Form 10-Q
period 2016-06-30
InvenTrust Properties Corp.
filed 2016-08-15
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2016
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
Yes  ☐   No ☒
As of August 8, 2016 there were 862,215,694 shares of the registrant’s common stock outstanding.

InvenTrust Properties Corp.

Quarterly Report on Form 10-Q
For the quarterly period ended June 30, 2016

- i-

INVENTRUST PROPERTIES CORP.

Consolidated Balance Sheets
as of June 30, 2016 and December 31, 2015

(Dollar amounts in thousands, except par value amounts)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Investment properties:
Land	$561,788	$521,934
Building and other improvements	1,702,115	1,764,218
Construction in progress	2,000	3,714
Total	2,265,903	2,289,866
Less accumulated depreciation	(361,572)	(401,230)
Net investment properties	1,904,331	1,888,636
Cash and cash equivalents	812,917	203,285
Restricted cash and escrows	23,915	16,499
Investment in marketable securities	192,325	177,431
Investment in unconsolidated entities	179,667	178,316
Intangible assets, net	72,071	55,898
Accounts and rents receivable (net of allowance of $1,494 and $2,187)	23,418	30,281
Deferred costs and other assets	29,275	29,405
Assets of discontinued operations	729	1,625,172
Total assets	$3,238,648	$4,204,923
Liabilities
Debt, net	$947,673	$1,098,231
Accounts payable and accrued expenses	42,608	48,099
Distributions payable	28,022	28,012
Intangible liabilities, net	45,024	38,019
Other liabilities	17,048	13,757
Liabilities of discontinued operations	12,511	830,103
Total liabilities	1,092,886	2,056,221
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 862,205,672 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	862	862
Additional paid in capital	5,916,282	6,066,583
Accumulated distributions in excess of net loss	(3,822,967)	(3,956,032)
Accumulated other comprehensive income	51,585	37,289
Total stockholders’ equity	2,145,762	2,148,702
Total liabilities and equity	$3,238,648	$4,204,923
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.
Consolidated Statements of Operations and Comprehensive Income
for the three and six months ended June 30, 2016 and 2015

(unaudited)
(Dollar amounts in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Income
Rental income	$49,580	$50,690	$98,237	$101,452
Tenant recovery income	12,921	14,208	25,953	28,785
Other property income	492	1,400	2,123	2,434
Total income	62,993	66,298	126,313	132,671
Expenses
General and administrative expenses	14,138	15,458	28,850	37,081
Property operating expenses	7,651	8,795	16,004	19,133
Real estate taxes	9,433	9,898	19,120	19,394
Depreciation and amortization	22,607	22,299	43,424	44,934
Provision for asset impairment	29,931	—	38,321	—
Total expenses	83,760	56,450	145,719	120,542
Operating (loss) income	(20,767)	9,848	(19,406)	12,129
Interest and dividend income	2,707	3,206	5,409	6,496
Gain on sale of investment properties	52,385	6,499	76,411	7,227
(Loss) gain on extinguishment of debt	(4,723)	2,737	(5,672)	1,382
Other income	1,442	3,772	2,710	4,682
Interest expense	(14,132)	(13,685)	(28,816)	(27,519)
Equity in earnings of unconsolidated entities	2,596	25,951	3,890	27,951
Realized gain on sale of marketable securities, net	73	17,444	628	20,155
Income before income taxes	19,581	55,772	35,154	52,503
Income tax benefit (expense)	63	72	(193)	(846)
Net income from continuing operations	19,644	55,844	34,961	51,657
Net income from discontinued operations	144,056	6,223	154,146	16,231
Net income	$163,700	$62,067	$189,107	$67,888
Net income per common share, from continuing operations, basic and diluted	$0.02	$0.06	$0.04	$0.06
Net income per common share, from discontinued operations, basic and diluted	0.17	0.01	0.18	0.02
Net income per common share, basic and diluted	$0.19	$0.07	$0.22	$0.08
Weighted average number of common shares outstanding, basic and diluted	862,205,672	861,824,777	862,205,672	861,824,777

Distributions declared per common share outstanding, basic	$0.03	$0.03	$0.06	$0.10
Distributions paid per common share outstanding, basic	$0.03	$0.03	$0.06	$0.13

Comprehensive income:
Net income	$163,700	$62,067	$189,107	$67,888
Unrealized gain (loss) on investment securities	11,274	(17,849)	16,486	33,355
Unrealized gain (loss) on derivatives	1,705	955	(2,616)	595
Reclassification adjustment for amounts recognized in net income	427	(17,708)	425	(20,682)
Comprehensive income attributable to the Company	$177,106	$27,465	$203,402	$81,156
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Changes in Equity
(unaudited)
(Dollar amounts in thousands)

For the six months ended June 30, 2016

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2016	862,205,672	$862	$6,066,583	$(3,956,032)	$37,290	$2,148,703
Net income	—	—	—	189,107	—	189,107
Unrealized gain on investment securities	—	—	—	—	16,486	16,486
Unrealized loss on derivatives	—	—	—	—	(2,616)	(2,616)
Reclassification adjustment for amounts recognized in net income	—	—	—	—	425	425
Distributions declared	—	—	—	(56,042)	—	(56,042)
Share based compensation	—	—	804	—	—	804
Equity effect of spin-off of Highlands REIT, Inc.	—	—	(151,105)	—	—	(151,105)
Balance at June 30, 2016	862,205,672	$862	$5,916,282	$(3,822,967)	$51,585	$2,145,762
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Changes in Equity
(unaudited)
(Dollar amounts in thousands)

For the six months ended June 30, 2015

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at January 1, 2015	861,824,777	$861	$7,755,471	$(3,820,882)	$57,599	$3,780	$3,996,829
Net income	—	—	—	67,888	—	8	67,896
Unrealized gain on investment securities	—	—	—	—	33,355	—	33,355
Unrealized loss on derivatives	—	—	—	—	595	—	595
Reclassification adjustment for amounts recognized in net income	—	—	—	—	(20,682)	—	(20,682)
Distributions declared	—	—	—	(82,591)	—	—	(82,591)
Contributions from noncontrolling interests, net	—	—	—	—	—	160	160
Restricted share units	—	—	130	—	—	—	130
Equity effect of spin-off of Xenia Hotels & Resorts, Inc.	—	—	(1,690,411)	—	—	(3,823)	(1,694,234)
Balance at June 30, 2015	861,824,777	$861	$6,065,190	$(3,835,585)	$70,867	$125	$2,301,458
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.
Consolidated Statements of Cash Flows
for the six months ended June 30, 2016 and 2015

(unaudited)
(Dollar amounts in thousands)

	Six months ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$189,107	$67,888
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	72,751	85,585
Amortization of above and below market leases, net	(1,561)	(646)
Amortization of debt premiums, discounts and financing costs	3,583	3,992
Straight-line rental income	809	522
Provision for asset impairment	114,904	—
Gain on sale of investment properties, net	(301,697)	(7,227)
Loss (gain) on extinguishment of debt	7,880	(1,382)
Equity in earnings of unconsolidated entities	(3,872)	(27,983)
Distributions from unconsolidated entities	2,788	3,185
Gain on sale of investment in unconsolidated entities	(1,434)	—
Realized gain on sale of marketable securities	(628)	(20,155)
Non-cash share based compensation	1,321	154
Prepayment penalties and defeasance	(7,753)	—
Changes in assets and liabilities:
Accounts and rents receivable	7,424	(2,792)
Deferred costs and other assets	3,192	8,046
Accounts payable and accrued expenses	947	(14,932)
Other (liabilities) assets	(2,268)	(5,950)
Net cash flows provided by operating activities	$85,493	$88,305
Cash flows from investing activities:
Purchase of investment properties	(295,787)	(98,122)
Acquired in-place and market lease intangibles, net	(14,277)	(4,645)
Capital expenditures and tenant improvements	(3,843)	(18,206)
Investment in development projects	(50,423)	(63,150)
Proceeds from sale of investment properties, net	1,389,845	28,918
Proceeds from sale of marketable securities	1,591	56,989
Proceeds from the sale of and return of capital from unconsolidated entities	5,480	23,722
Contributions to unconsolidated entities	(3,600)	(25,193)
Distributions from unconsolidated entities	3,537	5,958
Payment of leasing fees	(1,590)	(2,816)
Restricted escrows and other assets	(2,990)	14,228
Other (assets) liabilities	(11,333)	1,230
Net cash flows provided by (used in) investing activities	$1,016,610	$(81,087)

INVENTRUST PROPERTIES CORP.
Consolidated Statements of Cash Flows
for the six months ended June 30, 2016 and 2015

(unaudited)
(Dollar amounts in thousands)

	Six months ended
	June 30,
	2016	2015
Cash flows from financing activities:
Distributions paid	$(56,035)	$(109,164)
Proceeds from debt	299,646	129,257
Payoffs of debt	(704,651)	(279,004)
Principal payments of mortgage debt	(10,205)	(12,323)
Payment of loan fees and deposits	(31)	(1,710)
Contributions from noncontrolling interests, net	—	160
Cash contributed to Highlands REIT, Inc.	(21,195)	—
Cash contribution to Xenia Hotels & Resorts, Inc.	—	(165,884)
Property level cash contributed to Xenia Hotels & Resorts, Inc.	—	(130,080)
Net cash flows used in financing activities	$(492,471)	$(568,748)
Net increase (decrease) in cash and cash equivalents	609,632	(561,530)
Cash and cash equivalents, at beginning of period	203,285	733,150
Cash and cash equivalents, at end of period	$812,917	$171,620

INVENTRUST PROPERTIES CORP.
Consolidated Statements of Cash Flows
for the six months ended June 30, 2016 and 2015

(unaudited)
(Dollar amounts in thousands)

	Six months ended
	June 30,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest, net capitalized interest of $1,147 and $2,317	$39,686	$38,156

Supplemental schedule of non-cash investing and financing activities:
Net equity distributed to Highlands REIT, Inc. (net of cash contributed)	$129,910	$—
Net equity distributed to Xenia Hotels & Resorts, Inc. (net of cash contributed)	—	1,484,872
Mortgage assumed by buyer upon disposal of property	131,189	—
Assumption of mortgage debt upon acquisition of investment property	16,000	—
Net assets transferred at sale of real estate investments	2,007	—

See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2016
(unaudited)

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of InvenTrust Properties Corp. for the year ended December 31, 2015, which are included in InvenTrust Properties Corp.'s Annual Report on Form 10-K for the year ended December 31, 2015, as certain note disclosures contained in such audited consolidated financial statements have been omitted from this Report. In the opinion of management, all adjustments (consisting of normal recurring accruals, except as otherwise noted) necessary for a fair presentation have been included in these financial statements.
1. Organization
The Company was incorporated as Inland American Real Estate Trust, Inc. in October 2004 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust ("REIT") for federal tax purposes. The Company changed its name to InvenTrust Properties Corp. in April 2015. The Company was formed to own, manage, acquire and develop a diversified portfolio of commercial real estate located throughout the United States and to own properties in development and partially own properties through joint ventures, as well as investments in marketable securities and other assets. As of June 30, 2016, the Company's portfolio comprises 78 properties, representing 12.7 million square feet of retail space and 0.3 million square feet of non-core space and one student housing property. As used in these Notes and throughout this Quarterly Report on Form 10-Q, the terms "Company," "we," "us," or "our" mean InvenTrust Properties Corp. and its wholly owned subsidiaries and consolidated joint venture investments.
On June 21, 2016, the Company completed the sale of its student housing platform, University House, to UHC Acquisition Sub LLC (the “Acquiror”), a subsidiary of a joint venture formed between Canada Pension Plan Investment Board, GIC and Scion Communities Investors LLC, pursuant to the terms of the Stock Purchase Agreement (the “Agreement”), dated as of January 3, 2016, by and among the Company, University House Communities Group, Inc. and the Acquiror, as amended by that certain Amendment No. 1 to the Agreement, dated as of May 30, 2016, and as further amended by that certain Amendment No. 2 to the Agreement, dated as of June 20, 2016. The Agreement’s gross sales price was $1,410,000. Under the terms of the Agreement, the final net proceeds were determined at the closing of the transaction following the determination of several events and closing considerations. Following certain adjustments and the repayment of related debt, in each case pursuant to the terms of the Agreement, the Company received at the closing net cash consideration, after transaction costs, of approximately $845,000, $9,900 of which was deposited into escrow and relates to post closing obligations, $8,000 of which is being held pending the expected completion of a development property in August 2016.
On April 28, 2016, the Company completed the spin-off of its subsidiary, Highlands REIT, Inc. ("Highlands"), which the Company formed to hold substantially all of its remaining non-core assets, through the Company's pro rata taxable distribution of 100% of the outstanding common stock of Highlands to holders of record of the Company's common stock as of the close of business on the record date, which was April 25, 2016 (referred to herein as the "Highlands spin-off").  Each holder of record of the Company's common stock received one share of Highlands’ common stock for every one share of the Company's common stock held at the close of business on the record date. Highlands did not list its common stock on any securities exchange or other market in connection with the spin-off.
In connection with the Highlands spin-off, the Company entered into a Separation and Distribution Agreement with Highlands to effect the separation and to provide for the allocation of assets and liabilities. Highlands’ real property assets consisted of seven single- and multi-tenant office assets, two industrial assets, six retail assets, two correctional facilities, four parcels of unimproved land and one bank branch. Highlands assumed all liabilities relating to or arising out of these assets (excluding any liabilities relating to the properties previously owned and disposed of by subsidiaries of Highlands prior to the spin-off). The Company also entered into certain agreements with Highlands that, among other things, provide a framework for the relationship between the Company and Highlands as two separate companies, namely a Transition Services Agreement and an Employee Matters Agreement.
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

June 30, 2016
(unaudited)

for every eight shares of the Company’s common stock held at the close of business on the record date. In lieu of fractional shares, stockholders of the Company received cash. On February 4, 2015, Xenia's common stock began trading on the New York Stock Exchange ("NYSE") under the ticker symbol "XHR".
Segment Reporting
Following the Xenia spin-off, the Company no longer has a lodging segment. Therefore, the 46 lodging assets included in the Xenia spin-off have been classified as discontinued operations as the Xenia spin-off represented a strategic shift that has had a major effect on the Company's operations and financial results. The assets and liabilities of these 46 lodging assets are classified as assets and liabilities of discontinued operations on the consolidated balance sheet at June 30, 2016 and December 31, 2015. The operations of these 46 lodging assets have been classified as income from discontinued operations on the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2016 and 2015.
Following the Highlands spin-off, the Company no longer has a reportable non-core segment. Therefore, the 18 assets and four parcels of unimproved land included in the Highlands spin-off, which are disclosed in "Note 4. Disposed Properties", have been classified as discontinued operations as the Highlands spin-off represented a strategic shift that has had a major effect on the Company's operations and financial results. The assets and liabilities of these 18 assets and four parcels of unimproved land are classified as assets and liabilities of discontinued operations on the consolidated balance sheet at June 30, 2016 and December 31, 2015. The operations of these 18 assets and four parcels of unimproved land have been classified as income from discontinued operations on the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2016 and 2015.
Following the sale of the student housing platform, the Company no longer has a reportable student housing segment. Therefore, the 17 assets included in the student housing platform sale, which are disclosed in "Note 4. Disposed Properties", have been classified as discontinued operations as the sale represented a strategic shift that has had a major effect on the Company's operations and financial results. The assets and liabilities of these 17 assets are classified as assets and liabilities of discontinued operations on the consolidated balance sheets at June 30, 2016 and December 31, 2015. The operations of these 17 assets have been classified as income from discontinued operations on the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2016 and 2015.
With the completion of the student housing platform sale on June 21, 2016, the Company completed its previously announced portfolio strategy to focus solely on the retail asset class. Of the former reporting segments identified by the Company, only the retail segment remains as both an operating and reportable segment as of June 30, 2016. Therefore, the Company will no longer present segment information.
The accompanying consolidated financial statements include the accounts of InvenTrust Properties Corp., as well as all wholly owned subsidiaries and consolidated joint venture investments. Wholly owned subsidiaries generally consist of limited liability companies (LLCs) and limited partnerships (LPs). The effects of all significant intercompany transactions have been eliminated.
Each property is owned by a separate legal entity that maintains its own books and financial records, and each entity's assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in "Note 7. Debt ".
The Company owned 78 assets as of June 30, 2016, 129 assets as of December 31, 2015, and 143 assets as of June 30, 2015. The breakdown of the 78 owned assets as of June 30, 2016 is as follows:

Asset Type	No. of Properties	Square Feet / Beds
Retail	76	12,705,084	Square feet
Non-core	1	322,326	Square feet
Student housing	1	537	Beds

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2016
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
Refer to the Company's audited consolidated financial statements for the year ended December 31, 2015, as certain note disclosures contained in such audited consolidated financial statements have been omitted from these interim consolidated financial statements.
Reclassifications
Certain reclassifications have been made to the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2015 to conform to the 2016 presentations. These reclassifications primarily represent the classification of salaries and benefits of corporate-level employees and overhead costs from property operating expenses to general and administrative expenses for the three and six months ended June 30, 2015 of $167 and $2,572, respectively, and the classification of specialty leasing income from rental income to other property income for the three and six months ended June 30, 2015 of $320 and $515, respectively.
Certain reclassifications have been made to the consolidated balance sheets as of June 30, 2016 and December 31, 2015 and the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2016 and 2015 to reflect the classification of the student housing platform sale, the Highlands spin-off and the Xenia spin-off as discontinued operations. The assets and liabilities of these disposal groups classified as held for sale have been classified as assets and liabilities of discontinued operations on the consolidated balance sheets as of June 30, 2016 and December 31, 2015. The operations reflected in discontinued operations on the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2016 and 2015 include the 17 student housing assets included in the student housing platform sale, the unconsolidated student housing joint venture sold during the six months ended June 30, 2016, the 18 assets and four parcels of unimproved land included in the Highlands spin-off, and one non-core asset. The operations of 46 assets included in the Xenia spin-off are also reflected in discontinued operations on the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2015
Recently Adopted Accounting Pronouncements
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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Subsequently, in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which allows an entity to present the costs related to securing a line-of-credit arrangement as an asset, regardless of whether there are any outstanding borrowings. The Company adopted ASU 2015-03 and 2015-15 effective as of January 1, 2016 with retrospective application to the December 31, 2015 consolidated balance sheet. The effect of the adoption of ASU 2015-03 and 2015-15 was to reclassify debt issuance costs of

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2016
(unaudited)

approximately $8,496 as of December 31, 2015 from deferred costs and other assets in the consolidated balance sheet to a contra account as a deduction from debt in the consolidated balance sheet. There was no effect on the consolidated statements of operations and comprehensive income.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation, which outlines improvements to Employee Share-Based Payment Accounting. The new standard impacts certain aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. ASU No. 2016-09, as issued, will be effective on January 1, 2017, with early adoption permitted. The Company is assessing whether the new standard will have a material effect on its financial position or results of operations.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2016
(unaudited)

3. Acquired Properties
The Company records identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination at fair value. The Company had three acquisitions during the six months ended June 30, 2016. During the six months ended June 30, 2016, the Company acquired three wholly owned retail assets for a gross acquisition price of $333,700 and assumed mortgage debt of $16,000 on one acquisition as a part of non-cash financing activities.

Asset Type	Property	Date	Gross Acquisition Price	Square Footage
Retail	Shops at the Galleria	4/1/2016	$132,000	538,000
Retail	Renaissance Center	4/1/2016	129,200	363,000
Retail	Stevenson Ranch	4/15/2016	72,500	187,000
Total			$333,700	1,088,000
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for the six months ended June 30, 2016, as listed above.

2016 Acquisitions
Land	$108,340
Building and other improvements	211,014
Total investment properties	$319,354
Intangible assets	28,944
Intangible liabilities	(14,858)
Net other assets and liabilities	260
Total fair value of assets acquired and liabilities assumed	$333,700
The acquired properties are included in the Company's results of operations based on their date of acquisition. The following unaudited pro-forma results of operations reflect these transactions as if each had occurred on January 1, 2015. The pro-forma information is not necessarily indicative of the results that actually would have occurred nor does it indicate future operating results.

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	$62,993	$71,769	$131,723	$143,760
Net income from continuing operations	19,697	55,590	35,282	51,666
For properties acquired during the six months ended June 30, 2016, the Company recorded revenue of $6,589 and $6,589 for the three and six months ended June 30, 2016, respectively. The Company recorded property net income of $4,897 and $4,897, excluding related expensed acquisition costs, for the three and six months ended June 30, 2016, respectively.
The Company incurred $627 and $770 of acquisition and transaction costs during the three and six months ended June 30, 2016, respectively, that were recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2016
(unaudited)

During the six months ended June 30, 2015, the Company acquired two retail properties and one student housing property for a gross acquisition price of $103,000. The table below reflects acquisition activity during the six months ended June 30, 2015.

Asset Type	Property	Date	Gross Acquisition Price	Square Footage
Retail	The Shops at Walnut Creek	4/10/2015	$57,100	216,334
Retail	Westpark Shopping Center	5/12/2015	33,400	176,935
Student Housing	Bishops Landing (a)	4/27/2015	12,500
Total			$103,000

(a)	The assets of the Bishops Landing acquisition were recorded as assets of discontinued operations on the consolidated balance sheet as of December 31, 2015.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for the six months ended June 30, 2015, as listed above.

2015 Acquisitions
Land	$17,594
Building and other improvements	70,138
Construction in progress	12,500
Total investment properties	$100,232
Net other assets and liabilities	2,768
Total fair value of assets acquired and liabilities assumed	$103,000
For properties acquired during the six months ended June 30, 2015, the Company recorded revenue of $1,648 and $1,648 for the three and six months ended June 30, 2015, respectively. The Company recorded property net income of $1,159 and $1,159, excluding related expensed acquisition costs for the three and six months ended June 30, 2015, respectively. The Company incurred $331 and $371 of acquisition and transaction costs during the three and six months ended June 30, 2015, respectively, that were recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2016
(unaudited)

4. Disposed Properties
The Company disposed of one non-core asset, 18 retail assets, 17 assets as part of the student housing platform sale, and 18 assets and four parcels of unimproved land as a part of the Highlands spin-off during the six months ended June 30, 2016 for an aggregate gross disposition price of $1,728,600. For the six months ended June 30, 2016, the Company had generated net proceeds from the sale of properties of $1,389,845.
The Company sold one operating property and one land parcel during the six months ended June 30, 2015 for an aggregate gross disposition price of $28,910. For the six months ended June 30, 2015, the Company had generated net proceeds from the sale of properties of $28,918.
Retail dispositions included in continuing operations
The following retail properties were sold during the six months ended June 30, 2016. These properties have been included in continuing operations on the consolidated statement of operations and comprehensive income for the three and six months ended June 30, 2016.

Property	Date	Gross Disposition Price	Square Footage
Cypress Town Center	1/7/2016	$7,300	55,000
James Center	1/13/2016	31,400	140,200
Streets of Indian Lake	3/11/2016	37,000	254,100
Lord Salisbury Center	3/11/2016	20,800	113,800
Fabyan Randall	3/25/2016	14,800	91,400
Ward's Crossing	4/1/2016	16,000	80,900
Bartow Marketplace	4/8/2016	34,800	375,000
Atascocita Shopping Center	4/25/2016	8,900	47,300
Southeast Grocery Portfolio - 6 properties	4/29/2016	68,700	535,300
Brandon Centre	5/2/2016	22,500	133,300
Westport Village	5/17/2016	23,800	168,700
Gravois Dillon Plaza	6/8/2016	15,200	148,100
Highland Plaza	6/30/2016	16,100	148,100
Total		$317,300	2,291,200
For the three months ended June 30, 2016 and 2015, the Company recorded a gain on sale of investment properties of $52,385 and $6,499, respectively, in continuing operations. For the six months ended June 30, 2016 and 2015, the Company recorded a gain on sale of investment properties of $76,411 and $7,227, respectively, in continuing operations.
Dispositions included in discontinued operations
In line with the Company's adoption of the accounting standard governing discontinued operations during the year ended December 31, 2014, only disposals representing a strategic shift that have (or will have) a major effect on results and operations would qualify as discontinued operations. During the three and six months ended June 30, 2016 and 2015, the Company completed a number of transactions representing a strategic shift that will have a major effect on the results and operations of the Company.
Student housing platform disposition
On June 21, 2016, the Company completed the sale of its student housing platform, University House. The Agreement’s sale price was $1,410,000. On the closing date, the Company received net cash consideration, after transaction costs, of approximately $845,000, $9,900 of which was deposited into escrow and relates to post closing obligations, $8,000 of which is being held pending the expected completion of a development property in August of 2016. For the three months ended June 30,

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2016
(unaudited)

2016, the Company recorded a gain on sale related to the student housing platform of $225,286, which is included in discontinued operations.
The 17 student housing assets included in the student housing platform sale have been classified as discontinued operations as the student housing platform sale represented a strategic shift away from its student housing portfolio and has had a major effect on the Company's operations and financial results. The assets and liabilities of these assets have been classified as assets and liabilities of discontinued operations on the consolidated balance sheets as of June 30, 2016 and December 31, 2015. The operations of these assets have been included as income from discontinued operations on the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2016 and 2015.
On February 4, 2013, the Company entered into a student housing joint venture agreement with Gerding Edlen Investors, LLC ("GE") in order to develop, construct and manage a student housing community. The joint venture is known as 15th & Walnut Owner, LLC ("Eugene"). On February 25, 2016, GE purchased the Company's partnership interest in the joint venture. This joint venture has been classified as a discontinued operation as the student housing platform sale represented a strategic shift away from its student housing portfolio and has had a major effect on the Company's operations and financial results. A gain on the sale of the joint venture of $1,434 was recorded for the six months ended June 30, 2016 and is included as part of discontinued operations on the consolidated statements of operations and comprehensive income. The investment in the unconsolidated entity has been classified as an asset of discontinued operations on the consolidated balance sheet as of December 31, 2015. The equity in earnings of the unconsolidated entity have been included as income from discontinued operations on the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2016 and 2015.
Combined financial information for the Eugene joint venture
The following tables present the combined condensed financial information for the Company’s investment in Eugene.

	As of
	June 30, 2016	December 31, 2015
Assets:
Real estate assets, net of accumulated depreciation	$—	$17,944
Other assets	—	730
Total assets	—	18,674
Liabilities and equity:
Mortgage debt	—	11,620
Other liabilities	—	1,025
Equity	—	6,029
Total liabilities and equity	$—	$18,674

Company’s share of equity	—	4,195
Net excess of the net book value of underlying assets over the cost of investments	—	—
Carrying value of investments in unconsolidated entities	$—	$4,195

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues	$—	$604	$305	$1,008
Expenses:
Interest expense and loan cost amortization	—	83	58	178
Depreciation and amortization	—	164	113	334
Operating expenses, ground rent and general and administrative expenses	—	262	164	446
Total expenses	—	509	335	958
Net income (loss)	$—	$95	$(30)	$50
Company's equity in earnings (loss) of the Eugene unconsolidated entity	$—	$58	$(19)	$31

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2016
(unaudited)

Highlands REIT, Inc. spin-off and other non-core disposition
On April 28, 2016, the Company completed the spin-off of Highlands, which held substantially all of the Company's remaining non-core assets. The assets included as part of the Highlands spin-off consisted of 18 assets and four parcels of unimproved land. The Company received no proceeds associated with the Highlands spin-off. For the three months ended June 30, 2016, the Company recorded a provision for asset impairment loss of $76,583, which is included in discontinued operations.
The Company sold one non-core asset during the three and six months ended June 30, 2016. This asset has been classified as a discontinued operation as it reflects the Company's strategic shift away from its previous non-core asset portfolio.
The Highlands assets included in the spin-off and the one non-core asset sold during the three and six months ended June 30, 2016 have been classified as discontinued operations as the Highlands spin-off and subsequent sale of a non-core asset represented a strategic shift away from the Company's non-core portfolio and has had a major effect on the Company's operations and financial results. The assets and liabilities of these assets have been classified as assets and liabilities of discontinued operations on the consolidated balance sheets as of June 30, 2016 and December 31, 2015. The operations of these assets have been included as income from discontinued operations on the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2016 and 2015.
Xenia Hotels & Resorts, Inc. spin-off
On February 3, 2015, the Company completed the spin-off of its lodging subsidiary, Xenia Hotels & Resorts, Inc. The 46 assets included in the Xenia spin-off have been classified as discontinued operations as the Xenia spin-off represented a strategic shift that has had a major effect on the Company's operations and financial results. The assets and liabilities of these assets have been classified as assets and liabilities of discontinued operations on the consolidated balance sheet as of December 31, 2015. The operations of these assets have been included as income from discontinued operations on the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2015.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2016
(unaudited)

The major classes of assets and liabilities of discontinued operations, by disposal group, as of June 30, 2016 and December 31, 2015 were as follows:

	As of June 30, 2016				As of December 31, 2015
	Student housing platform sale	Highlands spin-off and other non-core	Xenia spin-off	Total	Student housing platform sale	Highlands spin-off and other non-core	Xenia spin-off	Total
Assets
Investment properties:
Land	$—	$—	$—	$—	$112,891	$139,215	$—	$252,106
Building and other improvements	—	—	—	—	882,770	638,709	—	1,521,479
Construction in progress	—	—	—	—	68,408	—	—	68,408
Total	—	—	—	—	1,064,069	777,924	—	1,841,993
Less accumulated depreciation	—	—	—	—	(97,374)	(165,261)	—	(262,635)
Net investment properties	—	—	—	—	966,695	612,663	—	1,579,358
Investment in unconsolidated entities	—	—	—	—	4,195	—	—	4,195
Accounts and rents receivable (net of allowance of $0 and $230)	—	—	—	—	2,587	11,785	—	14,372
Intangible assets, net	—	—	—	—	3,131	12,101	—	15,232
Deferred costs and other assets (a)	—	194	535	729	5,696	3,201	3,118	12,015
Total assets	$—	$194	$535	$729	$982,304	$639,750	$3,118	$1,625,172
Liabilities
Debt	—	—	—	—	352,808	419,118	—	771,926
Accounts payable and accrued expenses (b)	11,817	107	—	11,924	18,277	26,076	—	44,353
Intangible liabilities, net	—	—	—	—	—	4,668	—	4,668
Other liabilities (c)	$921	$(361)	$27	$587	7,616	1,519	21	9,156
Total liabilities	$12,738	$(254)	$27	$12,511	$378,701	$451,381	$21	$830,103

(a)	Deferred costs and other assets at June 30, 2016 primarily include receivables from Xenia related to taxes.

(b)	Accounts payable and accrued expenses at June 30, 2016 primarily include accrued legal, advisor and other costs related to the student housing platform sale.

(c)	Other liabilities at June 30, 2016 primarily includes liabilities related to the student housing platform sale.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2016
(unaudited)

The operations reflected in discontinued operations on the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2016 and 2015 include the 17 student housing assets included in the student housing platform sale, the unconsolidated student housing joint venture sold during the six months ended June 30, 2016, the 18 assets and four parcels of unimproved land included in the Highlands spin-off, and one non-core asset. The operations of the 46 assets included in the Xenia spin-off are also reflected in discontinued operations on the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2015.

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	$31,295	$42,760	$82,263	$154,737
Less:
Depreciation and amortization expense	11,585	14,326	29,284	40,613
Other expenses	17,253	13,154	32,503	80,529
Provision for asset impairment	76,583	—	76,583	—
Operating (loss) income from discontinued operations	$(74,126)	$15,280	$(56,107)	$33,595
Interest expense, income taxes, and other miscellaneous income	(4,896)	(9,115)	(14,240)	(17,387)
Equity in earnings of unconsolidated entity	—	58	(19)	31
Gain on sale of investment in unconsolidated entity	—	—	1,434	—
Gain on sale of properties, net	225,286	—	225,286	—
Loss on extinguishment of debt	(2,208)	—	(2,208)	—
Net income from discontinued operations	$144,056	$6,223	$154,146	$16,239
Less net income attributable to non-controlling interests	—	—	—	(8)
Net income from discontinued operations attributable to Company	$144,056	$6,223	$154,146	$16,231

Revenues of discontinued operations, per weighted average number of common shares outstanding, basic and diluted	$0.04	$0.05	$0.10	$0.18
Net income from discontinued operations, per weighted average number of common shares outstanding, basic and diluted	$0.17	$0.01	$0.18	$0.02
Weighted average number of common shares outstanding, basic and diluted	862,205,672	861,824,777	862,205,672	861,824,777
Student housing platform sale
Net cash provided by operating activities from the properties classified as discontinued operations was $32,858 and $14,720 for the six months ended June 30, 2016 and 2015, respectively. Net cash provided by (used in) investing activities from the properties classified as discontinued operations was $1,197,642 and $(58,376) for the six months ended June 30, 2016 and 2015, respectively.
Highlands spin-off
Net cash (used in) provided by operating activities from the properties classified as discontinued operations was $(247) and $31,392 for the six months ended June 30, 2016 and 2015, respectively. Net cash used in investing activities from the properties classified as discontinued operations was $(3,220) and $(1,988) for the six months ended June 30, 2016 and 2015, respectively.
Xenia spin-off
Net cash provided by (used in) operating activities from the properties classified as discontinued operations was $5 and $(6,350) for the six months ended June 30, 2016 and 2015, respectively. Net cash provided by (used in) investing activities from the properties classified as discontinued operations was $2,583 and $(9,210) for the six months ended June 30, 2016 and 2015, respectively.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2016
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

			Carrying Value of Investment at
Entity	Description	Ownership %	June 30, 2016	December 31, 2015
IAGM Retail Fund I, LLC	Retail shopping centers	55%	$128,427	$131,362
Downtown Railyard Venture, LLC	Land development	(a)	48,730	45,081
Other unconsolidated entities	Various real estate investments	Various	2,510	1,873
			$179,667	$178,316

(a)	The Company's ownership percentage in Downtown Railyard Venture, LLC is based upon a waterfall calculation outlined in the joint venture operating agreement.
During the three and six months ended June 30, 2016 and 2015, the Company recorded no impairment on its unconsolidated entities.
On February 4, 2013, the Company entered into a joint venture agreement with GE in order to develop, construct and manage a student housing community. On February 25, 2016, GE purchased the Company's partnership interest in the joint venture. A gain on the sale of the joint venture of $1,434 was recorded for the six months ended June 30, 2016 and is included as part of discontinued operations on the consolidated statements of operations and comprehensive income as the Company's exit from the student housing market is a strategic shift that has had a major effect on the Company's operations and financial results.
Combined Financial Information
The following tables present the combined condensed financial information for the Company’s investment in unconsolidated entities.

	As of
	June 30, 2016	December 31, 2015
Assets:
Real estate assets, net of accumulated depreciation	$639,695	$645,305
Other assets	87,841	99,165
Total assets	$727,536	$744,470
Liabilities and equity:
Mortgage debt	313,300	314,202
Other liabilities	65,246	78,617
Equity	348,990	351,651
Total liabilities and equity	$727,536	$744,470
Company’s share of equity	$193,361	$192,311
Net excess of the net book value of underlying assets over the cost of investments (net of accumulated amortization of $1,931 and $1,630, respectively)	(13,694)	(13,995)
Carrying value of investments in unconsolidated entities	$179,667	$178,316

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2016
(unaudited)

Combined Financial Information, continued

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues	$19,846	$48,468	$37,134	$67,708
Expenses:
Interest expense and loan cost amortization	778	3,588	6,638	7,640
Depreciation and amortization	8,352	6,818	14,667	12,282
Operating expenses, ground rent and general and administrative expenses	7,045	4,270	10,666	9,914
Total expenses	16,175	14,676	31,971	29,836
Net income	$3,671	$33,792	$5,163	$37,872

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Company's share of net income, net of excess basis depreciation of $130, $130, $260 and $260, respectively	2,241	12,884	3,260	14,884
Distributions from unconsolidated entities in equity in earnings in excess of the investments' carrying value	355	13,067	630	13,067
Equity in earnings of unconsolidated entities	$2,596	$25,951	$3,890	$27,951
Equity in earnings of unconsolidated entities on the consolidated statements of operations and comprehensive income of $2,596 and $3,890 for the three and six months ended June 30, 2016, respectively, include nonrecurring distributions that are in excess of the investments' carrying value by $355 and $630 for the three and six months ended June 30, 2016, respectively.
Equity in earnings of unconsolidated entities on the consolidated statement of operations and comprehensive income of $25,951 and $27,951 for the three and six months ended June 30, 2015, respectively, include nonrecurring distributions from the sale of assets within two joint ventures that are in excess of the investments' carrying value by $13,067 and $13,067 for the three and six months ended June 30, 2015, respectively.
The unconsolidated entities had total third party debt of $313,300 at June 30, 2016 that matures as follows:

Maturities during the year ended December 31,	Amount
2016	$19,567
2017	—
2018	203,807
2019	16,246
2020	—
Thereafter	73,680
$313,300
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

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2016
(unaudited)

6. Investment in Marketable Securities
Investment in marketable securities of $192,325 and $177,431 at June 30, 2016 and December 31, 2015, respectively, consists primarily of preferred and common stock investments in other REITs and certain real estate related bonds which are classified as available-for-sale securities and recorded at fair value. The cost basis net of impairments of available-for-sale securities was $137,355 and $138,318 as of June 30, 2016 and December 31, 2015, respectively. The Company's investment in marketable securities includes an approximately 5% ownership of the outstanding common stock of Xenia. The Company held an investment in Xenia securities reported at its fair value of $95,141 and $86,919 as of June 30, 2016 and December 31, 2015, respectively. The cost basis of the Xenia securities held by the Company was $80,748 as of June 30, 2016 and December 31, 2015, respectively, which is equal to 5% of the net equity, at historical cost basis, contributed to Xenia at the time of the Xenia spin-off.
Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. The Company has net accumulated other comprehensive income related to its marketable securities portfolio of $54,970 and $39,113, which includes gross unrealized losses of $1,929 and $2,242 related to its marketable securities as of June 30, 2016 and December 31, 2015, respectively. Securities with gross unrealized losses have a related fair value of $3,127 and $10,712 as of June 30, 2016 and December 31, 2015, respectively. The unrealized gain on the Xenia securities held by the Company was $14,393 and $6,171 as of June 30, 2016 and December 31, 2015, respectively.
The Company’s policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that the fair value of a security drops below the cost basis and believes that decline to be other-than-temporary. Factors in the assessment of other-than-temporary impairment include determining whether (1) the Company has the ability and intent to hold the security until it recovers, and (2) the length of time and degree to which the security’s price has declined. No impairment to available-for-sale securities was recorded for the three and six months ended June 30, 2016 and 2015, respectively.
During the three months ended June 30, 2016 and 2015, dividend income of $2,645 and $2,564, respectively, was recognized and is included in interest and dividend income on the consolidated statements of operations and comprehensive income. During the six months ended June 30, 2016 and 2015, dividend income of $5,300 and $5,463, respectively, was recognized and is included in interest and dividend income on the consolidated statements of operations and comprehensive income.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2016
(unaudited)

7. Debt
Mortgages Payable
Mortgage loans outstanding as of June 30, 2016 and December 31, 2015 were $805,183 and $1,774,221, respectively, and had a weighted average interest rate of 5.15% and 4.94% per annum, respectively. Mortgage discount, net, was $3,120 and $5,568 as of June 30, 2016 and December 31, 2015, respectively. Debt issuance costs, which are presented as a deduction from the related debt liabilities, were $4,391 and $8,496 as of June 30, 2016 and December 31, 2015, respectively. During the three and six months ended June 30, 2016, the Company assumed mortgage debt of $16,000 on one acquisition as a part of non-cash financing activities.
Of the mortgage loans outstanding at December 31, 2015, approximately $775,156 related to liabilities of discontinued operations. There was no mortgage discount, net, related to liabilities of discontinued operations as of December 31, 2015. Of the debt issuance costs, approximately $3,230 related to liabilities of discontinued operations as of December 31, 2015.
As of June 30, 2016, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through June 2037, as follows:

Maturity Date	As of June 30, 2016	Weighted average interest rate
2016	$55,696	5.98%
2017	446,078	5.49%
2018	81,727	4.20%
2019	—	—%
2020	—	—%
Thereafter	221,682	4.61%
Total	$805,183	5.15%
It is anticipated that the Company will be able to repay, refinance or extend the debt maturing in 2016, and the Company believes it has adequate sources of funds to meet short term cash needs related to these refinancings. Of the total outstanding debt for all years, approximately $3,550 is recourse to the Company at June 30, 2016. It is anticipated that the Company will use proceeds from sales, cash on hand, capacity on term loan and line of credit to repay, refinance or extend the debt maturing in 2016 and 2017.
Some of the mortgage loans require compliance with certain covenants, such as debt coverage service ratios, investment restrictions and distribution limitations. As of June 30, 2016 and December 31, 2015, the Company was in compliance with all mortgage loan requirements except one loan with a carrying value of $3,062, which matures in 2016. This loan is not cross-collateralized with any other mortgage loans and is not recourse to the Company.
Term loan and line of credit
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
The term loan credit facility consists of two tranches: a five-year tranche maturing on January 15, 2021, and a seven-year tranche maturing on November 5, 2022. The credit facility can be drawn for one year from the agreement date, after which the unused portion of the credit facility will terminate. The credit facility is subject to maintenance of certain financial covenants. As of June 30, 2016 and December 31, 2015, the Company was in compliance with all of the covenants and default provisions under the credit agreement. Interest rates are based on the Company's total leverage ratio. Based upon the Company's total leverage ratios at June 30, 2016 and December 31, 2015, the five-year tranche bears an interest rate of LIBOR plus 1.30% and the seven-year tranche bears an interest rate of 1-month LIBOR plus 1.60%. The Company had $150,000 and $190,000 available under the term loan as of June 30, 2016 and December 31, 2015, respectively. The interest rate on the outstanding balance of the term loan was 1.76% and 1.59% as of June 30, 2016 and December 31, 2015, respectively.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2016
(unaudited)

On February 3, 2015, the Company entered into an amended and restated credit agreement for a $300,000 unsecured revolving line of credit with KeyBank National Association, JP Morgan Chase Bank National Association and other financial institutions. The accordion feature allows the Company to increase the size of its unsecured line of credit up to $600,000, subject to certain conditions. The unsecured revolving line of credit matures on February 2, 2019 and contains one twelve-month extension option that the Company may exercise upon payment of an extension fee equal to 0.15% of the commitment amount on the maturity date and subject to certain other conditions. The unsecured revolving line of credit bears interest at a rate equal to 1-month LIBOR plus 1.40% and requires the maintenance of certain financial covenants. As of June 30, 2016 and December 31, 2015, the Company was in compliance with all of the covenants and default provisions under the credit agreement. The Company had $300,000 and $300,000 available under the revolving line of credit as of June 30, 2016 and December 31, 2015, respectively.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2016
(unaudited)

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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at June 30, 2016
	Using Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs	Using Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Available-for-sale real estate equity securities	$190,651	$—	$—
Real estate related bonds	—	1,674	—
Total assets	$190,651	$1,674	$—
Derivative interest rate instruments	—	(3,385)	—
Total liabilities	$—	$(3,385)	$—

	Fair Value Measurements at December 31, 2015
	Using Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs	Using Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Available-for-sale real estate equity securities	$175,127	$—	$—
Real estate related bonds	—	2,304	—
Total assets	$175,127	$2,304	$—
Derivative interest rate instruments	—	(1,941)	—
Total liabilities	$—	$(1,941)	$—

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2016
(unaudited)

Level 1
At June 30, 2016 and December 31, 2015, the fair value of the available-for-sale real estate equity securities have been valued based upon quoted market prices for the same or similar issues when current quoted market prices were available. Unrealized gains or losses on investment are reflected in unrealized gain (loss) on investment securities in comprehensive income on the consolidated statements of operations and comprehensive income.
Level 2
To calculate the fair value of the real estate related bonds and the derivative interest rate instruments, the Company primarily uses quoted prices for similar securities and contracts. For the real estate related bonds, the Company reviews price histories for similar market transactions. For the derivative interest rate instruments, the Company uses inputs based on data that is observed in the forward yield curve which is widely observable in the marketplace.  The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements which utilizes Level 3 inputs, such as estimates of current credit spreads. However, as of June 30, 2016 and December 31, 2015, the Company determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of June 30, 2016 and December 31, 2015, the Company had outstanding interest rate swap agreements with a notional value of $150,000 and $157,000, respectively.
Level 3
At June 30, 2016 and December 31, 2015, the Company had no Level 3 recurring fair value measurements.
Nonrecurring Measurements
The following table summarizes activity for the Company’s assets measured at fair value on a nonrecurring basis. The Company recognized certain impairment charges to reflect the investments at their fair values for the three and six months ended June 30, 2016 and 2015. The asset groups that were reflected at fair value through this evaluation are:

	For the three months ended
	June 30, 2016		June 30, 2015
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Losses	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Losses
Investment properties, continuing operations	$42,150	$29,931	$—	$—
Investment properties, discontinued operations	542,208	76,583	—	—
Total	$584,358	$106,514	$—	$—

	For the six months ended
	June 30, 2016		June 30, 2015
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Losses	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Losses
Investment properties, continuing operations	$81,300	$38,321	$—	$—
Investment properties, discontinued operations	542,208	76,583	—	—
Total	$623,508	$114,904	$—	$—

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2016
(unaudited)

Investment properties, continuing operations
During the three and six months ended June 30, 2016, the Company identified certain assets which may have a reduction in the expected holding period and reviewed the probability of these properties' disposition. The Company's estimated fair value relating to the investment assets' impairment analysis was based on purchase contracts and ten-year discounted cash flow models, which includes contractual revenues and unobservable inputs such as forecasted revenues and expenses. These unobservable inputs are based on market conditions and the Company's expected growth rates.
During the six months ended June 30, 2016, capitalization rates ranging from 6.75% to 7.00% and discount rates ranging from 7.00% to 8.00% were utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates. The Company recorded a provision for asset impairment of $29,931 in continuing operations for the three months ended June 30, 2016 on one non-core asset based on a discounted cash flow analysis. For the six months ended June 30, 2016, the Company recorded a provision for asset impairment of $38,321 in continuing operations on two retail assets and one non-core asset based on purchase contracts and discounted cash flow analysis.
There was no impairment recorded for the three and six months ended June 30, 2015 for properties included in continuing operations on the statement of operations and comprehensive income.
Investment properties, discontinued operations
As discussed in "Note 1. Organization", the Company completed the Highlands spin-off on April 28, 2016. In connection with the Highlands spin-off, the Company evaluated Highlands as a disposal group for impairment. The Company's estimated fair value relating to the disposal group's impairment analysis was based on 10-year discounted cash flow models, which includes contractual inflows and outflows over a specific holding period. The cash flows consist of observable inputs such as contractual revenues and unobservable inputs forecasted revenues and expenses. These unobservable inputs are based on market conditions and the Company’s expected growth rates.
As of the spin date, capitalization rates ranging from 6.75% to 10.00% and discount rates ranging from 7.75% to 15.25% were utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates. Based on this analysis, the Company recorded an impairment related to the Highlands spin-off of $76,583 in discontinued operations for the three and six months ended June 30, 2016 as the net book value of the disposal group exceeded its fair value.
There was no impairment recorded for the three and six months ended June 30, 2015 for investment properties included in discontinued operations on the statement of operations and comprehensive income.
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the Company's consolidated financial statements as of June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$805,183	$809,365	$1,774,221	$1,789,464
Line of credit and term loan	$150,000	$150,000	$110,000	$110,000
The Company estimates the fair value of its mortgages payable using a weighted average effective interest rate of 4.93% per annum. The fair value estimate of the line of credit and term loan approximates the carrying value due to limited market volatility in pricing. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2016
(unaudited)

9. Income Taxes
The Company has elected and has operated so as to qualify to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the tax year ended December 31, 2005. So long as it qualifies as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed currently to stockholders. A REIT is subject to a number of organizational and operational requirements including a requirement that it currently distribute at least 90% of its REIT taxable income (subject to certain adjustments and excluding capital gains) to its stockholders each year. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates and would not be able to re-elect REIT during the four years following the year of the failure. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income. In addition, as of March 31, 2016, the Company owned all of the outstanding stock of MB REIT (Florida), Inc. ("MB REIT"), which the Company consolidated for financial reporting purposes. On December 15, 2015, MB REIT redeemed all of the outstanding shares of its Series B Preferred Stock and became a wholly owned subsidiary of InvenTrust. At that time, MB REIT became a Qualified REIT Subsidiary ("QRS") of the Company and ceased to be treated as a separate REIT for U.S. federal income tax purposes. As a QRS, MB REIT was disregarded as a separate entity from the Company for federal income tax purposes. All assets, liabilities and items of income, deduction and credit of MB REIT were treated for federal income tax purposes as those of the Company. MB REIT was included in the Highlands spin-off as described in "Note 4. Disposed Properties."
The Company has elected to treat certain of its consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries pursuant to the Code. Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates. During the six months ended June 30, 2015 the Company's hotels were leased to certain of the Company's taxable REIT subsidiaries. Lease revenue from these taxable REIT subsidiaries and the Company's wholly-owned subsidiaries is eliminated in consolidation.
For the three months ended June 30, 2016 and 2015, an income tax benefit of $63 and $72, respectively, was included in continuing operations on the consolidated statements of operations and comprehensive income. For the six months ended June 30, 2016 and 2015, an income tax expense of $193 and $846, respectively, was included in continuing operations on the consolidated statements of operations and comprehensive income.

For the three months ended June 30, 2016 and 2015, income tax expense of $159 and $9, respectively, was included in net income from discontinued operations on the consolidated statements of operations and comprehensive income. For the six months ended June 30, 2016 and 2015, income tax expense of $189 and $2,189, respectively, was included in net income from discontinued operations on the consolidated statements of operations and comprehensive income.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2016
(unaudited)

10. Earnings per Share and Equity Transactions
Basic earnings per share ("EPS") are computed using the two-class method by dividing net income by the weighted average number of common shares outstanding for the period (the "common shares"). Diluted EPS is computed using the treasury method if more dilutive, by dividing net income by the common shares plus potential common shares issuable upon exercising options or other contracts. The following table reconciles the amounts used in calculating basic and diluted income per share (in thousands, except weighted average share and per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income from continuing operations	$19,644	$55,844	$34,961	$51,657
Less: Dividends on common stock	(28,019)	(28,006)	(56,042)	(82,591)
Less: Dividends on unvested restricted stock units	(88)	—	(119)	—
Less: Undistributed income allocated to unvested shares	—	(65)	—	(65)
Less: Net income attributable to noncontrolling interests	—	—	—	—
Undistributed income (loss)	$(8,463)	$27,773	$(21,200)	$(30,999)
Add: Dividends on common stock	28,019	28,006	56,042	82,591
Distributed and undistributed income from continuing operations, basic and diluted	$19,556	$55,779	$34,842	$51,592
Income from discontinued operations allocated to common stockholders	$144,056	$6,223	$154,146	$16,231

Weighted average shares outstanding:
Weighted average shares outstanding, basic and diluted	862,205,672	861,824,777	862,205,672	861,824,777

Basic income per share:
Income from continuing operations allocated to common shareholders per share	$0.02	$0.06	$0.04	$0.06
Income from discontinued operations allocated to common shareholders per share	$0.17	$0.01	$0.18	$0.02

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2016
(unaudited)

11. Stock-Based Compensation
Share Unit Plans
During 2014, the Company adopted the following three long-term incentive plans: (1) the Inland American Real Estate Trust, Inc. 2014 Share Unit Plan (the "Retail Plan"), with respect to the Company’s retail business; (2) the Xenia Hotels & Resorts, Inc. 2014 Share Unit Plan (the "Lodging Plan"), with respect to the Company’s lodging business; and (3) the Inland American Communities Group, Inc. 2014 Share Unit Plan (the "Student Housing Plan"), with respect to the Company’s student housing business (collectively, the "Share Unit Plans").  Each Share Unit Plan provides for the grant of "share unit" awards to eligible participants.  The value of a "share unit" was determined based on a phantom capitalization of the Company’s retail/non-core business, lodging business and student housing business, and does not necessarily correspond to the value of a share of common stock of the Company, Xenia or Inland American Communities Group, Inc. (University House Communities Group, Inc.), as applicable.  Vesting of the share units is conditioned upon the occurrence of a triggering event, such as a listing or a change in control of the applicable business, and if no triggering event occurs within five years following the applicable grant date, then the share units are forfeited. The Company does not recognize share based compensation expense with respect to the Share Unit Plans until the occurrence of a triggering event.
As of February 3, 2015, the share units outstanding under the Lodging Plan were included in the Xenia spin-off.
As of June 19, 2015, in connection with the adoption of the Incentive Award Plan (as defined below), the Company terminated the Retail Plan. Awards outstanding as of June 19, 2015 with a grant date value of $7,845 under the Retail Plan will remain outstanding and subject to the terms of the Retail Plan and the applicable award agreement. No additional awards will be granted under the Retail Plan.
The closing of the student housing platform sale on June 21, 2016 was a triggering event under the Student Housing Plan. As of June 20, 2016, share unit awards granted in 2016, 2015 and 2014 with an aggregate value of $2,246, $1,796 and $833, respectively, were outstanding under the Student Housing Plan, and were paid as part of the closing of the student housing platform sale and recorded as an offset of the gain on the student housing platform sale, which was included in discontinued operations on the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2016. Share unit awards granted under the Student Housing Plan during the three and six months ended June 30, 2016 and 2015 with an aggregate value of $313 are included in continuing operations on the consolidated statements of operations and comprehensive income.
As a triggering event had not occurred with respect to the Company's retail business, the Company did not recognize stock-based compensation expense related to the Retail Plan for the three and six months ended June 30, 2016 and 2015.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2016
(unaudited)

Incentive Award Plan
Effective as of June 19, 2015, the Company's board of directors adopted and approved the InvenTrust Properties Corp. 2015 Incentive Award Plan (the "Incentive Award Plan"), under which the Company may grant cash and equity incentive awards to eligible employees, directors, and consultants. Under the Incentive Award Plan, the Company is authorized to grant up to 30,000,000 shares of the Company's common stock pursuant to awards under the plan. At June 30, 2016, 26,481,285 shares were available for future issuance under the Incentive Award Plan. A summary of the Company's restricted stock unit activity as of June 30, 2016 is as follows:

	Number of Restricted Stock Units	Weighted Average Price at Grant Date
Outstanding at January 1, 2016	951,555	$4.00
Restricted stock units granted	2,334,226	$3.14
Restricted stock units vested	—	—
Restricted stock units forfeited, granted in 2015	(166,252)	$4.00
Restricted stock units forfeited, granted in 2016	(229,509)	$3.14
Outstanding at June 30, 2016	2,890,020	$3.37
At June 30, 2016, there was $9,223 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the Incentive Award Plan. The restricted stock units outstanding as of June 30, 2016 have vesting schedules through December 2017 or 2018, as applicable. Stock-based compensation expense will be amortized on a straight-line basis over the vesting period. The Company recognized stock-based compensation expense of $899 and $1,336 related to the Incentive Award Plan for the three and six months ended June 30, 2016, respectively. The Company recognized stock-based compensation expense of $137 related to the Incentive Award Plan for the three and six months ended June 30, 2015.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

June 30, 2016
(unaudited)

12. Commitments and Contingencies
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.
13. Subsequent Events
Acquisitions
Subsequent to June 30, 2016, the Company acquired the following retail asset:

•
The Pointe at Creedmoor in Raleigh, North Carolina was acquired on July 12, 2016. This retail community center consists of approximately 60,000 square feet and was purchased at a gross acquisition price of $16,977.

Dispositions
Subsequent to June 30, 2016, the Company disposed of, at a gain, five retail assets consisting of approximately 442,000 square feet for an aggregate gross disposition price of $79,660.

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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties and factors set forth in our filings with the U.S. Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2015, as may be updated in this quarterly report and other quarterly and current reports, which are on file with the SEC and available at the SEC’s website (http://www.sec.gov). Such risks and uncertainties include market and economic volatility experienced by the U.S. economy or real estate industry as a whole, and the local economic conditions in the markets in which our properties are located; our ability to identify, execute and complete disposition opportunities; our ability to identify, execute and complete acquisition opportunities and to integrate and successfully operate any properties acquired in the future and the risks associated with such properties; our ability to manage our expenses; loss of members of our senior management team or key personnel; changes in governmental regulations and United States accounting standards or interpretations thereof; our ability to access capital for renovations and acquisitions on terms and at times that are acceptable to us; changes in the competitive environment in the leasing market and any other market in which we operate; forthcoming expirations of certain of our leases and our ability to re-lease such properties; our ability to collect rent from tenants or to rent space on favorable terms or at all; the impact of leasing and capital expenditures to improve our properties in order to retain and attract tenants; events beyond our control, such as war, terrorist attacks, natural disasters and severe weather incidents, and any uninsured or underinsured loss resulting therefrom; actions or failures by our joint venture partners, including development partners; the cost of compliance with and liabilities under environmental, health and safety laws; changes in real estate and zoning laws and increases in real property tax rates; the economic success and viability of our anchor retail tenants; our debt financing, including risk of default, loss and other restrictions placed on us; our ability to refinance maturing debt or to obtain new financing on attractive terms; future increases in interest rates; the availability of cash flow from operating activities to fund distributions; our investment in equity and debt securities; our status as a real estate investment trust ("REIT") for federal tax purposes; and changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs.
The following discussion and analysis relates to the three and six months ended June 30, 2016 and 2015 and December 31, 2015. You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this report.

Overview
We have been implementing our strategy of focusing our portfolio as described in more detail below under "Highlights for the six months ended June 30, 2016" and "Recent Activities." As of June 30, 2016, we own 76 retail properties representing 12.7 million square feet of retail space. We also own one non-core property and one student housing property as of June 30, 2016.
On a consolidated basis, substantially all of our revenues and cash flows from operations for the three and six months ended June 30, 2016 were generated by collecting rental payments from our tenants, distributions from unconsolidated entities and dividend income earned from investments in marketable securities. Our largest cash expenses relate to the operation of our properties and the interest expense on our mortgages. Our property operating expenses include, but are not limited to: real estate taxes, regular repair and maintenance, utilities, and insurance (some of which are recoverable).
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

Highlights for the six months ended June 30, 2016
Spin-Off of Highlands REIT, Inc.
On April 28, 2016, we completed the spin-off of our subsidiary, Highlands REIT, Inc. ("Highlands"), which we formed to hold substantially all of our remaining non-core assets, through the pro rata taxable distribution of 100% of the outstanding common stock of Highlands to holders of record of our common stock as of the close of business on the record date, which was April 25, 2016 (referred to herein as the "Highlands spin-off").  Each holder of record of our common stock received one share of Highlands’ common stock for every one share of our common stock held at the close of business on the record date. Highlands did not list its common stock on any securities exchange or other market in connection with the spin-off.
In connection with the Highlands spin-off, we entered into a Separation and Distribution Agreement with Highlands to effect the separation and to provide for the allocation of assets and liabilities. Highlands’ real property assets consisted of seven single- and multi-tenant office assets, two industrial assets, six retail assets, two correctional facilities, four parcels of unimproved land and one bank branch. Highlands assumed all liabilities relating to or arising out of these assets (excluding any liabilities relating to the properties previously owned and disposed by subsidiaries of Highlands prior to the spin-off). In the Highlands spin-off, we disposed of net assets of $151.1 million as of April 28, 2016. We also entered into certain agreements with Highlands that, among other things, provide a framework for the relationship between InvenTrust and Highlands as two separate companies, namely a Transition Services Agreement and an Employee Matters Agreement.
Sale of Student Housing Platform
On June 21, 2016, we completed the sale of our student housing platform, University House, to UHC Acquisition Sub LLC (the “Acquiror”), a subsidiary of a joint venture formed between Canada Pension Plan Investment Board, GIC and Scion Communities Investors LLC pursuant to the terms of the Stock Purchase Agreement (the “Agreement”), dated as of January 3, 2016, by and among the Company, University House Communities Group, Inc. and the Acquiror, as amended by that certain Amendment No. 1 to the Agreement, dated as of May 30, 2016, and as further amended by that certain Amendment No. 2 to the Agreement, dated as of June 20, 2016. The Agreement’s gross sales price was $1.41 billion. Under the terms of the Agreement, the final net proceeds were determined at the closing of the transaction following the determination of several events and closing considerations. Following certain adjustments and the repayment of related debt, in each case pursuant to the terms of the Agreement, we received at the closing net cash consideration, after transaction costs, of approximately $845 million, $9.9 million of which was deposited into escrow and relates to post closing obligations, $8.0 million of which is being held pending the expected completion of a development property in August 2016.
Joint Venture Activity
On February 25, 2016, our partner in a student housing joint venture purchased our partnership interest in the joint venture, a joint venture that has since been classified as a discontinued operation. A gain on the termination of the joint venture of $1.4 million was recognized for the three and six months ended June 30, 2016 as a part of income from discontinued operations.
In addition, we received nonrecurring distributions that are in excess of the investments' carrying value by $0.4 million and $0.6 million during the three and six months ended June 30, 2016, respectively.
Acquisitions
During the six months ended June 30, 2016, we acquired the following three retail assets:

•
Shops at the Galleria in Austin, Texas was acquired on April 1, 2016. This retail power center consists of approximately 538,000 square feet and was purchased at a gross acquisition price of $132.0 million;

•
Renaissance Center in Durham, North Carolina was acquired on April 1, 2016. This retail power center consists of approximately 363,000 square feet and was purchased at a gross acquisition price of $129.2 million; and

•
Stevenson Ranch Plaza in Stevenson Ranch, California was acquired on April 8, 2016. This retail community center consists of approximately 187,000 square feet and was purchased at a gross acquisition price of $72.5 million.

Dispositions
During the six months ended June 30, 2016, we disposed of one non-core asset, eighteen retail assets, and the student housing platform of 17 assets for an aggregate gross disposition price of approximately $1,728.6 million and generated net proceeds from these sales of approximately $1,389.8 million.

Recent Activities
Acquisitions
Subsequent to June 30, 2016, we acquired the following retail asset:

•
The Pointe at Creedmoor in Raleigh, North Carolina was acquired on July 12, 2016. This retail community center consists of approximately 60,000 square feet and was purchased at a gross acquisition price of $17.0 million.

Dispositions
Subsequent to June 30, 2016, we disposed of, at a gain, five retail assets consisting of approximately 442,000 square feet for an aggregate gross disposition price of $79.7 million.
Outlook
We believe that the fundamentals in the retail segment continue to be favorable in our target markets and support our disciplined capital recycling model. Our grocer-anchored and necessity-based community and neighborhood centers bring consumers to our well-located properties, while our larger-format power center retailers continue to adapt their business models to embrace e-commerce and appeal to the consumer's continuing value focus. We see ongoing retailer demand for well-located grocer-anchored and power center assets, further supporting our key market approach. With limited new development and controlled retailer expansion, we believe retail rental rates in our target markets will continue to show improvement.
As we execute our portfolio strategy throughout 2016, we expect our occupancy rate will increase, slightly driving modest rental income growth across the platform. We have also launched a coordinated program to increase rental income by maximizing re-development opportunities and identifying sites in our current retail portfolio where we can develop pad sites. In addition, we are working with our tenant partners to expand rentable square footage at select properties where demand warrants. The retail rental market continues to show strength and our leasing staff is capitalizing on this by leasing space at favorable rates, while establishing a more favorable tenant mix and identifying complementary uses to maximize tenant performance at our properties. Our property management team is focused on maintaining strong tenant relationships, controlling expenses, and providing an enhanced consumer shopping experience. In 2016, we are implementing a property branding program to leverage our market presence in our core markets.
Following our transition to self-management, we have made a significant commitment to enhancing our operational leadership team with key senior hires in most operational areas of the Company. Throughout 2016, we continue to make meaningful investments in technology, including enhancements to our data and reporting systems. In addition, as we continue to execute on our disciplined acquisition and disposition program, we continue the expansion of regional offices. In 2016, we opened regional offices in Orlando, Florida; Raleigh, North Carolina; and Austin, Texas. We are in the process of opening an office in Southern California.
While our portfolio is geographically diverse, approximately 39% of our retail platform is located in Texas and Oklahoma. While the energy sector continues to be depressed, to date, we have not experienced a negative impact with respect to our retailers in these markets. Prolonged lower oil prices, however, may negatively impact the economy in Texas, in particular, Houston, where we have several properties. Although the duration of the energy downturn is uncertain, we believe that the long term nature of the retail leases, combined with the national platform of most anchor or big box retailers, mitigates any short- to medium-term impact these retailers may experience. We continue to closely monitor the performance of retailers in these markets.
We continue to execute on our key markets strategy of focusing on high job and high population growth markets. Currently, we view our retail portfolio as consisting of strategic and non-strategic assets. At this time, approximately one third of our 76 wholly owned retail and 15 IAGM Retail Fund I, LLC ("IAGM") joint venture retail assets are considered non-strategic. We will opportunistically sell these non-strategic retail properties and exit markets that are low growth, lack sufficient asset concentration and do not provide a favorable opportunity to build significant concentration. We currently operate in up to 35 markets. However, as we continue to execute on our strategy, the number of our markets will decrease. This will serve to hone our strategy and provide capital that can be redeployed into our target retail markets. We believe that the continuing refinement of our retail portfolio, which we anticipate completing over the next 24 months, will maximize long-term value for our stockholders, position us for future success, and put us in a position to offer liquidity to all of our investors.
Our disposition activity, including the recent sale of our student housing platform in June 2016 and ongoing sales of non-strategic retail assets, has caused and could continue to cause us to experience dilution in operating performance during the period we dispose of properties. We intend to redeploy a portion of the sales proceeds into select multi-tenant retail assets in the second half of 2016, which we believe will enhance the overall value of our platform. The dilution associated with the sale of the student housing platform will continue until the sales proceeds are reinvested.
Our board continues to evaluate potential uses of the proceeds from the sale of our student housing platform. Uses of proceeds may include, but are not limited to, investing in premier retail multi-tenant assets in our target markets with job and population growth, reducing debt and repurchasing shares to provide stockholders with another liquidity opportunity. We anticipate making an announcement regarding the use of proceeds in the second half of 2016.
We believe that our debt maturities over the next five years are manageable, and while we anticipate interest rates will rise over the long term, we expect low interest rates to prevail throughout 2016. We will fund our distributions with cash flow from operations as well as from unconsolidated entities and a portion of the proceeds from our property sales. Our board is considering our distribution rate following the Highlands spin-off and the student housing sale. We expect distribution payments to decrease, primarily because the student housing assets produced significant cash flow for us and are no longer a part of our portfolio. We expect to announce a new distribution rate correlated to the cash generated from our remaining portfolio of assets in advance of the next quarterly distribution date in October 2016.

Results of Operations
Consolidated Results of Operations
This section describes and compares our results of operations for the three and six months ended June 30, 2016 and 2015. We generate most of our net income from property operations. In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year. Investment properties owned for the entire three and six months ended June 30, 2016 and 2015 are referred to herein as "same store" properties. Unless otherwise noted, all dollar amounts are stated in thousands (except per share amounts and per square foot amounts).

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income from continuing operations	$19,644	$55,844	$34,961	$51,657
Net income from discontinued operations	144,056	6,223	154,146	16,231
Net income	163,700	62,067	189,107	67,888
Net income per common share, basic and diluted	$0.19	$0.07	$0.22	$0.08
Our net income from continuing operations decreased $36.2 million for the three months ended June 30, 2016 compared to the same period in 2015 primarily as a result of:

•	the sale of 33 assets since second quarter 2015 that did not qualify as discontinued operations;

•
earnings of $11.9 million from the sale of assets within two joint ventures and nonrecurring distributions received in excess of a joint venture's carrying balance of $13.1 million during second quarter 2015;

•	a realized gain on sale of marketable securities of $17.4 million for the three months ended June 30, 2015 compared to $0.1 million for the same period in 2016; and was offset by

•	gain on sale of investment properties of $52.4 million for the three months ended June 30, 2016 compared to $6.5 million during the same period in 2015.
Our net income from continuing operations decreased $16.7 million for the six months ended June 30, 2016 compared to the same period in 2015 primarily as a result of:

•	a gain on sale of investment properties of $76.4 million during the six months ended June 30, 2016 compared to $7.2 million during the same period in 2015; and was offset by

•	a loss on extinguishment of debt of $5.7 million during the six months ended June 30, 2016 compared to a gain on extinguishment of debt of $1.4 million during the same period in 2015;

•
earnings of $11.9 million from the sale of assets within two joint ventures and nonrecurring distributions received in excess of a joint venture's carrying balance of $13.1 million during the six months ended June 30, 2015; and

•	a realized gain on sale of marketable securities of $20.2 million during the six months ended June 30, 2015 compared to $0.6 million for the same period in 2016.
Net income attributable to the Company increased $101.6 million for the three months ended June 30, 2016 compared to the same period in 2015, and $121.2 million for the six months ended June 30, 2016 compared to the same period in 2015. These increases were primarily the result of the gain on the June 21, 2016 sale of the University House platform of $225.3 million and was offset by the provision for asset impairment recorded as part of the April 28, 2016 Highlands spin-off of $76.6 million.

A detailed discussion of our financial performance is as follows.
Operating Income and Expenses:

	Three months ended			Six months ended
	June 30, 2016	June 30, 2015	Increase (Decrease)	June 30, 2016	June 30, 2015	Increase (Decrease)
Income:
Rental income	$49,580	$50,690	$(1,110)	$98,237	$101,452	$(3,215)
Tenant recovery income	12,921	14,208	(1,287)	25,953	28,785	(2,832)
Other property income	492	1,400	(908)	2,123	2,434	(311)

Operating expenses:
Property operating expenses	$7,651	$8,795	$(1,144)	$16,004	$19,133	$(3,129)
Real estate taxes	9,433	9,898	(465)	19,120	19,394	(274)
Depreciation and amortization	22,607	22,299	308	43,424	44,934	(1,510)
Provision for asset impairment	29,931	—	29,931	38,321	—	38,321
General and administrative expenses	14,138	15,458	(1,320)	28,850	37,081	(8,231)
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

•
Property income decreased $3.3 million and $6.4 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015 largely as a result of the sale of 33 assets since June 30, 2015 that did not qualify as discontinued operations and was offset by the purchase of five retail assets since June 30, 2015.

•
Property operating expenses decreased $1.1 million and $3.1 million for the three and six months ended June 30, 2016 compared to the same period in 2015 also as a result of the sale of 33 assets since June 30, 2015 that did not qualify as discontinued operations and was offset by the purchase of five retail assets since June 30, 2015.

Provision for asset impairment

•
During the three and six months ended June 30, 2016, we identified certain properties which may have a reduction in the expected holding period and reviewed the probability that we would dispose of these assets. As a result of our analysis, we identified two retail assets during the first quarter of 2016 and one non-core asset during the second quarter of 2016 that we determined were impaired and subsequently written down to fair value. Therefore, we recorded a provision for asset impairment of $29.9 million and $38.3 million during the three and six months ended June 30, 2016, respectively.

•	During the three and six months ended June 30, 2015, we did not record a provision for asset impairment in continuing operations.
General and administrative expenses

•
During the three months ended June 30, 2016, general and administrative expenses decreased $1.3 million, from $15.5 million at June 30, 2015 to $14.1 million at June 30, 2016. During the six months ended June 30, 2016, general and administrative expenses decreased $8.2 million, from $37.1 million at June 30, 2015 to $28.9 million at June 30, 2016. These decreases are primarily a result of the elimination of certain positions during the first quarter of 2015 and the second quarter of 2016.

Non-Operating Income and Expenses:

	Three months ended			Six months ended
	June 30, 2016	June 30, 2015	Increase (Decrease)	June 30, 2016	June 30, 2015	Increase (Decrease)
Interest and dividend income	$2,707	$3,206	$(499)	$5,409	$6,496	$(1,087)
Gain on sale of investment properties	52,385	6,499	45,886	76,411	7,227	69,184
Gain (loss) on extinguishment of debt	(4,723)	2,737	(7,460)	(5,672)	1,382	(7,054)
Other income	1,442	3,772	(2,330)	2,710	4,682	(1,972)
Interest expense	(14,132)	(13,685)	447	(28,816)	(27,519)	1,297
Equity in earnings of unconsolidated entities	2,596	25,951	(23,355)	3,890	27,951	(24,061)
Realized gain on sale of marketable securities, net	73	17,444	(17,371)	628	20,155	(19,527)
Net income from discontinued operations	144,056	6,223	137,833	154,146	16,231	137,915
Gain on sale of investment properties

•
For the three months ended June 30, 2016, gain on sale of investment properties increased $45.9 million, from $6.5 million at June 30, 2015 to $52.4 million at June 30, 2016 as a result of 13 retail assets sold in second quarter 2016 compared to one non-core asset sold during second quarter 2015.

•
For the six months ended June 30, 2016, gain on sale of investment properties increased $69.2 million, from $7.2 million at June 30, 2015 to $76.4 million at June 30, 2016. During the six months ended June 30, 2016, we disposed of 18 retail assets compared to one non-core asset and a single land parcel during the six months ended June 30, 2015.

Equity in earnings of unconsolidated entities
Our equity in earnings of unconsolidated entities includes our share of the unconsolidated entity's operating income or loss. Also included in this amount are any one-time adjustments associated with the transactions of the unconsolidated entity.

•
For the three and six months ended June 30, 2016, equity in earnings of $2.6 million and $3.9 million, respectively, reflected our share of our unconsolidated entities' operating income and losses, including the receipt of distributions in excess of an investment's carrying value of $0.4 million and $0.6 million, respectively.

•
For the three and six months ended June 30, 2015, equity in earnings of unconsolidated entities of $26.0 million and $28.0 million, respectively, was primarily a result of earnings of $11.9 million from the sale of assets within two joint ventures, nonrecurring distributions received in excess of a joint venture's carrying balance of $13.1 million, and our share of our unconsolidated entities' operating income and losses.

Realized gain on sale of marketable securities, net

•	For the three months ended June 30, 2016 and 2015, we recognized a net realized gain of $0.1 million and $17.4 million, respectively, as a result of sales.

•	For the six months ended June 30, 2016 and 2015, we recognized a net realized gain of $0.6 million and $20.2 million, respectively, as a result of sales.
Net income from discontinued operations
In line with our adoption of the accounting standard governing discontinued operations, ASU 2014-08, only disposals representing a strategic shift that has (or will have) a major effect on our results and operations would qualify as discontinued operations.
The operations reflected in discontinued operations for the three and six months ended June 30, 2016 and 2015 include the 17 student housing assets included in the student housing platform sale, the unconsolidated student housing joint venture sold during the six months ended June 30, 2016, the l8 assets and four parcels of unimproved land included in the Highlands spin-off, and one non-core asset. The operations of 46 assets included in the Xenia spin-off are also reflected in discontinued operations for the three and six months ended June 30, 2015. All other property disposals are included as a component of income from continuing operations.

Income from discontinued operations was $144.1 million for the three months ended June 30, 2016, compared to $6.2 million for the same period in 2015, an increase of $137.8 million. Income from discontinued operations was $154.1 million for the six months ended June 30, 2016, compared to $16.2 million for the same period in 2015, an increase of $137.9 million. These increases were primarily the result of the gain on the sale of the student housing platform of $225.3 million and was offset by the provision for asset impairment recorded as part of the Highlands spin-off of $76.6 million.
In connection with the Highlands spin-off, we evaluated Highlands as a disposal group for impairment. The Company's estimated fair value relating to the disposal group's impairment analysis was based on 10-year discounted cash flow models, which includes contractual inflows and outflows over a specific holding period. The cash flows consist of observable inputs such as contractual revenues and unobservable inputs forecasted revenues and expenses. These unobservable inputs are based on market conditions and our expected growth rates. As of the spin date, capitalization rates ranging from 6.75% to 10.00% and discount rates ranging from 7.75% to 15.25% were utilized in the model and are based upon observable rates that we believe to be within a reasonable range of current market rates. Based on this analysis, we recorded an impairment related to the Highlands spin-off of $76,583 in discontinued operations for the three and six months ended June 30, 2016 as the net book value of the disposal group exceeded its fair value.

Retail Reporting
We have been implementing our strategy of focusing on our remaining retail portfolio, most recently with the Highlands spin-off and the sale of our student housing platform. As a retail company, our strategy will be to tailor and grow our retail platform. Our objective has been, and will continue to be, maximizing stockholder value over the long term. Our retail assets consist solely of multi-tenant retail properties, primarily community and neighborhood centers and power centers.
A significant focus will be to continue to maximize the performance of the portfolio by accretive acquisitions in key markets and select dispositions of properties that are in markets that we do not believe offer the same opportunities for growth. We will support our key market approach by expanding our regional offices and further embedding leasing and operations staff in these respective markets, which we believe will provide us with stronger local market knowledge and enhanced tenant relationships. We intend to continue this focus throughout 2016 as we source acquisitions in key markets.
Performance evaluation
We evaluate performance primarily based on net operating income and modified net operating income. Net operating income excludes interest expense, depreciation and amortization, general and administrative expenses, net income of noncontrolling interest and other investment income from corporate investments. Modified net operating income reflects the income from operations excluding lease termination income and U.S. generally accepted accounting principles ("GAAP") rent adjustments in order to provide a comparable presentation of operating activity across periods.
The tables contained throughout summarize certain key operating performance measures for the three and six months ended June 30, 2016 and 2015. The rental rates shown are inclusive of rent abatements, lease inducements and straight-line rent GAAP adjustments, and exclusive of tenant improvements and lease commissions. Economic occupancy is defined as the percentage of total gross leasable area ("GLA") for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased.
The following table summarizes our retail assets as of June 30, 2016:

	No. of Properties	Gross Leasable Area (square feet)	Average Rent Per Square Foot	Average Occupancy
Community and neighborhood centers	39	3,426,967	$15.70	93%
Power centers	37	9,278,117	$14.53	94%
Total wholly owned retail properties (a)	76	12,705,084	$14.84	94%
IAGM Retail Fund I, LLC ("IAGM") Retail joint venture, 55% ownership (b)	15	2,972,174	$16.38	93%
Total number of joint venture and wholly owned retail properties	91	15,677,258	$15.13	93%

(a)
Wholly owned properties are defined as those properties consolidated by the Company and not accounted for as an unconsolidated entity. Unless otherwise noted, all financial measurements relate to wholly owned properties.

(b)
IAGM Retail Fund I, LLC ("IAGM") is a joint venture partnership between the Company and PGGM Private Real Estate Fund ("PGGM"). The joint venture was formed with the purpose of acquiring and managing retail properties in Texas and Oklahoma and sharing in the profits and losses from those properties and its activities. As of June 30, 2016, IAGM consists of 15 retail assets representing 2,972,174 gross leasable square feet and has economic occupancy of 93%. The Company is responsible for the management and leasing of the retail properties included in the IAGM joint venture. The Company accounts for its investment in the IAGM joint venture using the equity method. These entities are not consolidated by the Company and the equity method of accounting is used to account for these investments.

The following table summarizes our economic occupancy and rent per square foot results as of June 30, 2016 and 2015:

	As of June 30,
	2016	2015
Wholly owned retail properties
Economic occupancy (a)	94%	93%
Rent per square foot (b)	$14.84	$14.20

Wholly owned and IAGM properties
Economic occupancy (a)	93%	94%
Rent per square foot (b)	$15.13	$14.59

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

The following table represents lease expirations for our retail assets as of June 30, 2016:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases	Percent of Total GLA	Percent of Total Annualized Rent	Expiring Rent/Square Foot
2016	82	250,336	$4,557	2.1%	2.6%	$18.20
2017	316	1,565,441	26,892	13.2%	15.2%	17.18
2018	254	1,647,542	25,461	13.9%	14.4%	15.45
2019	245	1,903,021	26,881	16.0%	15.2%	14.13
2020	223	1,397,180	22,319	11.8%	12.6%	15.97
2021	182	1,302,813	20,228	11.0%	11.5%	15.53
2022	56	909,503	11,204	7.7%	6.3%	12.32
2023	48	723,490	10,021	6.1%	5.7%	13.85
2024	52	649,581	8,366	5.5%	4.7%	12.88
2025	50	365,559	6,837	3.1%	3.9%	18.70
Month to Month	41	103,074	1,828	0.9%	1.0%	17.73
Thereafter	62	1,029,876	11,702	8.7%	6.6%	11.36
Specialty Leasing (a)	98	33,282	354	0.3%	0.2%	10.64
	1,709	11,880,698	$176,651	100%	100%	$14.87

(a)
Specialty leasing represents leases of less than one year in duration for inline space. Examples include retail holiday stores, storage or space used to sell gym memberships. It may also include any term length for a common area space, including but not limited to: tent sales, farmer’s markets, ATMs, cell towers, billboards, and vending.

We believe the percentage of leases expiring annually over the next five years will allow us to capture an appropriate portion of future market rent increases while allowing us to manage any potential re-leasing risk. For purposes of preparing the table, we have not assumed that contractual lease options contained in certain of our leases and which have not yet been exercised as of June 30, 2016 will in fact be exercised.

The following table represents lease spread metrics for leases that commenced during the six months ended June 30, 2016 compared to expiring leases for the prior tenant in the same unit.

All Tenants	No. of Leases Commenced as of June 30, 2016	GLA SF	New Contractual Rent per Square Foot ($PSF) (b)	Prior Contractual Rent ($PSF) (b)	% Change over Prior Contract Rent (b)	Weighted Average Lease Term	Tenant Improvement Allowance ($PSF)	Lease Commissions ($PSF)
Comparable Renewal Leases (a)	96	715,489	$15.15	$14.38	5.35%	4.89	$0.13	$0.02
Comparable New Leases (a)	6	15,398	21.66	19.75	9.67%	7.39	21.81	8.65
Non-Comparable Renewal and New Leases	23	157,665	15.72	n/a	n/a	6.89	16.32	4.70
Total	125	888,552	$15.29	$14.49	5.52%	5.29	$3.38	$1.00

Anchor Tenants (leases over 10,000 square feet)
Comparable Renewal Leases (a)	20	520,092	$12.19	$11.64	4.73%	4.83	$—	$—
Comparable New Leases (a)	—	—	$—	$—	—%	—	$—	$—
Non-Comparable Renewal and New Leases	3	76,608	$9.83	n/a	n/a	5.18	$1.96	$2.06
Total	23	596,700	$12.19	$11.64	4.73%	4.88	$0.25	$0.26

Non-anchor tenants (leases under 10,000 square feet)
Comparable Renewal Leases (a)	76	195,397	$23.06	$21.67	6.41%	5.03	$0.48	$0.06
Comparable New Leases (a)	6	15,398	$21.66	$19.75	9.67%	7.39	$21.81	$8.65
Non-Comparable Renewal and New Leases	20	81,057	$21.28	n/a	n/a	8.51	$29.89	$7.19
Total	102	291,852	$22.95	$21.52	6.64%	6.12	$9.77	$2.50

(a)
Comparable lease is defined as a lease that meets all of the following criteria: same unit, square footage of unit remains unchanged or within 10% of prior unit square footage, consistent rent structure, and, for new leases, leased within one year of the prior tenant.

(b)	Non-comparable leases are not included in totals.
As of December 31, 2015, we had GLA totaling 364,864 square feet set to expire during the six months ended June 30, 2016. Of the square feet set to expire, 260,395 square feet were rolled over. This achieved a retention rate of 71%.

Same Store Evaluation
In order to evaluate our overall portfolio, management analyzes the operating performance of properties on a same store basis, which is defined as those properties that we have owned and operated for the entirety of both periods being compared. A total of 69 of our investment properties met the same store criteria for the three months ended June 30, 2016 and 2015 and 69 of our investment properties met our same store criteria for the six months ended June 30, 2016 and 2015. Properties are classified as same store once they have been owned and operated for the entirety of both periods presented and are fully operational. This same store analysis allows management to monitor the operations of our existing properties for comparable periods to determine the effects of our acquisitions and dispositions on net income.
Properties classified as non-same store for the three and six months ended June 30, 2016 and 2015 include properties acquired after June 30, 2015, properties sold in 2016 and 2015 that did not qualify as discontinued operations, and our remaining non-core asset and student housing asset.
Same Store Modified Net Operating Income
Certain reclassifications have been made to the statement of operations and comprehensive income for the three and six months ended June 30, 2015 to conform to the 2016 presentations. These reclassifications primarily represent the classification of salaries and benefits of corporate-level employees and overhead costs from property operating expenses to general and administrative expenses for the three and six months ended June 30, 2015 and the classification of specialty leasing income from rental income to other property income for the three and six months ended June 30, 2015.
For the three months ended June 30, 2016 compared to the same period in 2015, on a same store basis, modified net operating income decreased $0.7 million, or (1.9)%. The decrease was primarily related to a decrease in tax increment financing at two assets for the three months ended June 30, 2016 compared to the same period in 2015.
For the six months ended June 30, 2016 compared to the same period in 2015, on a same store basis, modified net operating income increased $0.04 million, or 0.1%. The increase was primarily due to lower property operating expenses, in which we incurred lower snow removal costs of $0.5 million and lower marketing costs of $0.3 million for the six months ended June 30, 2016 compared to the same period in 2015.
Total Modified Net Operating Income
For the three months ended June 30, 2016 compared to the same period in 2015, total modified net operating income decreased $3.0 million, or 6.3%. The decrease was due to the sale of 33 assets since second quarter 2015 that did not qualify as discontinued operations.
For the six months ended June 30, 2016 compared to the same period in 2015, total modified net operating income decreased $5.0 million, or 5.4%. The decrease was due to the sale of 33 assets since second quarter 2015 that did not qualify as discontinued operations.

The following table represents the reconciliation of net income attributable to the Company, the most directly comparable GAAP measure, to modified net operating income and same store modified net operating income for the three and six months ended June 30, 2016 and 2015 (in thousands).

	Three months ended		Increase (Decrease)	Variance	Six months ended		Increase (Decrease)	Variance
	June 30,				June 30,
	2016	2015			2016	2015
No. of same store properties	69	69			69	69

Net income	$163,700	$62,067	$101,633	163.7%	$189,107	$67,888	$121,219	178.6%
Net income from discontinued operations	(144,056)	(6,223)	(137,833)	2,214.9%	(154,146)	(16,231)	(137,915)	849.7%
Net income from continuing operations	19,644	55,844	(36,200)	(64.8)%	34,961	51,657	(16,696)	(32.3)%
Provision for asset impairment	29,931	—	29,931	—%	38,321	—	38,321	—%
Equity in earnings of unconsolidated entities	(2,596)	(25,951)	23,355	(90.0)%	(3,890)	(27,951)	24,061	(86.1)%
Other income and expenses (a)	(37,815)	(20,045)	(17,770)	88.7%	(50,477)	(11,577)	(38,900)	336.0%
Non-allocated expenses (b)	36,745	37,757	(1,012)	(2.7)%	72,274	82,015	(9,741)	(11.9)%
Net operating income	45,909	47,605	(1,696)	(3.6)%	91,189	94,144	(2,955)	(3.1)%
Adjustments to modified net operating income (c)
Adjustments to rental income	(1,359)	(562)	(797)	141.8%	(1,662)	(1,067)	(595)	55.8%
Termination fee income	(482)	(22)	(460)	2,090.9%	(1,342)	(104)	(1,238)	1,190.4%
Total modified net operating income	$44,068	$47,021	(2,953)	(6.3)%	$88,185	$92,973	(4,788)	(5.1)%

Same store net operating income
Operating revenues
Rental income	$37,152	$36,995	$157	0.4%	$74,566	$74,139	$427	0.6%
Tenant recovery income	10,276	11,134	(858)	(7.7)%	21,781	22,420	(639)	(2.9)%
Other property income	393	789	(396)	(50.2)%	871	1,447	(576)	(39.8)%
Total income	47,821	48,918	(1,097)	(2.2)%	97,218	98,006	(788)	(0.8)%
Operating expenses
Property operating expenses	5,357	5,874	(517)	(8.8)%	11,311	12,813	(1,502)	(11.7)%
Real estate taxes	7,223	7,124	99	1.4%	15,160	14,490	670	4.6%
Total operating expenses	12,580	12,998	(418)	(3.2)%	26,471	27,303	(832)	(3.0)%
Modified same store NOI (d)	$35,241	$35,920	$(679)	(1.9)%	$70,747	$70,703	$44	0.1%
Modified non-same store NOI (d)	8,827	11,101	(2,274)	(20.5)%	17,248	22,270	(5,022)	(22.6)%
Modified net operating income (d)	$44,068	$47,021	$(2,953)	(6.3)%	$87,995	$92,973	$(4,978)	(5.4)%
Adjustments (e)
GAAP Adjustments to rental income	1,359	562	797	141.8%	1,852	1,067	785	73.6%
Termination fee income	482	22	460	2,090.9%	1,342	104	1,238	1,190.4%
Total adjustments	1,841	584	1,257	215.2%	3,194	1,171	2,023	172.8%
Net operating income	$45,909	$47,605	$(1,696)	(3.6)%	$91,189	$94,144	$(2,955)	(3.1)%

(a)
Other income and expenses consist of interest and dividend income, gain on sale of investment properties, loss on extinguishment of debt, other income, interest expense, realized gain on marketable securities and income tax expense.

(b)	Non-allocated expenses consist of general and administrative expenses, and depreciation and amortization.

(c)
Includes adjustments for items that affect the comparability of, and were excluded from, the same store and total results. Such adjustments include lease termination income and GAAP rent adjustments (such as straight line rent and above and below market lease amortization).

(d)
Modified net operating income reflects the income from operations excluding lease termination income and GAAP rent adjustments in order to provide a comparable presentation of operating activity across periods.

(e)
Includes adjustments for items that affect the comparability of, and were excluded from, the same store results. Such adjustments include lease termination income and GAAP rent adjustments, such as straight-line rent and above/below market lease amortization.

Liquidity and Capital Resources
As of June 30, 2016, we had $812.9 million of cash and cash equivalents. We continually evaluate the economic and credit environment and its impact on our business. We believe we are appropriately positioned to have significant liquidity to utilize in executing our strategy.
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
Strategic transactions have reduced our cash flows from operations. On April 28, 2016, we completed the spin-off of Highlands, which held substantially all of the remaining assets included in our non-core segment. In addition, on June 21, 2016, we sold our student housing platform. Each of these transactions is further described in "- Highlights for the six months ended June 30, 2016." This disposition activity has caused us to experience dilution in our operating performance during the period after we disposed of properties in our student housing platform and prior to reinvestment of the proceeds.
Long-Term Liquidity and Capital Resources
Following the completion of the Highlands spin-off and the sale of our student housing platform, our objectives are to maximize revenue generated by our existing retail properties, to further enhance the value of our retail segment to produce attractive current yield and long-term risk-adjusted returns to our stockholders and to generate sustainable and predictable cash flow from our operations to distribute to our stockholders. We believe the repositioning and growing of our retail properties will increase our operating cash flows.
Our principal demands for funds have been and will continue to be:

•	to pay our expenses and the operating expenses of our properties;

•	to make distributions to our stockholders;

•	to service or pay down our debt;

•	to fund capital expenditures and leasing related costs;

•	to invest in properties and portfolios of properties; and

•	to fund development investments.
Generally, our cash needs have been and will be funded from:

•	cash flows from our investment properties;

•	income earned on our investment in marketable securities;

•	distributions from our joint venture investments;

•	proceeds from sales of properties and marketable securities;

•	proceeds from borrowings on properties; and

•	proceeds from our line of credit.
We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity and/or debt securities through cash purchases for other securities. Such repurchases or exchanges, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.

Distributions
We declared cash distributions to our stockholders per weighted average number of shares outstanding during the period from January 1, 2016 to June 30, 2016 totaling $56.0 million. During the six months ended June 30, 2016, we paid cash distributions of $56.0 million. These cash distributions were paid with $85.5 million from our cash flow from operations, $3.5 million provided by distributions from unconsolidated entities, as well as $301.7 million from the gain on sale of one non-core asset, 18 retail assets, and the student housing platform sale.
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
The following table presents a historical view of our distribution coverage.

	Six months ended	Twelve months ended December 31,
	June 30, 2016	2015	2014	2013	2012	2011
Cash flow provided by operations	$85,493	$194,734	$340,335	422,813	456,221	397,949
Distributions from unconsolidated entities	3,537	10,884	33,891	20,121	31,710	33,954
Gain on sales of properties (a)	301,697	40,682	360,934	456,563	40,691	6,141
Distributions paid (b)	(56,035)	(146,510)	(438,875)	(449,253)	(439,188)	(428,650)
Excess	$334,692	$99,790	$296,285	$450,244	$89,434	$9,394

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Cash flow provided by operations	$49,352	$47,615	$85,493	$88,305
Distributions from unconsolidated entities	975	2,409	3,537	5,958
Gain on sales of properties (a)	277,671	6,499	301,697	7,227
Distributions paid (b)	(28,022)	(28,009)	(56,035)	(109,164)
Excess (deficiency) (c)	$299,976	$28,514	$334,692	$(7,674)

(a)	Excludes gains reflected on impaired values and excludes gain (loss) on transfer of assets.

(b)
Distributions paid for the six months ended June 30, 2015 reflect two months at the $0.50 per share annualized distribution rate and the remaining month at the $0.13 per share annualized distribution rate. This reduction in the annualized distribution rate is a result of the Xenia spin-off. Xenia generated a substantial portion of our cash flows from operations and as a result, our previous distribution rate of $0.50 was not sustainable after the Xenia spin-off. Beginning in the third quarter of 2015, we moved to quarterly distributions. The distributions declared are paid in the month subsequent to quarter end.

(c)
Our cash flow from operations for the three and six months ended June 30, 2016 were impacted by the Highlands spin-off and sale of the student housing platform. Our cash flow from operations in the first quarter of 2015 were impacted by the Xenia spin-off, as well as annual real estate taxes paid in January.

	Six months ended June 30,		Twelve months ended December 31,
	2016	2015	2015	2014	2013	2012	2011
Distributions declared	$56,042	$82,591	$138,614	$436,875	$450,106	$440,031	$429,599
Distributions paid	56,035	109,164	146,510	438,875	449,253	439,188	428,650
Distributions reinvested	—	—	—	95,832	181,630	191,785	199,591
On April 28, 2016, we completed the Highlands spin-off through the pro rata taxable distribution of 100% of the outstanding common stock of Highlands to holders of record of our common stock as of the close of business on the record date, which was April 25, 2016.  Each holder of record of our common stock received one share of Highlands’ common stock for every one share of our common stock held at the close of business on the record date. Highlands did not list its common stock on any securities exchange or other market in connection with the spin-off.

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
In October 2015, we moved from monthly to quarterly distributions.
Our board is considering our distribution rate following the Highlands spin-off and the student housing sale. We expect distribution payments to decrease, primarily because the student housing assets produced significant cash flow for us and are no longer a part of our portfolio. We expect to announce a new distribution rate correlated to the cash generated from our remaining portfolio of assets in advance of the next quarterly distribution date in October 2016.

Borrowings
The table below presents the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt as of June 30, 2016, all of which was fixed rate debt.

Maturities during the year ended December 31,	As of June 30, 2016	Weighted average interest rate
2016	$55,696	5.98%
2017	446,078	5.49%
2018	81,727	4.20%
2019	—	—%
2020	—	—%
Thereafter	221,682	4.61%
Total	$805,183	5.15%
The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which a discount of $3.1 million, net of accumulated amortization, is outstanding as of June 30, 2016. Of the total outstanding debt for all years at June 30, 2016, approximately $3.6 million is recourse to the Company. As of June 30, 2016, we had approximately $55.7 million and $446.1 million in mortgage debt maturing in 2016 and 2017, respectively. As of June 30, 2016, our total debt included an outstanding variable rate term loan of $150.0 million, which has been swapped to a fixed rate as of June 30, 2016.

Summary of Cash Flows

	Six months ended June 30,
	2016	2015
Cash provided by operating activities	$85,493	$88,305
Net cash flows provided by (used in) investing activities	1,016,610	(81,087)
Cash used in financing activities	(492,471)	(568,748)
Increase (decrease) in cash and cash equivalents	$609,632	$(561,530)
Cash and cash equivalents, at beginning of period	203,285	733,150
Cash and cash equivalents, at end of period	$812,917	$171,620
Cash provided by operating activities was $85.5 million and $88.3 million for the six months ended June 30, 2016 and 2015, respectively, and was primarily generated from operating income from property operations, interest, and dividends.
Cash provided by investing activities was $1,016.6 million for the six months ended June 30, 2016 compared to cash used in investing activities of $81.1 million for the six months ended June 30, 2015. During the six months ended June 30, 2016, cash provided by investing activities was primarily a result of proceeds from the sale of one non-core asset, 18 retail assets, and the student housing platform sale. During the six months ended June 30, 2015, cash used in investing activities primarily related to the development of five student housing developments, the acquisition of two retail properties and one student housing property as well as capital expenditures.
Cash used in financing activities was $492.5 million and $568.7 million for the six months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2016, cash used in financing activities was primarily a result of debt payoffs of $704.7 million and was offset by proceeds from debt of $299.6 million. During the six months ended June 30, 2015, cash used in financing activities was primarily a result of cash contributed to Xenia of $165.9 million, the contribution of cash held by the lodging properties of $130.1 million to Xenia, and debt payoffs of $279.0 million.
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

		Investment at
Joint Venture	Ownership %	June 30, 2016
IAGM Retail Fund I, LLC	55%	$128,427
Downtown Railyard Venture, LLC	(a)	48,730
Other unconsolidated entities	Various	2,510
		$179,667

(a)	Our ownership percentage in Downtown Railyard Venture, LLC is based upon a waterfall calculation outlined in the joint venture operating agreement.

Selected Financial Data
The following table shows our consolidated selected financial data relating to our consolidated historical financial condition and results of operations. Such selected data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report (dollar amounts are stated in thousands, except per share amounts).

	As of
	June 30, 2016	December 31, 2015
Balance Sheet Data:
Total assets	$3,238,648	$4,204,923
Debt, net	$947,673	$1,098,231

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Operating Data:
Total income	$62,993	$66,298	$126,313	$132,671
Total interest and dividend income	$2,707	$3,206	$5,409	$6,496
Net income	$163,700	$62,067	$189,107	$67,888
Net income per common share, basic and diluted	$0.19	$0.07	$0.22	$0.08
Common Stock Distributions:
Distributions declared to common stockholders	$28,019	$28,006	$56,042	$82,591
Distributions paid to common stockholders	$28,022	$28,009	$56,035	$109,164
Distributions declared per weighted average common share	$0.03	$0.03	$0.06	$0.10
Distributions paid per weighted average common share	$0.03	$0.03	$0.06	$0.13
Supplemental Measures:
Funds from operations (a)	$30,789	$83,469	$81,698	$140,595
Modified net operating income (b)	$44,068	$47,021	$87,995	$92,973
Cash Flow Data:
Net cash flows provided by operating activities	$49,352	$47,615	$85,493	$88,305
Net cash flows provided by (used in) investing activities	$942,803	$(40,370)	$1,016,610	$(81,087)
Net cash flows used in financing activities	$(614,890)	$(33,408)	$(492,471)	$(568,748)
Other Information:
Weighted average number of common shares outstanding, basic and diluted	862,205,672	861,824,777	862,205,672	861,824,777
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

		For the three months ended		For the six months ended
		June 30,		June 30,
Funds from Operations:		2016	2015	2016	2015
	Net income	$163,700	$62,067	$189,107	$67,888
Add:	Depreciation and amortization related to investment properties	34,210	36,645	72,751	85,585
	Depreciation and amortization related to investment in unconsolidated entities	4,036	3,132	8,067	6,224
	Provision for asset impairment, continuing operations	29,931	—	38,321	—
	Provision for asset impairment, discontinued operations	76,583	—	76,583	—

Less:	Gains from property sales and transfer of assets	277,671	6,500	301,697	7,227
	Gains from sales reflected in equity in earnings of unconsolidated entities	—	11,875	—	11,875
	Gains from sale of investment in unconsolidated entities	—	—	1,434	—
	NAREIT FFO Applicable to Common Shares	$30,789	$83,469	$81,698	$140,595
The table below reflects additional information related to certain items that significantly impact the comparability of our FFO and net income (loss) or significant non-cash items from the periods presented:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Amortization of above/below market leases	$(1,198)	$(556)	$(1,751)	$(646)
Amortization of mark to market debt discounts	1,102	1,195	2,360	2,451
Loss (gain) on extinguishment of debt	4,723	(2,737)	5,672	1,382
Loss on extinguishment of debt, discontinued operations	2,208	—	2,208	—
Straight-line rental income	41	459	809	522
Acquisition costs	642	385	864	421
Stock-based compensation expense	899	137	1,336	137
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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$163,700	$62,067	$189,107	$67,888

Modified net operating income	$44,068	$47,021	$87,995	$92,973
Adjustments to modified net operating income (a)	1,841	584	3,194	1,171
Net operating income	45,909	47,605	91,189	94,144
Non-allocated expenses (b)	(36,745)	(37,757)	(72,274)	(82,015)
Other income and expenses (c)	37,815	20,045	50,477	11,577
Equity in earnings of unconsolidated entities	2,596	25,951	3,890	27,951
Provision for asset impairment	(29,931)	—	(38,321)	—
Net income from continuing operations	19,644	55,844	34,961	51,657
Net income from discontinued operations	144,056	6,223	154,146	16,231
Net income	$163,700	$62,067	$189,107	$67,888

(a)
Includes adjustments for items that affect the comparability of, and were excluded from, the same store and total results. Such adjustments include lease termination income and GAAP rent adjustments (such as straight line rent and above/below market lease amortization).

(b)	Non-allocated expenses consist of general and administrative expenses, and depreciation and amortization.

(c)
Other income and expenses consist of interest and dividend income, gain on sale of investment properties, gain (loss) on extinguishment of debt, other income, interest expense, realized gain on marketable securities and income tax expense.

Subsequent Events
Acquisitions
Subsequent to June 30, 2016, we acquired the following retail asset:

•
The Pointe at Creedmoor in Raleigh, North Carolina was acquired on July 12, 2016. This retail community center consists of approximately 60,000 square feet and was purchased at a gross acquisition price of $17.0 million.

Dispositions
Subsequent to June 30, 216, we disposed of, at a gain, five retail assets consisting of approximately 442,000 square feet for an aggregate gross disposition price of $79.7 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. We are also subject to market risk associated with our marketable securities investments.
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of June 30, 2016, our debt included an outstanding variable rate term loan of $150.0 million, which has been swapped to a fixed rate as of June 30, 2016. If market rates of interest on all of the floating rate debt as of June 30, 2016 permanently increased by 1%, the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by $1.5 million. If market rates of interest on all of the floating rate debt as of June 30, 2016 permanently decreased by 1%, the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by $1.5 million.
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
As of June 30, 2016 and December 31, 2015, the Company had entered into interest rate swap agreements with a notional value of $150.0 million and $157.0 million, respectively. The fair value liabilities of our interest rate swap contracts outstanding as of June 30, 2016 and December 31, 2015 were $3.4 million and $1.9 million, respectively.
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
We incurred no impairments on our investment in marketable securities for the six months ended June 30, 2016 and 2015. We believe that our investments will continue to generate dividend income and we could continue to recognize gains on sale. However, due to general economic and credit market uncertainties it is difficult to project where the REIT market and our portfolio will perform in 2016.
Although it is difficult to project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact of a 10% increase and a 10% decrease in the price of the equities held by us would have on the value of the total assets and the book value of the Company as of June 30, 2016.

	Historical Cost of Securities	Fair Value of Securities at June 30, 2016	Hypothetical 10% Decrease in Market Value	Hypothetical 10% Increase in Market Value
Equity securities	$135,931	$190,651	$171,586	$209,716

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, including our principal executive officer and our principal financial officer evaluated, as of June 30, 2016, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2016, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II - Other Information
Item 1. Legal Proceedings
We are subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, we believe, based on currently available information, that the final outcome of such matters will not have a material adverse effect on our financial condition, results of operations or liquidity.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On August 10, 2016, Mr. William J. Wierzbicki notified the board of directors of the Company that he is resigning as a director of the board effective December 31, 2016. Mr. Wierzbicki’s resignation was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.
Item 6. Exhibits
The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InvenTrust Properties Corp.

Date:	August 15, 2016
By:	/s/ Thomas P. McGuinness

Name:	Thomas P. McGuinness
Title:	President and Chief Executive Officer (Principal Executive Officer)

Date:	August 15, 2016
By:	/s/ Michael E. Podboy

Name:	Michael E. Podboy
Title:	Executive Vice President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer)

EXHIBIT NO.	DESCRIPTION
2.1
Separation and Distribution Agreement by and between InvenTrust Properties Corp. and Highlands REIT, Inc., dated as of April 14, 2016 (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K, as filed by the Registrant on April 14, 2016)

2.2
Amendment No. 1 to Stock Purchase Agreement, dated as of May 30, 2016, by and among InvenTrust Properties Corp., University House Communities Group, Inc. and UHC Acquisition Sub LLC (incorporated by reference to Exhibit 2.2 to the Registrant's Form 8-K, as filed by the Registrant on June 27, 2016)

2.3
Amendment No. 2 to Stock Purchase Agreement, dated as of June 20, 2016, by and among InvenTrust Properties Corp., University House Communities Group, Inc. and UHC Acquisition Sub LLC (incorporated by reference to Exhibit 2.3 to the Registrant's Form 8-K, as filed by the Registrant on June 27, 2016)

10.1
Transition Services Agreement by and between InvenTrust Properties Corp. and Highlands REIT, Inc., dated as of April 28, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, as filed by the Registrant on April 29, 2016)

10.2
Employee Matters Agreement by and between InvenTrust Properties Corp. and Highlands REIT, Inc., dated as of April 28, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K, as filed by the Registrant on April 29, 2016)

10.3*+	First Amendment to InvenTrust Properties Corp. 2015 Incentive Award Plan, dated May 6, 2016
10.4*+	Form of Time-Based Restricted Stock Unit Agreement
10.5*+	Form of Director Restricted Stock Unit Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the SEC on August 15, 2016, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

*    Filed as part of this Quarterly Report on Form 10-Q.

+    Management contract or compensatory plan or agreement.