Form 10-Q
period 2016-09-30
InvenTrust Properties Corp.
filed 2016-11-14
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2016
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
Yes  ☐   No ☒
As of November 7, 2016 there were 862,220,473 shares of the registrant’s common stock outstanding.

InvenTrust Properties Corp.

Quarterly Report on Form 10-Q
For the quarterly period ended September 30, 2016

- i-

INVENTRUST PROPERTIES CORP.

Consolidated Balance Sheets
as of September 30, 2016 and December 31, 2015

(Dollar amounts in thousands, except par value amounts)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Investment properties:
Land	$567,913	$520,084
Building and other improvements	1,607,534	1,733,696
Construction in progress	2,052	3,714
Total	2,177,499	2,257,494
Less accumulated depreciation	(338,496)	(391,663)
Net investment properties	1,839,003	1,865,831
Cash and cash equivalents	578,730	203,285
Restricted cash and escrows	20,560	16,499
Investment in marketable securities	181,879	177,431
Investment in unconsolidated entities	179,418	178,316
Intangible assets, net	71,129	55,898
Accounts and rents receivable (net of allowance of $1,613 and $2,187)	27,846	30,272
Deferred costs and other assets	30,340	27,513
Assets of discontinued operations	444	1,649,878
Total assets	$2,929,349	$4,204,923
Liabilities
Debt, net	$653,415	$1,094,651
Accounts payable and accrued expenses	41,038	47,203
Distributions payable	14,550	28,013
Intangible liabilities, net	43,622	38,019
Other liabilities	15,083	13,519
Liabilities of discontinued operations	367	834,815
Total liabilities	768,075	2,056,220
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 862,215,694 shares issued and outstanding at September 30, 2016 and 862,205,672 shares issued and outstanding at December 31, 2015, respectively	862	862
Additional paid in capital	5,917,030	6,066,583
Accumulated distributions in excess of net loss	(3,800,197)	(3,956,032)
Accumulated other comprehensive income	43,579	37,290
Total stockholders’ equity	2,161,274	2,148,703
Total liabilities and stockholder's equity	$2,929,349	$4,204,923
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.
Consolidated Statements of Operations and Comprehensive Income (Loss)
for the three and nine months ended September 30, 2016 and 2015

(unaudited)
(Dollar amounts in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Income
Rental income	$46,127	$49,975	$142,585	$149,806
Tenant recovery income	13,794	14,875	39,744	43,617
Other property income	737	1,352	2,612	3,290
Total income	60,658	66,202	184,941	196,713
Expenses
General and administrative expenses	12,397	15,400	41,247	52,475
Property operating expenses	8,279	9,070	23,607	27,573
Real estate taxes	8,904	9,449	27,765	28,246
Depreciation and amortization	21,230	22,056	64,109	66,462
Provision for asset impairment	2,818	92,167	41,139	92,167
Total expenses	53,628	148,142	197,867	266,923
Operating income (loss)	7,030	(81,940)	(12,926)	(70,210)
Interest and dividend income	3,128	2,666	8,538	9,163
Gain on sale of investment properties	29,586	729	105,998	7,957
(Loss) gain on extinguishment of debt	(4,645)	13	(10,317)	1,395
Other income	1,872	1,415	4,583	6,097
Interest expense	(10,984)	(14,681)	(39,584)	(41,682)
Loss on contribution to joint venture	—	(12,919)	—	(12,919)
Equity in earnings of unconsolidated entities	3,849	5,310	7,739	33,262
(Impairment) and realized gain on sale of marketable securities, net	(1,326)	304	(698)	20,459
Income (loss) before income taxes	28,510	(99,103)	63,333	(46,478)
Income tax expense	(286)	(1,556)	(480)	(2,402)
Net income (loss) from continuing operations	28,224	(100,659)	62,853	(48,880)
Net income from discontinued operations	9,095	5,012	163,574	21,123
Net income (loss)	$37,319	$(95,647)	$226,427	$(27,757)
Net income (loss) per common share, from continuing operations, basic and diluted	$0.03	$(0.12)	$0.07	$(0.06)
Net income per common share, from discontinued operations, basic and diluted	0.01	0.01	0.19	0.02
Net income (loss) per common share, basic and diluted	$0.04	$(0.11)	$0.26	$(0.04)
Weighted average number of common shares outstanding, basic and diluted	862,212,317	861,824,777	862,207,903	861,824,777

Distributions declared per common share outstanding	$0.02	$0.03	$0.08	$0.13
Distributions paid per common share outstanding	$0.03	$0.01	$0.10	$0.14
Comprehensive income (loss)
Net income (loss)	$37,319	$(95,647)	$226,427	$(27,757)
Unrealized gain (loss) on investment securities	(10,447)	(26,113)	6,039	7,242
Unrealized gain (loss) on derivatives	785	(671)	(1,831)	(76)
Reclassification adjustment for amounts recognized in net income (loss)	1,656	(570)	2,081	(21,252)
Comprehensive income (loss)	$29,313	$(123,001)	$232,716	$(41,843)
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Changes in Equity

(unaudited)
(Dollar amounts in thousands)

For the nine months ended September 30, 2016

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2016	862,205,672	$862	$6,066,583	$(3,956,032)	$37,290	$2,148,703
Net income	—	—	—	226,427	—	226,427
Unrealized gain on investment securities	—	—	—	—	6,039	6,039
Unrealized loss on derivatives	—	—	—	—	(1,831)	(1,831)
Reclassification adjustment for amounts recognized in net income	—	—	—	—	2,081	2,081
Distributions declared	—	—	—	(70,592)	—	(70,592)
Share based compensation	10,022	—	1,552	—	—	1,552
Equity effect of spin-off of Highlands REIT, Inc.	—	—	(151,105)	—	—	(151,105)
Balance at September 30, 2016	862,215,694	$862	$5,917,030	$(3,800,197)	$43,579	$2,161,274
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Changes in Equity

(unaudited)
(Dollar amounts in thousands)

For the nine months ended September 30, 2015

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Loss	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at January 1, 2015	861,824,777	$861	$7,755,471	$(3,820,882)	$57,599	$3,780	$3,996,829
Net (loss) income	—	—	—	(27,757)	—	16	(27,741)
Unrealized gain on investment securities	—	—	—	—	7,242	—	7,242
Unrealized loss on derivatives	—	—	—	—	(76)	—	(76)
Reclassification adjustment for amounts recognized in net income	—	—	—	—	(21,252)	—	(21,252)
Distributions declared	—	—	—	(110,601)	—	—	(110,601)
Contributions from noncontrolling interests, net	—	—	—	—	—	152	152
Restricted share units	—	—	1,202	—	—	—	1,202
Equity effect of spin-off of Xenia Hotels & Resorts, Inc.	—	—	(1,690,411)	—	—	(3,823)	(1,694,234)
Balance at September 30, 2015	861,824,777	$861	$6,066,262	$(3,959,240)	$43,513	$125	$2,151,521
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.
Consolidated Statements of Cash Flows
for the nine months ended September 30, 2016 and 2015

(unaudited)
(Dollar amounts in thousands)

	Nine months ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$226,427	$(27,757)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	94,184	122,914
Amortization of above and below market leases, net	(2,791)	(1,241)
Amortization of debt premiums, discounts and financing costs	4,725	5,829
Straight-line rental income	414	901
Provision for asset impairment	117,722	92,167
Gain on sale of investment properties, net	(341,778)	(7,957)
Loss (gain) on extinguishment of debt	13,143	(1,395)
Loss on contribution to unconsolidated joint venture	—	12,919
Equity in earnings of unconsolidated entities	(7,721)	(33,294)
Distributions from unconsolidated entities	3,951	3,883
Gain on sale of investment in unconsolidated entities	(1,434)	—
Impairment and realized (gain) on sale of marketable securities, net	698	(20,459)
Non-cash share based compensation	2,558	1,311
Prepayment penalties and defeasance	(11,140)	—
Changes in assets and liabilities:
Accounts and rents receivable	2,422	(4,559)
Deferred costs and other assets	7,888	15,533
Accounts payable and accrued expenses	(9,410)	(8,335)
Other (liabilities) assets	(3,172)	(6,704)
Net cash flows provided by operating activities	$96,686	$143,756
Cash flows from investing activities:
Purchase of investment properties	(360,770)	(98,122)
Acquired in-place and market lease intangibles, net	(21,144)	(4,645)
Capital expenditures and tenant improvements	(4,200)	(21,768)
Investment in development projects	(53,077)	(85,744)
Proceeds from sale of investment properties, net	1,533,492	53,989
Proceeds from sale of marketable securities	1,591	58,369
Proceeds from the sale of and return of capital from unconsolidated entities	5,480	31,134
Contributions to unconsolidated entities	(5,850)	(25,030)
Distributions from unconsolidated entities	8,721	7,964
Payment of leasing fees	(2,306)	(3,838)
Restricted escrows and other assets	900	19,246
Other (assets) liabilities	(8,911)	2,350
Net cash flows provided by (used in) investing activities	$1,093,926	$(66,095)

See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.
Consolidated Statements of Cash Flows
for the nine months ended September 30, 2016 and 2015

(unaudited)
(Dollar amounts in thousands)

	Nine months ended
	September 30,
	2016	2015
Cash flows from financing activities:
Distributions paid	$(84,056)	$(118,501)
Proceeds from debt	299,735	172,507
Payoffs of debt	(999,094)	(293,404)
Principal payments of mortgage debt	(10,526)	(20,384)
Payment of loan fees and deposits	(31)	(1,970)
Contributions from noncontrolling interests, net	—	152
Cash contributed to Highlands REIT, Inc.	(21,195)	—
Cash contribution to Xenia Hotels & Resorts, Inc.	—	(165,884)
Property level cash contributed to Xenia Hotels & Resorts, Inc.	—	(130,080)
Net cash flows used in financing activities	$(815,167)	$(557,564)
Net increase (decrease) in cash and cash equivalents	375,445	(479,903)
Cash and cash equivalents, at beginning of period	203,285	733,150
Cash and cash equivalents, at end of period	$578,730	$253,247

See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.
Consolidated Statements of Cash Flows
for the nine months ended September 30, 2016 and 2015

(unaudited)
(Dollar amounts in thousands)

	Nine months ended
	September 30,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid for interest, net capitalized interest of $1,147 and $6,569	$49,574	$72,332

Supplemental schedule of non-cash investing and financing activities:
Net equity distributed to Highlands REIT, Inc. (net of cash contributed)	$129,910	$—
Net equity distributed to Xenia Hotels & Resorts, Inc. (net of cash contributed)	—	1,484,872
Mortgage assumed by buyer upon disposal of property	131,189	—
Assumption of mortgage debt upon acquisition of investment property	16,000	—
Net assets transferred at sale of real estate investments	2,007	—
Land contributed to an unconsolidated entity	—	46,174

See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2016
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
1. Organization
The Company was incorporated as Inland American Real Estate Trust, Inc. in October 2004 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust ("REIT") for federal tax purposes. The Company changed its name to InvenTrust Properties Corp. in April 2015. The Company was formed to own, manage, acquire and develop a diversified portfolio of commercial real estate located throughout the United States and to own properties in development and partially own properties through joint ventures, as well as investments in marketable securities and other assets. As of September 30, 2016, the Company's portfolio comprises 74 properties, representing 12.2 million square feet of retail space and 0.3 million square feet of non-core space. As used in these Notes and throughout this Quarterly Report on Form 10-Q, the terms "Company," "InvenTrust," "we," "us," or "our" mean InvenTrust Properties Corp. and its wholly owned subsidiaries and consolidated joint venture investments.
Sale of Student Housing Platform
On June 21, 2016, the Company completed the sale of its student housing platform, University House, to UHC Acquisition Sub LLC (the "Acquiror"), a subsidiary of a joint venture formed between Canada Pension Plan Investment Board, GIC and Scion Communities Investors LLC, pursuant to the terms of the Stock Purchase Agreement (the "Agreement"), dated as of January 3, 2016, by and among the Company, University House Communities Group, Inc. and the Acquiror, as amended by that certain Amendment No. 1 to the Agreement, dated as of May 30, 2016, and as further amended by that certain Amendment No. 2 to the Agreement, dated as of June 20, 2016. The Agreement's gross sales price was $1,410,000. Under the terms of the Agreement, the final net proceeds were determined at the closing of the transaction following the determination of several events and closing considerations. Following certain adjustments and the repayment of related debt, in each case pursuant to the terms of the Agreement, the Company received at the closing net cash consideration, after transaction costs, of approximately $845,000, $9,900 of which was deposited into escrow and relates to post closing obligations, $8,000 of which is being held pending resolution in connection with the completion of a development property as of September 30, 2016.
Spin-Off of Highlands REIT, Inc.
On April 28, 2016, the Company completed the spin-off of its subsidiary, Highlands REIT, Inc. ("Highlands"), which the Company formed to hold substantially all of its remaining non-core assets, through the Company's pro rata taxable distribution of 100% of the outstanding common stock of Highlands to holders of record of the Company's common stock as of the close of business on the record date, which was April 25, 2016 (referred to herein as the "Highlands spin-off"). Each holder of record of the Company's common stock received one share of Highlands' common stock for every one share of the Company's common stock held at the close of business on the record date. Highlands did not list its common stock on any securities exchange or other market in connection with the spin-off.
In connection with the Highlands spin-off, the Company entered into a Separation and Distribution Agreement with Highlands to effect the separation and to provide for the allocation of assets and liabilities. Highlands' real property assets consisted of seven single- and multi-tenant office assets, two industrial assets, six retail assets, two correctional facilities, four parcels of unimproved land and one bank branch. Highlands assumed all liabilities relating to or arising out of these assets (excluding any liabilities relating to the properties previously owned and disposed of by subsidiaries of Highlands prior to the spin-off). The Company also entered into certain agreements with Highlands that, among other things, provide a framework for the relationship between the Company and Highlands as two separate companies, namely a Transition Services Agreement and an Employee Matters Agreement.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2016
(unaudited)

Spin-Off of Xenia Hotels & Resorts, Inc.
On February 3, 2015, the Company completed the spin-off of its lodging subsidiary, Xenia Hotels & Resorts, Inc. ("Xenia"), through a taxable pro rata taxable distribution by the Company of 95% of the outstanding common stock of Xenia to holders of record of the Company's common stock as of the close of business on the record date, which was January 20, 2015 (referred to herein as the "Xenia spin-off"). Each holder of record of the Company's common stock received one share of Xenia's common stock for every eight shares of the Company's common stock held at the close of business on the record date. In lieu of fractional shares, stockholders of the Company received cash. On February 4, 2015, Xenia's common stock began trading on the New York Stock Exchange ("NYSE") under the ticker symbol "XHR".
Segment Reporting
Following the Xenia spin-off, the Company no longer has a lodging segment. Therefore, the 46 lodging assets included in the Xenia spin-off, which are disclosed in "Note 4. Disposed Properties", have been classified as discontinued operations as the Xenia spin-off represented a strategic shift that has had a major effect on the Company's operations and financial results. The assets and liabilities of these 46 lodging assets are classified as assets and liabilities of discontinued operations on the consolidated balance sheet at September 30, 2016 and December 31, 2015. The operations of these 46 lodging assets have been classified as income from discontinued operations on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015.
Following the Highlands spin-off, the Company no longer has a reportable non-core segment. Therefore, the 18 assets and four parcels of unimproved land included in the Highlands spin-off and one non-core asset sold in the second quarter of 2016, all of which are disclosed in "Note 4. Disposed Properties", have been classified as discontinued operations as the Highlands spin-off represented a strategic shift that has had a major effect on the Company's operations and financial results. The assets and liabilities of the 18 assets and four parcels of unimproved land and one non-core asset sold in the second quarter of 2016, are classified as assets and liabilities of discontinued operations on the consolidated balance sheets at September 30, 2016 and December 31, 2015. The operations of the 18 assets and four parcels of unimproved land and one non-core asset sold in the second quarter of 2016, have been classified as income from discontinued operations on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015.
Following the sale of the student housing platform, the Company no longer has a reportable student housing segment. Therefore, the 17 assets included in the student housing platform sale and one student housing asset sold in the third quarter of 2016, all of which are disclosed in "Note 4. Disposed Properties", have been classified as discontinued operations as the sale represented a strategic shift that has had a major effect on the Company's operations and financial results. The assets and liabilities of these 17 assets and one student housing asset are classified as assets and liabilities of discontinued operations on the consolidated balance sheets at September 30, 2016 and December 31, 2015. The operations of the 17 assets included in the student housing platform sale and one student housing asset sold in the third quarter of 2016 have been classified as income from discontinued operations on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015.
With the completion of the student housing platform sale on June 21, 2016, the Company completed its previously announced portfolio strategy to focus solely on the retail asset class. Of the former reporting segments identified by the Company, only the retail segment remains as both an operating and reportable segment as of September 30, 2016. Therefore, the Company will no longer present segment information.
The accompanying consolidated financial statements include the accounts of InvenTrust Properties Corp., as well as all wholly owned subsidiaries and consolidated joint venture investments. Wholly owned subsidiaries generally consist of limited liability companies (LLCs) and limited partnerships (LPs). The effects of all significant intercompany transactions have been eliminated.
Each property is owned by a separate legal entity that maintains its own books and financial records, and each entity's assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in "Note 7. Debt".
The Company owned 74 assets as of September 30, 2016, including 73 retail assets with 12,159,788 square feet and one non-core asset with 322,326 square feet. The Company owned 129 assets as of December 31, 2015 and 142 assets as of September 30, 2015.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2016
(unaudited)

2. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying consolidated financial statements have been prepared in accordance with GAAP and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Refer to the Company's audited consolidated financial statements for the year ended December 31, 2015, as certain note disclosures contained in such audited consolidated financial statements have been omitted from these interim consolidated financial statements.
Reclassifications
Certain reclassifications have been made to the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2015 to conform to the 2016 presentations. These reclassifications primarily represent the classification of salaries and benefits of corporate-level employees and overhead costs from property operating expenses to general and administrative expenses for the three and nine months ended September 30, 2015 of $1,824 and $4,396, respectively, and the classification of specialty leasing income from rental income to other property income for the three and nine months ended September 30, 2015 of $626 and $1,141, respectively.
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
Certain reclassifications have been made to the consolidated balance sheets as of September 30, 2016 and December 31, 2015 and the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015 to reflect the classification of the student housing platform sale, the Highlands spin-off and the Xenia spin-off as discontinued operations. The assets and liabilities of these disposal groups classified as held for sale have been classified as assets and liabilities of discontinued operations on the consolidated balance sheets as of September 30, 2016 and December 31, 2015. The operations reflected in discontinued operations on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015 include the 17 student housing assets included in the student housing platform sale, the unconsolidated student housing joint venture sold during the nine months ended September 30, 2016, the 18 assets and four parcels of unimproved land included in the Highlands spin-off, one non-core asset, and one student housing asset. The operations of 46 assets included in the Xenia spin-off are also reflected in discontinued operations on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2015.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2016
(unaudited)

Recently Adopted Accounting Pronouncements
In February 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-02, Consolidation. This update includes amendments that change the requirements for evaluating limited partnerships and similar entities for consolidation. Under the new guidance, limited partnerships and similar entities will be considered variable interest entities ("VIEs") unless a scope exception applies. As such, entities that consolidate limited partnerships and similar entities that are considered to be VIEs will be subject to VIE primary beneficiary disclosure requirements, and entities that do not consolidate a VIE will be subject to the disclosure requirements that apply to variable interest holders other than the primary beneficiary. The new guidance also eliminates three of the six criteria for determining if fees paid to a decision maker or service provider are considered to be variable interest in a VIE and changes the criteria used to determine if variable interests in a VIE held by related parties of a reporting entity require the reporting entity to consolidate the VIE. This standard is effective for financial statements issued by public companies for annual and interim reporting periods beginning after December 15, 2015. The adoption did not have a significant impact on the Company's consolidated financial statements or disclosure requirements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Subsequently, in August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which allows an entity to present the costs related to securing a line-of-credit arrangement as an asset, regardless of whether there are any outstanding borrowings. The Company adopted ASU 2015-03 and 2015-15 effective as of January 1, 2016 with retrospective application to the December 31, 2015 consolidated balance sheet. The effect of the adoption of ASU 2015-03 and 2015-15 was to reclassify debt issuance costs of approximately $8,496 as of December 31, 2015 from deferred costs and other assets in the consolidated balance sheet to a contra account as a deduction from debt in the consolidated balance sheet. There was no effect on the consolidated statements of operations and comprehensive income (loss).
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires that if the initial accounting for a business combination is incomplete as of the end of the reporting period in which the acquisition occurs, the acquiror records provisional amounts based on information available at the acquisition date. This guidance is effective for the Company beginning January 1, 2016. The adoption did not have a significant impact on the Company's consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which revises an entity's accounting related to: (i) the classification and measurement of investments in equity securities; (ii) the presentation of certain fair value changes for financial liabilities measured at fair value; and (iii) amends certain disclosure requirements associated with the fair value of financial instruments, including eliminating the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is continuing to evaluate this guidance; however, the Company does not expect its adoption will have a significant impact on the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2016
(unaudited)

In February 2016, the FASB issued ASU 2016-02, Leases, amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted as of the standard's issuance date. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is assessing whether the new standard will have a material effect on its financial position or results of operations.
In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, which outlines improvements to Employee Share-Based Payment Accounting. The new standard impacts certain aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. ASU No. 2016-09, as issued, will be effective on January 1, 2017, with early adoption permitted. The Company is continuing to evaluate this guidance; however, the Company does not expect its adoption will have a significant impact on the consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). The new guidance is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The core principle of the ASU requires the classification of eight specific issues identified under ASC 230 to be presented as either financing, investing or operating, or some combination thereof, depending upon the nature of the issue. ASU 2016-15 will be effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017, and early adoption is permitted. Entities are required to use a retrospective transition approach for all of the issues identified to each period presented. The Company has not yet evaluated and cannot determine the impact this standard will have on the Company's consolidated financial statements and related disclosures.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2016
(unaudited)

3. Acquired Properties
The Company records identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination at fair value. During the nine months ended September 30, 2016, the Company acquired six wholly owned retail assets for a gross acquisition price of $401,600 and assumed mortgage debt of $16,000 on one acquisition as a part of non-cash financing activities.

Asset Type	Property	Date	Gross Acquisition Price	Square Footage
Retail	Shops at the Galleria	4/1/2016	$132,000	538,000
Retail	Renaissance Center	4/1/2016	129,200	363,000
Retail	Stevenson Ranch	4/15/2016	72,500	187,000
Retail	The Pointe at Creedmoor	7/12/2016	17,000	60,000
Retail	Windward Commons	8/23/2016	27,600	117,000
Retail	Old Grove Marketplace	8/25/2016	23,300	81,000
Total			$401,600	1,346,000
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed (excluding mortgage debt) for the nine months ended September 30, 2016, as listed above.

2016 Acquisitions
Land	$141,215
Building and other improvements	239,149
Total investment properties	380,364
Intangible assets	37,453
Intangible liabilities	(16,477)
Net other assets and liabilities	260
Total fair value of assets acquired and liabilities assumed	$401,600
The acquired properties are included in the Company's results of operations based on their date of acquisition. The following unaudited pro-forma results of operations reflect these transactions as if each had occurred on January 1, 2015. The pro-forma information is not necessarily indicative of the results that actually would have occurred nor does it indicate future operating results.

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Total income	$61,236	$71,545	$192,581	$212,743
Net income (loss) from continuing operations	$29,818	$(101,140)	$65,667	$(50,491)
For properties acquired during the nine months ended September 30, 2016, the Company recorded revenue of $8,025 and $14,804 for the three and nine months ended September 30, 2016, respectively. The Company recorded property net income of $5,833 and $10,920, excluding related expensed acquisition costs, for the three and nine months ended September 30, 2016, respectively.
The Company incurred $239 and $1,009 of acquisition and transaction costs during the three and nine months ended September 30, 2016, respectively, that were recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss).

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2016
(unaudited)

During the nine months ended September 30, 2015, the Company acquired two retail properties and one student housing property for a gross acquisition price of $103,000. The table below reflects acquisition activity during the nine months ended September 30, 2015.

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

2015 Acquisitions
Land	$17,594
Building and other improvements	70,138
Construction in progress	12,500
Total investment properties	100,232
Net other assets and liabilities	2,768
Total fair value of assets acquired and liabilities assumed	$103,000
The Company placed in service two student housing properties and completed an addition on a third student housing property during the three and nine months ended September 30, 2015. These assets were included in the student housing platform sale on June 21, 2016, and were recorded as assets of discontinued operations on the consolidated balance sheet as of December 31, 2015. The following table summarizes the assets placed in service during the nine months ended September 30, 2015:

2015 Assets Placed In Service
Land	$17,745
Building and other improvements	130,767
Total fixed assets placed in service	$148,512
For retail properties acquired during the nine months ended September 30, 2015, the Company recorded revenue of $2,208 and $3,855 for the three and nine months ended September 30, 2015, respectively. The Company recorded property net income of $1,460 and $2,619, excluding related expensed acquisition costs for the three and nine months ended September 30, 2015, respectively. The Company incurred $116 and $487 of acquisition and transaction costs during the three and nine months ended September 30, 2015, respectively, that were recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). The revenues, property net income, and acquisition and transaction costs of student housing assets acquired and placed in service during the three and nine months ended September 30, 2015 have been included as part of discontinued operations in the consolidated statements of operations and comprehensive income (loss).

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2016
(unaudited)

4. Disposed Properties
The Company disposed of one non-core asset, one student housing asset, 24 retail assets, 17 assets as part of the student housing platform sale, its investment in an unconsolidated student housing joint venture, and 18 assets and four parcels of unimproved land as a part of the Highlands spin-off during the nine months ended September 30, 2016 for an aggregate gross disposition price of $1,887,550. For the nine months ended September 30, 2016, the Company generated net proceeds from the sale of properties of $1,533,492.
The Company sold four non-core assets and one land parcel during the nine months ended September 30, 2015 for an aggregate gross disposition price of $53,275. For the nine months ended September 30, 2015, the Company generated net proceeds from the sale of properties of $53,989.
Retail dispositions included in continuing operations
The following retail properties were sold during the nine months ended September 30, 2016. These properties have been included in continuing operations on the consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2016.

Property	Date	Gross Disposition Price	Square Footage
Cypress Town Center	1/7/2016	$7,300	55,000
James Center	1/13/2016	31,400	140,200
Streets of Indian Lake	3/11/2016	37,000	254,100
Lord Salisbury Center	3/11/2016	20,800	113,800
Fabyan Randall	3/25/2016	14,800	91,400
Ward's Crossing	4/1/2016	16,000	80,900
Bartow Marketplace	4/8/2016	34,800	375,000
Atascocita Shopping Center	4/25/2016	8,900	47,300
Southeast Grocery Portfolio - 6 properties	4/29/2016	68,700	535,300
Brandon Centre	5/2/2016	22,500	133,300
Westport Village	5/17/2016	23,800	168,700
Gravois Dillon Plaza	6/8/2016	15,200	148,100
Highland Plaza	6/30/2016	16,100	148,100
Washington Park Plaza	7/1/2016	32,000	235,000
Gateway Plaza	7/8/2016	17,800	105,000
Winchester & Spring Town Centers - 2 properties	7/8/2016	29,900	102,000
Heritage Crossing	8/16/2016	34,900	311,000
Paradise Shops of Largo	9/29/2016	11,000	54,600
Total		$442,900	3,098,800
For the three months ended September 30, 2016 and 2015, the Company recorded a gain on sale of investment properties of $29,586 and $729, respectively, in continuing operations. For the nine months ended September 30, 2016 and 2015, the Company recorded a gain on sale of investment properties of $105,998 and $7,957, respectively, in continuing operations.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2016
(unaudited)

Dispositions included in discontinued operations
In line with the Company's adoption of the accounting standard governing discontinued operations during the year ended December 31, 2014, only disposals representing a strategic shift that have (or will have) a major effect on results and operations would qualify as discontinued operations. During the three and nine months ended September 30, 2016 and 2015, the Company completed a number of transactions representing a strategic shift that will have a major effect on the results and operations of the Company.
Student housing platform disposition
On June 21, 2016, the Company completed the sale of its student housing platform, University House. The Agreement's sale price was $1,410,000. On the closing date, the Company received net cash consideration, after transaction costs, closing adjustments, payoff of certain debts, and assumption of certain debts by the buyer, of approximately $845,000, $9,900 of which was deposited into escrow and relates to post closing obligations, $8,000 of which is being held pending resolution in connection with the completion of a development property as of September 30, 2016. The Company sold one student housing asset separately from the sale of its student housing platform for a gross disposition price of $33,350 during the three and nine months ended September 30, 2016.
For the three months ended September 30, 2016, the Company recorded a gain on sale related to one student housing asset sold separately from the sale of its student housing platform of $10,494, which is included in discontinued operations. For the nine months ended September 30, 2016, the Company recorded a gain on sale related to the one student housing asset sold separately from the sale of its student housing platform during the third quarter of 2016 and the student housing platform sale of $235,780, which is included in discontinued operations.
The 17 student housing assets included in the student housing platform sale and the one student housing asset sold during the three and nine months ended September 30, 2016 have been classified as discontinued operations as the student housing platform sale represented a strategic shift away from its student housing portfolio and has had a major effect on the Company's operations and financial results. The assets and liabilities of these assets have been classified as assets and liabilities of discontinued operations on the consolidated balance sheets as of September 30, 2016 and December 31, 2015. The operations of these assets have been included as income from discontinued operations on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015.
On February 4, 2013, the Company entered into a student housing joint venture agreement with Gerding Edlen Investors, LLC ("GE") in order to develop, construct and manage a student housing community. The joint venture is known as 15th & Walnut Owner, LLC ("Eugene"). On February 25, 2016, GE purchased the Company's partnership interest in the joint venture. This joint venture has been classified as a discontinued operation as the student housing platform sale represented a strategic shift away from its student housing portfolio and has had a major effect on the Company's operations and financial results. A gain on the sale of the joint venture of $1,434 was recorded for the nine months ended September 30, 2016 and is included as part of discontinued operations on the consolidated statements of operations and comprehensive income (loss). The investment in the unconsolidated entity has been classified as an asset of discontinued operations on the consolidated balance sheet as of December 31, 2015. The equity in earnings of the unconsolidated entity has been included as income from discontinued operations on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2016
(unaudited)

Combined financial information for the Eugene joint venture
The following tables present the combined condensed financial information for the Company's investment in Eugene.

	As of
	September 30, 2016	December 31, 2015
Assets:
Real estate assets, net of accumulated depreciation	$—	$17,944
Other assets	—	730
Total assets	—	18,674
Liabilities and equity:
Mortgage debt	—	11,620
Other liabilities	—	1,025
Equity	—	6,029
Total liabilities and equity	$—	$18,674

Company’s share of equity	—	4,195
Net excess of the net book value of underlying assets over the cost of investments	—	—
Carrying value of investments in unconsolidated entities	$—	$4,195

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues	$—	$502	$305	$1,510
Expenses:
Interest expense and loan cost amortization	—	83	58	261
Depreciation and amortization	—	170	113	504
Operating expenses, ground rent and general and administrative expenses	—	171	164	617
Total expenses	—	424	335	1,382
Net income (loss)	$—	$78	$(30)	$128
Company's equity in earnings (loss) of the Eugene unconsolidated entity	$—	$48	$(19)	$79
Highlands REIT, Inc. spin-off and other non-core disposition
On April 28, 2016, the Company completed the spin-off of Highlands, which held substantially all of the Company's remaining non-core assets. The assets included as part of the Highlands spin-off consisted of 18 assets and four parcels of unimproved land. The Company received no proceeds associated with the Highlands spin-off. For the nine months ended September 30, 2016, the Company recorded a provision for asset impairment loss of $76,583 in connection with these assets, which is included in discontinued operations.
The Company also sold one non-core asset during the nine months ended September 30, 2016 for a gross disposition price of $1,300 and recognized a gain on the sale of this asset of $117. This non-core asset has been classified as a discontinued operation as it reflects the Company's strategic shift away from its previous non-core asset portfolio.
The Highlands assets included in the spin-off and the one non-core asset sold during the nine months ended September 30, 2016 have been classified as discontinued operations as the Highlands spin-off and subsequent sale of a non-core asset represented a strategic shift away from the Company's non-core portfolio and has had a major effect on the Company's operations and financial results. The assets and liabilities of these assets and the non-core assets and have been classified as assets and liabilities of discontinued operations on the consolidated balance sheets as of September 30, 2016 and December 31, 2015. The operations of these assets have been included as income from discontinued operations on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2016
(unaudited)

Xenia Hotels & Resorts, Inc. spin-off
On February 3, 2015, the Company completed the spin-off of its lodging subsidiary, Xenia Hotels & Resorts, Inc. The 46 assets included in the Xenia spin-off have been classified as discontinued operations as the Xenia spin-off represented a strategic shift that has had a major effect on the Company's operations and financial results. The assets and liabilities of these assets have been classified as assets and liabilities of discontinued operations on the consolidated balance sheet as of December 31, 2015. The operations of these assets have been included as income from discontinued operations on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016.
The major classes of assets and liabilities of discontinued operations, by disposal group, as of September 30, 2016 and December 31, 2015 were as follows:

	As of September 30, 2016				As of December 31, 2015
	Student housing platform sale	Highlands spin-off and other non-core	Xenia spin-off	Total	Student housing platform sale	Highlands spin-off and other non-core	Xenia spin-off	Total
Assets
Investment properties:
Land	$—	$—	$—	$—	$114,741	$139,215	$—	$253,956
Building and other improvements	—	—	—	—	913,293	638,709	—	1,552,002
Construction in progress	(27)	—	—	(27)	68,408	—	—	68,408
Total	(27)	—	—	(27)	1,096,442	777,924	—	1,874,366
Less accumulated depreciation	—	—	—	—	(106,941)	(165,261)	—	(272,202)
Net investment properties	(27)	—	—	(27)	989,501	612,663	—	1,602,164
Investment in unconsolidated entities	—	—	—	—	4,195	—	—	4,195
Accounts and rents receivable (net of allowance of $0 and $230)	—	—	—	—	2,596	11,785	—	14,381
Intangible assets, net	—	—	—	—	3,131	12,101	—	15,232
Deferred costs and other assets (a)	53	(3)	421	471	7,236	3,552	3,118	13,906
Total assets	$26	$(3)	$421	$444	$1,006,659	$640,101	$3,118	$1,649,878
Liabilities
Debt	—	—	—	—	371,450	404,056	—	775,506
Accounts payable and accrued expenses (b)	214	—	—	214	19,170	26,076	—	45,246
Intangible liabilities, net	—	—	—	—	—	4,668	—	4,668
Other liabilities (c)	$218	$(9)	$(56)	$153	7,855	1,519	21	9,395
Total liabilities	$432	$(9)	$(56)	$367	$398,475	$436,319	$21	$834,815

(a)	Deferred costs and other assets at September 30, 2016 primarily include receivables from Xenia related to taxes.

(b)	Accounts payable and accrued expenses at September 30, 2016 primarily include accrued costs related to the student housing platform sale.

(c)	Other liabilities at September 30, 2016 primarily includes liabilities related to the student housing platform sale.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2016
(unaudited)

The operations reflected in discontinued operations on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016 include the 17 student housing assets included in the student housing platform sale, the unconsolidated student housing joint venture sold during the nine months ended September 30, 2016, the 18 assets and four parcels of unimproved land included in the Highlands spin-off, one non-core asset, and one student housing asset. The operations of the 46 assets included in the Xenia spin-off are also reflected in discontinued operations on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2015.

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$854	$46,538	$85,149	$203,435
Less:
Depreciation and amortization expense	188	15,258	30,018	56,400
Other expenses	1,137	17,950	34,577	99,713
Provision for asset impairment	—	—	76,583	—
Operating (loss) income from discontinued operations	$(471)	$13,330	$(56,029)	$47,322
Interest expense, income taxes, and other miscellaneous income	(311)	(8,358)	(14,766)	(26,262)
Equity in earnings of unconsolidated entity	—	48	(19)	79
Gain on sale of investment in unconsolidated entity	—	—	1,434	—
Gain on sale of properties, net	10,494	—	235,780	—
Loss on extinguishment of debt	(617)	—	(2,826)	—
Net income from discontinued operations	$9,095	$5,020	$163,574	$21,139
Less net income attributable to non-controlling interests	—	(8)	—	(16)
Net income from discontinued operations attributable to Company	$9,095	$5,012	$163,574	$21,123
Revenues of discontinued operations, per weighted average number of common shares outstanding, basic and diluted	$—	$0.05	$0.10	$0.24
Net income from discontinued operations, per weighted average number of common shares outstanding, basic and diluted	$0.01	$0.01	$0.19	$0.02
Weighted average number of common shares outstanding, basic and diluted	862,212,317	861,824,777	862,207,903	861,824,777
Student housing platform sale
Net cash provided by operating activities from the properties classified as discontinued operations was $19,688 and $24,638 for the nine months ended September 30, 2016 and 2015, respectively. Net cash provided by (used in) investing activities from the properties classified as discontinued operations was $1,229,912 and $(106,292) for the nine months ended September 30, 2016 and 2015, respectively.
Highlands spin-off and other non-core disposition
Net cash (used in) provided by operating activities from the properties classified as discontinued operations was $(893) and $45,454 for the nine months ended September 30, 2016 and 2015, respectively. Net cash used in investing activities from the properties classified as discontinued operations was $(3,217) and $(3,070) for the nine months ended September 30, 2016 and 2015, respectively.
Xenia spin-off
Net cash provided by (used in) operating activities from the properties classified as discontinued operations was $(74) and $(6,712) for the nine months ended September 30, 2016 and 2015, respectively. Net cash provided by (used in) investing activities from the properties classified as discontinued operations was $2,697 and $(4,344) for the nine months ended September 30, 2016 and 2015, respectively.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2016
(unaudited)

5. Investment in Partially Owned Entities
Unconsolidated Entities
The entities listed below are owned by the Company and other unaffiliated parties in joint ventures. Net income, distributions and capital transactions for these properties are allocated to the Company and its joint venture partners in accordance with the respective partnership agreements. Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for details of each unconsolidated entity.
These entities are not consolidated by the Company and the equity method of accounting is used to account for these investments. Under the equity method of accounting, the net equity investment of the Company and the Company's share of net income or loss from the unconsolidated entity are reflected in the consolidated balance sheets and the consolidated statements of operations and comprehensive income (loss).

			Carrying Value of Investment at
Entity	Description	Ownership %	September 30, 2016	December 31, 2015
IAGM Retail Fund I, LLC	Retail shopping centers	55%	$127,244	$131,362
Downtown Railyard Venture, LLC	Land development	(a)	50,979	45,081
Other unconsolidated entities	Various real estate investments	Various	1,195	1,873
			$179,418	$178,316

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

During the three and nine months ended September 30, 2016 and 2015, the Company recorded no impairment on its unconsolidated entities.
On February 4, 2013, the Company entered into a joint venture agreement with GE in order to develop, construct and manage a student housing community. On February 25, 2016, GE purchased the Company's partnership interest in the joint venture. A gain on the sale of the joint venture of $1,434 was recorded for the nine months ended September 30, 2016 and is included as part of discontinued operations on the consolidated statements of operations and comprehensive income (loss) as the Company's exit from the student housing market is a strategic shift that has had a major effect on the Company's operations and financial results.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2016
(unaudited)

Combined Financial Information
The following tables present the combined condensed financial information for the Company's investment in unconsolidated entities.

	As of
	September 30, 2016	December 31, 2015
Assets:
Real estate assets, net of accumulated depreciation	$638,526	$645,305
Other assets	88,519	99,165
Total assets	$727,045	$744,470
Liabilities and equity:
Mortgage debt	311,329	314,202
Other liabilities	69,054	78,617
Equity	346,662	351,651
Total liabilities and equity	$727,045	$744,470
Company's share of equity	$192,982	$192,311
Net excess of the net book value of underlying assets over the cost of investments (net of accumulated amortization of $2,061 and $1,630, respectively)	(13,564)	(13,995)
Carrying value of investments in unconsolidated entities	$179,418	$178,316

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues	$15,420	$16,618	$52,554	$84,326
Expenses:
Interest expense and loan cost amortization	3,334	5,174	9,972	12,814
Depreciation and amortization	6,325	4,679	20,992	16,961
Operating expenses, ground rent and general and administrative expenses	4,398	5,628	15,064	15,542
Total expenses	14,057	15,481	46,028	45,317
Net income	$1,363	$1,137	$6,526	$39,009

Company's share of net (loss) income, net of excess basis depreciation of $130, $130, $390 and $390, respectively	$(152)	$746	$3,107	$15,631
Distributions from unconsolidated entities in equity in earnings in excess of the investments' carrying value	4,001	4,564	4,632	17,631
Equity in earnings of unconsolidated entities	$3,849	$5,310	$7,739	$33,262
Equity in earnings of unconsolidated entities on the consolidated statements of operations and comprehensive income (loss) of $3,849 and $7,739 for the three and nine months ended September 30, 2016, respectively, include nonrecurring distributions that are in excess of the investments' carrying value by $4,001 and $4,632 for the three and nine months ended September 30, 2016, respectively.
Equity in earnings of unconsolidated entities on the consolidated statement of operations and comprehensive income of $5,310 and $33,262 for the three and nine months ended September 30, 2015, respectively, include nonrecurring distributions from the

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2016
(unaudited)

sale of assets within two joint ventures that are in excess of the investments' carrying value by $4,564 and $17,631 for the three and nine months ended September 30, 2015, respectively.
The unconsolidated entities had total third party debt of $311,329 at September 30, 2016 that matures as follows:

Maturities during the year ended December 31,	Amount
2016	$—
2017	—
2018	203,832
2019	16,246
2020	—
Thereafter	91,251
$311,329
Of the total outstanding debt related to assets held by the Company's unconsolidated joint ventures, approximately $23,000 is recourse to the Company. It is anticipated that the joint ventures will be able to repay or refinance all of their debt on a timely basis.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2016
(unaudited)

6. Investment in Marketable Securities
Investment in marketable securities of $181,879 and $177,431 at September 30, 2016 and December 31, 2015, respectively, consists primarily of preferred and common stock investments in other REITs and certain real estate related bonds which are classified as available-for-sale securities and recorded at fair value. The cost basis, net of impairments, of available-for-sale securities was $136,029 and $138,318 as of September 30, 2016 and December 31, 2015, respectively. The Company's investment in marketable securities includes an approximately 5% ownership of the outstanding common stock of Xenia. The Company held an investment in Xenia securities reported at its fair value of $86,069 and $86,919 as of September 30, 2016 and December 31, 2015, respectively. The cost basis of the Xenia securities held by the Company was $80,748 as of September 30, 2016 and December 31, 2015, respectively, which is equal to 5% of the net equity, at historical cost basis, contributed to Xenia at the time of the Xenia spin-off.
Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. The Company has net accumulated other comprehensive income related to its marketable securities portfolio of $45,850 and $39,113, which includes gross unrealized losses of $546 and $2,242 related to its marketable securities as of September 30, 2016 and December 31, 2015, respectively. Securities with gross unrealized losses have a related fair value of $2,977 and $10,712 as of September 30, 2016 and December 31, 2015, respectively. The unrealized gain on the Xenia securities held by the Company was $5,321 and $6,171 as of September 30, 2016 and December 31, 2015, respectively.
The Company's policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that the fair value of a security drops below the cost basis and believes that decline to be other-than-temporary. Factors in the assessment of other-than-temporary impairment include determining whether (1) the Company has the ability and intent to hold the security until it recovers, and (2) the length of time and degree to which the security's price has declined. An other-than-temporary impairment to available-for-sale securities of $1,327 was recorded for the three and nine months ended September 30, 2016. There was no impairment to available-for-sale securities recorded for the three and nine months ended September 30, 2015.
During the three months ended September 30, 2016 and 2015, dividend income of $2,650 and $2,390, respectively, was recognized and is included in interest and dividend income on the consolidated statements of operations and comprehensive income (loss). During the nine months ended September 30, 2016 and 2015, dividend income of $7,950 and $7,853, respectively, was recognized and is included in interest and dividend income on the consolidated statements of operations and comprehensive income (loss).

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2016
(unaudited)

7. Debt
Mortgages Payable
Mortgage loans outstanding as of September 30, 2016 and December 31, 2015 were $508,032 and $1,774,221, respectively, and had a weighted average interest rate of 4.95% and 4.94% per annum, respectively. Mortgage discount, net, was $603 and $5,568 as of September 30, 2016 and December 31, 2015, respectively. Debt issuance costs, which are presented as a deduction from the related debt liabilities, were $4,014 and $8,496 as of September 30, 2016 and December 31, 2015, respectively. During the nine months ended September 30, 2016, the Company assumed mortgage debt of $16,000 on one acquisition as a part of non-cash financing activities.
Of the mortgage loans outstanding at December 31, 2015, approximately $778,793 related to liabilities of discontinued operations. There was no mortgage discount, net, related to liabilities of discontinued operations as of December 31, 2015. Of the debt issuance costs, approximately $3,287 related to liabilities of discontinued operations as of December 31, 2015.
As of September 30, 2016, scheduled maturities for the Company's outstanding mortgage indebtedness had various due dates through June 2037, as follows:

Maturity Date	As of September 30, 2016	Weighted average interest rate
2016	$25,186	6.06%
2017	185,934	5.57%
2018	59,575	4.25%
2019	—	—%
2020	—	—%
Thereafter	237,337	4.53%
Total	$508,032	4.95%
It is anticipated that the Company will be able to repay, refinance or extend the debt maturing in 2016, and the Company believes it has adequate sources of funds to meet short-term cash needs related to these refinancings. Of the total outstanding debt for all years, approximately $3,550 is recourse to the Company at September 30, 2016. It is anticipated that the Company will use proceeds from sales, cash on hand, capacity on term loan and line of credit to repay, refinance or extend the debt maturing in 2016 and 2017.
Some of the mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions and distribution limitations. As of September 30, 2016 and December 31, 2015, the Company was in compliance with all mortgage loan requirements except one loan with a carrying value of $3,151, which matures in 2016. This loan is not cross-collateralized with any other mortgage loans and is not recourse to the Company.
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
The term loan credit facility consists of two tranches: a five-year tranche maturing on January 15, 2021, and a seven-year tranche maturing on November 5, 2022. The credit facility can be drawn for one year from the agreement date, after which the unused portion of the credit facility will terminate. The credit facility is subject to maintenance of certain financial covenants. As of September 30, 2016 and December 31, 2015, the Company was in compliance with all of the covenants and default provisions under the credit agreement. Interest rates are based on the Company's total leverage ratio. Based upon the Company's total leverage ratios at September 30, 2016 and December 31, 2015, the five-year tranche bears an interest rate of LIBOR plus 1.30% and the seven-year tranche bears an interest rate of 1-month LIBOR plus 1.60%. The Company had $150,000 and

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2016
(unaudited)

$190,000 available under the term loan as of September 30, 2016 and December 31, 2015, respectively. The interest rate on the outstanding balance of the term loan was 1.82% and 1.59% as of September 30, 2016 and December 31, 2015, respectively.
On February 3, 2015, the Company entered into an amended and restated credit agreement for a $300,000 unsecured revolving line of credit with KeyBank National Association, JP Morgan Chase Bank National Association and other financial institutions. The accordion feature allows the Company to increase the size of its unsecured line of credit up to $600,000, subject to certain conditions. The unsecured revolving line of credit matures on February 2, 2019 and contains one twelve-month extension option that the Company may exercise upon payment of an extension fee equal to 0.15% of the commitment amount on the maturity date and subject to certain other conditions. The unsecured revolving line of credit bears interest at a rate equal to 1-month LIBOR plus 1.40% and requires the maintenance of certain financial covenants. As of September 30, 2016 and December 31, 2015, the Company was in compliance with all of the covenants and default provisions under the credit agreement. The Company had $300,000 and $300,000 available under the revolving line of credit as of September 30, 2016 and December 31, 2015, respectively.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2016
(unaudited)

8. Fair Value Measurements
In accordance with ASC 820, Fair Value Measurement and Disclosures, the Company defines fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•
Level 2 – Observable inputs, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at September 30, 2016
	Using Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs	Using Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Available-for-sale real estate equity securities	$180,249	$—	$—
Real estate related bonds	—	1,630	—
Total assets	$180,249	$1,630	$—
Derivative interest rate instruments	—	(2,272)	—
Total liabilities	$—	$(2,272)	$—

	Fair Value Measurements at December 31, 2015
	Using Quoted Prices in Active Markets for Identical Assets	Using Significant Other Observable Inputs	Using Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Available-for-sale real estate equity securities	$175,127	$—	$—
Real estate related bonds	—	2,304	—
Total assets	$175,127	$2,304	$—
Derivative interest rate instruments	—	(1,941)	—
Total liabilities	$—	$(1,941)	$—

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2016
(unaudited)

Level 1
At September 30, 2016 and December 31, 2015, the fair value of the available-for-sale real estate equity securities has been valued based upon quoted market prices for the same or similar issues when current quoted market prices were available. Unrealized gains or losses on investment are reflected in unrealized gain (loss) on investment securities in comprehensive income on the consolidated statements of operations and comprehensive income (loss).
Level 2
To calculate the fair value of the real estate related bonds and the derivative interest rate instruments, the Company primarily uses quoted prices for similar securities and contracts. For the real estate related bonds, the Company reviews price histories for similar market transactions. For the derivative interest rate instruments, the Company uses inputs based on data that is observed in the forward yield curve which is widely observable in the marketplace. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparties’ nonperformance risk in the fair value measurements which utilizes Level 3 inputs, such as estimates of current credit spreads. However, as of September 30, 2016 and December 31, 2015, the Company determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of September 30, 2016 and December 31, 2015, the Company had outstanding interest rate swap agreements with a notional value of $150,000 and $157,000, respectively.
Level 3
At September 30, 2016 and December 31, 2015, the Company had no Level 3 recurring fair value measurements.
Nonrecurring Measurements
The following table summarizes activity for the Company’s assets measured at fair value on a nonrecurring basis. The Company recognized certain impairment charges to reflect the investments at their fair values for the three and nine months ended September 30, 2016 and 2015. The asset groups that were reflected at fair value through this evaluation are:

	For the three months ended
	September 30, 2016		September 30, 2015
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Losses	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Losses
Investment properties, continuing operations	$27,170	$2,818	$59,092	$92,167
Investment properties, discontinued operations	—	—	—	—
Total	$27,170	$2,818	$59,092	$92,167

	For the nine months ended
	September 30, 2016		September 30, 2015
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Losses	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Losses
Investment properties, continuing operations	$108,470	$41,139	$59,092	$92,167
Investment properties, discontinued operations	542,208	76,583	—	—
Total	$650,678	$117,722	$59,092	$92,167

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2016
(unaudited)

Investment properties, continuing operations
During the three and nine months ended September 30, 2016, the Company identified certain assets which may have a reduction in the expected holding period and reviewed the probability of these properties' disposition. The Company's estimated fair value relating to the investment assets' impairment analysis was based on purchase contracts and ten-year discounted cash flow models, which includes contractual revenues and unobservable inputs such as forecasted revenues and expenses. These unobservable inputs are based on market conditions and the Company's expected growth rates.
During the three and nine months ended September 30, 2016, capitalization rates ranging from 6.00% to 7.00% and discount rates ranging from 7.00% to 8.00% were utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates. For the three months ended September 30, 2016, the Company recorded a provision for asset impairment of $2,818 in continuing operations on one retail asset based on a discounted cash flow analysis. For the nine months ended September 30, 2016, the Company recorded a provision for asset impairment of $41,139 in continuing operations on three retail assets and one non-core asset based on purchase contracts and discounted cash flow analysis.
During the three and nine months ended September 30, 2015, the Company completed the Railyards Transaction. See joint venture disclosure in "Note 5. Investment in Partially Owned Entities". The Company’s estimated fair value relating to the investment property's impairment analysis was based on a third party independent appraisal obtained as of September 30, 2015. The appraisal utilized a twelve-year discounted cash flow model, which includes inflows and outflows over a specific holding period. The cash flows consist of unobservable inputs such as forecasted revenues and expenses. These unobservable inputs are based on market conditions and expected growth rates. A discount rate of 14% was utilized in the model and is based upon observable rates within a reasonable range of current market rates. It was determined the property was impaired and therefore was written down to fair value. The Company recorded an impairment charge of $92,167 on this property for the three and nine months ended September 30, 2015.
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
As of the spin date, capitalization rates ranging from 6.75% to 10.00% and discount rates ranging from 7.75% to 15.25% were utilized in the model and were based upon observable rates that the Company believes to be within a reasonable range of current market rates. Based on this analysis, the Company recorded an impairment related to the Highlands spin-off of $76,583 in discontinued operations for the nine months ended September 30, 2016 as the net book value of the disposal group exceeded its fair value.
There was no impairment recorded for the three and nine months ended September 30, 2015 for investment properties included in discontinued operations on the statement of operations and comprehensive income.
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the Company's consolidated financial statements as of September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$508,032	$511,820	$1,774,221	$1,789,464
Line of credit and term loan	$150,000	$150,000	$110,000	$110,000

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2016
(unaudited)

The Company estimates the fair value of its mortgages payable using a weighted average effective market interest rate of 5.10% per annum. The fair value estimate of the line of credit and term loan approximates the carrying value due to limited market volatility in pricing. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company's. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
9. Income Taxes
The Company has elected and has operated so as to qualify to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the tax year ended December 31, 2005. So long as it qualifies as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed currently to stockholders. A REIT is subject to a number of organizational and operational requirements including a requirement that it currently distribute at least 90% of its REIT taxable income (subject to certain adjustments and excluding capital gains) to its stockholders each year. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates and would not be able to re-elect REIT status during the four years following the year of the failure. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.
On December 15, 2015, MB REIT redeemed all of the outstanding shares of its Series B Preferred Stock and became a wholly-owned subsidiary of InvenTrust. At that time, MB REIT became a Qualified REIT Subsidiary ("QRS") of the Company and ceased to be treated as a separate REIT for U.S. federal income tax purposes. As a QRS, MB REIT was disregarded as a separate entity from the Company for federal income tax purposes. All assets, liabilities and items of income, deduction and credit of MB REIT were treated for federal income tax purposes as those of the Company. MB REIT was included in the Highlands spin-off as described in "Note 4. Disposed Properties." From December 15, 2015 through the date of the Highlands spin-off, the Company included all items of income, deduction, and credit of MB REIT.
The Company has elected to treat certain of its consolidated subsidiaries, and may in the future elect to treat certain newly formed subsidiaries, as taxable REIT subsidiaries pursuant to the Code. Taxable REIT subsidiaries may participate in non-real estate related activities (whether or not a REIT could engage in such activities) and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates. During the nine months ended September 30, 2015, the Company's hotels were leased to certain of the Company's taxable REIT subsidiaries. Lease revenue from these taxable REIT subsidiaries and the Company's wholly-owned subsidiaries is eliminated in consolidation.
For the three months ended September 30, 2016 and 2015, an income tax expense of $286 and $1,556, respectively, was included in continuing operations on the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2016 and 2015, an income tax expense of $480 and $2,402, respectively, was included in continuing operations on the consolidated statements of operations and comprehensive income (loss).

For the three months ended September 30, 2016 and 2015, income tax expense of $90 and benefit of $1,159, respectively, was included in net income from discontinued operations on the consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2016 and 2015, income tax expense of $279 and $1,030, respectively, was included in net income from discontinued operations on the consolidated statements of operations and comprehensive income (loss).

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2016
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss) from continuing operations	$28,224	$(100,659)	$62,853	$(48,880)
Less: Dividends declared on common stock	(14,550)	(28,010)	(70,592)	(110,601)
Less: Dividends declared on unvested restricted stock units	(76)	—	(164)	—
Less: Undistributed income allocated to unvested shares	(49)	(65)	—	(65)
Undistributed income (loss)	$13,549	$(128,734)	$(7,903)	$(159,546)
Add: Dividends on common stock	14,550	28,010	70,592	110,601
Distributed and undistributed income (loss) from continuing operations, basic and diluted	$28,099	$(100,724)	$62,689	$(48,945)
Income from discontinued operations allocated to common stockholders	$9,095	$5,012	$163,574	$21,123

Weighted average shares outstanding, basic and diluted	862,212,317	861,824,777	862,207,903	861,824,777

Income (loss) from continuing operations allocated to common shareholders per share	$0.03	$(0.12)	$0.07	$(0.06)
Income from discontinued operations allocated to common shareholders per share	$0.01	$0.01	$0.19	$0.02
11. Stock-Based Compensation
Share Unit Plans
During 2014, the Company adopted the following three long-term incentive plans: (1) the Inland American Real Estate Trust, Inc. 2014 Share Unit Plan (the "Retail Plan"), with respect to the Company's retail business; (2) the Xenia Hotels & Resorts, Inc. 2014 Share Unit Plan (the "Lodging Plan"), with respect to the Company's lodging business; and (3) the Inland American Communities Group, Inc. 2014 Share Unit Plan (the "Student Housing Plan"), with respect to the Company's student housing business (collectively, the "Share Unit Plans"). Each Share Unit Plan provides for the grant of "share unit" awards to eligible participants. The value of a "share unit" was determined based on a phantom capitalization of the Company's retail/non-core business, lodging business and student housing business, and does not necessarily correspond to the value of a share of common stock of the Company, Xenia or Inland American Communities Group, Inc. (University House Communities Group, Inc.), as applicable. Vesting of the share units is conditioned upon the occurrence of a triggering event, such as a listing or a change in control of the applicable business, and if no triggering event occurs within five years following the applicable grant date, then the share units are forfeited. The Company does not recognize share-based compensation expense with respect to the Share Unit Plans until the occurrence of a triggering event.
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

September 30, 2016
(unaudited)

outstanding and subject to the terms of the Retail Plan and the applicable award agreement. No additional awards will be granted under the Retail Plan.
The closing of the student housing platform sale on June 21, 2016 was a triggering event under the Student Housing Plan. As of June 20, 2016, share unit awards granted in 2016, 2015 and 2014 with an aggregate vested value of $2,246, $1,796 and $833, respectively, were outstanding under the Student Housing Plan, and were paid as part of the closing of the student housing platform sale and recorded as an offset of the gain on the student housing platform sale, which was included in discontinued operations on the consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2016. Share unit awards vested under the Student Housing Plan during the nine months ended September 30, 2016 with an aggregate value of $313 are included in continuing operations on the consolidated statements of operations and comprehensive income (loss).
As a triggering event had not occurred with respect to the Company's retail business, the Company did not recognize stock-based compensation expense related to the Retail Plan for the three and nine months ended September 30, 2016 and 2015.
Incentive Award Plan
Effective as of June 19, 2015, the Company's board of directors adopted and approved the InvenTrust Properties Corp. 2015 Incentive Award Plan (the "Incentive Award Plan"), under which the Company may grant cash and equity incentive awards to eligible employees, directors, and consultants. Under the Incentive Award Plan, the Company is authorized to grant up to 30,000,000 shares of the Company's common stock pursuant to awards under the plan. At September 30, 2016, 26,523,304 shares were available for future issuance under the Incentive Award Plan. A summary of the Company's restricted stock unit activity as of September 30, 2016 is as follows:

	Number of Restricted Stock Units	Weighted Average Price at Grant Date
Outstanding at January 1, 2016	951,555	$4.00
Restricted stock units granted	2,334,226	3.14
Restricted stock units vested, granted in 2015	(8,489)	4.00
Restricted stock units vested, granted in 2016	(9,969)	3.14
Restricted stock units forfeited, granted in 2015	(179,608)	4.00
Restricted stock units forfeited, granted in 2016	(258,172)	3.14
Outstanding at September 30, 2016	2,829,543	$3.37
At September 30, 2016, there was $7,112 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the Incentive Award Plan. The restricted stock units outstanding as of September 30, 2016 have vesting schedules through December 2017 or 2018, as applicable. Stock-based compensation expense will be amortized on a straight-line basis over the vesting period. The Company recognized stock-based compensation expense of $1,247 and $2,583 related to the Incentive Award Plan for the three and nine months ended September 30, 2016, respectively. The Company recognized stock-based compensation expense of $1,123 and $1,260 related to the Incentive Award Plan for the three and nine months ended September 30, 2015, respectively.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share amounts)

September 30, 2016
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
The Company is party to personal injury lawsuits from time to time. These lawsuits and any resulting damages are generally covered by the Company's insurance policies. However, on October 6, 2016, the Company's insurance carrier served the Company with a reservation of rights letter alleging that insurance coverage will not be provided for certain damages that could be awarded at the trial of one pending lawsuit. The Company believes the position of the insurer is not supported by any evidence and intends to vigorously contest any denial of insurance coverage. While management does not believe that an adverse outcome, if any, in this lawsuit would have a material adverse effect on the Company's financial condition, there can be no assurance that an adverse outcome would not have a material effect on the Company's results of operations for any particular period. The Company is unable to estimate the effect of this lawsuit and therefore has not recorded an estimate as of September 30, 2016 on the consolidated balance sheets or the consolidated statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015.
13. Subsequent Events
Distribution Rate
Effective for the quarterly distribution paid in October 2016, the Company reduced its annual distribution rate from $0.13 per share of common stock to $0.0675 per share of common stock. The adjustment to the distribution rate equates to a 2016 calendar year total distribution of $0.09875 per share (an annual rate of $0.13 per share through June 30, 2016 and an annual rate of $0.0675 per share from July 1, 2016 to year-end). Distributions were paid on October 6, 2016 to each stockholder of record on September 30, 2016 in the amount of $0.016875 per share.
Tender Offer
On October 27, 2016, the Company commenced a modified "Dutch Auction" self-tender offer to purchase for cash up to
$200 million in value of shares of its common stock. In accordance with the terms and subject to the conditions of the offer to purchase and letter of transmittal, the Company will select the lowest price, which will not exceed $2.94 nor be less than $2.45 per share, net to the seller in cash, less any applicable withholding of taxes and without interest, that will enable the Company to purchase up to the maximum number of shares of common stock having an aggregate purchase price not exceeding $200 million. The tender offer is scheduled to expire at 5:00 p.m., New York City time, on November 28, 2016, unless the offer is extended or withdrawn.
Acquisitions
Subsequent to September 30, 2016, the Company acquired Northcross Commons in Huntersville, North Carolina on October 14, 2016. This retail community center consists of approximately 63,000 square feet and was purchased at a gross acquisition price of $31.0 million.
Dispositions
Subsequent to September 30, 2016, the Company disposed of, at a gain of approximately $13.9 million, four retail assets consisting of a combined 158,000 square feet for an aggregate gross disposition price of $36.6 million.

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
The following discussion and analysis relates to the three and nine months ended September 30, 2016 and 2015 and December 31, 2015. You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this report.

Overview
We have been implementing our strategy of focusing our portfolio as described in more detail below under "Highlights for the nine months ended September 30, 2016" and "Recent Activities." As of September 30, 2016, we own 73 retail properties representing 12.2 million square feet of retail space. We also own one non-core property as of September 30, 2016.
On a consolidated basis, substantially all of our revenues and cash flows from operations for the three and nine months ended September 30, 2016 were generated by collecting rental payments from our tenants, distributions from unconsolidated entities and dividend income earned from investments in marketable securities. Our largest cash expenses relate to the operation of our properties and the interest expense on our mortgages. Our property operating expenses include, but are not limited to: real estate taxes; regular repair and maintenance; utilities; and insurance (some of which are recoverable).
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

Highlights for the nine months ended September 30, 2016
Spin-Off of Highlands REIT, Inc.
On April 28, 2016, we completed the spin-off of our subsidiary, Highlands REIT, Inc. ("Highlands"), which we formed to hold substantially all of our remaining non-core assets, through the pro rata taxable distribution of 100% of the outstanding common stock of Highlands to holders of record of our common stock as of the close of business on the record date, which was April 25, 2016 (referred to herein as the "Highlands spin-off"). Each holder of record of our common stock received one share of Highlands' common stock for every one share of our common stock held at the close of business on the record date. Highlands did not list its common stock on any securities exchange or other market in connection with the spin-off.
In connection with the Highlands spin-off, we entered into a Separation and Distribution Agreement with Highlands to effect the separation and to provide for the allocation of assets and liabilities. Highlands’ real property assets consisted of seven single- and multi-tenant office assets, two industrial assets, six retail assets, two correctional facilities, four parcels of unimproved land and one bank branch. Highlands assumed all liabilities relating to or arising out of these assets (excluding any liabilities relating to the properties previously owned and disposed by subsidiaries of Highlands prior to the spin-off). In the Highlands spin-off, we disposed of net assets of $151.1 million as of April 28, 2016. We also entered into certain agreements with Highlands that, among other things, provide a framework for the relationship between InvenTrust Properties Corp. and Highlands as two separate companies, namely a Transition Services Agreement and an Employee Matters Agreement.
Sale of Student Housing Platform
On June 21, 2016, we completed the sale of our student housing platform, University House, to UHC Acquisition Sub LLC (the "Acquiror"), a subsidiary of a joint venture formed between Canada Pension Plan Investment Board, GIC and Scion Communities Investors LLC, pursuant to the terms of the Stock Purchase Agreement (the "Agreement"), dated as of January 3, 2016, by and among the Company, University House Communities Group, Inc. and the Acquiror, as amended by that certain Amendment No. 1 to the Agreement, dated as of May 30, 2016, and as further amended by that certain Amendment No. 2 to the Agreement, dated as of June 20, 2016. The Agreement's gross sales price was $1.41 billion. Under the terms of the Agreement, the final net proceeds were determined at the closing of the transaction following the determination of several events and closing considerations. Following certain adjustments and the repayment of related debt, in each case pursuant to the terms of the Agreement, we received at the closing net cash consideration, after transaction costs, of approximately $845 million, $9.9 million of which was deposited into escrow and relates to post closing obligations, $8.0 million of which is being held pending resolution in connection with the completion of a development property as of September 30, 2016.
Joint Venture Activity
On February 25, 2016, our partner in a student housing joint venture purchased our partnership interest in the joint venture, a joint venture that has since been classified as a discontinued operation. A gain on the termination of this student housing joint venture of $1.4 million was recognized for the three and nine months ended September 30, 2016 as a part of income from discontinued operations.
In addition, we received nonrecurring distributions that are in excess of two joint venture investments' carrying value by $4.0 million and $4.6 million during the three and nine months ended September 30, 2016, respectively.
Acquisitions
During the nine months ended September 30, 2016, we acquired six retail assets for an aggregate gross acquisition price of approximately $401.6 million and assumed mortgage debt of $16.0 million on one acquisition as a part of non-cash financing activities.
Dispositions
During the nine months ended September 30, 2016, we disposed of one non-core asset, one student housing asset, twenty-four retail assets, and the student housing platform of 17 assets for an aggregate gross disposition price of approximately $1,887.6 million and generated net proceeds from these sales of approximately $1,533.5 million.

Recent Activities
Distribution Rate
On September 19, 2016, our board approved a reduction to the Company's annual distribution rate from $0.13 per share of common stock to $0.0675 per share of common stock, effective for the quarterly distribution paid in October 2016. Our board considered a number of factors in establishing our new distribution rate and expects to evaluate our distribution rate on a quarterly basis as we execute on our retail strategy. See "- Outlook" and "- Distributions" for more information.
Tender Offer
On October 27, 2016, we commenced a modified "Dutch Auction" self-tender offer to purchase for cash up to $200 million in value of shares of our common stock. In accordance with the terms and subject to the conditions of the offer to purchase and letter of transmittal, we will select the lowest price, which will not exceed $2.94 nor be less than $2.45 per share, net to the seller in cash, less any applicable withholding of taxes and without interest, that will enable us to purchase up to the maximum number of shares of common stock having an aggregate purchase price not exceeding $200 million. The tender offer is scheduled to expire at 5:00 p.m., New York City time, on November 28, 2016, unless the offer is extended or withdrawn. See "-Liquidity and Capital Resources" for more information.
Acquisitions
On October 14, 2016, we acquired Northcross Commons in Huntersville, North Carolina. This retail community center consists of approximately 63,000 square feet and was purchased at a gross acquisition price of $31.0 million.
Dispositions
Subsequent to September 30, 2016, we disposed of, at a gain of approximately $13.9 million, four retail assets consisting of a combined 158,000 square feet for an aggregate gross disposition price of $36.6 million.
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
As we execute our portfolio strategy through the end of 2016 and into 2017, we expect our occupancy rate will increase, driving slight to modest rental income growth across the platform. We have also launched a coordinated program to increase rental income by maximizing re-development opportunities and identifying sites in our current retail portfolio where we can develop pad sites. In addition, we are working with our tenant partners to expand rentable square footage at select properties where demand warrants. The retail rental market continues to show strength and our leasing staff is capitalizing on this by leasing space at favorable rates, while establishing a more favorable tenant mix and identifying complementary uses to maximize tenant performance at our properties. Our property management team is focused on maintaining strong tenant relationships, controlling expenses, and providing an enhanced consumer shopping experience. We continue to implement a property branding program to leverage our market presence in our core markets.
Following our transition to self-management, we have made a significant commitment to enhancing our operational leadership team with key senior hires in most operational areas of the Company. We continue to make meaningful investments in technology, including enhancements to our data and reporting systems. In addition, as we continue to execute on our disciplined acquisition and disposition program, we continue the expansion of regional offices. In 2016, we opened regional offices in Orlando, Florida; Raleigh, North Carolina; Austin, Texas and La Palma, California.
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
We continue to execute on our key markets strategy of focusing on high job and high population growth markets. Currently, we view our retail portfolio as consisting of strategic and non-strategic assets. At this time, approximately one third of our 73 wholly owned retail and 15 IAGM Retail Fund I, LLC ("IAGM") joint venture retail assets are considered non-strategic. We are opportunistically selling these non-strategic retail properties and exiting markets that are low growth, lack sufficient asset concentration and do not provide a favorable opportunity to build significant concentration. We currently operate in up to 35 markets. However, as we continue to execute on our strategy, the number of our markets will decrease. This will serve to hone our strategy and provide capital that can be redeployed into our target retail markets.
Our disposition activity, including the sale of our student housing platform in June 2016 and ongoing sales of non-strategic retail assets, has caused and could continue to cause us to experience dilution in operating performance during the period we dispose of properties. We are redeploying a portion of the sales proceeds into select multi-tenant retail assets and intend to continue to do so during the remainder of 2016, which we believe will enhance the overall value of our platform. The dilution associated with the sale of the student housing platform will continue until the sales proceeds are reinvested.
Our board and management team continue to execute on allocating the proceeds from the sale of our student housing platform by investing in premier retail multi-tenant assets in our target markets with job and population growth, reducing debt and, in late October, launching a "Dutch Auction" tender offer to repurchase shares in order to provide stockholders with another liquidity opportunity. See "- Liquidity and Capital Resources" for more information.
We believe that our debt maturities over the next five years are manageable, and while we anticipate interest rates will rise over the long term, we expect low interest rates to prevail through the remainder of 2016. We will fund our distributions with cash flows from operations as well as from unconsolidated entities and a portion of the proceeds from our property sales.
On September 19, 2016, our board approved a reduction to the Company's annual distribution rate effective for the quarterly distribution paid in October 2016. In establishing the new distribution rate, our board considered a number of factors as described in "- Distributions." As we execute on our retail strategy, our board expects to evaluate our distribution rate on a quarterly basis and, if the board deems appropriate, adjust the rate to take into account our progress in refining and balancing our retail portfolio with stable income producing grocery-anchored properties and open-air power centers, with higher potential income growth, in our target strategic markets.
We believe that the continuing refinement of our retail portfolio, which we anticipate completing over the next 18 to 24 months, will position us for future success, maximize long-term value for stockholders, and put us in a position to evaluate and execute on strategic transactions aimed at achieving liquidity for our stockholders.

Results of Operations
Consolidated Results of Operations
This section describes and compares our results of operations for the three and nine months ended September 30, 2016 and 2015. We generate most of our net income from property operations. In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year. Investment properties owned for the entire three and nine months ended September 30, 2016 and 2015 are referred to herein as "same store" properties. Unless otherwise noted, all dollar amounts are stated in thousands (except per share amounts and per square foot amounts).

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss) from continuing operations	$28,224	$(100,659)	$62,853	$(48,880)
Net income from discontinued operations	9,095	5,012	163,574	21,123
Net income (loss)	$37,319	$(95,647)	$226,427	$(27,757)
Net income (loss) per common share, basic and diluted	$0.04	$(0.11)	$0.26	$(0.04)
Our net income from continuing operations of $28.2 million for the three months ended September 30, 2016 was primarily driven by a gain on sale of investment properties of $29.6 million on six retail properties not included in discontinued operations and was offset by a provision for asset impairment of $2.8 million on one retail property. We also recognized an other than temporary impairment on one marketable security of $1.3 million during the three months ended September 30, 2016. Our net income of $37.3 million was primarily driven by these factors as well as a gain on sale of one student housing asset included in discontinued operations of $10.5 million during the three months ended September 30, 2016.
Our net loss from continuing operations of $100.7 million for the three months ended September 30, 2015 was primarily driven by a provision for asset impairment of $92.2 million related to a non-core land development contributed to the Downtown Railyard Venture during the three months ended September 30, 2015. On September 30, 2015, the Company was admitted as a member to Downtown Railyard Venture, LLC ("DRV"), which is a joint venture established in order to develop and sell a land development. Simultaneously, the Company structured and closed the sale of a non-core land development to DRV, which for accounting purposes is treated as a contribution of the land development to DRV in exchange for an equity interest in DRV (the foregoing transaction is referred to as the "Railyards Transaction"). Our contribution to this joint venture resulted in a loss of $12.9 million for the three months ended September 30, 2015 due to the difference between the carrying value of the land and the fair value of the retained equity interest in the joint venture. Our net loss of $95.6 million was primarily driven by these factors as well as net income from properties classified as discontinued operations of $5.0 million for the three months ended September 30, 2015.
Our net income from continuing operations of $62.9 million for the nine months ended September 30, 2016 was primarily driven by the gain on sale of investment properties of $106.0 million on 24 retail properties not included in discontinued operations and was offset by a provision for asset impairment of $41.1 million on three retail properties and one non-core property. We also recognized an other than temporary impairment on one marketable security of $1.3 million during the nine months ended September 30, 2016. Our net income of $226.4 million was driven by these factors as well as the gain on sale of the student housing platform of $235.8 million and was offset by the provision for asset impairment recorded as part of the April 28, 2016 Highlands spin-off of $76.6 million during the nine months ended September 30, 2016.
Our net loss from continuing operations of $48.9 million for the nine months ended September 30, 2015 was primarily driven by a provision for asset impairment of $92.2 million and a loss on contribution to joint venture of $12.9 million, both as a result of the Railyards Transaction, as described earlier. These decreases were offset by the recognition in equity in earnings of $11.9 million from the sale of assets within two joint ventures. Furthermore, we also recognized the receipt of nonrecurring distributions in excess of two investments' carrying value by $17.6 million in equity in earnings of unconsolidated entities for the nine months ended September 30, 2015. We also recognized a gain on sale of marketable securities of $20.5 million for the nine months ended September 30, 2015. Our net loss of $27.8 million was primarily driven by these factors and was offset by the income from discontinued operations of $21.1 million, which included one month of Xenia activity, during the nine months ended September 30, 2015.

A detailed discussion of our financial performance is as follows.
Operating Income and Expenses:

	Three months ended			Nine months ended
	September 30,		Increase (Decrease)	September 30,		Increase (Decrease)
	2016	2015		2016	2015
Income:
Rental income	$46,127	$49,975	$(3,848)	$142,585	$149,806	$(7,221)
Tenant recovery income	13,794	14,875	(1,081)	39,744	43,617	(3,873)
Other property income	737	1,352	(615)	2,612	3,290	(678)
Operating expenses:
Property operating expenses	$8,279	$9,070	$(791)	$23,607	$27,573	$(3,966)
Real estate taxes	8,904	9,449	(545)	27,765	28,246	(481)
Depreciation and amortization	21,230	22,056	(826)	64,109	66,462	(2,353)
Provision for asset impairment	2,818	92,167	(89,349)	41,139	92,167	(51,028)
General and administrative expenses	12,397	15,400	(3,003)	41,247	52,475	(11,228)
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

•
Property income decreased $5.5 million and $11.8 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 largely as a result of the sale of 36 assets since September 30, 2015 that did not qualify as discontinued operations and was offset by the purchase of eight retail assets since September 30, 2015.

•
Property operating expenses decreased $0.8 million and $4.0 million for the three and nine months ended September 30, 2016, respectively, compared to the same period in 2015 also as a result of the sale of 36 assets since September 30, 2015 that did not qualify as discontinued operations and was offset by the purchase of eight retail assets since September 30, 2015.

Provision for asset impairment

•
During the three and nine months ended September 30, 2016, we identified certain properties which may have a reduction in the expected holding period and reviewed the probability that we would dispose of these assets. As a result of our analysis, we identified two retail assets during the first quarter of 2016, one non-core asset during the second quarter 2016, and one retail asset during the third quarter of 2016 that we determined were impaired and subsequently written down to fair value. Therefore, we recorded a provision for asset impairment of $2.8 million and $41.1 million during the three and nine months ended September 30, 2016, respectively.

•	During the three and nine months ended September 30, 2015, we recorded a provision for asset impairment of $92.2 million related to the Railyards Transaction.
General and administrative expenses

•
During the three months ended September 30, 2016, general and administrative expenses decreased $3.0 million, from $15.4 million at September 30, 2015 to $12.4 million at September 30, 2016. During the nine months ended September 30, 2016, general and administrative expenses decreased $11.2 million, from $52.5 million at September 30, 2015 to $41.2 million at September 30, 2016. These decreases are primarily a result of the elimination of certain positions during the first quarter of 2015 and the second quarter of 2016.

Non-Operating Income and Expenses:

	Three months ended			Nine months ended
	September 30,		Increase (Decrease)	September 30,		Increase (Decrease)
	2016	2015		2016	2015
Interest and dividend income	$3,128	$2,666	$462	$8,538	$9,163	$(625)
Gain on sale of investment properties	29,586	729	28,857	105,998	7,957	98,041
(Loss) gain on extinguishment of debt	(4,645)	13	(4,658)	(10,317)	1,395	(11,712)
Other income	1,872	1,415	457	4,583	6,097	(1,514)
Interest expense	(10,984)	(14,681)	(3,697)	(39,584)	(41,682)	(2,098)
Loss on contribution to joint venture	—	(12,919)	(12,919)	—	(12,919)	(12,919)
Equity in earnings of unconsolidated entities	3,849	5,310	(1,461)	7,739	33,262	(25,523)
(Impairment) and realized gain on sale of marketable securities, net	(1,326)	304	(1,630)	(698)	20,459	(21,157)
Net income from discontinued operations	9,095	5,012	4,083	163,574	21,123	142,451
Gain on sale of investment properties

•
For the three months ended September 30, 2016, gain on sale of investment properties increased $28.9 million, from $0.7 million at September 30, 2015 to $29.6 million at September 30, 2016 as a result of six retail assets sold in third quarter 2016 compared to three non-core assets sold during third quarter 2015.

•
For the nine months ended September 30, 2016, gain on sale of investment properties increased $98.0 million, from $8.0 million at September 30, 2015 to $106.0 million at September 30, 2016. During the nine months ended September 30, 2016, we disposed of 24 retail assets compared to four non-core assets and a single land parcel during the nine months ended September 30, 2015.

Loss on contribution to joint venture

•
On September 30, 2015, we completed the Railyards Transaction. We recognized a loss of $12.9 million on the Railyards Transaction due to the difference between the carrying value of the land and the fair value of the retained equity interest in the joint venture for the three and nine months ended September 30, 2015.

Equity in earnings of unconsolidated entities
Our equity in earnings of unconsolidated entities includes our share of the unconsolidated entity's operating income or loss. Also included in this amount are any one-time adjustments associated with the transactions of the unconsolidated entity.

•
For the three and nine months ended September 30, 2016, equity in earnings of $3.8 million and $7.7 million, respectively, reflected our share of our unconsolidated entities' operating income and losses, including the receipt of distributions in excess of two joint venture investments' carrying value of $4.0 million and $4.6 million, respectively.

•
For the three months ended September 30, 2015, equity in earnings of unconsolidated entities of $5.3 million was a result of the receipt of nonrecurring distributions in excess of two investments' carrying value by $4.6 million in equity in earnings of unconsolidated entities and our share of our unconsolidated entities' operating income and losses. For the nine months ended September 30, 2015, equity in earnings of unconsolidated entities of $33.3 million was primarily a result of the recognition in equity in earnings of $11.9 million from the sale of assets within two joint ventures, recognition of the receipt of nonrecurring distributions in excess of two investments' carrying value by $17.6 million, and our share of our unconsolidated entities' operating income and losses.

(Impairment) and realized gain on sale of marketable securities, net

•
For the three and nine months ended September 30, 2016, impairment and realized (gain) on sale of marketable securities, net, was $1.3 million and $0.7 million, respectively. During the three and nine months ended September 30, 2016, we recorded an other than temporary impairment on one marketable security of $1.3 million. During the nine months ended September 30, 2016, we recognized a gain on sale of marketable securities of $0.6 million.

•	For the three and nine months ended September 30, 2015, we recognized a net realized gain of $0.3 million and $20.5 million, respectively, as a result of sales.

Net income from discontinued operations
In line with our adoption of the accounting standard governing discontinued operations, ASU 2014-08, only disposals representing a strategic shift that has (or will have) a major effect on our results and operations would qualify as discontinued operations.
The operations reflected in discontinued operations for the three and nine months ended September 30, 2016 and 2015 include the 17 student housing assets included in the student housing platform sale, the unconsolidated student housing joint venture sold during the nine months ended September 30, 2016, the l8 assets and four parcels of unimproved land included in the Highlands spin-off, one non-core asset sold in second quarter 2016 and one student housing asset sold in third quarter 2016. The operations of 46 assets included in the Xenia spin-off are also reflected in discontinued operations for the three and nine months ended September 30, 2015. All other retail asset disposals are included as a component of income from continuing operations.
Income from discontinued operations was $9.1 million for the three months ended September 30, 2016, compared to $5.0 million for the same period in 2015, an increase of $4.1 million. This increase is primarily a result of the gain on sale of $10.5 million from the sale of one student housing asset during third quarter 2016. Income from discontinued operations was $163.6 million for the nine months ended September 30, 2016, compared to $21.1 million for the same period in 2015, an increase of $142.5 million. These increases were primarily the result of the gain on the sale of the student housing platform of $235.8 million and was offset by the provision for asset impairment recorded as part of the Highlands spin-off of $76.6 million.
In connection with the Highlands spin-off, we evaluated Highlands as a disposal group for impairment. The Company's estimated fair value relating to the disposal group's impairment analysis was based on 10-year discounted cash flow models, which includes contractual inflows and outflows over a specific holding period. The cash flows consist of observable inputs such as contractual revenues and unobservable inputs forecasted revenues and expenses. These unobservable inputs are based on market conditions and our expected growth rates. As of the spin date, capitalization rates ranging from 6.75% to 10.00% and discount rates ranging from 7.75% to 15.25% were utilized in the model and are based upon observable rates that we believe to be within a reasonable range of current market rates. Based on this analysis, we recorded an impairment related to the Highlands spin-off of $76.6 million in discontinued operations for the nine months ended September 30, 2016 as the net book value of the disposal group exceeded its fair value.

Portfolio Leasing Results
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
The tables contained throughout summarize certain key operating performance measures for the three and nine months ended September 30, 2016 and 2015. The rental rates shown are inclusive of rent abatements, lease inducements and straight-line rent GAAP adjustments, and exclusive of tenant improvements and lease commissions. Economic occupancy is defined as the percentage of total gross leasable area ("GLA") for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased.
The following table summarizes our retail assets as of September 30, 2016:

	Number of Properties	Gross Leasable Area (square feet)	Average Rent Per Square Foot	Average Occupancy
Community and neighborhood centers	39	3,528,261	$15.58	93%
Power centers	34	8,631,527	$14.98	95%
Total wholly owned retail properties (a)	73	12,159,788	$15.15	94%
IAGM Retail Fund I, LLC ("IAGM") Retail joint venture, 55% ownership (b)	15	2,977,768	$16.45	96%
Total number of joint venture and wholly owned retail properties	88	15,137,556	$15.41	95%

(a)
Wholly owned retail properties are defined as those properties consolidated by the Company and not accounted for as an unconsolidated entity. Unless otherwise noted, all financial measurements relate to wholly owned properties.

(b)
IAGM is a joint venture partnership between the Company and PGGM Private Real Estate Fund ("PGGM"). The joint venture was formed with the purpose of acquiring and managing retail properties in Texas and Oklahoma and sharing in the profits and losses from those properties and its activities. As of September 30, 2016, IAGM consists of 15 retail assets representing 2,977,768 gross leasable square feet and has economic occupancy of 96%. The Company is responsible for the management and leasing of the retail properties included in the IAGM joint venture. The Company accounts for its investment in the IAGM joint venture using the equity method. These entities are not consolidated by the Company and the equity method of accounting is used to account for these investments.

The following table summarizes our economic occupancy and rent per square foot results as of September 30, 2016 and 2015:

	As of September 30,
	2016	2015
Wholly owned retail properties
Economic occupancy (a)	94%	94%
Annualized base rent per square foot (b)	$15.15	$14.37

Wholly owned and IAGM properties
Economic occupancy (a)	95%	94%
Annualized base rent per square foot (b)	$15.41	$14.77

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

(b)
Annualized Base Rent (ABR) is computed as revenue for the last month of the period multiplied by twelve months. ABR includes the effect of rent abatements, lease inducements and straight-line rent GAAP adjustments. ABR per square foot is computed as annualized base rent divided by the total occupied square footage at the end of the period. Specialty Leasing is excluded from the ABR and occupied square footage figures when computing the ABR per square foot. Prior year ABR per square foot excludes properties sold or classified as discontinued operations.

The following table represents lease expirations for our retail assets as of September 30, 2016:

Lease Expiration Year	Number of Expiring Leases	GLA of Expiring Leases (Sq. Ft.)	Annualized Rent of Expiring Leases	Percent of Total GLA	Percent of Total ABR	Expiring ABR per sq. ft.
2016	41	115,959	$2,166	1.0%	1.3%	$18.68
2017	260	1,099,975	20,198	9.6%	11.8%	18.36
2018	240	1,436,986	22,981	12.6%	13.2%	15.99
2019	242	1,901,866	26,574	16.6%	15.5%	13.97
2020	220	1,308,710	21,323	11.4%	12.4%	16.29
2021	198	1,325,846	20,974	11.6%	12.2%	15.82
2022	90	1,184,769	15,546	10.3%	9.1%	13.12
2023	47	739,198	10,160	6.5%	5.9%	13.74
2024	53	649,514	8,201	5.7%	4.8%	12.63
2025	53	382,519	6,864	3.3%	4.0%	17.94
Month to Month	38	104,865	1,889	0.9%	1.1%	18.01
Thereafter	78	1,058,597	13,551	9.2%	7.9%	12.80
Specialty Leasing (a)	119	147,142	1,313	1.3%	0.8%	8.92
	1,679	11,455,946	$171,740	100%	100%	$14.99

(a)
Specialty leasing represents leases of less than one year in duration for inline space. Examples include retail holiday stores, storage or space used to sell gym memberships. It may also include any term length for a common area space, including but not limited to: tent sales, farmer’s markets, ATMs, cell towers, billboards, and vending.

We believe the percentage of leases expiring annually over the next five years will allow us to capture an appropriate portion of future market rent increases while allowing us to manage any potential re-leasing risk. For purposes of preparing the table, we have not assumed that contractual lease options contained in certain of our leases and which have not yet been exercised as of September 30, 2016 will in fact be exercised.

The following table represents lease spread metrics for leases that commenced during the nine months ended September 30, 2016 compared to expiring leases for the prior tenant in the same unit.

All Tenants	No. of Leases Commenced as of Sept. 30, 2016	GLA SF	New Contractual Rent per Square Foot ($PSF) (b)	Prior Contractual Rent ($PSF) (b)	% Change over Prior Contract Rent (b)	Weighted Average Lease Term	Tenant Improvement Allowance ($PSF)	Lease Commissions ($PSF)
Comparable Renewal Leases (a)	117	755,669	$15.63	$14.91	4.83%	4.94	$0.10	$0.01
Comparable New Leases (a)	13	31,558	22.39	20.65	8.43%	8.11	15.61	7.57
Non-Comparable Renewal and New Leases	44	257,841	16.74	n/a	n/a	8.43	21.57	3.92
Total	174	1,045,068	$15.90	$15.14	5.02%	5.90	$5.86	$1.20

Anchor Tenants (leases over 10,000 square feet)
Comparable Renewal Leases (a)	20	517,990	$12.20	$11.63	4.90%	5	$—	$—
Comparable New Leases (a)	—	—	$—	$—	—%	—	$—	$—
Non-Comparable Renewal and New Leases	7	127,838	$11.83	n/a	n/a	8.47	$18.11	$2.86
Total	27	645,828	$12.20	$11.63	4.90%	5.69	$3.58	$0.57

Non-anchor tenants (leases under 10,000 square feet)
Comparable Renewal Leases (a)	97	237,679	$23.10	$22.05	4.78%	4.81	$0.32	$0.02
Comparable New Leases (a)	13	31,558	$22.39	$20.65	8.42%	8.11	$15.61	$7.57
Non-Comparable Renewal and New Leases	37	130,003	$21.57	n/a	n/a	8.38	$24.97	$4.96
Total	147	399,240	$23.02	$21.89	5.18%	6.23	$9.55	$2.23

(a)
Comparable lease is defined as a lease that meets all of the following criteria: same unit, square footage of unit remains unchanged or within 10% of prior unit square footage, consistent rent structure, and, for new leases, leased within one year of the prior tenant.

(b)	Non-comparable leases are not included in totals.
As of September 30, 2016, we had GLA totaling 1,130,898 square feet set to expire in the first nine months ended 2016, of which 876,090 was rolled over. This achieved a retention rate of 78%.

Evaluation of Portfolio Performance
In order to evaluate our overall portfolio, management analyzes the operating performance of properties on a same store basis, which is defined as those properties that we have owned and operated for the entirety of both periods being compared. A total of 65 of our investment properties met the same store criteria for the three months ended September 30, 2016 and 2015 and 63 of our investment properties met our same store criteria for the nine months ended September 30, 2016 and 2015. Properties are classified as same store once they have been owned and operated for the entirety of both periods presented and are fully operational. This same store analysis allows management to monitor the operations of our existing properties for comparable periods to determine the effects of our acquisitions and dispositions on net income.
Properties classified as non-same store for the three and nine months ended September 30, 2016 and 2015 include properties acquired after September 30, 2015, properties sold in 2016 and 2015 that did not qualify as discontinued operations and our remaining non-core asset.
Same Store Modified Net Operating Income
Certain reclassifications have been made to the statement of operations and comprehensive income for the three and nine months ended September 30, 2015 to conform to the 2016 presentations. These reclassifications primarily represent the classification of salaries and benefits of corporate-level employees and overhead costs from property operating expenses to general and administrative expenses for the three and nine months ended September 30, 2015 and the classification of specialty leasing income from rental income to other property income for the three and nine months ended September 30, 2015.
For the three months ended September 30, 2016 compared to the same period in 2015, on a same store basis, modified net operating income increased $0.6 million, or 1.8%. The increase was primarily due to lower bad debt expense of $0.3 million, other non-recoverable repair and maintenance costs of $0.2 million, and lower property insurance costs of $0.08 million for the three months ended September 30, 2016 compared to the same period in 2015.
For the nine months ended September 30, 2016 compared to the same period in 2015, on a same store basis, modified net operating income increased $1.1 million, or 1.1%. The increase was primarily due to lower property operating expenses, in which we incurred lower snow removal costs of $0.3 million, lower marketing costs of $0.4 million, and lower property insurance costs of $0.3 million for the nine months ended September 30, 2016 compared to the same period in 2015.
Total Modified Net Operating Income
For the three months ended September 30, 2016 compared to the same period in 2015, total modified net operating income decreased $5.3 million, or 11.3%. The decrease was due to the sale of 36 assets since third quarter 2015 that did not qualify as discontinued operations.
For the nine months ended September 30, 2016 compared to the same period in 2015, total modified net operating income decreased $10.5 million, or 7.5%. The decrease was due to the sale of 36 assets since third quarter 2015 that did not qualify as discontinued operations.

The following table represents the reconciliation of net income attributable to the Company, the most directly comparable GAAP measure, to modified net operating income and same store modified net operating income for the three and nine months ended September 30, 2016 and 2015 (in thousands).

	Three months ended		Increase (Decrease)	Variance	Nine months ended		Increase (Decrease)	Variance
	September 30,				September 30,
	2016	2015			2016	2015
No. of same store properties	65	65			63	63

Net income (loss)	$37,319	$(95,647)	$132,966	(139.0)%	$226,427	$(27,757)	$254,184	(915.7)%
Net income from discontinued operations	(9,095)	(5,012)	(4,083)	81.5%	(163,574)	(21,123)	(142,451)	674.4%
Net income (loss) from continuing operations	28,224	(100,659)	128,883	(128.0)%	62,853	(48,880)	111,733	(228.6)%
Provision for asset impairment	2,818	92,167	(89,349)	(96.9)%	41,139	92,167	(51,028)	(55.4)%
Equity in earnings of unconsolidated entities	(3,849)	(5,310)	1,461	(27.5)%	(7,739)	(33,262)	25,523	(76.7)%
Other income and expenses (a)	(17,345)	24,029	(41,374)	(172.2)%	(68,040)	11,932	(79,972)	(670.2)%
Non-allocated expenses (b)	33,627	37,456	(3,829)	(10.2)%	105,356	118,937	(13,581)	(11.4)%
Net operating income	43,475	47,683	(4,208)	(8.8)%	133,569	140,894	(7,325)	(5.2)%
Adjustments to modified net operating income (c)
Adjustments to rental income	(1,609)	(622)	(987)	158.7%	(3,461)	(1,688)	(1,773)	105.0%
Termination fee income	(162)	(32)	(130)	406.3%	(1,505)	(136)	(1,369)	1,006.6%
Total modified net operating income (d)	$41,704	$47,029	(5,325)	(11.3)%	$128,603	$139,070	(10,467)	(7.5)%
Same store net operating income
Operating revenues
Rental income	$36,354	$35,752	$602	1.7%	$104,400	$103,280	$1,120	1.1%
Tenant recovery income	10,936	10,721	215	2.0%	30,067	30,298	(231)	(0.8)%
Other property income	539	769	(230)	(29.9)%	1,269	2,057	(788)	(38.3)%
Total income	47,829	47,242	587	1.2%	135,736	135,635	101	0.1%
Operating expenses
Property operating expenses	5,898	6,140	(242)	(3.9)%	16,356	17,950	(1,594)	(8.9)%
Real estate taxes	7,196	6,969	227	3.3%	20,119	19,495	624	3.2%
Total operating expenses	13,094	13,109	(15)	(0.1)%	36,475	37,445	(970)	(2.6)%
Modified same store NOI	34,735	34,133	602	1.8%	99,261	98,190	1,071	1.1%
Modified non-same store NOI (e)	6,969	12,896	(5,927)	(46.0)%	29,342	40,880	(11,538)	(28.2)%
Modified net operating income	41,704	47,029	(5,325)	(11.3)%	128,603	139,070	(10,467)	(7.5)%
Adjustments (f)
GAAP Adjustments to rental income	1,609	622	987	158.7%	3,461	1,688	1,773	105.0%
Termination fee income	162	32	130	406.3%	1,505	136	1,369	1,007%
Total adjustments	1,771	654	1,117	170.8%	4,966	1,824	3,142	172.3%
Net operating income	$43,475	$47,683	$(4,208)	(8.8)%	$133,569	$140,894	$(7,325)	(5.2)%

(a)
Other income and expenses consist of interest and dividend income, gain on sale of investment properties, gain (loss) on extinguishment of debt, other income, interest expense, (impairment) and realized gain on marketable securities. loss on contribution to joint venture, and income tax expense.

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

(e)	Non-same store activity reflects the activity of properties that did not meet our same store criteria, as defined earlier. Non-same store is inclusive of our non-core asset, Worldgate Plaza.

(f)
Includes adjustments for items that affect the comparability of, and were excluded from, the same store results. Such adjustments include lease termination income and GAAP rent adjustments, such as straight-line rent and above/below market lease amortization.

Liquidity and Capital Resources
As of September 30, 2016, we had $578.7 million of cash and cash equivalents. We continually evaluate the economic and credit environment and its impact on our business. We believe we are appropriately positioned to have significant liquidity to utilize in executing our strategy.
The following table summarizes direct and indirect costs incurred through development, re-development, and leasing activities at the Company’s assets owned during the nine months ended September 30, 2016. These costs are classified as cash used in investment in development projects and capital expenditures and tenant improvements on the consolidated statements of cash flows for the nine months ended September 30, 2016.

	Development		Re-development		Leasing		Total
Direct costs	$48,720	(a)	$6,433	(c)	$2,849	(e)	$58,002
Indirect costs	(832)	(b)	107	(d)	—		(725)
Total	$47,888		$6,540		$2,849		$57,277

(a)	Direct development costs relate to the construction of the Company’s student housing developments.

(b)	Indirect development costs relate to the capitalized payroll, interest and leasing commissions related to the Company’s student housing developments.

(c)	Direct redevelopment costs relate to capitalized expenditures, including those attributed to the improvement of a property.

(d)	Indirect redevelopment costs relate to the capitalized payroll attributed to improvements of a property.

(e)	Direct leasing costs relate to improvements to a tenant space that are either paid directly or reimbursed to the tenants.
Short-Term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds are to pay our operating, corporate, and transaction readiness expenses, as well as property capital expenditures, make distributions to our stockholders, and pay interest and principal payments on our current indebtedness. We expect to meet our short-term liquidity requirements from cash flows from operations, distributions from our joint venture investments and sales from our marketable securities portfolio.
Strategic transactions have reduced our cash flows from operations. On April 28, 2016, we completed the spin-off of Highlands, which held substantially all of the remaining assets included in our non-core segment. In addition, on June 21, 2016, we sold our student housing platform. Each of these transactions is further described in "- Highlights for the nine months ended September 30, 2016." This disposition activity has caused us to experience dilution in our operating performance during the period after we disposed of properties in our student housing platform and prior to reinvestment of the proceeds.
Our board considered the diminished cash flow that resulted from these strategic dispositions, as well as the need to retain cash flow to support our retail capital rotation strategy and pursuit of a lower-levered balance sheet, in establishing a new lower distribution rate, effective for the quarterly distribution paid in October 2016. Our board expects to evaluate our distribution rate on a quarterly basis as we execute on our retail strategy. See "- Distributions" and "- Outlook" for more information.
On October 27, 2016, we commenced a modified “Dutch Auction” self-tender offer to purchase for cash up to $200 million in value of shares of our common stock. In accordance with the terms and subject to the conditions of the offer to purchase and letter of transmittal, we will select the lowest price, which will not exceed $2.94 nor be less than $2.45 per share, net to the seller in cash, less any applicable withholding of taxes and without interest, that will enable us to purchase up to the maximum number of shares of common stock having an aggregate purchase price not exceeding $200 million. The tender offer is scheduled to expire at 5:00 p.m., New York City time, on November 28, 2016, unless the offer is extended or withdrawn.
In accordance with rules promulgated by the SEC, we may increase the number of shares accepted for payment in the tender offer by up to 2% of the outstanding shares without amending or extending the tender offer. This could result in the dollar value of the tender offer increasing by up to approximately $42 million assuming a purchase price at the low end of the range or $51 million assuming a purchase price at the high end of the range. All shares purchased by us pursuant to the tender offer will be purchased at the same price. We expect to fund the tender offer with cash on hand.
The above is a summary provided for informational purposes only and is not an offer to buy or the solicitation of an offer to sell any securities of the Company. The full details of the modified "Dutch Auction" tender offer, including complete instructions on how to tender shares, are included in the offer to purchase, the letter of transmittal and other related materials, which we filed with the SEC upon commencement of the tender offer and distributed to stockholders. Stockholders are urged to read carefully the offer to purchase, the letter of transmittal and other related materials because they contain important information, including the terms and conditions of the offer. Stockholders may obtain free copies of the tender offer materials at the SEC’s website at www.sec.gov and at our website at www.inventrustproperties.com. In addition, requests for copies of the tender offer materials may be directed to DST, the information agent, and such copies will be furnished promptly at our expense. Any questions or requests for assistance may be directed to DST by telephone toll free at 855-377-0510. Stockholders may also contact their broker dealer, commercial bank, trust company, custodian or other nominee for assistance concerning the tender offer.
Each stockholder must make his, her or its own decision whether to tender shares, how many shares to tender and the price or prices at which to tender. Each stockholder should consult with its tax advisor, broker dealer, commercial bank, trust company, custodian or other nominee to evaluate the consequences of tendering or selling shares in the tender offer.

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

Distributions
We declared cash distributions to our stockholders per weighted average number of shares outstanding during the period from January 1, 2016 to September 30, 2016 totaling $70.6 million. During the nine months ended September 30, 2016, we paid cash distributions of $84.1 million. These cash distributions were paid with $96.7 million from our cash flow from operations, $8.7 million provided by distributions from unconsolidated entities, as well as $341.8 million from the gain on sale of one non-core asset, one student housing asset, 24 retail assets, and the student housing platform sale.
The following chart summarizes the sources of our cash used to pay distributions. Our primary source of cash is cash flow provided by operating activities from our investments as presented in our cash flow statement. We also include distributions from unconsolidated entities to the extent that the underlying real estate operations in these entities generate these cash flows. Gain on sales of properties relate to net profits from the sale of certain properties. Our presentation is not intended to be an alternative to our consolidated statements of cash flows and does not present all the sources and uses of our cash.
The following table presents a historical view of our distribution coverage.

	Nine months ended September 30,		Twelve months ended December 31,
	2016	2015	2015	2014	2013	2012	2011
Cash flows provided by operations	$96,686	$143,756	$194,734	$340,335	$422,813	$456,221	$397,949
Distributions from unconsolidated entities	8,721	7,964	10,884	33,891	20,121	31,710	33,954
Gain on sales of properties (a)	341,778	7,957	40,682	360,934	456,563	40,691	6,141
Distributions paid (b)	(84,056)	(118,501)	(146,510)	(438,875)	(449,253)	(439,188)	(428,650)
Excess (c)	$363,129	$41,176	$99,790	$296,285	$450,244	$89,434	$9,394

(a)
Gains on sales of properties primarily reflect the $235.8 million gain on sale related to the student housing platform. This figure also excludes gains reflected on impaired values and excludes gain (loss) on transfer of assets.

(b)
Distributions paid for the nine months ended September 30, 2015 reflect two months at the $0.50 per share annualized distribution rate and the remaining month at the $0.13 per share annualized distribution rate. This reduction in the annualized distribution rate is a result of the Xenia spin-off. Xenia generated a substantial portion of our cash flows from operations and as a result, our previous distribution rate of $0.50 was not sustainable after the Xenia spin-off. Beginning in the third quarter of 2015, we moved to quarterly distributions. The distributions declared are paid in the month subsequent to quarter end.

(c)
Our cash flow provided by operations for the nine months ended September 30, 2016 were impacted by the Highlands spin-off and sale of the student housing platform. Our cash flow provided by operations in the first quarter of 2015 were impacted by the Xenia spin-off, as well as annual real estate taxes paid in January.

	Nine months ended September 30,		Twelve months ended December 31,
	2016	2015	2015	2014	2013	2012	2011
Distributions declared	$70,592	$110,601	$138,614	$436,875	$450,106	$440,031	$429,599
Distributions paid	84,056	118,501	146,510	438,875	449,253	439,188	428,650
Distributions reinvested	—	—	—	95,832	181,630	191,785	199,591
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
On April 28, 2016, we completed the Highlands spin-off through the pro rata taxable distribution of 100% of the outstanding common stock of Highlands to holders of record of our common stock as of the close of business on the record date, which was April 25, 2016. Each holder of record of our common stock received one share of Highlands' common stock for every one share of our common stock held at the close of business on the record date. Highlands did not list its common stock on any securities exchange or other market in connection with the spin-off.
Effective for the quarterly distribution paid in October 2016, we reduced our annual distribution rate from $0.13 per share of common stock to $0.0675 per share of common stock. The adjustment to the distribution rate equates to a 2016 calendar year total distribution of $0.09875 per share (an annual rate of $0.13 per share through June 30, 2016 and an annual rate of $0.0675 per share from July 1, 2016 to year-end). The reduction in the distribution rate was effective for the most recent quarterly distribution. Distributions were paid on October 6, 2016 to each stockholder of record on September 30, 2016 in the amount of $0.016875 per share. Our board considered a number of factors in establishing the new distribution rate, including the items set forth below.

•
Sale of Student Housing Properties. In June 2016, we completed the sale of our student housing platform, University House. As previously disclosed, the student housing properties produced significant cash flow for us. Because the student housing properties are no longer part of our portfolio, the previous distribution rate is not sustainable.

•
Spin-Off of Highlands. As noted above, in April 2016, we completed the spin-off of Highlands, which we formed to hold substantially all of our remaining non-core assets. The Highlands spin-off was also a factor in establishing the new distribution rate because several of the assets included in the spin-off produced cash flow for us and are no longer part of our portfolio.

•
Retail Platform Capital Rotation Strategy. In addition to considering the dispositions of the student housing properties and the non-core asset portfolio, our board considered our retail platform capital rotation strategy. The board determined that it is in the best interest of the Company to retain additional operating cash flow, especially during the execution of our capital rotation strategy of refining our retail portfolio by disposing of non-strategic retail assets in non-core, non-growth markets and redeploying that capital into strategic retail assets in higher growth, target markets.

•
Pursuit of Flexible Low-Levered Balance Sheet. Our board also considered that the additional retained operating cash flow will help maintain a flexible low debt balance sheet in the future and diminish the impact of upcoming debt maturities. Furthermore, executing on this capital strategy should put us in a better position to evaluate various strategic transactions and potentially pursue a transaction aimed at achieving liquidity for our stockholders over the next 18 to 24 months.

As we execute on our retail strategy, our board expects to evaluate our distribution rate on a quarterly basis. See "Outlook" for more information regarding our retail strategy.
Borrowings
The table below presents the principal amount, weighted average interest rates and maturity date (by year) on our mortgage debt as of September 30, 2016, all of which was fixed rate debt.

Maturities during the year ended December 31,	As of September 30, 2016	Weighted average interest rate
2016	$25,186	6.06%
2017	185,934	5.57%
2018	59,575	4.25%
2019	—	—%
2020	—	—%
Thereafter	237,337	4.53%
Total	$508,032	4.95%
The debt maturity excludes mortgage discounts associated with debt assumed at acquisition of which a discount of $0.6 million, net of accumulated amortization, was outstanding as of September 30, 2016. Of the total outstanding debt for all years at September 30, 2016, approximately $3.6 million is recourse to the Company. As of September 30, 2016, we had approximately $25.2 million and $185.9 million in mortgage debt maturing in 2016 and 2017, respectively. As of

September 30, 2016, our total debt included an outstanding variable rate term loan of $150.0 million, which has been swapped to a fixed rate as of September 30, 2016.

Summary of Cash Flows

	Nine months ended September 30,
	2016	2015
Cash provided by operating activities	$96,686	$143,756
Net cash flows provided by (used in) investing activities	1,093,926	(66,095)
Cash used in financing activities	(815,167)	(557,564)
Increase (decrease) in cash and cash equivalents	375,445	(479,903)
Cash and cash equivalents, at beginning of period	203,285	733,150
Cash and cash equivalents, at end of period	$578,730	$253,247
Cash provided by operating activities was $96.7 million and $143.8 million for the nine months ended September 30, 2016 and 2015, respectively, and was primarily generated from operating income from property operations, interest, and dividends. The decrease in cash provided by operating activities of $47.1 million from the nine months ended September 30, 2015 compared to the same period in 2016 is primarily related to the sale of 24 retail assets, the student housing platform sale, one non-core asset, and one student housing asset.
Cash provided by investing activities was $1,093.9 million for the nine months ended September 30, 2016 compared to cash used in investing activities of $66.1 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, cash provided by investing activities was primarily a result of proceeds from the sale of 24 retail assets, the student housing platform sale, one non-core asset, and one student housing asset. During the nine months ended September 30, 2015, cash used in investing activities primarily related to the development of five student housing developments, the acquisition of two retail properties and one student housing property as well as capital expenditures.
Cash used in financing activities was $815.2 million and $557.6 million for the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016, cash used in financing activities was primarily a result of debt payoffs of $999.1 million and was offset by proceeds from debt of $299.7 million. During the nine months ended September 30, 2015, cash used in financing activities was primarily a result of cash contributed to Xenia of $165.9 million, the contribution of cash held by the lodging properties of $130.1 million to Xenia, and debt payoffs of $293.4 million.
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

		Investment at
Joint Venture	Ownership %	September 30, 2016
IAGM Retail Fund I, LLC	55%	$127,244
Downtown Railyard Venture, LLC	(a)	50,979
Other unconsolidated entities	Various	1,195
		$179,418

(a)	Our ownership percentage in Downtown Railyard Venture, LLC is based upon a waterfall calculation outlined in the joint venture operating agreement.

Selected Financial Data
The following table shows our consolidated selected financial data relating to our consolidated historical financial condition and results of operations. Such selected data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report (dollar amounts are stated in thousands, except per share amounts).

	As of
	September 30, 2016	December 31, 2015
Balance Sheet Data:
Total assets	$2,929,349	$4,204,923
Debt, net	$653,415	$1,094,651

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating Data:
Total income	$60,658	$66,202	$184,941	$196,713
Total interest and dividend income	$3,128	$2,666	$8,538	$9,163
Net income (loss)	$37,319	$(95,647)	$226,427	$(27,757)
Net income (loss) per common share, basic and diluted	$0.04	$(0.11)	$0.26	$(0.04)

Common Stock Distributions:
Distributions declared to common stockholders	$14,550	$28,010	$70,592	$110,601
Distributions paid to common stockholders	$28,021	$9,337	$84,056	$118,501
Distributions declared per weighted average common share	$0.02	$0.03	$0.08	$0.13
Distributions paid per weighted average common share	$0.03	$0.01	$0.10	$0.14

Supplemental Measures:
Funds from operations (a)	$24,968	$49,460	$106,667	$190,052
Modified net operating income (b)	$41,704	$47,029	$128,603	$139,070

Cash Flow Data:
Net cash flows provided by operating activities	$11,193	$55,451	$96,686	$143,756
Net cash flows provided by (used in) investing activities	$77,316	$14,992	$1,093,926	$(66,095)
Net cash flows provided by (used in) financing activities	$(322,696)	$11,184	$(815,167)	$(557,564)

Other Information:
Weighted average number of common shares outstanding, basic and diluted	862,212,317	861,824,777	862,207,903	861,824,777
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

		For the three months ended		For the nine months ended
		September 30,		September 30,
Funds from operations:		2016	2015	2016	2015
	Net income (loss)	$37,319	$(95,647)	$226,427	$(27,757)
Add:	Depreciation and amortization related to investment properties	21,433	37,333	94,184	122,914
	Depreciation and amortization related to investment in unconsolidated entities	3,479	3,417	11,546	9,641
	Provision for asset impairment, continuing operations	2,818	92,167	41,139	92,167
	Provision for asset impairment, discontinued operations	—	—	76,583	—
	Loss on contribution of real estate to an unconsolidated joint venture	—	12,919	—	12,919

Less:	Gains from property sales and transfer of assets	40,081	729	341,778	7,957
	Gains from sales reflected in equity in earnings of unconsolidated entities	—	—	—	11,875
	Gains from sale of investment in unconsolidated entities	—	—	1,434	—
	NAREIT FFO Applicable to Common Shares	$24,968	$49,460	$106,667	$190,052
The table below reflects additional information related to certain items that significantly impact the comparability of our FFO and net income (loss) or significant non-cash items from the periods presented. We have included this table because these items are not included in NAREIT’s definition of FFO, but we believe these items provide useful supplemental information that may facilitate comparisons of our ongoing operating performance between periods, as well as between REITs that include similar disclosure. We believe these items help our investors better assess the sustainability of our operating performance without the distortions created by non-cash revenues or expenses, or the impacts of certain transactions that are not related to the ongoing profitability of our portfolio of properties, and that including this table is beneficial to our investors' complete understanding of our operating performance.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Amortization of above and below market leases	$(1,040)	$(595)	$(2,791)	$(1,241)
Amortization of mark to market debt discounts	783	1,245	3,143	3,696
Loss (gain) on extinguishment of debt, continuing operations	4,645	(13)	10,317	(1,395)
Loss on extinguishment of debt, discontinued operations	617	—	2,826	—
Straight-line rental income adjustment	(395)	379	414	901
Acquisition costs	239	155	1,103	577
Stock-based compensation expense	1,247	1,123	2,583	1,260
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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss)	$37,319	$(95,647)	$226,427	$(27,757)

Modified net operating income	$41,704	$47,029	$128,603	$139,070
Adjustments to modified net operating income (a)	1,771	654	4,966	1,824
Net operating income	43,475	47,683	133,569	140,894
Non-allocated expenses (b)	(33,627)	(37,456)	(105,356)	(118,937)
Other income and expenses (c)	17,345	(24,029)	68,040	(11,932)
Equity in earnings of unconsolidated entities	3,849	5,310	7,739	33,262
Provision for asset impairment	(2,818)	(92,167)	(41,139)	(92,167)
Net income (loss) from continuing operations	28,224	(100,659)	62,853	(48,880)
Net income from discontinued operations	9,095	5,012	163,574	21,123
Net income (loss)	$37,319	$(95,647)	$226,427	$(27,757)

(a)
Includes adjustments for items that affect the comparability of, and were excluded from results. Such adjustments include lease termination income and GAAP rent adjustments (such as straight line rent and above/below market lease amortization).

(b)	Non-allocated expenses consist of general and administrative expenses, and depreciation and amortization.

(c)
Other income and expenses consist of interest and dividend income, gain on sale of investment properties, gain (loss) on extinguishment of debt, other income, interest expense, (impairment) and realized gain on marketable securities, loss on contribution to joint venture, and income tax expense.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. We are also subject to market risk associated with our marketable securities investments.
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of September 30, 2016, our debt included an outstanding variable rate term loan of $150.0 million, which has been swapped to a fixed rate as of September 30, 2016. If market rates of interest on all of the floating rate debt as of September 30, 2016 permanently increased by 1%, the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by $1.5 million. If market rates of interest on all of the floating rate debt as of September 30, 2016 permanently decreased by 1%, the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by $1.5 million.
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
As of September 30, 2016 and December 31, 2015, the Company had entered into interest rate swap agreements with a notional value of $150.0 million and $157.0 million, respectively. The fair value liabilities of our interest rate swap contracts outstanding as of September 30, 2016 and December 31, 2015 were $2.3 million and $1.9 million, respectively.
We have, and may in the future enter into, derivative positions that do not qualify for hedge accounting treatment. The gains or losses resulting from marking-to-market these derivatives at the end of each reporting period are recognized as an increase or decrease in interest expense on our consolidated statements of operations and comprehensive income (loss). In addition, we are, and may in the future be, subject to additional expense based on the notional amount of the derivative positions and a specified spread over LIBOR.
Equity Price Risk
We are exposed to equity price risk as a result of our investments in marketable equity securities. Equity price risk is based on volatility of equity prices and the values of corresponding equity indices.
We incurred no impairments on our investment in marketable securities for the nine months ended September 30, 2016 and 2015. We believe that our investments will continue to generate dividend income and we could continue to recognize gains on sale. However, due to general economic and credit market uncertainties it is difficult to project where the REIT market and our portfolio will perform in 2016.
Although it is difficult to project what factors may affect the prices of equity sectors and how much the effect might be, the table below illustrates the impact of a 10% increase and a 10% decrease in the price of the equities held by us would have on the value of the total assets and the book value of the Company as of September 30, 2016.

	Historical Cost of Securities	Fair Value of Securities at September 30, 2016	Hypothetical 10% Decrease in Market Value	Hypothetical 10% Increase in Market Value
Equity securities	$134,811	$180,249	$162,224	$198,274

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, including our principal executive officer and our principal financial officer evaluated, as of September 30, 2016, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2016, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Our board of directors has established June 1, 2017 as the date of our next annual meeting of stockholders (the “Annual Meeting”). Because the date of the Annual Meeting will be more than 30 days after the anniversary of our previous annual meeting of stockholders, we are informing stockholders of the change in accordance with Rule 14a-5(f) under the Exchange Act. The timing of the Annual Meeting generally aligns our practice with the vast majority of other public companies, which also have a fiscal year ending on December 31. The timing also streamlines, simplifies and reduces costs related to preparation and processes for our Annual Report on Form 10-K and proxy statement, as we expect to incorporate by reference certain sections of the proxy statement into the Form 10-K, which is permitted under SEC rules if the proxy statement is filed within 120 days after the end of the fiscal year.
Stockholder nominations of director candidates for the Annual Meeting must be submitted in advance to the Company in accordance with the procedures specified in Section 9(a) of Article II of our current bylaws. For the Annual Meeting, to be timely under our current bylaws, a stockholder must provide written notice to the Company of a director candidate nomination not earlier than January 2, 2017 and not later than 5:00 p.m., eastern time, on February 1, 2017. Stockholders intending to present any other proposal for action by the stockholders at the Annual Meeting are subject to the same notice provisions and must provide written notice to the Company of a proposal not earlier than January 2, 2017 and not later than 5:00 p.m., eastern time, on February 1, 2017. A copy of our bylaws may be obtained by written request to our corporate secretary at the address below.
In accordance with Rule 14a-8(e) under the Exchange Act, the deadline for receipt by the Company of stockholder proposals to be considered for inclusion in our proxy statement for the Annual Meeting is 5:00 p.m., eastern time, on December 14, 2016. Stockholder proposals must otherwise comply with the requirements of Rule 14a-8 of the Exchange Act.

Any director nominations or stockholder proposals described above must be submitted in writing and addressed to our general counsel and secretary, c/o InvenTrust Properties Corp., 2809 Butterfield Road, Suite 360, Oak Brook, Illinois 60523.

Item 6. Exhibits
The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InvenTrust Properties Corp.

Date:	November 14, 2016
By:	/s/ Thomas P. McGuinness

Name:	Thomas P. McGuinness
Title:	President and Chief Executive Officer (Principal Executive Officer)

Date:	November 14, 2016
By:	/s/ Michael E. Podboy

Name:	Michael E. Podboy
Title:	Executive Vice President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer)

EXHIBIT NO.	DESCRIPTION

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2016, filed with the SEC on November 14, 2016, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

*    Filed as part of this Quarterly Report on Form 10-Q.