Form 10-K
period 2016-12-31
InvenTrust Properties Corp.
filed 2017-03-17
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no established market for the registrant’s shares of common stock. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2016 (the last business day of the registrant’s most recently completed second quarter) was approximately $2,707,325,810, based on the estimated per share value of $3.14, as established by the registrant as of May 1, 2016.
As of March 10, 2017, there were 773,316,801 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive "Proxy Statement" for its annual stockholders’ meeting to be held on June 1, 2017 are incorporated by reference in Part III of this Form 10-K.

INVENTRUST PROPERTIES CORP.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K ("Annual Report"), other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"), as amended. These statements include statements about InvenTrust Properties Corp.'s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "guidance," "predict," "potential," "continue," "likely," "will," "would," "illustrative" and variations of these terms and similar expressions, or the negative of these terms or similar expressions.  Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us based on our knowledge and understanding of the business and industry, are inherently uncertain.  These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report. Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties and factors set forth under "Part I, Item IA. -- Risk Factors" and "Part II, Item 7 -- Management’s Discussion and Analysis of Financial Condition and Results of Operations,("MD&A")" and the risks and uncertainties related to the following:

•
market, political and economic volatility experienced by the United States ("U.S.") economy or real estate industry as a whole, and the regional and local political and economic conditions in the markets in which our properties are located;

•	our ability to complete a strategic transaction, enhance stockholder value and provide liquidity to stockholders;

•	our ability to identify, execute and complete disposition opportunities;

•	our ability to identify, execute and complete acquisition opportunities and to integrate and successfully operate any properties acquired in the future and the risks associated with such properties;

•	our ability to manage the risks of expanding, developing or re-developing some of our current assets;

•	our transition to an integrated operating platform may not prove successful over the long term;

•	loss of members of our senior management team or other key personnel;

•	changes in governmental regulations and U.S. accounting standards or interpretations thereof;

•	our ability to access capital for renovations and acquisitions on terms and at times that are acceptable to us;

•	changes in the competitive environment in the leasing market and any other market in which we operate;

•	forthcoming expirations of certain of our leases and our ability to re-lease such properties;

•	our ability to collect rent from tenants or to rent space on favorable terms or at all;

•	the impact of leasing and capital expenditures to improve our properties in order to retain and attract tenants;

•	events beyond our control, such as war, terrorist attacks, natural disasters and severe weather incidents, and any uninsured or underinsured loss resulting therefrom;

•	actions or failures by our joint venture partners, including development partners;

•	the cost of compliance with and liabilities under environmental, health and safety laws;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	the economic success and viability of our anchor retail tenants;

•	our debt financing, including risk of default, loss and other restrictions placed on us;

•	our ability to refinance maturing debt or to obtain new financing on attractive terms;

•	future increases in interest rates;

•	the availability of cash flow from operating activities to fund distributions;

•	our investment in equity and debt securities and in companies we do not control;

•	our status as a real estate investment trust ("REIT") for federal tax purposes; and

•	changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs.

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

PART I

Item 1. Business
Overview
References in this Annual Report to "we", "our", "us", "InvenTrust" and the "Company" are references to InvenTrust Properties Corp., and our business and operations conducted through our direct or indirect subsidiaries.
We were incorporated as Inland American Real Estate Trust, Inc. in October 2004 as a Maryland corporation and have elected to be taxed, and currently qualify, as a REIT for federal tax purposes. We changed our name to InvenTrust Properties Corp. in April 2015. At inception, we were formed to own, manage, acquire and develop a diversified portfolio of commercial real estate located throughout the United States and to own properties in development and partially own properties through joint ventures, as well as investments in marketable securities and other assets.
We are focused on investing in an open-air retail platform comprised of grocery-anchored centers and necessity-based power centers with characteristics to perform in different economic conditions located in key growth markets with favorable demographics and expected above-average net operating income growth. As of December 31, 2016, our retail portfolio was comprised of 71 wholly owned multi-tenant retail assets consisting of 12.2 million square feet. We also manage 15 multi-tenant retail assets owned by our joint venture, IAGM Retail Fund I, LLC ("IAGM"), a retail joint venture partnership between the Company as 55% owner and PGGM Private Real Estate Fund ("PGGM"). The joint venture was formed with the purpose of acquiring and managing retail properties in Texas and Oklahoma and sharing in the profits and losses from those properties and its activities. The Company is responsible for the management and leasing of the multi-tenant retail properties included in the IAGM joint venture and accounts for its investment in the IAGM joint venture using the equity method. As of December 31, 2016, IAGM owned 15 multi-tenant retail assets representing 3.0 million gross leasable square feet. In addition, our portfolio included one non-core office asset with 0.3 million square feet and investments in five unconsolidated entities as of December 31, 2016.
2016 Highlights
In 2016, as part of our ongoing effort to maximize stockholder value, we continued to implement our strategy of focusing, tailoring, and refining our portfolio of real estate assets to become a pure-play multi-tenant retail platform. During the year, we achieved several important milestones consistent with the implementation of this strategy, including the following:

•	We acquired eight multi-tenant open-air retail assets in key growth markets for an aggregate gross acquisition price of approximately $465.2 million;

•
On April 28, 2016, we spun off substantially all of our non-core assets through the distribution of the shares of common stock of Highlands REIT, Inc. ("Highlands"), a formerly wholly-owned subsidiary that we formed to hold these assets; and

•
On June 21, 2016, we completed the sale of our student housing platform, University House Communities Group, Inc. ("University House"), for approximately $1.41 billion gross sales price, with final net proceeds, after debt repayment and transaction costs, of approximately $845.0 million.

These actions, which are described in more detail in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (the "MD&A"), are consistent with our strategy to focus on becoming a pure-play multi-tenant retail platform.
Strategy and Objectives
As a pure-play multi-tenant retail platform, our strategy is to invest in and design an open-air retail platform comprised of grocery-anchored centers and necessity-based power centers with characteristics to perform in different economic conditions located in key growth markets with favorable demographics and expected above-average net operating income growth. We believe we are building a strong foundation in our multi-tenant retail portfolio by focusing on key growth markets across the country, primarily in the Sun Belt states, and growing our presence in those markets. These key markets share fundamental characteristics such as job growth, increasing wages, population growth and the opportunity to build significant asset concentration. Within these markets, we will look to invest in properties with high traffic patterns and desirable locations. Going forward, in addition to acquiring new assets, we plan to expand our redevelopment efforts within our existing portfolio. We are confident in our investment opportunities in these markets, particularly as national and regional retailers continue to place a premium on retail space in leading markets.

As part of this strategy and in our efforts to maximize and enhance stockholder value, we continuously evaluate our multi-tenant retail portfolio and intend to selectively dispose of assets whose returns appear to have been maximized and redeploy capital into reinvestment in our existing portfolio, acquisitions and redevelopment opportunities with higher return prospects. For example, we seek to identify assets in our portfolio that are located in markets that are low growth, lack sufficient asset concentration and do not provide favorable opportunities to build significant asset concentration and replace these assets with higher performing assets in our target markets. We believe this asset recycling strategy has allowed us to grow and build our multi-tenant retail platform while improving the quality of our portfolio over time.
We believe that, through the continued active management of our pure-play multi-tenant retail portfolio, we can positively impact our financial performance as follows:

•	increase rental rates by replacing underperforming tenants with stronger tenants who better meet the needs of the applicable market and improve the overall shopping experience of the property;

•
expand and/or leverage our network of regional offices to continue to focus our regional leasing and operating teams on maximizing local market knowledge and building solid relationships with our tenants;

•	invest capital in our properties to ensure we continue to meet the needs of our tenants and their customers;

•	reduce property-level expenses to minimize overhead and operating costs;

•	utilize the combined expertise of our staff in striving to provide the optimal shopping experience for our tenants and their customers;

•	proactively manage tenant mix and lease rollover to minimize exposure to any one tenant or concentration of lease renewals in a particular period;

•	strive to maximize portfolio net operating income through implementation of select redevelopment and outparcel redevelopment opportunities; and

•	maintain a flexible capital structure.
Significant Tenants
For the year ended December 31, 2016, we generated approximately 4.3% of our annualized base rental income from Ross Dress for Less. No other tenant accounted for more than 4.3% of total annualized rental income.
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

Employees
As of December 31, 2016, we had 130 full-time individuals employed at the Company.
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
Access to Company Information
We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission ("SEC"). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.
We make available, free of charge, by responding to requests addressed to our investor relations group, the Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports on our website, www.inventrustproperties.com. These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.
Executive Officers of Registrant
Set forth below is information concerning our executive officers.
Thomas P. McGuinness, 61. Mr. McGuinness currently serves as our President and Chief Executive Officer and is also a member of our board of directors. He has served as our President since we initiated our self-management transactions in March 2014 and as our Chief Executive Officer since November 2014. Prior to the self-management transactions, he served as our President and principal executive officer since September 2012 and President of our former business manager since January 2012. Prior to that time, Mr. McGuinness was the President of our former property manager. Mr. McGuinness is a licensed real estate broker in the State of Illinois and holds CLS and CSM accreditations from the International Council of Shopping Centers. Mr. McGuinness previously served as the president of the Chicagoland Apartment Association and as the regional vice president of the National Apartment Association. He also served on the board of directors of the Apartment Building Owners and Managers Association, and was a trustee with the Service Employees’ Local No. 1 Health and Welfare Fund and its Pension Fund. Mr. McGuinness is an Executive Committee member of our retail joint venture entity IAGM.
Michael E. Podboy, 39. Mr. Podboy has served as our Executive Vice President - Chief Financial Officer, Chief Investment Officer and Treasurer since November 2015. He served as our Executive Vice President - Chief Investment Officer from November 2014 to November 2015 and as our Executive Vice President - Investments from March to November 2014. Mr. Podboy also served as the Senior Vice President of Non-Core Asset Management from January 2012 through March 2014 and the Vice President of Asset Management from May 2007 through December 2011, in each case for our former business manager. Mr. Podboy worked in public accounting and was a senior manager in the real estate division for KPMG LLP. He received a bachelor’s degree with a focus on accounting and computer science from the University of Saint Thomas in Minnesota. Mr. Podboy is an Executive Committee member of the Company’s retail joint venture entity IAGM.
David F. Collins, 65. Mr. Collins has served as our Executive Vice President, Portfolio Management since January 2015 and as our Senior Vice President of Asset Management and Leasing from October 2014 to January 2015. Prior to joining the Company, Mr. Collins served as senior vice president of asset and property management for American Realty Capital Properties from 2010 to October 2014. Prior to that time, he held roles as senior vice president of development/asset management for the Carlyle Development Group, Inc. and as vice president of asset management for LaSalle Investment Management/Jones Lang LaSalle. He received his bachelor’s degree in accounting from Arizona State University and attended University of Arizona where he completed master's of business administration coursework.

Item 1A. Risk Factors
You should carefully consider each of the following risks described below and all of the other information in this Annual Report in evaluating us. Our business, financial condition, cash flows, results of operations and/or ability to pay distributions to our stockholders could be materially adversely affected by any of these risks. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Annual Report. See “Special Note Regarding Forward-Looking Statements.”
Risks Related to Our Business
Economic, political and market conditions could negatively impact our business, results of operations and financial condition.
Our business may be affected by market and economic challenges experienced by the U.S. or global economies or the real estate industry as a whole; by the regional or local economic conditions in the markets in which our assets are located, including any dislocations in the credit markets; or by competitive business market conditions experienced by our retail tenants and shadow anchor retailers (anchor retailers that anchor our assets but whose properties are not owned or leased by us), such as challenges competing with e-commerce channels. For example, prolonged lower oil prices may negatively impact the economy in Texas, where we have several assets. These conditions may materially affect our tenants, shadow anchor retailers, the value and performance of our assets and our ability to sell assets, as well as our ability to make principal and interest payments on, or refinance, any outstanding debt when due. Challenging economic conditions may also impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Specifically, these conditions may have the following consequences:

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

•
the value of certain of our assets may decrease below the amounts we paid for them, which would limit our ability to dispose of assets at attractive prices or for potential buyers to obtain debt financing secured by these assets and could reduce our ability to finance our business; and

•	changing government regulations, including tax policies.
Our management and our board of directors are working on positioning the Company to explore various strategic transactions designed to enhance stockholder value and provide liquidity for our stockholders. Such strategic transactions may not occur, and even if they do occur, they may not be successful in increasing stockholder value or providing liquidity for our stockholders.
Our management and our board of directors are working on positioning the Company to explore various strategic transactions designed to enhance stockholder value and provide liquidity for our stockholders. We do not know the timing or the form that any such strategic transaction might take. In addition, strategic transaction options are subject to factors that are outside of our control, such as economic and market conditions. Our board of directors may decide to apply to have our shares of common stock listed for trading on a national securities exchange or included for quotation on a national market system; seek to sell all or substantially all our assets, liquidate or engage in a merger transaction; contribute substantial assets to a joint venture in exchange for cash; sell our assets individually or approve a strategic transaction whose form we cannot yet reasonably anticipate. It is possible that no such strategic transaction will ever occur. Even if a strategic transaction does occur, it may not be successful in increasing share value or providing liquidity for our stockholders, and may have the opposite effect, eroding share value and failing to deliver any meaningful liquidity, in which case your investment would lose value.

Our ongoing business strategy involves the selling of assets; however, we may be unable to sell an asset at acceptable terms and conditions, if at all.
We intend to continue to hold our assets as long-term investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears such objectives will not be met. As we look to sell these assets, general economic conditions, market conditions, and asset-specific issues may negatively affect the value of our assets and therefore reduce our return on the investment or prevent us from selling the asset on acceptable terms or at all. Some of our leases contain provisions giving the tenant a right to purchase the asset, such as a right of first offer or right of first refusal, which may lessen our ability to freely control the sale of the asset. Debt levels currently exceed the value of certain assets and debt levels on other assets may exceed the value of those assets in the future, making it more difficult for us to rent, refinance or sell the assets, which may lead to the asset being subject to foreclosure, a deed in lieu of foreclosure or another transaction with a lender. In addition, real estate investments are relatively illiquid and often cannot be sold quickly, limiting our ability to sell our assets when we decide to do so, or in response to such changing economic or asset-specific issues. Further, economic conditions may prevent potential purchasers from obtaining financing on acceptable terms, if at all, thereby delaying or preventing our ability to sell our assets.
Our ongoing strategy depends, in part, upon completing future acquisitions and dispositions, and we may not be successful in identifying attractive acquisition opportunities and consummating these transactions.
As part of our strategy, we intend to tailor and grow our multi-tenant retail platform. We cannot assure you that we will be able to identify opportunities or complete transactions on commercially reasonable terms or at all, or that we will actually realize any anticipated benefits from such acquisitions or investments. There may be high barriers to entry in many key markets and scarcity of available acquisition and investment opportunities in desirable locations. We face significant competition for attractive investment opportunities from an indeterminate number of other real estate investors, including investors with significant capital resources such as domestic and foreign corporations and financial institutions, sovereign wealth funds, public and private REITs, private institutional investment funds, domestic and foreign high-net-worth individuals, life insurance companies and pension funds. As a result of competition, we may be unable to acquire additional properties as we desire or the purchase price may be significantly elevated. Similarly, we cannot assure you that we will be able to obtain financing for acquisitions or investments on attractive terms or at all, or that the ability to obtain financing will not be restricted by the terms of credit facility or other indebtedness we may incur.
Additionally, we regularly review our business to identify properties or other assets that we believe are in markets or have certain characteristics that may not benefit us as much as properties in other markets or with different characteristics. One of our strategies is to selectively dispose of multi-tenant retail properties and use sale proceeds to fund our growth in markets and with properties that will enhance our multi-tenant retail platform. We cannot assure you that we will be able to consummate any such sales on commercially reasonable terms or at all, or that we will actually realize any anticipated benefits from such sales. Additionally, we may be unable to successfully identify attractive and suitable replacement assets even if we are successful in completing such dispositions. We may face delays in reinvesting net sales proceeds in new assets, which would impact the return we earn on our assets. Dispositions of real estate assets can be particularly difficult in a challenging economic environment and/or when uncertainties exist about the impact to retailers due to e-commerce, as financing alternatives are often limited for potential buyers. Our inability to sell assets, or to sell such assets at attractive prices, could have an adverse impact on our ability to realize proceeds for reinvestment. In addition, even if we are successful in consummating sales of selected multi-tenant retail assets, such dispositions may result in losses.
Any such acquisitions, investments or dispositions could also demand significant attention from management that would otherwise be available for our regular business operations, which could harm our business.
Our ongoing strategy depends, in part, on expanding, developing or re-developing some of our current multi-tenant retail assets. We face risks with the expansion, development and re-development of properties that may impact our financial condition and results of operations.
We seek to expand, develop and re-develop some of our existing properties and such activity is subject to various risks. We may not be successful in identifying and pursuing expansion, development and re-development opportunities. In addition, like newly-acquired properties, expanded, developed and re-developed properties may not perform as well as expected. Risks include:

•	Construction costs of a project may be higher than projected, potentially making a project unfeasible or unprofitable;

•	We may lose cash flow during re-development periods;

•	We may not be able to obtain financing, if needed, or to refinance loans on favorable terms, if at all;

•	We may be unable to obtain zoning, occupancy or other governmental approvals or permits;

•	We may be unable to find tenants for the properties;

•	Occupancy rates and rents may not meet our projections and a project may not be profitable; and

•	We may need the consent of third parties, such as anchor tenants, mortgage lenders and joint venture partners for such projects, and those consents may be withheld.
If an expansion, development, or re-development project is unsuccessful, either because it is not meeting our expectations when operational or was not completed according to project planning, we could lose our investment in the project and our results of operations could be materially adversely affected. In addition, if we guarantee the property's financing, our loss could exceed our investment in a project.
Our transition to an integrated operating platform may not be successful in the long term.
We completed our transition to an integrated operating platform with the self-management transaction at the beginning of 2015. As an integrated operating platform, we continue to face challenges, including the integration of the business management and property management services that were previously provided by our former business manager and our former property managers into our organization and now bear risks to which we have not historically been exposed. An inability to operate effectively as an integrated operating platform could, therefore, result in our incurring additional costs or experiencing other problems. There may also be unforeseen costs, expenses and difficulties associated with self-providing the services previously provided by our former business manager and our former property managers. Such difficulties could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our business and properties.
We are responsible for paying the salaries and benefits (including employee benefit plan costs) of all our employees as well as costs associated with legal, accounting, information technology, human resources, general office and other services. In addition, as a result of the dispositions of substantially all of our lodging, student housing and non-core assets in 2015 and 2016, our asset base has significantly decreased and therefore we no longer have the same level of cash flows available to us to pay our general and administrative expenses, some of which are relatively fixed. We also have become subject to potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related grievances. We have also issued equity awards to directors and employees, which dilute your investment. As a consequence, we cannot be certain that we will be successful managing our risks, costs and expenses, and that our financial performance will be maintained or improve. In addition, our financial condition and ability to pay distributions could be harmed.
If we lose or are unable to retain and obtain key personnel, our ability to implement our business strategies could be delayed or hindered.
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
We are increasingly dependent on information technology ("IT"), and potential cyber-attacks, security problems, or other disruption present risks.
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
A failure of our IT infrastructure could adversely impact our business and operations.
We rely upon the capacity, reliability and security of our IT infrastructure and our ability to expand and continually update this infrastructure in response to changing needs of our business.  Following our transition to self-management, we continue to face the challenge of integrating new systems and hardware into our operations.  If there are technological impediments, unforeseen complications, errors or breakdowns in the IT infrastructure, the disruptions could have an adverse effect on our business and financial condition.
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
Investments in real estate are subject to varying degrees of risk. For example, an investment in real estate cannot generally be quickly sold, and we cannot predict whether we will be able to sell any asset we desire to on the terms set by us or acceptable to us, or the length of time needed to find a willing purchaser and to close the sale of such asset. Moreover, the Code imposes restrictions on a REIT’s ability to dispose of assets that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs require that we hold our assets for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of assets that otherwise would be in our best interests. Therefore, we may not be able to vary our portfolio promptly in response to changing economic, financial and investment conditions and dispose of assets at opportune times or on favorable terms, which may adversely affect our cash flows and our ability to make distributions to stockholders.
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
Our assets may be subject to impairment charges that may materially and adversely affect our financial results.
Economic and other conditions may adversely impact the valuation of our assets, resulting in impairment charges that could have a material adverse effect on our results of operations and earnings. On a regular basis, we evaluate our assets for impairments based on various factors, including changes in the projected cash flows of such assets and market conditions. If we determine that an impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our results of operations in the accounting period in which the adjustment is made. Furthermore, changes in estimated future cash flows due to a change in our plans, policies, or views of market and economic conditions could result in the recognition of additional impairment losses for already impaired assets, which, under the applicable accounting guidance, could be substantial and could materially adversely affect our results of operations.

We depend on tenants for our revenue, and accordingly, lease terminations, tenant defaults and bankruptcies could adversely affect the income produced by our assets.
Our business and financial condition depend on the financial stability of our tenants. Certain economic conditions may adversely affect one or more of our tenants. For example, business failures, downsizings, changing consumer tastes and e-commerce can contribute to reduced consumer demand for retail products and services, which would impact tenants of our multi-tenant retail assets. In addition, our multi-tenant retail shopping center properties typically are anchored by large, nationally recognized tenants, any of which may experience a downturn in its business that may weaken significantly its financial condition and thus the performance of the applicable shopping center. Further, mergers or consolidations among large retail establishments could result in the closure of existing stores or duplicate or geographically overlapping store locations, which could include tenants at our multi-tenant retail assets.
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
As of December 31, 2016, approximately 14%, 12%, and 8% of the total annualized base rental income of our portfolio was generated by properties located in the Houston, Dallas, and Raleigh-Durham metropolitan areas, respectively. An oversupply of retail properties in any of these markets, without a corresponding increase in demand, could have a material adverse effect on our financial condition, our results of operations and our ability to pay distributions. Prolonged lower oil prices may negatively impact the economy in Texas, in particular.
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
We also face competition from other real estate investment programs for buyers. We perceive there to be a smaller population of potential buyers for certain types of assets that comprise our portfolio in comparison to assets in other real estate sectors, which may make it challenging for us to sell certain of our multi-tenant retail assets.

We may be unable to renew leases, lease vacant space or re-let space as leases expire, thereby increasing or prolonging vacancies, which could adversely affect our financial condition, cash flows and results of operations.
Our multi-tenant retail portfolio is currently 93.3% occupied. As of December 31, 2016, leases representing approximately 7.6% and 12.4% of our expiring gross leasable area of 11,339,187 square feet of our multi-tenant retail portfolio are scheduled to expire in 2017 and 2018, respectively (not taking into account any renewal options), and an additional 6.7% of the rentable square feet of the assets in the portfolio was vacant. We cannot assure you that leases will be renewed or that our assets will be re-leased on terms equal to or better than the current terms, or at all. We also may not be able to lease space which is currently not occupied on acceptable terms and conditions, if at all. In addition, some of our tenants have leases that include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no liability to us. We may be required to offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to retain these tenants or attract new ones. It is possible that, in order to lease currently vacant space, or space that may become vacant, we will be required to make rent or other concessions to tenants, accommodate requests for renovations, make tenant improvements and other improvements or provide additional services to our tenants. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire or to attract new tenants. Portions of our assets may remain vacant for extended periods of time. If the rental rates for our assets decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, cash flows and results of operations could be adversely affected.
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
The seller of a property often sells the property to us in its "as is" condition on a "where is" basis and "with all faults," without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental income from that property, and may also require additional investment to make the property suitable and competitive.
Actions of our joint venture partners could negatively impact our performance.
With respect to our joint venture investments, we are not in a position to exercise sole decision-making authority regarding the property or the joint venture. Consequently, our joint venture investments may involve risks not present with other methods of investing in real estate. For example, our joint venture partner may have economic or business interests or goals which are or which become inconsistent with our economic or business interests or goals or may take action contrary to our instructions or requests or contrary to our policies or objectives. We have experienced these events from time to time with our former joint venture partners, which in some cases has resulted in litigation. An adverse outcome in any lawsuit could have a material effect on our business, financial condition or results of operations. In addition, any litigation increases our expenses and prevents our officers and directors from focusing their time and effort on our portfolio and business plans. Our relationships with our joint venture partners are contractual in nature. These agreements may restrict our ability to sell our interest when we desire or on advantageous terms and may be terminated or dissolved and, in each event, we may not continue to own or operate the interests or assets underlying the relationship or may need to purchase the interests or assets at an above-market price to continue ownership. Such joint venture investments may involve other risks not otherwise present with a direct investment in real estate, including, for example:

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

•
that such joint venture partner may exercise buy/sell rights that force us to either acquire the entire investment, or dispose of our share, at a time, on terms and/or at a price that may not be consistent with our investment objectives.

Our investments in equity and debt securities involve special risks and may lose value.
As of December 31, 2016, we owned investments in real estate-related equity and debt securities with an aggregate market value of $183.9 million. Real estate-related equity securities are always unsecured and subordinated to other obligations of the issuer. Investments in real estate-related equity securities are subject to numerous risks including: (1) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities; (2) substantial market price volatility resulting from, among other things, changes in prevailing interest rates in the overall market or related to a specific issuer, as well as changing investor perceptions of the market as a whole, REIT or real estate securities in particular or the specific issuer in question; (3) subordination to the liabilities of the issuer; (4) the possibility that the earnings of the issuer may be insufficient to meet the issuer’s debt service obligations or to pay distributions; and (5) with respect to investments in real estate-related preferred equity securities, the operation of mandatory sinking fund or call or redemption provisions during periods of declining interest rates that could motivate the issuer to redeem the securities. In addition, investments in real estate-related securities involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer, as well as the risks inherent with real estate-related investments discussed herein.
The prices of some of the securities we have invested in have declined since our initial acquisition, and in certain cases we have sold these investments at a loss. As of December 31, 2016, we owned approximately 4.9% of the outstanding common stock of Xenia, which had a market value of $19.42 per share as of such date. The cost basis of our Xenia securities was equal to approximately 5% of the net equity, at historical cost basis, contributed to Xenia at the time of the Xenia spin-off, which resulted in a per share cost basis of $14.24. Xenia is a publicly-traded company and, therefore, its stock price is subject to market fluctuations and may decline.

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
Various types of catastrophic losses, like windstorms, earthquakes and floods, and losses from foreign terrorist activities may not be insurable or may not be economically insurable. Even when insurable, these policies may have high deductibles and/or high premiums. Lenders may require such insurance. Our failure to obtain such insurance could constitute a default under loan agreements, and/or our lenders may force us to obtain such insurance at unfavorable rates, which could materially and adversely affect our profitability.
In the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in an asset, as well as the anticipated future revenue from the asset. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the asset. Inflation, changes in building codes and ordinances, environmental considerations and other factors might require us to come out of pocket to replace or renovate an asset after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property, which could materially and adversely affect our profitability.
In addition, insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. With the enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2007, United States insurers cannot exclude conventional, chemical, biological, nuclear and radiation terrorism losses. These insurers must make terrorism insurance available under their property and casualty insurance policies; however, this legislation does not regulate the pricing of such insurance. In many cases, mortgage lenders have begun to insist that commercial property owners purchase coverage against terrorism as a condition of providing mortgage loans. Such insurance policies may not be available at a reasonable cost, which could inhibit our ability to finance or refinance our assets. In such instances, we may be required to provide other financial support to cover potential losses. We may not have adequate coverage for such losses, which could materially and adversely affect our profitability.
We could incur material costs related to government regulation and litigation with respect to environmental matters, which could materially and adversely affect our revenues and profitability.
Our assets are subject to various U.S. federal, state and local environmental laws that impose liability for contamination. Under these laws, governmental entities have the authority to require us, as the current or former owner of an asset, to perform or pay for the clean-up of contamination (including hazardous substances, asbestos and asbestos-containing materials, waste or petroleum products) at, on, under or emanating from the asset and to pay for natural resource damages arising from such contamination. Such laws often impose liability without regard to whether the owner or operator or other responsible party knew of, or caused such contamination, and the liability may be joint and several. Because these laws also impose liability on persons who owned an asset at the time it became contaminated, it is possible we could incur cleanup costs or other environmental liabilities even after we sell assets. Contamination at, on, under or emanating from our assets also may expose us to liability to private parties for costs of remediation and/or personal injury or property damage. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. If contamination is discovered on our assets, environmental laws also may impose restrictions on the manner in which the assets may be used or businesses may be operated, and these restrictions may require substantial expenditures. Moreover, environmental contamination can affect the value of an asset and, therefore, an owner’s ability to borrow funds using the asset as collateral or to sell the asset on favorable terms or at all. Furthermore, persons who sent waste to a waste disposal facility, such as a landfill or an incinerator, may be liable for costs associated with cleanup of that facility.
In addition, our assets are subject to various federal, state, and local environmental, health and safety laws and regulations that address a wide variety of issues, including, but not limited to, storage tanks, air emissions from emergency generators, storm water and wastewater discharges, lead-based paint, mold and mildew, and waste management. We may handle and use hazardous or regulated substances and wastes as part of their operations, which substances and wastes are subject to regulation. We may incur costs to comply with these environmental, health and safety laws and regulations and could be subject to fines and penalties for non-compliance with applicable requirements.

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
Risks Related to our Retail Assets
Our multi-tenant retail properties face considerable competition for the tenancy of our lessees and the business of retail shoppers.
There are numerous shopping venues that compete with our multi-tenant retail properties in attracting retailers to lease space and shoppers to patronize their properties. In addition, our retail tenants face changing consumer preferences and increasing competition from other forms of retailing, such as e-commerce websites and catalogues as well as other retail centers located within the geographic market areas of our multi-tenant retail properties that compete with our properties for customers. All these factors may adversely affect our tenants’ cash flows and, therefore, their ability to pay rent. To the extent that our tenants do not pay their rent or do not pay on a timely basis, it could have a negative impact on our financial condition and result of operations.
Retail conditions may adversely affect our income and our ability to make distributions to our stockholders.
A retail property’s revenues and value may be adversely affected by a number of factors, many of which apply to real estate investment generally, but which also include trends in the retail industry and perceptions by retailers or shoppers of the safety, convenience and attractiveness of the retail property. Our multi-tenant retail properties are public locations, and any incidents of crime or violence, including acts of terrorism, could result in a reduction of business traffic to tenant stores in our properties.

Any such incidents may also expose us to civil liability or harm our reputation. In addition, to the extent that the investing public has a negative perception of the retail sector, the value of our multi-tenant retail properties may be negatively impacted.
An economic downturn could have an adverse impact on the retail industry generally. Slow or negative growth in the retail industry could result in defaults by retail tenants, which could have an adverse impact on our business, financial condition or result of operations.
An economic downturn could have an adverse impact on the retail industry generally. As a result, the retail industry could face reductions in sales revenues and increased bankruptcies. Adverse economic conditions may result in an increase in distressed or bankrupt retail companies, which in turn would result in an increase in defaults by tenants at our commercial properties. Such conditions may also affect shadow anchor retailers in some of our centers, which we cannot control. Although we do not generate revenue from shadow anchor retailers, their presence drives traffic to some of our centers. Additionally, slow economic growth could hinder new entrants into the retail market, which may make it difficult for us to fully lease our real properties. Tenant defaults and decreased demand for retail space would have an adverse impact on the value of our multi-tenant retail properties and our results of operations.
We may be restricted from re-leasing space at our multi-tenant retail properties.
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
In the retail sector, a tenant occupying all or a large portion of the gross leasable area of a retail center, commonly referred to as an anchor tenant, may become insolvent, may suffer a downturn in business or may decide not to renew its lease. Any of these events could result in a reduction or cessation in rental payments to us, which would adversely affect our financial condition and results of operations. A lease termination by an anchor tenant also could result in lease terminations or reductions in rent by other tenants whose leases may permit cancellation or rent reduction if another tenant’s lease is terminated. Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer to a new anchor tenant could reduce customer traffic in the retail center and thereby reduce the income generated by that retail center. A transfer of a lease to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases in accordance with lease terms. If we are unable to re-lease the vacated space to a new anchor tenant, we may incur additional expenses in order to remodel the space to be able to re-lease the space to more than one tenant.
Our retail leases may contain co-tenancy provisions, which would have an adverse effect on our operation of such retail properties if exercised.
With respect to any multi-tenant retail properties we own or acquire, we may enter into leases containing co-tenancy provisions. Co-tenancy provisions may allow a tenant to exercise certain rights if, among other things, another tenant fails to open for business, delays its opening or ceases to operate, or if a percentage of the property’s gross leasable space or a particular portion of the property is not leased or subsequently becomes vacant. A tenant exercising co-tenancy rights may be able to abate minimum rent, reduce its share or the amount of its payments for common area operating expenses and property taxes or cancel its lease.
Risks Associated with Debt Financing
Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service any future indebtedness that we may incur.
The domestic and international commercial real estate debt markets could become very volatile as a result of, among other things, the tightening of underwriting standards by lenders and credit rating agencies, increased interest rates and changing regulations. This could result in less availability of credit and increasing costs for what is available. If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in lower overall economic returns and potentially reducing future cash flow available for distribution. If these disruptions in the debt markets were to persist, our ability to borrow funds to finance activities related to real estate assets could be negatively impacted. In addition, we may find it difficult, costly or impossible to refinance indebtedness that is maturing.
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
We have acquired, and will continue to acquire, real estate assets by assuming existing financing or borrowing new monies. We may borrow money for other purposes to, among other things, satisfy the requirement that we distribute at least 90% of our “REIT taxable income,” subject to certain adjustments, annually or as is otherwise necessary or advisable to assure that we qualify as a REIT for federal income tax purposes. Over the long term, however, payments required on any amounts we borrow reduce the funds available for, among other things, capital expenditures for existing assets or distributions to our stockholders because cash otherwise available for these purposes is used to pay principal and interest on this debt.
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
The mortgages on our existing assets, and any future mortgages likely will, contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable asset or to discontinue insurance coverage even if we believe that the insurance premiums are greater than the risk of loss being insured against. In addition, such loans contain negative covenants that, among other things, preclude certain changes of control, inhibit our ability to incur additional indebtedness or, under certain circumstances, restrict cash flow necessary to make distributions to our stockholders. Any credit facility or secured loans that we may enter into likely will contain customary financial covenants, restrictions, requirements and other limitations with which we must comply. While we may have plans to undertake certain alterations, developments, re-developments or leasing actions at a property, a lender may have approval rights that prevent us from moving forward. In addition, our continued ability to borrow under any credit facility that we may obtain will be subject to compliance with our financial and other covenants, including covenants relating to debt service coverage ratios, leverage ratios, and liquidity and net worth requirements, and our ability to meet these covenants will be adversely affected if our financial condition and cash flows are materially adversely affected or if general economic conditions deteriorate.
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
As of December 31, 2016, approximately $150.0 million of our debt bore interest at variable rates. Increases in interest rates on variable rate debt that has not otherwise been hedged through the use of swap agreements reduce the funds available for other needs, including distribution to our stockholders. As of December 31, 2016, approximately $584.7 million of our total indebtedness bore interest at rates that are fixed or were swapped to fixed. As fixed-rate debt matures, we may not be able to borrow at rates equal to or lower than the rates on the expiring debt. In addition, if rising interest rates cause us to need additional capital to repay indebtedness, we may be forced to sell one or more of our properties or investments in real estate at times that may not permit us to realize the return on the investments we would have otherwise realized.
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
In some cases, we finance a portion of the purchase price for properties that we acquire. However, to ensure that our offers are as competitive as possible, we generally do not enter into contracts to purchase property that include financing contingencies. Thus, we may be contractually obligated to purchase a property even if we are unable to secure financing for the acquisition. In this event, we may choose to close on the property by using cash on hand, which would result in less cash available for other purposes, including funding operating costs or paying distributions to our stockholders. Alternatively, we may choose not to close on the acquisition of the property and default on the purchase contract. If we default on any purchase contract, we could lose our earnest money, become subject to liquidated or other contractual damages and remedies and suffer reputational harm in the commercial real estate market, which could make future sellers less likely to accept our bids or cause them to require a higher purchase price or more onerous contractual terms.
Our special purpose property-owning subsidiaries may default under non-recourse mortgage loans.
Some of our assets are or will be held in special-purpose property-owning subsidiaries. In the future, such special purpose property-owning subsidiaries may default and/or send notices of imminent default on non-recourse mortgage loans where the relevant asset is or will be suffering from cash shortfalls on operating expenses, leasing costs and/or debt service obligations. Any default by our special purpose property-owning subsidiaries under non-recourse mortgage loans would give the special servicers the right to accelerate the payment on the loans and the right to foreclose on the asset underlying such loans. There are several potential outcomes on the default of a non-recourse mortgage loan, including foreclosure, a deed-in-lieu of foreclosure, a cooperative short sale, or a negotiated modification to the terms of the loan. There is no assurance that we will be able to achieve a favorable outcome on a cooperative or timely basis on any defaulted mortgage loan.
Risk Related to our Spin-off Transactions and the Sale of our Student Housing Platform
We could incur significant indemnification liabilities in connection with the spin-off transactions of our former subsidiaries and in connection with the sale of our student housing platform. It is also possible that our former subsidiaries will not satisfy their indemnification obligations to us, leaving us with significant liabilities for business and assets that we no longer own. Any of these outcomes could materially adversely affect our operations.
In 2015 we spun off Xenia and in 2016 we spun off Highlands by distributing 95% and 100%, respectively, of the shares of the common stock of these former subsidiaries to our shareholders. In connection with each of these spin-off transactions, we entered into a Separation and Distribution Agreement with Xenia or Highlands, as applicable, which provides for, among other things, the allocation between us and Xenia or Highlands, as applicable, of our assets, liabilities and obligations attributable to periods prior to, at and after the applicable share distribution. Among other things, each Separation and Distribution Agreement also provides that we will indemnify and be financially responsible for liabilities that may exist relating to the assets that were not included in the spun-off company or for certain liabilities relating to the spin-off transactions. Conversely, each of Xenia and Highlands agreed to indemnify us related to certain of their assets and businesses and for certain liabilities relating to the spin-off transactions. However, third parties could seek to hold us responsible for any of the liabilities that these former subsidiaries agreed to retain, and there can be no assurance that our former subsidiaries will be able to fully satisfy any indemnification obligations they owe to us in a timely manner or in full. As a result, we may be responsible for substantial liabilities under the Separation and Distribution Agreements or that relate to Xenia or Highlands, and such liabilities may be substantial.

In June 2016, we completed the sale of University House. In connection with this transaction, we entered into a Stock Purchase Agreement, as amended, in which we made customary representations, warranties and covenants. The survival period for our representations and warranties is generally fifteen months, with covenants and certain fundamental representations and warranties surviving for longer periods. As set forth in the Stock Purchase Agreement, we also may be required to indemnify the buyer against certain liabilities and obligations, and we may be subject to third-party claims arising out of such transaction. As a result, we may be responsible for liabilities under the Stock Purchase Agreement and such liabilities may be substantial.
Risks Related to Our Common Stock
Since InvenTrust shares are not currently traded on a national stock exchange, there is no established public market for our shares and you may not be able to sell your shares.
Our shares of common stock are not listed on a national securities exchange. There is no established public trading market for our shares and no assurance that one may develop. Our charter prohibits any persons or groups from owning more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of the outstanding shares of our common stock unless exempted prospectively or retroactively by our board of directors. This may inhibit investors from purchasing a large portion of our shares. Our charter also does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national exchange by a specified date or provide any other type of liquidity to our stockholders. Although our management and board of directors are working on positioning the Company to explore various strategic alternatives, there is no assurance that we will be successful in identifying and executing on a strategic alternative. In addition, we do not know the timing or what form the alternative would take. Strategic transaction options are subject to factors that are outside of our control, such as economic and market conditions. If our board were to pursue a strategic alternative in the form of a listing event of our common stock on a national securities exchange or otherwise, there is no assurance that we would satisfy the listing requirements or that our shares would be approved for listing. Additionally, if and when a liquidity event occurs, there is no guarantee you will be able to liquidate your common stock at a price equal to your initial investment value or the current estimated share value.
The estimated value per share of our common stock is based on a number of assumptions and estimates that may not be accurate or complete and is also subject to a number of limitations.
On May 9, 2016, we announced an estimated value of our common stock equal to $3.14 per share. Our board of directors engaged Real Globe Advisors, LLC ("Real Globe"), an independent third-party real estate advisory firm, to estimate the per share value of our common stock on a fully diluted basis as of May 1, 2016. As with any methodology used to estimate value, the methodology employed by Real Globe and the recommendations made by us were based upon a number of estimates and assumptions that may not have been accurate or complete. Further, different parties using different assumptions and estimates could have derived a different estimated value per share, which could be significantly different from our estimated value per share. The estimated per share value does not represent: (i) the price at which our shares would trade at a national securities exchange, (ii) the amount per share a stockholder would obtain if he, she or it tried to sell his, her or its shares or (iii) the amount per share stockholders would receive if we liquidated our assets and distributed the proceeds after paying all our expenses and liabilities. Accordingly, with respect to the estimated value per share, we can give no assurance that:

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

•
the estimated transaction costs, closing costs and contingencies related to the disposition of our student housing platform and certain of our multi-tenant retail properties reflected in our estimated value were incurred at the level estimated by the Company;

•
the methodology used to estimate our value per share would be acceptable to the Financial Industry Regulatory Authority ("FINRA") or that the estimated value per share will satisfy the applicable annual valuation requirements under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and the Code with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code; or

•	this estimated value will increase, stay at the current level, or not continue to decrease, over time.

There is no assurance that we will be able to continue paying cash distributions or that distributions will increase over time.
Historically we have paid, and we intend to continue to pay, regular cash distributions to our stockholders. We reduced our annual distribution rate from $0.13 per share of common stock to $0.0675 per share of common stock, beginning with the quarterly distribution paid in October 2016. The adjustment to the distribution rate equates to a 2016 calendar year total distribution of $0.09875 per share (an annual rate of $0.13 per share through June 30, 2016 and an annual rate of $0.0675 per share from July 1, 2016 to year-end). Our board of directors considered a number of factors in establishing the new distribution rate, including the items set forth below.

•
Sale of Student Housing Properties. As previously disclosed, University House produced significant cash flow for us. Because University House is no longer part of our portfolio, the previous distribution rate was not sustainable.

•
Spin-Off of Highlands. The Highlands spin-off was also a factor in establishing the new distribution rate because several of the assets included in the spin-off produced cash flow for us and are no longer part of our portfolio.

•
Retail Platform Capital Rotation Strategy. In addition to considering the dispositions of University House and Highlands, our board of directors considered our retail platform capital rotation strategy. The board of directors determined that it is in the best interest of the Company to retain additional operating cash flow, especially during the execution of our capital rotation strategy of refining our multi-tenant retail portfolio by disposing of multi-tenant retail assets in non-core, non-growth markets and redeploying that capital into multi-tenant retail assets in higher growth, target markets.

•
Pursuit of Flexible Low-Levered Balance Sheet. Our board of directors also considered that the additional retained operating cash flow will help maintain a flexible low debt balance sheet in the future and diminish the impact of upcoming debt maturities. Furthermore, we expect that executing on this capital strategy will put us in a better position to evaluate various strategic transactions and potentially pursue a transaction aimed at achieving liquidity for our stockholders.

As we execute on our retail strategy, our board expects to evaluate our distribution rate on a quarterly basis. See "Outlook" for more information regarding our retail strategy.
There are many factors that can affect the availability and timing of cash distributions, such as our ability to earn positive yields on our real estate assets, the yields on securities in which we invest and our operating expense levels, as well as many other variables. Our portfolio strategy may also affect our ability to pay our cash distributions if we are not able to timely reinvest the capital we receive from our property dispositions. There is no assurance that we will be able to continue paying distributions at the current level or that the amount of distributions will increase, or not continue to decrease, over time. Even if we are able to continue paying distributions, the actual amount and timing of distributions is determined by our board of directors in its discretion and typically depends on the amount of funds available for distribution, which depends on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time.
Funding distributions from sources other than cash flow from operating activities may negatively impact our ability to sustain or pay future distributions and result in us having less cash available for other uses, such as property purchases.
If our cash flow from operating activities is not sufficient to fully fund the payment of distributions, the level of our distributions may not be sustainable and some of or all our distributions will be paid from other sources. For the year ended December 31, 2016, distributions were paid from cash flow from operations, distributions from unconsolidated entities and gain on sales of properties.
We may pay distributions from sources other than cash flow from operations or funds from operations, including funding such distributions from external financing sources, which may not be available at commercially attractive terms. To the extent that the aggregate amount of cash distributed with respect to our stock in any given year exceeds the amount of our current and accumulated earnings and profits allocable to such stock for the same period, the excess amount will be deemed a return of capital for federal income tax purposes, rather than a return on capital, to the extent of the stockholder's tax basis in our stock, and any remaining excess amount will be treated as capital gain. Furthermore, in the event that we are unable to fund future distributions from our cash flows from operating activities, the value of your shares upon any listing of our stock, the sale of our assets or any other liquidity event may be materially adversely affected.
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
We may issue additional equity or debt securities in the future in order to raise capital. Additional issuances of equity securities would dilute the investment of our current stockholders.
Issuing additional equity securities to finance future developments and acquisitions instead of incurring additional debt would dilute the interests of our existing stockholders. Our ability to execute our business and growth plan depends on our access to an appropriate blend of capital, which could include a line of credit and other forms of secured and unsecured debt, equity financing, or joint ventures.
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
In order for us to qualify as a REIT under the Code, no more than 50% of the outstanding shares of our common stock may be beneficially owned, directly or indirectly, by five or fewer individuals at any time during the last half of each taxable year. Unless exempted by our board of directors, prospectively or retroactively, our charter prohibits any persons or groups from beneficially or constructively owning more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of the outstanding shares of our common stock. These provisions may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets that might involve a premium price for holders of our common stock.
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
Our board of directors or a committee of our board of directors may change our investment policies without stockholder approval, which could alter the nature of your investment.
Our investment policies may change over time. The methods of implementing our investment policies may also vary, as new investment techniques are developed. Our investment policies, the methods for implementing them, and our other objectives, policies and procedures may be altered by our board of directors or a committee of our board of directors without the approval of our stockholders. As a result, the nature of your investment could change without your consent. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk and commercial real property market fluctuations, all of which could materially and adversely affect our ability to achieve our investment objectives.
The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.
We have deposited our cash and cash equivalents in several banking institutions in an attempt to minimize exposure to the failure of any one of these entities. However, the Federal Deposit Insurance Corporation ("FDIC") generally only insures limited amounts per depositor per insured bank. At December 31, 2016, we had cash and cash equivalents and restricted cash deposited in interest-bearing transaction accounts at certain financial institutions exceeding these federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest.
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
In order to continue to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, annually to our stockholders (the “90% Distribution Requirement”). To the extent that we satisfy the 90% Distribution Requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under the Code.
The prohibited transactions tax may limit our ability to dispose of our properties, and we could incur a material tax liability if the Internal Revenue Service (the "IRS") successfully asserts that the 100% prohibited transaction tax applies to some or all of our dispositions.
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
In order to satisfy the 90% Distribution Requirement, the dividends we paid during our 2014 and prior taxable years must not have been "preferential." For our 2014 and prior taxable years and for any future taxable year in which we do not qualify as a "publicly offered REIT" (i.e., a REIT required to file annual and periodic reports with the SEC), a dividend determined to be preferential will not qualify for the dividends paid deduction. To have avoided paying preferential dividends, we must have treated every stockholder of a class of stock with respect to which we made a distribution the same as every other shareholder of that class, and we must not have treated any class of stock other than according to its dividend rights as a class. For example, if certain shareholders received a distribution that was more or less (on a per-share basis) than the distributions received by other stockholders of the same class, the distribution would be preferential. If any part of a distribution was preferential, none of that distribution would be applied towards satisfying the 90% Distribution Requirement.
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
In order to continue to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our capital stock under this requirement. Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of a taxable year. To help ensure that we satisfy these tests, our charter restricts the acquisition and ownership of shares of our capital stock. However, these ownership limits might delay or prevent a transaction or a change in our control or other business combination opportunities.
Our charter authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors (prospectively or retroactively), our charter prohibits any persons or groups from beneficially or constructively owning more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of the outstanding shares of our common stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 9.8% stock ownership limit would result in our failing to qualify as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to attempt to, or continue to, qualify as a REIT or that compliance is no longer required in order for us to qualify as a REIT.
If our leases are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT.
To qualify as a REIT, we must satisfy two gross income tests, pursuant to which specified percentages of our gross income must be passive income such as rent. For the rent we receive under our leases to be treated as qualifying income for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement. There are no controlling Treasury regulations, published rulings or judicial decisions involving leases with terms substantially the same as our former hotel leases that discuss whether such leases constitute true leases for federal income tax purposes. We believe that all our leases, including our former hotel leases, will be respected as true leases for federal income tax purposes. There can be no assurance, however, that the IRS will agree with this characterization. If a significant portion of our leases were not respected as true leases for federal income tax purposes, we would not be able to satisfy either of the two gross income tests and we would likely lose our REIT status.

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
We believe that the rent paid by our TRSs that leased our former hotels was qualifying income for purposes of the REIT gross income tests and that our TRSs qualified to be treated as "taxable REIT subsidiaries" for federal income tax purposes, but there can be no assurance that the IRS will not challenge this treatment or that a court would not sustain such a challenge. If the IRS successfully challenged this treatment, we would likely fail to satisfy the asset tests applicable to REITs and a significant portion of our income would fail to qualify for the gross income tests. If we failed to satisfy either the asset or gross income tests, we would likely lose our REIT qualification for federal income tax purposes, unless we qualified for certain statutory relief provisions.
If our former hotel managers did not qualify as "eligible independent contractors," we may be deemed to have failed to qualify as a REIT. Each of the hotel management companies that entered into a management contract with our TRSs that leased our former hotels must have qualified as an "eligible independent contractor" under the REIT rules in order for the rent paid to us by TRSs to be qualifying income for gross income tests. Among other requirements, in order to qualify as an eligible independent contractor, (i) a manager must be actively engaged in the trade or business of operating hotels for third parties at the time the manager enters into a management contract with a TRS lessee and (ii) the manager must not own more than 35% of our outstanding shares (by value) and no person or group of persons can own more than 35% of our outstanding shares and the ownership interests of the manager. Although we believe that all our former hotel managers qualified as eligible independent contractors, no complete assurance can be provided that the IRS will not successfully challenge that position.
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
At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation, or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation. In addition, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2016, our retail portfolio consisted of 71 wholly owned multi-tenant retail assets, with an average of approximately 171,200 square feet per asset. The assets are located in 19 states and principally in primary or secondary markets. Of our wholly owned gross leasable area ("GLA'"), approximately 25.0%, 13.4% and 10.6% of our assets are located in Texas, North Carolina, and Georgia, respectively.
We own the following types of multi-tenant retail centers:

•
Community or neighborhood centers, which are generally open air and designed for tenants that offer a wide array of types of merchandise including groceries, apparel and other soft goods. Typically, community centers contain large anchor stores and a significant presence of national retail tenants. Our neighborhood shopping centers are generally smaller open air centers with a grocery store anchor and/or drugstore, and other small service type retailers.

•
Power centers are generally larger and consist of several anchors, such as discount department stores, off-price stores, specialty grocers, warehouse clubs or stores that offer a large selection of merchandise. Typically, the number of specialty tenants is limited and most are national or regional in scope.

We have not experienced bankruptcies or receivable write-offs in our retail portfolio that have materially impacted our results of operations. Our retail business is not highly dependent on specific retailers or specific retail industries, nor is it subject to lease roll over concentration. We believe this minimizes risk to the portfolio from significant revenue variances over time.
The following section sets forth certain summary information about the character of the assets that we wholly owned at December 31, 2016. Certain of our assets are encumbered by mortgages, totaling $434.7 million as of December 31, 2016. Additional detail about the properties can be found on Schedule III – Real Estate and Accumulated Depreciation.
Unless otherwise noted, all dollar amounts are stated in thousands, except per share and per square foot amounts.
Annualized Base Rent ("ABR") is computed as revenue for the last month of the period multiplied by twelve months. ABR includes the effect of rent abatements, lease inducements, straight-line rent GAAP adjustments and ground rent income. ABR per square foot is computed as ABR divided by the total occupied square footage at the end of the period. Specialty leasing, which is defined as leases of less than one year in duration for inline space (and includes any term length for a common area space), is excluded from the ABR and occupied square footage figures when computing the ABR per square foot. Prior year ABR per square foot excludes assets sold or classified as discontinued operations.
Economic occupancy is defined as the percentage of total GLA for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased. Actual use may be less than economic square footage. Prior year economic occupancy excludes assets sold or classified as discontinued operations.
The following table sets forth information regarding our ten largest individual tenants at our wholly owned properties in descending order based on annualized base rent paid in 2016.

Tenant Name	Total ABR	Percent of Total ABR	Leased GLA (square feet)	Percentage of Total GLA
Ross Dress for Less	$7,681	4.3%	703,518	5.7%
Best Buy	7,255	4.1%	506,785	4.1%
PetSmart	5,387	3.0%	395,983	3.2%
Michaels	3,614	2.0%	304,647	2.5%
Dick's Sporting Goods	3,355	1.9%	285,073	2.3%
Publix	2,614	1.5%	307,363	2.5%
Bed Bath & Beyond	3,176	1.8%	291,001	2.3%
U.S. Government (a)	2,431	1.4%	80,580	0.7%
Old Navy	2,368	1.3%	162,727	1.3%
Kroger	2,269	1.3%	305,905	2.5%
Totals	$40,150		3,343,582

(a)	This tenant leases space in our one remaining non-core office asset.

The following table summarizes our multi-tenant retail assets as of December 31, 2016.

Property type	No. of Assets	Total GLA (square feet)	Average Rent per leased square foot	Economic Occupancy
Community and neighborhood centers	38	3,551,094	$15.81	93%
Power centers	33	8,604,815	14.90	94%
Totals	71	12,155,909	$15.17	93%

IAGM retail joint venture (a)	15	2,977,507	$16.54	94%

(a)	IAGM is a 55% owned retail joint venture partnership between the Company and PGGM.
The following table represents lease expirations for our wholly owned multi-tenant retail assets as of December 31, 2016.

Lease Expiration Year	No. of Expiring Leases	GLA of Expiring Leases (square feet)	ABR of Expiring Leases	Percent of Total GLA	Percent of Total ABR	Expiring ABR per square foot
2017	215	856,242	$16,051	7.6%	9.4%	$18.75
2018	229	1,411,476	22,196	12.4%	13.0%	15.73
2019	245	1,874,944	26,775	16.5%	15.6%	14.28
2020	223	1,324,123	21,574	11.7%	12.6%	16.29
2021	201	1,319,411	20,906	11.6%	12.2%	15.85
2022	126	1,358,034	19,041	12.0%	11.1%	14.02
2023	48	721,096	10,135	6.4%	5.9%	14.05
2024	55	722,215	9,121	6.4%	5.3%	12.63
2025	55	389,784	7,121	3.4%	4.2%	18.27
2026	45	288,549	4,890	2.5%	2.9%	16.95
Month to Month	40	110,818	2,090	1.0%	1.2%	18.86
Thereafter	45	911,774	10,974	8.1%	6.4%	12.04
Specialty (a)	130	50,721	351	0.4%	0.2%	6.91
Totals	1,657	11,339,187	$171,225	100%	100%	$15.10

(a)
Specialty leasing represents leases of less than one year in duration for inline space and includes any term length for a common area space. Examples include retail holiday stores, storage, and short-term clothing and furniture consignment stores. Specialty leasing may also include any term length for a common area space, including but not limited to: tent sales, automated teller machines, cell towers, billboards, and vending.

We believe the percentage of leases expiring annually over the next five years may allow us to capture an appropriate portion of potential future market rent increases while allowing us to manage any potential re-leasing risk. For purposes of preparing the table, we have not assumed that contractual lease options contained in certain of our leases and which have not yet been exercised as of December 31, 2016 will in fact be exercised.

The following table represents lease spread metrics for leases that commenced during the year ended December 31, 2016 compared to expiring leases for the same or previous tenant in the same unit at our wholly owned properties.

All Tenants	No. of Leases Commenced as of Dec 31, 2016	GLA SF	New Contractual Rent ($PSF) (b)	Prior Contractual Rent ($PSF) (b)	% Change over Prior Contract Rent (b)	Weighted Average Lease Term (years)	Tenant Improvement Allowance ($PSF)	Lease Commissions ($PSF)
Comparable Renewal Leases (a)	145	882,656	$15.76	$14.96	5.3%	4.7	$0.09	$0.02
Comparable New Leases (a)	17	33,606	$22.90	$24.09	(4.9)%	7.0	$13.96	$7.58
Non-Comparable Renewal and New Leases	56	297,743	$16.61	n/a	n/a	8.2	$21.06	$5.25
Total	218	1,214,005	$16.02	$15.29	4.8%	5.6	$5.62	$1.51

Anchor tenants (leases over 10,000 square feet)
Comparable Renewal Leases (a)	23	590,007	$11.95	$11.37	5.1%	4.7	$—	$—
Comparable New Leases (a)	—	—	$—	$—	—%	—	$—	$—
Non-Comparable Renewal and New Leases	7	127,879	$11.83	n/a	n/a	8.5	$18.10	$4.36
Total	30	717,886	$11.95	$11.37	5.1%	5.4	$3.22	$0.78

Non-anchor tenants (leases under 10,000 square feet)
Comparable Renewal Leases (a)	122	292,649	$23.44	$22.20	5.6%	4.8	$0.28	$0.06
Comparable New Leases (a)	17	33,606	$22.90	$24.09	(4.9)%	7.0	$13.96	$7.58
Non-Comparable Renewal and New Leases	49	169,864	$20.21	n/a	n/a	7.9	$23.29	$5.93
Total	188	496,119	$23.39	$22.40	4.4%	6.0	$9.09	$2.58

(a)
Comparable new and renewal leases are defined as a lease that meets all of the following criteria: same unit, square footage of unit remains unchanged or within 10% of prior unit square footage, consistent rent structure, and, for new leases, leased within one year of the prior tenant.

(b)	Non-comparable leases are not included in totals.
As of December 31, 2016, we had wholly owned GLA totaling 1,396,636 square feet expire in 2016, of which 1,049,831 was rolled over. This achieved a retention rate of 75%.
Item 3. Legal Proceedings
We are subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, we believe, based on currently available information, that the final outcome of such matters will not have a material adverse effect on our consolidated financial statements.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our shares of common stock are not listed on a national securities exchange and there is not otherwise an established public trading market for our shares. We publish an estimated per share value of our common stock to assist broker dealers that sold our common stock in our initial and follow-on "best efforts" offerings to comply with the rules published by FINRA.  On May 9, 2016, we announced an estimated value of our common stock as of May 1, 2016 equal to $3.14 per share.
The board of directors engaged Real Globe, an independent third-party real estate advisory firm, to estimate the per share value of our common stock on a fully diluted basis as of May 1, 2016. Real Globe has extensive experience estimating the fair values of commercial real estate. The report furnished to the audit committee by Real Globe complies with the reporting requirements set forth under Standard Rule 2-2(a) of the Uniform Standards of Professional Appraisal Practice and is certified by a member of the Appraisal Institute with the MAI designation. The Real Globe report, dated May 3, 2016, reflects values as of May 1, 2016. Real Globe does not have any direct or indirect interests in any transaction with us or in any currently proposed transaction to which we are a party, and there are no conflicts of interest between Real Globe, on one hand, and ourselves or any of our directors, on the other.
To estimate our per share value, Real Globe utilized the "net asset value" or "NAV" method which is based on the fair value of real estate, real estate related investments and all other assets, less the fair value of total liabilities, and also included an estimate of the transaction fees, closing costs and contingencies the Company is expected to incur pursuant to its executed stock purchase agreement entered into in connection with the sale of its student housing platform. The estimated transaction fees, closing costs and contingencies were provided to Real Globe by the Company; however, there were no assurances that such costs would be incurred at the level estimated by the Company. The fair value estimate of the real estate assets is equal to the sum of its individual real estate values. Generally, Real Globe estimated the value of the Company’s wholly-owned core and non-core real estate and real estate-related assets, using a discounted cash flow approach, or "DCF", of projected net operating income, less capital expenditures, for each property, for the ten-year hold period ending April 30, 2026, and applying a market supported discount rate and capitalization rate. For all other assets, including cash, other current assets, joint ventures, land developments, and marketable securities, fair value was determined separately. Real Globe also estimated the fair value of the Company’s long-term debt obligations, including the current liabilities, by comparing market interest rates to the contract rates on the Company’s long-term debt and discounting to present value the difference in future payments. Real Globe determined NAV in a manner consistent with the definition of fair value under GAAP set forth in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 820, Fair Value Measurement, and in accordance with the Investment Program Association Practice Guideline 2013-01, "Valuations of Publicly Registered Non-Listed REITS", dated April 29, 2013, other than the deduction of an estimate of the transaction fees, closing costs and contingencies the Company was expected to incur pursuant to its executed stock purchase agreement entered into in connection with the sale of its student housing platform.
NAV per share was estimated by subtracting the fair value of the total liabilities from the fair value of the total assets and dividing the result by the number of common shares outstanding on a fully diluted basis as of May 1, 2016. Real Globe then applied a discount rate and capitalization rate sensitivity analysis on the terminal capitalization and discount rates used to value all wholly owned real estate assets, resulting in a value range equal to $3.04– $3.34 per share, net of estimated transaction fees, closing costs and contingencies the Company was expected to incur pursuant to its executed stock purchase agreement entered into in connection with the sale of its student housing platform. The mid-point in that range was $3.18.
On May 6, 2016, the board of directors met to review and discuss Real Globe’s report. Following this review, the Board unanimously determined a new estimate for per share value as of May 1, 2016 equal to $3.14 per share. In establishing the estimated per share value of $3.14, in addition to using Real Globe’s analysis, and assuming an exit capitalization rate equal to 6.40% and a discount rate equal to 7.74%, the board of directors also determined it was appropriate to deduct estimated closing costs, transaction fees and contingencies related to the planned disposition of certain multi-tenant retail properties contemplated pursuant to the Company’s strategic plan. There were no assurances that such costs would be incurred at the level estimated by the Company.
As with any methodology used to estimate value, the methodology employed by Real Globe and the recommendations made by the Company were based upon a number of estimates and assumptions that may not be accurate or complete. Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our estimated value per share. The estimated per share value does not represent (i) the amount at which our shares would trade at on a national securities exchange, (ii) the amount a stockholder would obtain if he or she tried to sell his or her shares or (iii) the amount stockholders would receive if we liquidated our assets and distributed the proceeds after paying all of our expenses and liabilities, including transaction expenses and expenses related to a change in control event. Accordingly, with respect to the estimated value per share, we can give no assurance that:

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

•
the estimated transaction costs, closing costs and contingencies related to the disposition of our student housing platform and certain of our multi-tenant retail properties reflected in our estimated value will be incurred at the level estimated by the Company;

•
the methodology used to estimate our value per share would be acceptable to FINRA or that the estimated value per share will satisfy the applicable annual valuation requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and the Code, with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code; or

•	this estimated value will increase, stay at the current level, or not continue to decrease, over time.
The estimated value per share was determined by our board of directors on May 6, 2016 and reflects the fact that the estimate was calculated at a moment in time. The value of our shares will likely change over time and will be influenced by changes to the value of our individual assets as well as changes and developments in the real estate and capital markets. Nevertheless, stockholders should not rely on the estimated value per share in making a decision to buy or sell shares of our common stock.
Issuer Purchases of Equity Securities
On October 27, 2016, the Company announced and commenced a modified “Dutch Auction” tender offer (the “Offer”) for the purchase of up to $200 million in value of shares of our common stock, which expired on December 1, 2016. In accordance with rules promulgated by the SEC, the Company had the option to increase the number of shares of common stock accepted for payment in the Offer by up to 2% of the then-outstanding shares of common stock without amending or extending the Offer. The Company exercised that option and increased the Offer by 14,186,716 shares, or $37.7 million in value, to avoid any proration for the stockholders tendering shares. As a result of the Offer, we accepted for purchase 89,502,449 shares of common stock at a purchase price of $2.66 per share, for an aggregate purchase price of $238.1 million, excluding fees and expenses relating to the Offer. The 89,502,449 shares accepted for purchase in the Offer represented approximately 10.4% of the shares of common stock outstanding as of November 7, 2016.
During the three months ended December 31, 2016, we repurchased shares of common stock pursuant to the Offer as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Programs
October 1 to October 31, 2016	-	-	-	-
November 1 to November 30, 2016	-	-	-	-
December 1 to December 31, 2016	89,502,449	$2.66	-	-
Total	89,502,449	$2.66	-	-
(a) A description of the Offer is included in the narrative preceding this table.

Stockholders
As of March 10, 2017, we had 156,654 stockholders of record.
Distributions
We have been paying cash distributions since October 2005. In October 2015, we moved from monthly to quarterly distributions. Our distributions are paid one quarter in arrears. During the years ended December 31, 2016 and 2015, we declared cash distributions totaling $83.6 million and $138.6 million, respectively. During the years ended December 31, 2016 and 2015, we paid cash distributions of $98.6 million and $146.5 million, respectively. For Federal income tax purposes for the years ended December 31, 2016 and 2015, 32.5% and 92.0%, respectively, of the distributions paid would be taxable as a return of capital in the applicable year. Of the remaining portion of the distributions paid for the year ended December 31, 2016, 17.8% would be taxable as ordinary dividends and 49.7% would be taxable as capital gains dividends. Included in the distributions in 2016 was the Highlands' stock distribution to our shareholders as a result of the Highlands spin-off.
Notification Regarding Payments of Distributions
Stockholders should be aware that the method by which a stockholder has chosen to receive his or her distributions affects the timing of the stockholder's receipt of those distributions. Specifically, under our transfer agent's payment processing procedures, distributions are paid in the following manner:
(1) those stockholders who have chosen to receive their distributions via wire transfer receive their distributions on the distribution payment date (as determined by our board of directors);
(2) those stockholders who have chosen to receive their distributions by paper check are typically mailed those checks on the distribution payment date, but sometimes paper checks are mailed on the day following the distribution payment date; and
(3) for those stockholders holding shares through a broker or other nominee, the distribution payments are wired, or paper checks are mailed, to the broker or other nominee on the day following the distribution payment date.
All stockholders who hold shares directly in record name may change at any time the method through which they receive their distributions from our transfer agent, and those stockholders will not have to pay any fees to us or our transfer agent to make such a change. Accordingly, each stockholder may select the timing of receipt of distributions from our transfer agent by selecting the method above that corresponds to the desired timing for receipt of the distributions. Because all stockholders may elect to have their distributions sent via wire transfer on the distribution payment date, we treat all of our stockholders, regardless of the method by which they have chosen to receive their distributions, as having constructively received their distributions from us on the distribution payment date for Federal income tax purposes.
Stockholders who hold shares directly in record name and who would like to change their distribution payment method should complete a "Change of Distribution Election Form." The form is available on our website under "Investor Relations-Forms page."
We note that the payment method for stockholders who hold shares through a broker or nominee is determined by the broker or nominee. Similarly, the payment method for stockholders who hold shares in a tax-deferred account, such as an individual retirement account, is generally determined by the custodian for the account. Stockholders that currently hold shares through a broker or other nominee and would like to receive distributions via wire transfer or paper check should contact their broker or other nominee regarding their processes for transferring shares to record name ownership. Similarly, stockholders who hold shares in a tax-deferred account may need to hold shares outside of their tax-deferred accounts to change the method through which they receive their distributions. Stockholders who hold shares through a tax-deferred account and who would like to change the method through which they receive their distributions should contact their custodians regarding the transfer process and should consult their tax advisor regarding the consequences of transferring shares outside of a tax-deferred account.
Recent Sales of Unregistered Securities
None.

Item 6. Selected Financial Data
The following table shows our consolidated selected financial data relating to our consolidated historical financial condition and results of operations required by Item 301 of Regulation S-K. Such selected data should be read in conjunction with "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes appearing elsewhere in this report (dollar amounts are stated in thousands, except share and per share amounts).

	As of and for the year ended December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Total assets (a)	$2,786,754	$4,204,923	$7,497,316	$9,662,464	$10,759,884
Debt, net (a)	$730,605	$1,094,651	$1,991,608	$3,641,552	$6,006,146
Operating Data:
Total income (a)	$249,692	$267,506	$282,709	$456,285	$909,661
Total interest and dividend income	$11,849	$11,767	$12,711	$18,855	$23,377
Net income (loss)	$252,722	$3,464	$486,642	$244,048	$(69,338)
Net income (loss) per common share, basic and diluted	$0.29	$0.01	$0.55	$0.27	$(0.08)
Common Stock Distributions:
Distributions declared to common stockholders	$83,633	$138,614	$436,875	$450,106	$440,031
Distributions paid to common stockholders	$98,606	$146,510	$438,875	$449,253	$439,188
Distributions declared per weighted average common share	$0.10	$0.16	$0.50	$0.50	$0.50
Distributions paid per weighted average common share	$0.12	$0.17	$0.50	$0.50	$0.50
Supplemental Non-GAAP Measures:
Funds from operations (b)	$145,188	$247,245	$442,511	$459,607	$476,713
Modified net operating income (c)	$168,636	$184,953	$190,664	$215,350	$226,038
Cash Flow Data:
Cash flows provided by operating activities (a)	$120,531	$194,734	$340,335	$422,813	$456,221
Cash flows (used in) provided by investing activities (a)	$1,067,999	$(164,274)	$1,922,890	$922,624	$(118,162)
Cash flows used in financing activities	$(994,565)	$(560,325)	$(1,849,312)	$(1,246,979)	$(335,443)
Other Information:
Weighted average number of common shares outstanding, basic and diluted	854,638,497	861,830,627	878,064,982	899,842,722	879,685,949

(a)
Throughout 2015 and 2016, we continued to implement a strategy of focusing, tailoring, and refining our portfolio of real estate assets to enhance stockholder value for our stockholders. Information regarding our acquisitions and dispositions in 2015 and 2016 can be found in "Note 3. Acquired Properties" and "Note 4. Disposed Properties", respectively.

(b)
The National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as FFO, or Funds from Operations. Our FFO, which is based on the NAREIT definition, is net income (loss) in accordance with GAAP excluding gains (or losses) resulting from dispositions of properties, plus depreciation and amortization and impairment charges on depreciable property, after adjustments for unconsolidated partnerships and joint ventures in which we hold an interest, and extraordinary items. We have adopted the NAREIT definition in our calculation of NAREIT FFO Applicable to Common Shares as management considers FFO a widely accepted and appropriate measure of performance for REITs.

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
The Company believes that FFO is a better measure of properties' operating performance because FFO excludes non-cash items from GAAP net income. FFO is neither intended to be an alternative to "net income" nor to "cash flows from operating activities" as determined by GAAP as a measure of the Company's capacity to pay distributions. Other REITs may use alternative methodologies for calculating similarly titled measures, which may not be comparable to the Company's calculation of NAREIT FFO Applicable to Common Shares. FFO is calculated as follows:

		Year ended December 31,
		2016	2015	2014
Funds from Operations:
	Net income	$252,722	$3,464	$486,642
Add:	Depreciation and amortization related to investment properties	115,317	162,412	331,683
	Our share of depreciation and amortization related to investment in unconsolidated entities	14,965	13,143	39,247
	Provision for asset impairment, continuing operations	41,139	108,154	9,175
	Provision for asset impairment, discontinued operations	76,583	—	76,264
	Impairment of investment in unconsolidated entities (i)	—	—	8,464
	Loss on contribution of real estate to an unconsolidated joint venture	—	12,919	—
Less:	Gains from property sales and transfer of assets	354,104	40,682	360,934
	Our share of gains from sales reflected in equity in earnings of unconsolidated entities	—	11,839	78,705
	Gains from sales of investment in unconsolidated entities, continuing operations	—	326	64,816
	Gains from sales of investment in unconsolidated entities, discontinued operations	1,434	—	4,509
	NAREIT FFO Applicable to Common Shares	$145,188	$247,245	$442,511

(i)
The impairment of investment in unconsolidated entities for the year ended December 31, 2014 is included within discontinued operations. There was no impairment of investment in unconsolidated entities recorded as part of continuing operations for the year ended December 31, 2016, 2015 and 2014.

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

	Year ended December 31,
	2016	2015	2014
(Gain) loss on extinguishment of debt, continuing operations	$10,498	$4,568	$(34,679)
Stock-based compensation expense	3,737	2,515	—
Amortization of mark to market debt discounts	3,301	4,955	5,919
Loss on extinguishment of debt, discontinued operations	2,826	—	76,659
Impairment on securities	1,327	—	—
Expensed acquisition costs	1,160	1,374	1,529
Straight-line rental income	20	24	(3,326)
Amortization of above and below market leases, net	(4,255)	(1,907)	(273)
Gain on notes receivable	—	(4,098)	—

(c)
The Company believes modified net operating income provides comparability across periods when evaluating financial condition and operating performance. Modified net operating income reflects the income from operations excluding lease termination income and GAAP rent adjustments (such as straight line rent and above/below market lease amortization) in order to provide a comparable presentation of operating activity across periods. Net operating income excludes interest expense, depreciation and amortization, general and administrative expenses, net income of noncontrolling interest, and other investment income from corporate investments.

The following table reflects a reconciliation of modified net operating income to the net income attributable to the Company on the consolidated statements of operations and other comprehensive income.

	Year ended December 31,
	2016	2015	2014
Net income	$252,722	$3,464	$486,642

Reconciliation of modified NOI to Net income
Modified NOI	168,636	184,953	190,664
Adjustments to modified NOI (i)	7,117	4,608	4,864
Net operating income	175,753	189,561	195,528
Less:
Other fee income	4,348	3,820	1,121
Non-allocated expenses (ii)	(140,257)	(158,353)	(161,291)
Other income and expenses (iii)	78,944	12,367	140,767
Equity in earnings of unconsolidated entities	9,299	35,078	81,329
Provision for asset impairment	(41,139)	(108,154)	(9,175)
Net income (loss) from continuing operations	86,948	(25,681)	248,279
Net income from discontinued operations	165,774	29,145	238,363
Net income	$252,722	$3,464	$486,642

(i)
Includes adjustments for items that affect the comparability of, and were excluded from results. Such adjustments include lease termination income and GAAP rent adjustments (such as straight line rent and above/below market lease amortization).

(ii)	Non-allocated expenses consist of general and administrative expenses, and depreciation and amortization.

(iii)
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
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis relates to the years ended December 31, 2016, 2015 and 2014 and as of December 31, 2016 and 2015. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this Annual Report. Unless otherwise noted, all dollar amounts are stated in thousands.
Overview
We have been implementing our strategy of focusing our portfolio as described in more detail below under "Highlights for the year ended December 31, 2016" and "Recent Activities." As of December 31, 2016, we wholly owned 71 multi-tenant retail assets with 12.2 million square feet and one non-core office asset with 0.3 million square feet. We also manage 15 multi-tenant retail assets included as part of our joint venture, IAGM, which is a joint venture partnership between the Company and PGGM.
On a consolidated basis, substantially all of our income and related cash flows from operations for the year ended December 31, 2016 were generated by collecting rental payments from our tenants, distributions from unconsolidated entities and dividend income earned from investments in marketable securities. Also, on a consolidated basis, substantially all of our expenses and related cash flows from operations for the year ended December 31, 2016 relate to the operation of our properties and the interest expense on our mortgages. Our property operating expenses include, but are not limited to real estate taxes, regular repair and maintenance, utilities, and insurance (some of which are recoverable from our tenants).
In evaluating our financial condition and operating performance, management focuses on the following financial and non-financial indicators, discussed in further detail herein:

•	FFO, a supplemental non-GAAP measure to net income determined in accordance with GAAP;

•
Property net operating income ("NOI"), which excludes interest expense, depreciation and amortization, general and administrative expenses, net income of noncontrolling interest, and other investment income from corporate investments;

•	Modified NOI, which reflects the income from operations excluding lease termination income and GAAP rent adjustments;

•	Cash flow from operations as determined in accordance with GAAP;

•	Economic and physical occupancy and rental rates;

•	Leasing activity and lease rollover;

•	Management of operating expenses;

•	Management of general and administrative expenses;

•	Debt maturities and leverage ratios; and

•	Liquidity levels.

Highlights for the year ended December 31, 2016
Transaction and Capital Markets Highlights
Acquisitions and Dispositions
During the year ended December 31, 2016, the Company completed $2.4 billion of real estate transactions, including, but not limited to, the following:

•
Acquired eight multi-tenant retail assets for an aggregate gross acquisition price of approximately $465.2 million and assumed mortgage debt of $16.0 million on one acquisition as part of non-cash financing activities. (see Note 3. Acquired Properties, in the consolidated financial statements for details);

•
We completed the spin-off of our subsidiary, Highlands REIT, Inc., representing the disposition of approximately $151.1 million of net assets. Highlands’ real property assets consisted of seven single- and multi-tenant office assets, two industrial assets, six retail assets, two correctional facilities, four parcels of unimproved land and one bank branch. (see Note 4. Disposed Properties, in the consolidated financial statements for details);

•
We completed the sale of our student housing platform, University House, for a gross sales price of approximately $1.41 billion, with final net proceeds, after debt repayment and transaction costs, of approximately $845 million. (see Note 4. Disposed Properties, in the consolidated financial statements for details); and

•	We disposed of one student housing asset and one non-core asset for an aggregate gross disposition price of $34.7 million.
Joint Venture Activity
We manage 15 multi-tenant retail assets owned by our joint venture, IAGM, a retail joint venture partnership between the Company as 55% owner and PGGM. The Company is responsible for the management and leasing of the multi-tenant retail assets included in the IAGM joint venture and accounts for its investment in the IAGM joint venture using the equity method. During the years ended December 31, 2016, 2015 and 2014, we earned other fee income of $4,348, $3,820, and $1,121, respectively, which are fees derived from property management, asset management, leasing commissions and other fees earned from providing services to IAGM.
During the first quarter of 2016 and prior to the sale of University House, our partner in a student housing joint venture purchased our partnership interest in the joint venture. A gain on the termination of this student housing joint venture of $1.4 million was recognized for the year ended December 31, 2016 as a part of income from discontinued operations.
In addition, we received nonrecurring distributions that are in excess of two joint venture investments' carrying value by $5.2 million during the year ended December 31, 2016.
Capital Markets
In 2016, we repaid or extinguished approximately $1,586.0 million of outstanding debt, which included $372.8 million related to the sale of University House, $406.0 million related to the spin-off of Highlands, and $807.2 million related to assets not classified as discontinued operations, of which $591.8 was paid down on debt on assets not sold and $215.4 million related to the payoff of debt on disposed assets. These decreases were offset by $436.5 million related to new borrowings, resulting in a net debt balance of $730.6 million as of December 31, 2016 compared to $1,094.7 million at December 31, 2015.
Our board of directors considered the diminished cash flow that resulted from these strategic dispositions, as well as the need to retain cash flow to support our retail capital rotation strategy and pursuit of a lower-levered balance sheet, when establishing a new lower distribution rate, effective for the quarterly distribution paid in October 2016. Our board of directors expects to evaluate our distribution rate on a quarterly basis as we execute on our retail strategy. See "- Distributions" and "- Outlook" for more information.
On October 27, 2016, the Company announced and commenced the Offer for the purchase of up to $200 million in value of shares of our common stock, which expired on December 1, 2016. As a result of the Offer, we accepted for purchase 89,502,449 shares of common stock at a purchase price of $2.66 per share, for an aggregate purchase price of $238.1 million, excluding fees and expenses relating to the Offer. The 89,502,449 shares accepted for purchase in the Offer represented approximately 10.4% of the shares of common stock outstanding as of November 7, 2016. See " - Liquidity and Capital Resources" below.

Recent Activities
Subsequent to December 31, 2016, we:

•	Received $9.1 million of the cash deposited into escrow as a result of the final post closing obligation settlement with the purchaser of University House.

•
Received proceeds from trades settled on marketable securities sold in 2016 with a cost basis of $35.1 million and an approximate realized a gain on these sales of $13.7 million, which includes Xenia securities with a cost basis of $10.1 million and an approximate realized gain of $3.0 million; and

On March 16, 2017, our board of directors approved an approximately 3% increase to our annual distribution rate, from $0.0675 per share of common stock to $0.0695 per share of common stock, effective for the next quarterly distribution. Distributions payable on April 6, 2017 to each stockholder of record as of March 31, 2017 will be in the amount of $0.017375 per share of common stock.
Acquisitions
Subsequent to December 31, 2016, we acquired the following multi-tenant retail assets:

•	Campus Marketplace in San Marcos, California on January 6, 2017. This community center consists of approximately 144,000 square feet and was purchased at a gross acquisition price of $73.4 million.

•
Paraiso Parc and Westfork Plaza in Pembroke Pines, Florida on February 1, 2017. Combined, these power centers consist of approximately 366,000 square feet and were purchased at an aggregate gross acquisition price of $163.0 million.

•
The Shops at Town Center in Germantown, Maryland on February 21, 2017. This community center consists of approximately 125,000 square feet and was purchased at a gross acquisition price of $53.6 million.

Dispositions
Subsequent to December 31, 2016 we disposed of Penn Park, a multi-tenant retail asset located in Oklahoma City, at a gain of approximately $2.0 million. This asset consisted of approximately 242,000 square feet and was sold for a gross disposition price of $29.5 million.
Current Strategy and Outlook
We believe that the fundamentals in the retail segment continue to be favorable in our target markets and support our disciplined capital recycling model. Our grocer-anchored and community and neighborhood centers bring consumers to our well-located properties, while our larger-format necessity-based power center retailers continue to adapt their business models to embrace e-commerce and appeal to the consumer's continuing value focus. We see ongoing retailer demand for well-located grocer-anchored and power center assets, further supporting our key market approach. With limited new development and controlled retailer expansion, we believe retail rental rates in our target markets will continue to show improvement.
As we continue to execute our portfolio strategy in 2017, we expect our occupancy rate will increase, driving slight to modest rental income growth across the platform. We have also launched a coordinated program to increase rental income by maximizing re-development opportunities and identifying sites in our current retail portfolio where we can develop pad sites. In addition, we are working with our tenant partners to expand rentable square footage at select properties where demand warrants. The retail rental market continues to show strength and our leasing staff is capitalizing on this by leasing space at favorable rates, while establishing a more favorable tenant mix and identifying complementary uses to maximize tenant performance at our properties. Our property management team is focused on maintaining strong tenant relationships, controlling expenses, and providing an enhanced consumer shopping experience. We continue to implement a property branding program to leverage our market presence in our core markets. We have also implemented a sustainability program at our properties which includes trash recycling, water conservation and programs to reduce energy consumption and expenses.
Following our transition to self-management, we have made a significant commitment to enhancing our operational leadership team with key senior hires in most operational areas of the Company. We continue to make meaningful investments in technology, including enhancements to our data and reporting systems. In addition, as we execute on our disciplined acquisition and disposition program, we continue the expansion of regional offices. In 2016, we opened regional offices in Orlando, Florida; Raleigh, North Carolina; Austin, Texas and La Palma, California.

While our portfolio is geographically diverse, approximately 31% of our retail platform's wholly owned GLA is located in Texas and Oklahoma. While the energy sector continues to fluctuate, to date, we have not experienced a negative impact with respect to our retailers in these markets. Prolonged lower oil prices, however, may negatively impact the economy in Texas, in particular, Houston, where we have several properties. We believe that the long term nature of the retail leases, combined with the national platform of most anchor or big box retailers, mitigates any short- to medium-term impact these retailers may experience. We continue to closely monitor the performance of retailers in these markets.
We continue to execute on our key markets strategy of focusing on high job and high population growth markets. We are opportunistically selling multi-tenant retail properties and exiting markets that are low growth, lack sufficient asset concentration and do not provide a favorable opportunity to build significant asset concentration. We currently operate in over 25 markets. However, as we continue to execute on our strategy, we expect the number of our markets will decrease. This will serve to hone our strategy and provide capital that can be redeployed into our target retail markets.
Our disposition activity, including the sale of our student housing platform in June 2016 and ongoing sales of multi-tenant retail assets, has caused and could continue to cause us to experience dilution in operating performance during the period we dispose of properties. We are redeploying a portion of the sales proceeds with a disciplined approach into strategic multi-tenant retail assets and intend to continue to do so in 2017. We believe this strategy will enhance the overall value of our platform over time.
We believe that our debt maturities over the next five years are manageable, and while we anticipate interest rates will rise over the long term, we expect low interest rates to prevail through 2017. We will fund our distributions with cash flows from operations as well as from unconsolidated entities and a portion of the proceeds from our property sales.
On September 19, 2016, our board approved a reduction to the Company's annual distribution rate effective for the quarterly distribution paid in October 2016. In establishing the new distribution rate, our board considered a number of factors as described in "- Distributions."
As we execute on our retail strategy, our board has been and will continue evaluating our distribution rate on a quarterly basis and, if the board deems appropriate, adjust the rate to take into account our progress in refining and balancing our retail portfolio with stable income producing grocery-anchored properties and open-air power centers, with higher potential income growth, in our target markets. On March 16, 2017, our board of directors approved an approximately 3% increase to our annual distribution rate, from $0.0675 per share of common stock to $0.0695 per share of common stock, effective for the next quarterly distribution. Distributions payable on April 6, 2017 to each stockholder of record as of March 31, 2017 will be in the amount of $0.017375 per share of common stock.
We believe that the continuing refinement of our retail portfolio will position us for future success, maximize long-term value for stockholders, and put us in a position to evaluate and execute on strategic transactions aimed at achieving liquidity for our stockholders. While we believe in our ability to execute on our plan, the speed of completion of this refinement and tailoring is unclear and may be shortened or extended by external and macroeconomic factors such as interest rate movements, national and global economic performance, and government policy changes.

Results of Operations
General
Consolidated Results of Operations
This section describes and compares our results of operations for the years ended December 31, 2016, 2015 and 2014. We generate most of our net income from property operations. In order to evaluate our overall portfolio, management analyzes the operating performance of all properties from period to period and properties we have owned and operated for the same period during each year. Investment properties owned for the entire years ended December 31, 2016 and 2015 and December 31, 2015 and 2014, respectively, are referred to herein as same store properties. All dollar amounts shown in tables are stated in thousands unless otherwise noted (except per share amounts).

	Year ended December 31,
	2016	2015	2014
Net income (loss) from continuing operations	$86,948	$(25,681)	$248,279
Net income from discontinued operations	165,774	29,145	238,363
Net income	252,722	3,464	486,642
Net income per common share, basic and diluted	$0.29	$0.01	$0.55
Our net income from continuing operations of $86.9 million for the year ended December 31, 2016 was primarily driven by a gain on sale of investment properties of $117.8 million on 28 multi-tenant retail assets not included in discontinued operations and was offset by a provision for asset impairment of $41.1 million related on three multi-tenant retail assets and one non-core office asset. We also recognized an other than temporary impairment on one marketable security of $1.3 million during the year ended December 31, 2016. Our net income of $252.7 million for the year ended December 31, 2016 was driven by these factors as well as the gain on sale of the student housing platform of $236.3 million and was offset by the provision for asset impairment recorded as part of the April 28, 2016 spin-off of Highlands of $76.6 million during the year ended December 31, 2016.
Our net loss from continuing operations of $25.7 million for the year ended December 31, 2015 was primarily driven by transactions related to a non-core land development. On September 30, 2015, we were admitted as a member to Downtown Railyard Venture, LLC ("DRV"), which is a joint venture established in order to develop and sell a land development. Simultaneously, we structured and closed the sale of a non-core land development to DRV, which for accounting purposes was treated as a contribution of the land development to DRV in exchange for an equity interest of $46.2 million in DRV (the foregoing transaction is referred to as the "Railyards Transaction"). We accounted for the joint venture under the equity method of accounting. We recognized a loss of $12.9 million for the year ended December 31, 2015 on the Railyards Transaction due to the difference between the carrying value of the land and the fair value of the retained equity interest in the joint venture. Prior to the Railyards Transaction, we recorded an impairment of $92.2 million to write the land down to its fair value for the year ended December 31, 2015. These decreases to net income were offset by the recognition in equity in earnings of $11.9 million from the sale of assets within two joint ventures. Furthermore, we recognized the receipt of non-recurring distributions in excess of two investments' carrying value by $17.8 million in equity in earnings of unconsolidated entities for the year ended December 31, 2015. We also recognized a gain on sale of marketable securities of $20.5 million during the year ended December 31, 2015. Our net income of $3.5 million for the year ended December 31, 2015 was driven by these factors as well as the income from discontinued operations of $29.1 million, which included the operations of the student housing platform and one month of activity related to assets included in the spin-off of Xenia.
Our net income from continuing operations of $248.3 million for the year ended December 31, 2014 was primarily driven by a gain on sale of investment properties of $73.2 million on thirteen retail and twenty-one non-core assets not included in discontinued operations. We recognized our share of a gain on the property sales in one unconsolidated entity of $78.7 million, a gain of $64.8 million on the termination of one of our retail unconsolidated entities, and received preferred distributions from one unconsolidated entity of $3.1 million. We recognized a net gain on sale of marketable securities of $43.0 million and a gain on extinguishment of debt of $34.7 million on three properties surrendered to the lender during the year ended December 31, 2014. These increases were offset by the impairment of $8.5 million recognized on one of our industrial unconsolidated entities. Our net income of $486.6 million for the year ended December 31, 2014 was driven by these factors as well as the income from discontinued operations of $238.4 million, which included the operations of the student housing platform and the assets included in the spin-off of Xenia.
A detailed discussion of our financial performance is outlined on the following pages.

Operating Income and Expenses:

	Year ended December 31,			2016 Increase (decrease) from 2015	2015 Increase (decrease) from 2014
	2016	2015	2014
Income:
Rental income	$188,791	$200,240	$222,235	$(11,449)	$(21,995)
Tenant recovery income	52,971	58,395	54,175	(5,424)	4,220
Other property income	3,582	5,051	5,178	(1,469)	(127)
Other fee income	4,348	3,820	1,121	528	2,699
Operating expenses:
Property operating expenses	32,832	37,021	51,302	(4,189)	(14,281)
Real estate taxes	36,759	37,104	34,758	(345)	2,346
Depreciation and amortization	86,273	88,675	99,222	(2,402)	(10,547)
Provision for asset impairment	41,139	108,154	9,175	(67,015)	98,979
General and administrative expenses	53,984	69,678	61,345	(15,694)	8,333
Business management fee	—	—	724	—	(724)
Property Income and Operating Expenses
Rental income consists of basic monthly rent, straight-line rent adjustments, amortization of acquired above and below market leases, and percentage rental income recorded pursuant to tenant leases. Tenant recovery income consists of reimbursements for real estate taxes, common area maintenance costs, management fees, and insurance costs. Other property income consists of lease termination fees and other miscellaneous property income. Property operating expenses consist of regular repair and maintenance, management fees, utilities, and insurance (some of which are recoverable from the tenant).

•
Property income decreased $18.3 million and property operating expenses decreased $4.2 million when comparing the year ended December 31, 2016 to the same period in 2015. These decreases are a result of the sale of 28 assets since December 31, 2015 that did not qualify as discontinued operations and were offset by the purchase of eight multi-tenant retail assets since December 31, 2015.

•
Property income decreased $17.9 million and property operating expenses decreased $14.3 million when comparing the year ended December 31, 2015 to the same period in 2014. These decreases are a result of the sale of 16 assets since December 31, 2014 that did not qualify as discontinued operations and were offset by the purchase of four multi-tenant retail assets since December 31, 2014.

Other fee income
Other fee income consists of income earned from property management, asset management, leasing commissions and other fees earned from providing services to our joint venture partnerships as shown in the following table.

	Year ended December 31,			2016 Increase from 2015	2015 Increase from 2014
	2016	2015	2014
Property management fee	$2,701	$2,528	$—	$173	$2,528
Asset management fee	1,213	1,075	936	138	139
Leasing commissions and other fees	434	217	185	217	32
Other fee income	$4,348	$3,820	$1,121	$528	$2,699
Other fee income for the year ended December 31, 2016 increased $0.5 million compared to the same period in 2015 as a result of higher revenues at our joint venture properties. Other fee income for the year ended December 31, 2015 increased $2.7 million compared to the same period in 2015 as a result of two properties acquired by our joint venture and higher revenues at those joint venture properties.

Provision for asset impairment

•
During the year ended December 31, 2016, we identified certain properties which had a reduction in the expected holding period and reviewed the probability that we would dispose of these assets. As a result of our analysis, we identified two multi-tenant retail assets during the first quarter of 2016, one non-core office asset during the second quarter 2016, and one multi-tenant retail asset during the third quarter of 2016 that we determined were impaired. Therefore, we recorded a provision for asset impairment of $41.1 million to reduce the book value of those investment properties to their estimated fair values for the year ended December 31, 2016.

•
During the year ended December 31, 2015, we recorded a provision for asset impairment on three assets. During third quarter 2015, we completed the Railyards Transaction. As a result of our analysis performed at the time of the Railyards Transaction, we determined the property was impaired and therefore, it was written down to estimated fair value. This resulted in an asset impairment charge of $92.2 million. Also during the year ended December 31, 2015, we identified certain properties which may have a reduction in the expected holding period and reviewed the probability that we would dispose of these assets. As a result of our analysis, we identified two multi-tenant retail assets that we determined were impaired and subsequently written down to estimated fair value. As a result, we recorded a provision for asset impairment of $16.0 million with respect to these multi-tenant retail assets during the fourth quarter 2015. Overall, we recorded a provision for asset impairment of $108.2 million to reduce the book value of certain investment properties to their estimated fair values for the year ended December 31, 2015.

•
During the year ended December 31, 2014, we identified certain assets which had a reduction in the expected holding period and reviewed the probability that we would dispose of these assets. As a result of our analysis, we identified four non-core assets that we determined were impaired. Therefore, we recorded a provision for asset impairment of $9.2 million to reduce the book value of certain investment properties to their estimated fair values for the year ended December 31, 2014. These assets were sold during the year ended December 31, 2014, but did not qualify as discontinued operations.

General and administrative expenses and business management fee

•
General and administrative expenses decreased $15.7 million when comparing the year ended December 31, 2016 to the same period in 2015. This decrease is primarily a result of the elimination of certain positions in 2016 related to a reduction in force due to the sale of University House and the spin-off of Highlands. Included as part of general and administrative expenses are non-cash stock compensation expenses of $3.7 and $2.5 associated with our long term incentive program during the years ended December 31, 2016 and 2015, respectively.

•
General and administrative expenses increased $8.3 million when comparing the year ended December 31, 2015 to the same period in 2014. After the completion of the self-management transaction in 2014, we incurred costs associated with the internalization of functions previously performed by the Business Manager or its related parties and additional one-time set up costs. Internalized functions include IT, human resources and property management and resulted in increased employee salaries and other implementation costs, which are reflected in the general and administrative expenses. As part of a company reorganization, we eliminated certain roles, including an executive separation, and incurred severance costs of approximately $4.3 million for the year ended December 31, 2015.

•
We incurred a business management fee of $0.7 million for the year ended December 31, 2014. On March 12, 2014, we entered into a series of agreements and amendments to existing agreements with affiliates of the Inland Group pursuant to which the Company began the process of becoming entirely self-managed (collectively, the "Self-Management Transactions").

Non-Operating Income and Expenses:

	Year ended December 31,			2016 Increase (decrease) from 2015	2015 Increase (decrease) from 2014
	2016	2015	2014
Interest and dividend income	$11,849	$11,767	$12,711	$82	$(944)
Gain on sale of investment properties	117,848	40,682	73,246	77,166	(32,564)
(Loss) gain on extinguishment of debt	(10,498)	(4,568)	34,679	(5,930)	(39,247)
Other income	2,330	15,481	1,454	(13,151)	14,027
Interest expense	(47,465)	(57,016)	(79,953)	(9,551)	(22,937)
Loss on contribution to joint venture	—	(12,919)	—	12,919	(12,919)
Equity in earnings of unconsolidated entities	9,299	35,078	81,329	(25,779)	(46,251)
Gain, (loss) and (impairment) of investment in unconsolidated entities, net	—	326	56,352	(326)	(56,026)
Marketable securities realized gain and (impairment), net	5,081	20,459	43,025	(15,378)	(22,566)
Net income from discontinued operations	165,774	29,145	238,363	136,629	(209,218)
Gain on sale of investment properties

•
Gain on sale of investment properties increased $77.2 million when comparing the year ended December 31, 2016 to the same period in 2015. During the year ended December 31, 2016, we disposed of 28 assets compared to 16 assets during the year ended December 31, 2015.

•
Gain on sale of investment properties decreased $32.6 million when comparing the year ended December 31, 2015 to the same period in 2014. During the year ended December 31, 2015, we disposed of 16 assets compared to 34 assets during the year ended December 31, 2014.

(Loss) gain on extinguishment of debt

•
Loss on extinguishment of debt of $10.5 million incurred during the year ended December 31, 2016 primarily relates to losses recognized on debt extinguishment on 20 assets sold during the year ended December 31, 2016.

•
Loss on extinguishment of debt of $4.6 million incurred during the year ended December 31, 2015 primarily relates to a loss of $5.8 million on debt extinguished on the sale of eleven grocery anchored multi-tenant retail assets in the Dallas-Fort Worth area on November 25, 2015. These losses were offset by a gain of $2.7 million on debt extinguishment related to one non-core asset sold during the year ended December 31, 2015.

•
Gain on extinguishment of debt of $34.7 million during the year ended December 31, 2014 is primarily due to the gain on extinguishment of debt of $34.2 million related to three assets surrendered to the lender in 2014.

Other income

•
Other income of $15.5 million for the year ended December 31, 2015 was primarily due to $7.3 million received as settlement from the derivative lawsuit (as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and filed with the SEC on March 18, 2016), $6.2 million in income recognized after proceeds received on two note receivables were higher than the previously impaired carrying balances, and property management fee income received from the IAGM joint venture that was previously paid to Inland American Holdco Management LLC.

•	Other income of $1.5 million for the year ended December 31, 2014 relates to miscellaneous income and expenses.
Interest expense

•
Interest expense decreased $9.6 million when comparing the year ended December 31, 2016 to the same period in 2015. This decrease is primarily a result of the payoff of debt or disposal of assets with debt assumed by the buyer in 2016 and the overall decrease in total debt outstanding from $1,094.7 million at December 31, 2015 to $730.6 million at December 31, 2016. This decrease was offset by $436.5 million of new borrowings during the year ended December 31, 2016.

•
Interest expense decreased $22.9 million when comparing the year ended December 31, 2015 to the same period in 2014. This decrease is primarily a result of the payoff of debt or disposal of assets with debt assumed by the buyer in 2015 and the overall decrease in total debt outstanding (including mortgages, line of credit, and mortgages of assets classified as discontinued operations) from $3.2 billion at December 31, 2014 to $1.9 billion at December 31, 2015.

Loss on contribution to joint venture

•
On September 30, 2015, we completed the Railyards Transaction. We recognized a loss on contribution of $12.9 million for the year ended December 31, 2015 on the Railyards Transaction due to the difference between the carrying value of the land and the fair value of the retained equity interest in the joint venture.

Equity in earnings of unconsolidated entities
Our equity in earnings of unconsolidated entities includes our share of the unconsolidated entities' operating income or loss.

•
For the year ended December 31, 2016, the equity in earnings of unconsolidated entities of $9.3 million reflected our share of our unconsolidated entities' operating income and losses, including the receipt of distributions that are in excess of the investments' carrying value by $5.2 million.

•
For the year ended December 31, 2015, the equity in earnings of unconsolidated entities of $35.1 million was primarily a result of recognizing $11.9 million from the sale of assets within two joint ventures and receiving nonrecurring distributions that were in excess of the investments' carrying value by $17.8 million.

•
For the year ended December 31, 2014, the equity in earnings of unconsolidated entities of $81.3 million was primarily a result of preferred distributions from one unconsolidated entity of $3.1 million and our share of a gain on the property sales of $78.7 million in one unconsolidated entity.

Gain, (loss) and (impairment) of investment in unconsolidated entities, net

•	For the year ended December 31, 2016, we did not have a gain, loss, or impairment on an investment in an unconsolidated entity reflected as a part of continuing operations.

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

Marketable securities realized gain and (impairment), net

•
For the year ended December 31, 2016, we realized a $6.4 million gain on the sale of marketable securities. This realized gain was offset by an impairment of $1.3 million on one marketable security during the year ended December 31, 2016, resulting in a net realized gain on sale of marketable securities of $5.1 million.

•	For the years ended December 31, 2015 and 2014, we realized a $5.1 million and $43.0 million, respectively, net gain on the sale of marketable securities as a result of sales.

Net income from discontinued operations
In line with our adoption of the accounting standard governing discontinued operations, ASU 2014-08, only disposals representing a strategic shift that has (or will have) a major effect on our results and operations would qualify as discontinued operations.
The operations reflected in discontinued operations for the year ended December 31, 2016 include the following:

•	17 student housing assets included in the student housing platform sale;

•	one unconsolidated student housing joint venture sold during the year ended December 31, 2016;

•	l8 assets and four parcels of unimproved land included in the Highlands spin-off;

•	one non-core asset sold in second quarter 2016 and one student housing asset sold in third quarter 2016 (which was not included as part of the sale of University House).
Income from discontinued operations of $165.8 million for the year ended December 31, 2016 reflects a gain on the sale of the student housing platform of $236.3 million offset by the impairment related to the spin-off of Highlands of $76.6 million. In connection with the Highlands spin-off, we evaluated Highlands as a disposal group for impairment. The Company's estimated fair value relating to the disposal group's impairment analysis was based on 10-year discounted cash flow models, which includes contractual inflows and outflows over a specific holding period. The cash flows consist of observable inputs such as contractual revenues and unobservable inputs forecasted revenues and expenses. These unobservable inputs are based on market conditions and our expected growth rates. As of the spin date, capitalization rates ranging from 6.75% to 10.00% and discount rates ranging from 7.75% to 15.25% were utilized in the model and are based upon observable rates that we believe to be within a reasonable range of current market rates. Based on this analysis, we recorded an impairment related to the Highlands spin-off of $76.6 million in discontinued operations for the year ended December 31, 2016 as the net book value of the disposal group exceeded its estimated fair value.
The operations reflected in discontinued operations for the year ended December 31, 2015 include the assets listed above for the year ended December 31, 2016 and the 46 assets included in the Xenia spin-off. Income from discontinued operations of $29.1 million for the year ended December 31, 2015 reflects the operations of these assets. There was no provision for asset impairment recognized in discontinued operations for the year ended December 31, 2015.
The operations reflected in discontinued operations for the year ended December 31, 2014 include the assets reflected in discontinued operations for the year ended December 31, 2015, the 52 select service lodging assets sold on November 17, 2014, three stand alone lodging assets sold in 2014, and the portfolio of 223 net lease assets sold in 2014. Income from discontinued operations of $238.4 million for the year ended December 31, 2014 includes a gain on sale of $287.7 million, which was primarily related to the sale of the net lease assets. This gain was offset by a provision for asset impairment of $76.3 million, of which $71.6 million was recognized on one asset, AT&T St. Louis, which was included in the Highlands spin-off.

Portfolio Performance
Our wholly owned multi-tenant retail assets and the 15 multi-tenant assets included in the IAGM joint venture consist solely of multi-tenant retail properties, primarily community and neighborhood centers and power centers. As of December 31, 2016, we own one non-core office asset with gross leasable area of approximately 0.3 million square feet.
A significant strategic focus will be to continue to maximize the performance of the portfolio by accretive acquisitions in key markets and select dispositions of properties that are in markets that we do not believe offer the same opportunities for growth. We will support our key market approach by expanding our regional offices and further embedding leasing and operations staff in these respective markets, which we believe will provide us with stronger local market knowledge and enhanced tenant relationships.
Performance evaluation
We evaluate performance primarily based on net operating income and modified net operating income. Net operating income excludes other fee income, general and administrative expenses, depreciation and amortization, business management fee, provision for asset impairment, other income from corporate investments, gains on sale of investment properties, gains and losses on extinguishment of debt, other income, interest expense, loss on contribution to joint venture, equity in earnings of unconsolidated entities, gain, loss and impairment of investment in unconsolidated entities, realized gain and impairment, net, on sale of marketable securities, income tax expense, and income from discontinued operations. Modified net operating income reflects the income from operations excluding lease termination income and GAAP rent adjustments.
The tables contained throughout summarize certain key operating performance measures for the years ended December 31, 2016, 2015 and 2014. The rental rates shown are inclusive of rent abatements, lease inducements and straight-line rent GAAP adjustments, and exclusive of tenant improvements and lease commissions. Economic occupancy is defined as the percentage of total GLA for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased.
The following table summarizes our multi-tenant retail assets as of December 31, 2016:

	No. of Properties	GLA (square feet)	Average Economic Occupancy
Community and neighborhood centers	38	3,551,094	93%
Power centers	33	8,604,815	94%
Total wholly owned multi-tenant retail properties (a)	71	12,155,909	93%
IAGM Retail Fund I, LLC Retail joint venture, 55% ownership (b)	15	2,977,507	94%
Total number of joint venture and wholly owned multi-tenant retail properties	86

(a)
Wholly owned multi-tenant retail assets are defined as those asset consolidated by the Company and not accounted for as an unconsolidated entity. Unless otherwise noted, all financial measurements relate to wholly owned assets.

(b)
IAGM is a joint venture partnership between the Company and PGGM. The joint venture was formed with the purpose of acquiring and managing retail properties in Texas and Oklahoma and sharing in the profits and losses from those properties and its activities. As of December 31, 2016, IAGM consists of 15 multi-tenant retail assets representing 2,977,507 gross leasable square feet and has economic occupancy of 94%. The Company is responsible for the management and leasing of the retail assets included in the IAGM joint venture. The Company accounts for its investment in the IAGM joint venture using the equity method.

The following table summarizes our economic occupancy and rent per square foot results as of December 31, 2016, 2015 and 2014.

	As of December 31,
	2016	2015	2014
Wholly owned multi-tenant retail assets
Economic occupancy (a)	93%	93%	93%
ABR per square foot (b)	$15.17	$14.41	$14.25

Wholly owned and IAGM multi-tenant retail assets
Economic occupancy (a)	93%	93%	93%
ABR per square foot (b)	$15.44	$14.78	$14.63

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

(b)
ABR is computed as revenue for the last month of the period multiplied by twelve months. ABR includes the effect of rent abatements, lease inducements, straight-line rent GAAP adjustments and ground rent income. ABR per square foot is computed as ABR divided by the total occupied square footage at the end of the period. Specialty leasing, which is defined as leases of less than one year in duration for inline space (and includes any term length for a common area space), is excluded from the ABR and occupied square footage figures when computing the ABR per square foot. Prior year ABR per square foot excludes assets sold or classified as discontinued operations.

Performance evaluation, same store
In order to evaluate our overall portfolio, management analyzes the operating performance of properties on a same store basis, which is defined as those properties that we have owned and operated for the entirety of both periods being compared and are fully operational. A total of 59 of our investment properties met the same store criteria for the years ended December 31, 2016 and 2015 and 55 of our investment properties met our same store criteria for the years ended December 31, 2015 and 2014. This same store analysis allows management to monitor the operations of our existing properties for comparable periods to exclude the non-comparable impact of our acquisitions and dispositions.
Other investments for the years ended December 31, 2016 and 2015 includes the activity of properties that did not meet our same store criteria, our one non-core office asset, properties acquired in 2016 and 2015, and properties sold in 2016 and 2015 that did not qualify for discontinued operations. Other investments for the years ended December 31, 2015 and 2014 includes the activity of properties that did not meet our same store criteria, our one non-core office asset, properties acquired in 2015 and 2014, and properties sold in 2015 and 2014 that did not qualify for discontinued operations.
Certain reclassifications have been made to the statement of operations and comprehensive income for the years ended December 31, 2015 and 2014 to conform to the 2016 presentations. These reclassifications primarily represent the classification of salaries and benefits of corporate-level employees and overhead costs to property operating expenses from general and administrative expenses for the years ended December 31, 2015 and 2014, the classification of specialty leasing income from rental income to other property income for the years ended December 31, 2015 and 2014, and the classification of fees earned from providing property management, asset management, leasing commissions and other services to our joint venture partnerships from other income to other fee income for the years ended December 31, 2016, 2015 and 2014 of $4.3, $3.8, and $1.1 million, respectively.

The following table represents the reconciliation of net income, the most directly comparable GAAP measure, to modified NOI for the years ended December 31, 2016, 2015 and 2014.

	Year ended December 31,
	2016	2015	2014
Net income	$252,722	$3,464	$486,642
Net income from discontinued operations	(165,774)	(29,145)	(238,363)
Net income (loss) from continuing operations	86,948	(25,681)	248,279
Other fee income	(4,348)	(3,820)	(1,121)
Provision for asset impairment	41,139	108,154	9,175
Equity in earnings of unconsolidated entities	(9,299)	(35,078)	(81,329)
Other income and expenses (a)	(78,944)	(12,367)	(140,767)
Non-allocated expenses (b)	140,257	158,353	161,291
Net operating income	175,753	189,561	195,528
Adjustments to modified net operating income (c)
Adjustments to rental income	(5,115)	(3,651)	(4,040)
Termination fee income	(2,002)	(957)	(824)
Total modified net operating income (d)	$168,636	$184,953	$190,664

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

(d)
Modified net operating income reflects net operating income excluding lease termination income and GAAP rent adjustments in order to provide a comparable presentation of operating activity exclusive of those items.

The following table represents the reconciliation of total modified net operating income to net operating income, on a same store basis, for the years ended December 31, 2016, 2015 and 2014.

	Year ended December 31,		Increase (Decrease)	Variance	Year ended December 31,		Increase (Decrease)	Variance
	2016	2015			2015	2014
No. of same store properties	59	59			55	55
Operating revenues
Rental income	$137,023	$135,188	$1,835	1.4%	$129,247	$126,891	$2,356	1.9%
Tenant recovery income	39,261	40,273	(1,012)	(2.5)%	37,752	34,895	2,857	8.2%
Other property income	1,640	2,355	(715)	(30.4)%	2,321	2,886	(565)	(19.6)%
Total income	177,924	177,816	108	0.1%	169,320	164,672	4,648	2.8%
Operating expenses
Property operating expenses	22,702	23,568	(866)	(3.7)%	21,549	28,301	(6,752)	(23.9)%
Real estate taxes	26,166	25,178	988	3.9%	23,725	21,555	2,170	10.1%
Total operating expenses	48,868	48,746	122	0.3%	45,274	49,856	(4,582)	(9.2)%
Same store modified NOI	129,056	129,070	(14)	0.0%	124,046	114,816	9,230	8.0%
Other investments modified NOI (e)	39,561	55,883	(16,322)	(29.2)%	60,907	75,848	(14,941)	(19.7)%
Total modified NOI	$168,617	$184,953	$(16,336)	(8.8)%	$184,953	$190,664	$(5,711)	(3.0)%
Adjustments (f)
GAAP adjustments to rental income	5,115	3,651	1,464	40.1%	3,651	4,040	(389)	(9.6)%
Termination fee income	2,002	957	1,045	109.2%	957	824	133	16.1%
Total adjustments	7,117	4,608	2,509	54.4%	4,608	4,864	(256)	(5.3)%
Net operating income	$175,734	$189,561	$(13,827)	(7.3)%	$189,561	$195,528	$(5,967)	(3.1)%

(e)	Other investments includes the activity of properties that did not meet our same store criteria, as defined earlier, and a non-core office asset.

(f)
Includes adjustments for items that affect the comparability of, and were excluded from, the same store results. Such adjustments include lease termination income and GAAP rent adjustments, such as straight-line rent and above/below market lease amortization.

Same store modified net operating income
For the year ended December 31, 2016 compared to the same period in 2015, on a same store basis, modified net operating income remained materially unchanged. This is a result of lower marketing costs of $0.4 million, lower property insurance costs of $0.3 million and was offset by lower other property income of $0.6 million due to the expiration of a tax increment financing (TIF) at one property.
For the year ended December 31, 2015 compared to the same period in 2014, on a same store basis, modified net operating income increased $9.2 million, or 8.0%. This increase was primarily a result of the self-management transactions executed in 2014, which eliminated the property management fee paid to Inland American Holdco Management and was replaced by direct property costs related to payroll and overhead.
Total modified net operating income
For the year ended December 31, 2016 compared to the same period in 2015, total modified net operating income decreased $16.3 million, or 8.8%. This decrease is primarily a result of the sale of 39 multi-tenant retail assets and five non-core assets since January 1, 2015 and was offset by the purchase of 12 multi-tenant retail assets since January 1, 2015.
For the year ended December 31, 2015 compared to the same period in 2014, total modified net operating income decreased $5.7 million, or 3.0%. This decrease is primarily a result of the sale of 24 multi-tenant retail assets and 26 non-core assets since January 1, 2014 and was offset by the purchase of 7 multi-tenant retail assets since January 1, 2014.

Critical Accounting Policies and Estimates
General
The accompanying financial statements reflect our consolidated financial position as of December 31, 2016 and 2015 and the consolidated results of our operations and cash flows for the years ended December 31, 2016, 2015 and 2014. These financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, judgments and assumptions are required in a number of areas, including, but not limited to, evaluating the impairment of long-lived assets, allocating the purchase price of acquired properties, determining the fair value of debt and evaluating the collectability of accounts receivable. We base these estimates, judgments and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.
Consolidation
We evaluate our investments in limited liability companies ("LLCs") and limited partnerships ("LPs") to determine whether each such entity may be a variable interest entity ("VIE"). If the entity is a VIE, the determination of whether we are the primary beneficiary must be made. The primary beneficiary determination is based on a qualitative assessment as to whether we have (i) power to direct significant activities of the VIE and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. We will consolidate a VIE if we are deemed to be the primary beneficiary, as defined in FASB ASC 810, Consolidation. The equity method of accounting is applied to entities in which we are not the primary beneficiary as defined in FASB ASC 810, or the entity is not a VIE and we do not have effective control, but can exercise influence over the entity with respect to its operations and major decisions. Investments in entities that we do not control and over which we do not exercise significant influence are carried at the lower of cost or estimated fair value, as appropriate. Our ability to correctly assess control over an entity affects the presentation of these investments in our consolidated financial statements. At December 31, 2016 and 2015, we did not have an investment in a VIE in which we were the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.
Real Estate
We allocate the purchase price of real estate to land, building, other building improvements, tenant improvements, and intangible assets and liabilities (such as the value of above- and below-market leases, in-place leases and origination costs associated with in-place leases). The values of above- and below-market leases are recorded as intangible assets, net, and intangible liabilities, net, respectively, in the consolidated balance sheets, and are amortized as either a decrease (in the case of above-market leases) or an increase (in the case of below-market leases) to rental income over the remaining term of the associated tenant lease. The values associated with in-place leases are recorded in intangible assets, net in the consolidated balance sheets and are amortized to depreciation and amortization expense in the consolidated statements of operations and comprehensive income (loss) over the remaining lease term.
The difference between the contractual rental rates and our estimate of market rental rates is measured over a period equal to the remaining non-cancelable term of the leases, including below-market renewal options for which exercise of the renewal option appears to be reasonably assured. The remaining term of leases with renewal options at terms significantly below market reflect the assumed exercise of such below-market renewal options and assume the amortization period would coincide with the extended lease term.
We perform, with the assistance of a third-party certified valuation specialist, the following procedures for properties we acquire:

•	Estimate the value of the property “as if vacant” as of the acquisition date;

•	Allocate the value of the property among land, building, and other building improvements and determine the associated useful life for each;

•
Calculate the value and associated life of above- and below-market leases on a tenant-by-tenant basis. The difference between the contractual rental rates and our estimate of market rental rates is measured over a period equal to the remaining term of the leases (using a discount rate which reflects the risks associated with the leases acquired, including geographical location, size of leased area, tenant profile and credit risk);

•	Estimate the fair value of the tenant improvements, legal expenses and leasing commissions incurred to obtain the leases and calculate the associated useful life for each;

•	Estimate the fair value of assumed debt, if any, and value the favorable or unfavorable debt position acquired; and

•
Estimate the intangible value of the in-place leases based on lease execution costs of similar leases as well as lost rent payments during an assumed lease-up period and their associated useful lives on a tenant-by-tenant basis.

We recognize gains and losses from sales of investment properties and land at the time of sale using the full accrual method when the following criteria are met: sales are consummated; usual risks and rewards of ownership have been transferred to buyers; we have no substantial continuing involvement with the property; and any sales related receivables are not subject to future subordination. If these criteria are not all met, we defer the gains and recognize them when the criteria are met. If the full accrual method is not followed, the possible alternative is to use either the installment, deposit or cost recovery methods, as appropriate in the circumstances.
Prior to our adoption of FASB ASU No. 2017-01, Clarifying the Definition of a Business (see Recently Adopted Accounting Pronouncements for details), all costs related to finding, analyzing and negotiating a transaction were expensed as incurred as a general and administrative expense, whether or not the acquisition was completed. Beginning with assets acquired during the fourth quarter of 2016, we began capitalizing acquisition costs of completed transactions in accordance with ASU No. 2017-01 to the extent our acquisitions qualify as asset acquisitions under this guidance.
Investment Properties Held for Sale
In determining whether to classify an investment property as held for sale, we consider whether: (i) management has committed to a plan to sell the investment property; (ii) the investment property is available for immediate sale, in its present condition; (iii) we have initiated a program to locate a buyer; (iv) we believe that the sale of the investment property is probable; (v) we have received a significant non-refundable deposit for the purchase of the property; (vi) we are actively marketing the investment property for sale at a price that is reasonable in relation to its estimated fair value; and (vii) actions required for us to complete the plan indicate that it is unlikely that any significant changes will be made to the plan.
If all of the above criteria are met, we classify the investment property as held for sale. When these criteria are met, we suspend depreciation on the investment properties held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases. The properties held for sale and associated liabilities are classified separately on the consolidated balance sheets. Such properties are recorded at the lesser of the carrying value or estimated fair value. Additionally, if the sale represents a strategic shift that has (or will have) a major effect on our results and operations, the assets, liabilities and operations for the periods presented are classified on the consolidated balance sheets and consolidated statements of operations and comprehensive income (loss) as discontinued operations for all periods presented.
Impairment of Long Lived Assets
We assess the carrying values of the respective long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable, such as a reduction in the expected holding period of the asset. If it is determined that the carrying value is not recoverable because the expected undiscounted cash flows do not exceed carrying value, we record an impairment loss to the extent that the carrying value exceeds estimated fair value. The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on our continuous process of analyzing each property and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the property at a particular point in time.
The use of projected future cash flows and related holding period is based on assumptions that are consistent with the estimates of future expectations and the strategic plan we use to manage our underlying business. However assumptions and estimates about future cash flows and capitalization rates are complex and subjective. Changes in economic and operating conditions and our ultimate investment intent that occur subsequent to the impairment analyses could impact these assumptions and result in future or additional impairment charges of the real estate properties.
On a periodic basis, management assesses whether there are any indicators that the carrying value of our investments in unconsolidated entities may be other than temporarily impaired. To the extent impairment has occurred, the loss is measured as the excess of the carrying value of the investment over the estimated fair value of the investment. The estimated fair value of the underlying investment includes a review of expected cash flows to be received from the investee.
Real Estate Capitalization and Depreciation
Real estate is reflected at cost less accumulated depreciation within investment property on the consolidated balance sheet. Ordinary repairs and maintenance are expensed as incurred.

Depreciation expense is computed using the straight line method. Building within investment property on the consolidated balance sheet is depreciated based upon an estimated useful life of 30 years, and 5-15 years for furniture, fixtures and equipment and site improvements within other improvements in building and other improvements on the consolidated balance sheet. The estimated useful lives of our assets is a subjective assessment.
Tenant improvements are amortized on a straight line basis over the lesser of the life of the tenant improvement or the lease term as a component of depreciation and amortization expense on the consolidated statement of operations.
Direct and indirect costs that are clearly related to the construction and improvements of investment properties are capitalized. Costs incurred for property taxes and insurance are capitalized during periods in which activities necessary to get the property ready for its intended use are in progress. Interest costs are also capitalized during such periods. Additionally, we treat investments accounted for by the equity method as assets qualifying for interest capitalization provided (1) the investee has activities in progress necessary to commence its planned principal operations and (2) the investee’s activities include qualifying expenditures.
Marketable Securities
We classify our investment in marketable securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which we have the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale. Investment in securities at December 31, 2016 and 2015 consists of common and preferred stock investments and investments in real estate related bonds that are all classified as available-for-sale securities and are recorded at fair value. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. When a security is impaired, we consider whether we have the ability and intent to hold the investment for a time sufficient to allow for any anticipated recovery in market value and whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end and expected performance of the investee.
Revenue Recognition
We commence revenue recognition on leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. If we are the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If we conclude we are not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduces revenue recognized over the term of the lease. In these circumstances, we begin revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements. We consider a number of different factors to evaluate whether we or the lessee is the owner of the tenant improvements for accounting purposes. These factors include:

•	whether the lease stipulates how and on what a tenant improvement allowance may be spent;

•	whether the tenant or landlord retains legal title to the improvements;

•	the uniqueness of the improvements;

•	the expected economic life of the tenant improvements relative to the length of the lease; and

•	who constructs or directs the construction of the improvements.
The determination of who owns the tenant improvements, for accounting purposes, is subject to significant judgment. In making that determination, we consider all of the above factors. No one factor, however, is determinative.
Rental income is recognized on a straight-line basis over the term of each lease. The cumulative difference between rental income earned and recognized on a straight-line basis in the consolidated statements of operations and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying consolidated balance sheets.
We record lease termination income when there is a signed termination agreement, all of the conditions of the termination agreement have been met, the tenant is no longer occupying the property and termination income amounts due are considered collectible.
We defer recognition of contingent rental income (i.e. percentage/excess rent) until the specified target that triggers the contingent rental income is achieved.
Income Taxes
We qualify and have elected to be taxed as a REIT under the Code for federal income tax purposes commencing with the tax year ended December 31, 2005. Since we qualify for taxation as a REIT, we generally will not be subject to federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders (the "90% Distribution Requirement"). If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to federal and state income tax on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth and federal income and excise taxes on our undistributed income. We have elected to treat certain of our consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries pursuant to the Code. Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates.

Liquidity and Capital Resources
As of December 31, 2016, we had $397.3 million of cash and cash equivalents. We continually evaluate the economic and credit environment and its impact on our business. We believe we are appropriately positioned to have significant liquidity to continue executing our strategy.
The following table summarizes direct and indirect costs incurred through development, re-development, and leasing activities at the Company’s assets owned during the year ended December 31, 2016. These costs are classified as cash used in investment in development projects and capital expenditures and tenant improvements on the consolidated statements of cash flows for the year ended December 31, 2016.

	Development		Re-development		Leasing		Total
Direct costs	$47,888	(a)	$13,939	(b)	$4,864	(d)	$66,691
Indirect costs	—		107	(c)	—		107
Total	$47,888		$14,046		$4,864		$66,798

(a)	Direct development costs relate to the construction of the Company’s student housing developments.

(b)	Direct redevelopment costs relate to capitalized expenditures, including those attributed to the improvement of a property.

(c)	Indirect redevelopment costs relate to the capitalized payroll attributed to improvements of a property.

(d)	Direct leasing costs relate to improvements to a tenant space that are either paid directly or reimbursed to the tenants.
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
Strategic transactions have reduced our cash flows from operations. On April 28, 2016, we completed the spin-off of Highlands, which held substantially all of the remaining assets included in our non-core segment. In addition, on June 21, 2016, we sold our student housing platform. Each of these transactions is further described in "- Highlights for the year ended December 31, 2016." This disposition activity has caused us to experience dilution in our operating performance during the period after we disposed of properties in our student housing platform and prior to reinvestment of the proceeds.
Our board of directors considered the diminished cash flow that resulted from these strategic dispositions, as well as the need to retain cash flow to support our retail capital rotation strategy and pursuit of a lower-levered balance sheet, when establishing a new lower distribution rate, effective for the quarterly distribution paid in October 2016.
Our board of directors evaluates our distribution rate on a quarterly basis as we execute on our retail strategy. On March 16, 2017, our board of directors approved an approximately 3% increase to our annual distribution rate, from $0.0675 per share of common stock to $0.0695 per share of common stock, effective for the next quarterly distribution. Distributions payable on April 6, 2017 to each stockholder of record as of March 31, 2017 will be in the amount of $0.017375 per share of common stock. See "- Distributions" and "- Outlook" for more information.
On October 27, 2016, the Company announced and commenced the Offer for the purchase of up to $200 million in value of shares of our common stock, which expired on December 1, 2016. In accordance with rules promulgated by the SEC, the Company had the option to increase the number of shares of common stock accepted for payment in the Offer by up to 2% of the then-outstanding shares of common stock without amending or extending the Offer. The Company exercised that option and increased the Offer by 14,186,716 shares, or $37.7 million in value, to avoid any proration for the stockholders tendering shares. As a result of the Offer, we accepted for purchase 89,502,449 shares of common stock at a purchase price of $2.66 per share, for an aggregate purchase price of $238.1 million, excluding fees and expenses relating to the Offer. The 89,502,449 shares accepted for purchase in the Offer represented approximately 10.4% of the shares of common stock outstanding as of November 7, 2016.

Long-Term Liquidity and Capital Resources
Following the completion of the Highlands spin-off and the sale of University House, our objectives are to maximize revenue generated by our existing multi-tenant retail assets, to further enhance the value of our retail assets to produce attractive current yield and long-term risk-adjusted returns to our stockholders and to generate sustainable and predictable cash flow from our operations to distribute to our stockholders. We believe the repositioning and growing of our retail assets will increase our operating cash flows.
Our principal demands for funds have been and will continue to be:

•	to pay our operating expenses;

•	to make distributions to our stockholders;

•	to service or pay down our debt;

•	to fund capital expenditures and leasing related costs;

•	to invest in properties and portfolios of properties; and

•	to fund development or re-development investments.
Generally, our cash needs have been and will be funded from:

•	cash flows from our investment properties;

•	income earned on our investment in marketable securities;

•	distributions from our joint venture investments;

•	proceeds from sales of properties and marketable securities;

•	proceeds from borrowings on properties; and

•	proceeds from our line of credit.
We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity and/or debt securities through cash purchases or exchanges for other securities. Such purchases or exchanges, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.

Acquisitions and Dispositions of Real Estate Investments
During the year ended December 31, 2016, we acquired eight multi-tenant retail assets. During the year ended December 31, 2015, we acquired four multi-tenant retail and two student housing assets and placed in service two student housing assets and the second tower on an existing student housing property. These 2016 and 2015 acquisitions were funded with available cash, disposition proceeds, and mortgage indebtedness. We invested net cash of approximately $445.1 million and $318.3 million during the years ended December 31, 2016 and 2015 for these acquisitions, respectively.
During the year ended December 31, 2016, we disposed of seventeen assets as part of the sale of University House, 28 multi-tenant retail assets, one student housing asset, and one non-core asset for a total of $1,569.0 million. During the year ended December 31, 2015, we disposed of five non-core and eleven multi-tenant retail properties for $196.6 million. On April 28, 2016 we completed the spin-off of Highlands, which consisted of seven single- and multi-tenant office assets, two industrial assets, six retail assets, two correctional facilities, four parcels of unimproved land and one bank branch through the pro rata taxable distribution of 100% of the outstanding common stock of Highlands to holders of record of our common stock as of the close of business on April 25, 2016, the record date.
On February 3, 2015, we completed the spin-off of Xenia, which at the time owned 46 premium full service, lifestyle and urban upscale hotels and two hotels in development through the pro rata taxable distribution of 95% of the outstanding common stock of Xenia to holders of record of our common stock as of the close of business on January 20, 2015, the record date.
Distributions
We declared cash distributions to our stockholders during the period from January 1, 2016 to December 31, 2016 totaling $83.6 million. During the year ended December 31, 2016, we paid cash distributions of $98.6 million.
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
The following table presents a historical view of our distribution coverage.

	Year ended December 31,
	2016	2015	2014	2013	2012
Cash flow provided by operations	$120,531	$194,734	$340,335	$422,813	$456,221
Distributions from unconsolidated entities	10,433	10,884	33,891	20,121	31,710
Gain on sales of properties (a)	354,104	40,682	360,934	456,563	40,691
Distributions paid (b)	(98,606)	(146,510)	(438,875)	(449,253)	(439,188)
Excess (c)	$386,462	$99,790	$296,285	$450,244	$89,434

(a)
Gains on sales of properties for the year ended December 31, 2016 primarily reflect the $236.3 million gain on sale related to the student housing platform sale. This figure also excludes gains reflected on impaired values and excludes gains and losses on transfer of assets.

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

(c)
Our cash flows provided by operations for the year ended December 31, 2016 were impacted by the Highlands spin-off and sale of University House. Our cash flow provided by operations in the first quarter of 2015 were impacted by the Xenia spin-off, as well as annual real estate taxes paid in January.

The following table presents a historical summary of distributions declared, distributions paid and distributions reinvested.

	Year ended December 31,
	2016	2015	2014	2013	2012
Distributions declared	$83,633	$138,614	$436,875	$450,106	$440,031
Distributions paid	98,606	146,510	438,875	449,253	439,188
Distributions reinvested	—	—	95,832	181,630	191,785
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
In October 2015, we changed from monthly to quarterly distributions.
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

•
Sale of Student Housing Properties. In June 2016, we completed the sale of University House. As previously disclosed, the student housing properties produced significant cash flow for us. Because the student housing properties are no longer part of our portfolio, the previous distribution rate was not sustainable until the proceeds are reinvested into the business.

•
Spin-Off of Highlands. As noted above, in April 2016, we completed the spin-off of Highlands, which we formed to hold substantially all of our remaining non-core assets. The Highlands spin-off was also a factor in establishing the new distribution rate because several of the assets included in the spin-off produced cash flow for us and are no longer part of our portfolio.

•
Retail Platform Capital Rotation Strategy. In addition to considering the dispositions of the student housing properties and the non-core asset portfolio, our board considered our retail platform capital rotation strategy. The board determined that it is in the best interest of the Company to retain additional operating cash flow, especially during the execution of our capital rotation strategy of refining our retail portfolio by disposing of multi-tenant retail assets in less attractive markets and redeploying that capital into multi-tenant retail assets in higher growth, target markets.

•
Pursuit of Flexible Low-Levered Balance Sheet. Our board also considered that the additional retained operating cash flow will help maintain a flexible low debt balance sheet in the future and diminish the impact of upcoming debt maturities. Furthermore, executing on this capital strategy should put us in a better position to evaluate various strategic transactions and potentially pursue a transaction aimed at achieving liquidity for our stockholders.

As we execute on our retail strategy, our board has been and expects to continue evaluating our distribution rate on a quarterly basis. On March 16, 2017, our board of directors approved an approximately 3% increase to our annual distribution rate, from $0.0675 per share of common stock to $0.0695 per share of common stock, effective for the next quarterly distribution. Distributions payable on April 6, 2017 to each stockholder of record as of March 31, 2017 will be in the amount of $0.017375 per share of common stock. See "Outlook" for more information regarding our retail strategy.

Borrowings
The table below presents the principal amount, weighted average interest rates and maturity date (by year) on our outstanding debt, including mortgage debt and our term loan credit facility.

	Fixed Rate (a)		Variable Rate		Total Debt
For the year ending December 31,	Maturities	Weighted Avg. Interest Rate	Maturities	Weighted Avg. Interest Rate	Maturities	Weighted Avg. Interest Rate
2017 (b)	$138,140	5.65%	$—	—%	$138,140	5.65%
2018	59,575	4.25%	—	—%	59,575	4.25%
2019	—	—%	—	—%	—	—%
2020	—	—%	—	—%	—	—%
2021	163,085	2.86%	50,000	1.30%	213,085	2.49%
Thereafter	223,946	6.57%	100,000	1.50%	323,946	5.24%
	$584,746	4.28%	$150,000	1.43%	$734,746	3.72%

(a)	Includes $150.0 million of term loan debt that has been swapped to a fixed rate.

(b)	Includes mortgage debt of $60.0 million related to a non-core office asset.
The debt maturity excludes mortgages discounts associated with debt assumed at acquisition, of which a discount of $0.3 million, net of accumulated amortization, was outstanding as of December 31, 2016. Of the total outstanding debt for all years at December 31, 2016, approximately $26.6 million is recourse to the Company. As of December 31, 2016, we had approximately $138.1 million and $59.6 million in mortgage debt maturing in 2017 and 2018, respectively.

Summary of Cash Flows

	Year ended December 31,
	2016	2015	2014
Cash provided by operating activities	$120,531	$194,734	$340,335
Cash (used in) provided by investing activities	1,067,999	(164,274)	1,922,890
Cash used in financing activities	(994,565)	(560,325)	(1,849,312)
(Decrease) increase in cash and cash equivalents	193,965	(529,865)	413,913
Cash and cash equivalents, at beginning of year	203,285	733,150	319,237
Cash and cash equivalents, at end of year	$397,250	$203,285	$733,150
Cash provided by operating activities was $120.5 million, $194.7 million and $340.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, and was generated primarily from operating income from property operations, and interest and dividends. Cash provided by operating activities decreased $74.2 million when comparing the year ended December 31, 2015 to the same period in 2016 as a result of the spin-off of Highlands as well as the sale of University House, 28 multi-tenant retail assets, one student housing asset and one non-core asset during the year ended December 31, 2016. Cash provided by operating activities decreased $145.6 million when comparing the year ended December 31, 2014 to the same period in 2015 primarily as a result of the disposition of 62 assets, including the Xenia spin-off, during the year ended December 31, 2015. For the year ended December 31, 2015, cash provided by operations was further reduced by lender pre-payment penalties of $5.8 million related to the disposition of 11 grocery anchored multi-tenant retail assets in the Dallas-Fort Worth area. For the year ended December 31, 2014, cash provided by operations was reduced by a decrease in accrued liabilities, including prepaid rental income from our tenants and accrued interest payable as well as by lender pre-payment penalties of $65.7 million due to the disposition of our select service hotel portfolio.
Cash provided by (used in) investing activities was $1,068.0 million, $(164.3) million and $1,922.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. Cash provided by investing activities increased $1,232.3 million when comparing the year ended December 31, 2015 to the same period in 2016 as a result of proceeds from the disposition of University House, 28 multi-tenant retail assets, one student housing asset and one non-core asset during the year ended December 31, 2016. Cash used in investing activities decreased $2,087.2 million when comparing the year ended December 31, 2014 to the same period in 2015 as a result of fewer assets sold in 2014 compared to 2015. During the year ended December 31, 2015, we recognized proceeds from the sale of 16 assets and one parcel of land compared to 313 assets sold during the year ended December 31, 2014. The proceeds from these dispositions were offset by the acquisition of seven properties in 2015 and six properties in 2014.
Cash used in financing activities was $994.6 million, $560.3 million and $1,849.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Cash used in financing activities increased $434.2 million when comparing the year ended December 31, 2015 to the same period in 2016 as a result of debt payoffs in 2016 of $1,072.2 million and was offset by proceeds from debt of $449.3 million. Cash used in financing activities decreased $1,289.0 million when comparing the year ended December 31, 2014 to the same period in 2015 primarily as a result of the elimination of our share repurchase program in 2015 which resulted in a decrease in shares repurchased by $403.9 million, a decrease in distributions paid of $292.4 million following the Xenia Spin-Off, and a decrease in payoffs of debt of $956.5 million. Offsetting these decreases, for the year ended December 31, 2015, we contributed $165.9 million to Xenia as well as contributed $130.1 million held by the lodging properties to Xenia.
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

Off Balance Sheet Arrangements
We do not have material off-balance sheet arrangements, financings, or relationships with unconsolidated entities not previously disclosed.
Contractual Obligations
We have debt obligations related to our mortgage loans, credit facility, term loan, and interest rate swap obligations as described in "Note 10. Debt" in the Consolidated Financial Statements. In addition, we have two multi-tenant retail assets subject to long term ground leases where a third party owns the underlying land and has leased it to us for our use. Our unconsolidated entities have third party mortgage debt of $311.4 million at December 31, 2016, of which approximately $23.0 million is recourse to the Company, as described in "Note 5. Investment in Partially Owned Entities" in the Consolidated Financial Statements. It is anticipated that our unconsolidated entities will be able to repay or refinance all of their debt on a timely basis.
The table below presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations and lease agreements as of December 31, 2016. The table excludes recorded debt premiums and discounts that are not obligations.

	Payments due by year ended December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Long term debt:
Fixed rate (a)	$138,140	$59,575	$—	$—	$163,085	$223,946	$584,746
Variable rate	—	—	—	—	50,000	100,000	150,000
Interest	24,085	21,411	20,666	21,477	14,991	18,287	120,917
Total long term debt	162,225	80,986	20,666	21,477	228,076	342,233	855,663
Operating lease obligations (b)	999	762	743	643	556	1,339	5,042
Grand total	$163,224	$81,748	$21,409	$22,120	$228,632	$343,572	$860,705

(a)	Includes $150.0 million of variable term loan debt that has been swapped to a fixed rate as of December 31, 2016.

(b)	Includes long term ground leases on two underlying multi-tenant retail assets.
Inflation
A number of our leases contain provisions designed to partially mitigate any adverse impact of inflation. With respect to current economic conditions and governmental fiscal policy, inflation may become a greater risk. Our leases typically require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance. By sharing these costs with our tenants, we may reduce our exposure to increases in costs and operating expenses resulting from inflation. A portion of our leases also include clauses enabling us to receive percentage rents based on a tenant’s gross sales above predetermined levels or escalation clauses which are typically related to increases in the Consumer Price Index or similar inflation indices. Furthermore, many of our leases are for terms of 10 years or less, allowing us to seek to adjust rents upon renewal.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. We are also subject to market risk associated with our marketable securities investments.
Interest rate risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of December 31, 2016, our debt included an outstanding variable rate term loan of $300.0 million, $150.0 million of which has been swapped to a fixed rate as of December 31, 2016. If market rates of interest on all of the floating rate debt as of December 31, 2016 permanently increased by 1%, the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by $3.0 million. If market rates of interest on all of the floating rate debt as of December 31, 2016 permanently decreased by 1%, the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by $3.0 million.

With regard to our variable rate financing, we assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We maintain risk management control systems to monitor interest rate cash flow risk attributable to both of our outstanding or forecasted debt obligations as well as our potential offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on our future cash flows. We continue to assess retaining operating cash flows that may assist us in maintaining a flexible low debt balance sheet and diminishing the impact of upcoming debt maturities.
We monitor interest rate risk using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt. Also, existing fixed and variable rate loans that are scheduled to mature in the next year or two are evaluated for possible early refinancing and or extension due to consideration given to current interest rates. Refer to our Borrowings table in Item 7 of this Annual Report for mortgage debt principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.
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
The following table summarizes interest rate swap contracts outstanding as of December 31, 2016 and 2015:

Date Entered	Effective Date	End Date	Pay Fixed Rate	Receive Floating Rate Index	Notional Amount as of Dec. 31, 2016	Fair Value as of Dec. 31, 2016	Fair Value as of Dec. 31, 2015
January 23, 2014	February 14, 2014	March 1, 2021	2.405%	1 month LIBOR	$—	$—	$(1,941)
December 8, 2015	December 10, 2015	December 1, 2019	1.439%	1 month LIBOR	90,000	294	94
December 8, 2015	December 10, 2015	December 1, 2019	1.439%	1 month LIBOR	60,000	193	24
					$150,000	$487	$(1,823)
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
Other than temporary impairments on our investments in marketable securities were $1.3 million for year ended December 31, 2016 compared to no impairment for the years ended December 31, 2015 and 2014. We believe that our investments will continue to generate dividend income and we could continue to recognize gains on sale. However, due to general economic and credit market uncertainties it is difficult to project where the REIT market and our portfolio will perform in 2017 and beyond.
Although it is difficult to project what factors may affect the prices of marketable securities and how much the effect might be, the table below illustrates the impact of a 10% increase and a 10% decrease in the price on the equities portfolio held by us would have on the value of the portfolio as of December 31, 2016.

	Cost	Fair Value	Fair Value after Hypothetical 10% Decrease in Market Value	Fair Value after Hypothetical 10% Increase in Market Value
Equity securities	$124,414	$182,570	$164,313	$200,827

Item 8. Consolidated Financial Statements and Supplementary Data
See the Index to Consolidated Financial Statements and financial statements commencing on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act, our management, including our principal executive officer and our principal financial officer evaluated as of December 31, 2016, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2016, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and our principal financial officer as appropriate to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our principal executive officer and principal financial officer, evaluated as of December 31, 2016, the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2016.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is included under the heading “Executive Officers of the Registrant” in Item 1 of this Annual Report. Information regarding our directors and corporate governance under the following captions in our Proxy Statement for our annual meeting of stockholders to be held on June 1, 2017 is incorporated by reference herein.
"Proposal No. 1 - Election of Directors"
"Stock Ownership - Section 16(a) Beneficial Ownership Reporting Compliance"
"Stockholder Proposals - Nominations of Director Candidates for the 2018 Annual Meeting"
"Corporate Governance Principles"
Our board of directors has adopted a code of ethics and business conduct (the "Code of Ethics and Business Conduct") applicable to our directors, officers and employees, which is available on our website at www.inventrustproperties.com through the "Corporate Information - Governance Documents" tab. In addition, printed copies of the Code of Ethics and Business Conduct are available to any stockholder, without charge, by writing us at InvenTrust Properties Corp., 2809 Butterfield Road, Suite 360, Oak Brook, Illinois 60523, Attention: Investor Relations.
Item 11. Executive Compensation
Information regarding executive compensation under the following captions in our Proxy Statement is incorporated by reference herein.
"Executive Compensation"
"Compensation Committee Report"
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information related to the beneficial ownership of our common stock is presented under the caption “Stock Ownership - Stock Owned by Certain Beneficial Owners and Management” in our Proxy Statement and is incorporated by reference herein.
Equity Compensation Plan Information
The following table provides information regarding our equity compensation plans as of December 31, 2016.

	I	II
Equity compensation plans not approved by security holders:	Number of Shares or Share Units Issuable Upon Vesting of Outstanding RSU Awards and Share Unit Awards (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column I)(2)
InvenTrust Properties Corp. 2015 Incentive Award Plan	1,682,352	26,628,302
Inland American Real Estate Trust, Inc. 2014 Share Unit Plan (3)	789,669	—

(1)
Represents RSU Awards outstanding under the Incentive Award Plan and Annual Share Unit Awards and Contingency Share Unit Awards outstanding under the Inland American Real Estate Trust, Inc. 2014 Share Unit Plan, which we refer to as the Retail Plan, as of December 31, 2016. The number of share units subject to each share unit award reflects the value of the award and does not necessarily correspond to an equivalent number of shares of common stock of the Company.

(2)	Includes shares of common stock available for future grants under the Incentive Award Plan as of December 31, 2016.

(3)
Effective June 19, 2015, in connection with the adoption of the Incentive Award Plan, we terminated the Retail Plan. Awards outstanding as of the termination of the plan will remain outstanding and subject to the terms of the plan and the applicable award agreement. No additional awards will be granted under the Retail Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions, and director independence under the following captions in our Proxy Statement is incorporated by reference herein.
"Certain Relationships and Related Person Transactions"
"Corporate Governance Principles - Director Independence"
Item 14. Principal Accounting Fees and Services
Information regarding principal accounting fees and services under the caption "Proposal No. 2 - Ratify Appointment of KPMG LLP" in our Proxy Statement is incorporated by reference herein.
Part IV
Item 15. Exhibits and Financial Statement Schedules
Documents filed as part of this Annual Report:

	Report of Independent Registered Public Accounting Firm	F-2

1.	Consolidated Statements

	Consolidated Balance Sheets at December 31, 2016 and 2015	F-3

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014	F-4

	Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015 and 2014	F-5

	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014	F-6

	Notes to Consolidated Financial Statements	F-8

2.	Consolidated Financial Statement Schedules

	Schedule III - Real Estate and Accumulated Depreciation	F-47

All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.
Item 16. Form 10-K Summary
Omitted at registrant's option.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INVENTRUST PROPERTIES CORP.

/s/ Thomas P. McGuinness
By:	Thomas P. McGuinness
Director, President and Chief Executive Officer (Principal Executive Officer)
Date:	March 17, 2017
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Thomas P. McGuinness	Director, President and Chief Executive Officer (Principal Executive Officer)	March 17, 2017
Name:	Thomas P. McGuinness

By:	/s/ Michael E. Podboy	Executive Vice President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer)	March 17, 2017
Name:	Michael E. Podboy

By:	/s/ Adam M. Jaworski	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	March 17, 2017
Name:	Adam M. Jaworski

By:	/s/ J. Michael Borden	Director	March 17, 2017
Name:	J. Michael Borden

By:	/s/ Thomas F. Glavin	Director	March 17, 2017
Name:	Thomas F. Glavin

By:	/s/ Scott A. Nelson	Director	March 17, 2017
Name:	Scott A. Nelson

By:	/s/ Paula J. Saban	Director	March 17, 2017
Name:	Paula J. Saban

By:	/s/ Michael A. Stein	Director	March 17, 2017
Name:	Michael A. Stein

By:	/s/ Julian E. Whitehurst	Director	March 17, 2017
Name:	Julian E. Whitehurst

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
2.1
Master Modification Agreement, dated as of March 12, 2014, by and among Inland American Real Estate Trust, Inc., Inland American Business Manager & Advisor, Inc., Inland American Lodging Corporation, Inland American Holdco Management LLC, Inland American Retail Management LLC, Inland American Office Management LLC, Inland American Industrial Management LLC and Eagle I Financial Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on March 13, 2014)

2.2
Asset Acquisition Agreement, dated as of March 12, 2014, by and among Inland American Real Estate Trust, Inc., Inland American Holdco Management LLC, Inland American Retail Management LLC, Inland American Office Management LLC, Inland American Industrial Management LLC and Eagle I Financial Corp. (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on March 13, 2014)

2.3
Separation and Distribution Agreement by and between Inland American Real Estate Trust, Inc. and Xenia Hotels & Resorts, Inc., dated as of January 20, 2015 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on January 23, 2015)

2.4
Separation and Distribution Agreement by and between InvenTrust Properties Corp. and Highlands REIT, Inc., dated as of April 14, 2016 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on April 14, 2016)

2.5
Stock Purchase Agreement by and among InvenTrust Properties Corp., University House Communities Group, Inc. and UHC Acquisition Sub LLC, dated as of January 3, 2016 (incorporated by reference to Exhibit 2.1 to the Registrant's Form 10-Q, as filed by the Registrant on May 10, 2016)

2.6
Amendment No. 1 to Stock Purchase Agreement, dated as of May 30, 2016, by and among InvenTrust Properties Corp., University House Communities Group, Inc. and UHC Acquisition Sub LLC (incorporated by reference to Exhibit 2.2 to the Registrant's Form 8-K, as filed by the Registrant on June 27, 2016)

2.7
Amendment No. 2 to Stock Purchase Agreement, dated as of June 20, 2016, by and among InvenTrust Properties Corp., University House Communities Group, Inc. and UHC Acquisition Sub LLC (incorporated by reference to Exhibit 2.3 to the Registrant's Form 8-K, as filed by the Registrant on June 27, 2016)

3.1
Seventh Articles of Amendment and Restatement of InvenTrust Properties Corp., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on May 14, 2015)

3.2
Amended and Restated Bylaws of InvenTrust Properties Corp., as amended by Amendment No. 1 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on November 12, 2015)

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the SEC on July 31, 2007 (file number 333-139504))

10.1
Amended and Restated Master Management Agreement, dated as of March 12, 2014, by and between Inland American Real Estate Trust, Inc. and Inland American Retail Management LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 13, 2014)

10.2
Amended and Restated Master Management Agreement, dated as of March 12, 2014, by and between Inland American Real Estate Trust, Inc. and Inland American Office Management LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 13, 2014)

10.3
Amended and Restated Master Management Agreement, dated as of March 12, 2014, by and between Inland American Real Estate Trust, Inc. and Inland American Industrial Management LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 13, 2014)

10.4
Articles of Association of Oak Real Estate Association by and among Inland Real Estate Corporation, Inland Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc. and Inland American Real Estate Trust, Inc., dated September 29, 2006 (incorporated by reference to Exhibit 10.139 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on November 7, 2006)

10.5
Operating Agreement of Oak Property and Casualty L.L.C. by and among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc. and Inland American Real Estate Trust, Inc, dated September 29, 2006 (incorporated by reference to Exhibit 10.140 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on November 7, 2006)

10.6
Oak Property and Casualty L.L.C. Membership Participation Agreement by and among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc., and Oak Property and Casualty L.L.C. dated September 29, 2006 (incorporated by reference to Exhibit 10.141 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on November 7, 2006)

10.7
Indemnity Agreement, dated as of August 8, 2014, by and between Inland American Real Estate Trust, Inc., and Xenia Hotels & Resorts, Inc., and Inland American Lodging Group, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on August 14, 2014)

10.8.1^
Amended and Restated Executive Employment Agreement, dated as of June 19, 2015, between InvenTrust Properties Corp. and Thomas P. McGuinness (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on June 24, 2015)

10.8.2^
Amended and Restated Executive Employment Agreement, dated as of June 19, 2015, between InvenTrust Properties Corp. and Michael Podboy (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on June 24, 2015)

EXHIBIT NO.	DESCRIPTION
10.8.3^
Amended and Restated Executive Employment Agreement, dated as of June 19, 2015, between InvenTrust Properties Corp. and Scott W. Wilton (incorporated by reference to Exhibit 10.8.4 to the Registrant’s Form 10-K, as filed by the Registrant with the SEC on March 18, 2016)

10.8.4^
Amended and Restated Executive Employment Agreement, dated as of June 19, 2015, between InvenTrust Properties Corp. and David F. Collins (incorporated by reference to Exhibit 10.8.5 to the Registrant’s Form 10-K, as filed by the Registrant with the SEC on March 18, 2016)

10.8.5^
Amended and Restated Executive Employment Agreement, dated as of November 16, 2015, between University House Communities Group, Inc. and Jonathan T. Roberts (incorporated by reference to Exhibit 10.8.6 to the Registrant’s Form 10-K, as filed by the Registrant with the SEC on March 18, 2016)

10.8.6^
Severance Agreement and General Release, dated as of November 23, 2015, between InvenTrust Properties Corp. and Jack Potts (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on November 23, 2015)

10.8.7^
Severance Agreement and General Release, dated as of November 30, 2016, between InvenTrust Properties Corp. and Scott W. Wilton (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on November 30, 2016)

10.9
Asset Purchase Agreement, dated as of September 17, 2014, by and among Inland American Real Estate Trust, Inc., IHP I Owner JV, LLC, IHP West Homestead (PA) Owner LLC and Northstar Realty Finance Corp. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 22, 2014)

10.10.1^	The Inland American Real Estate Trust, Inc. 2014 Share Unit Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 22, 2014)

10.10.2^	The Inland American Communities Group, Inc. 2014 Share Unit Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 22, 2014)

10.10.3^
Form of Inland American Real Estate Trust, Inc. Share Unit Award Agreement (Annual Award) (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 22, 2014)

10.10.4^
Form of Inland American Real Estate Trust, Inc. Share Unit Award Agreement (Contingency) (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 22, 2014)

10.10.5^
Form of Inland American Communities Group, Inc. Share Unit Award Agreement (Contingency) (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 22, 2014)

10.10.6^
Form of Inland American Communities Group, Inc. Share Unit Award Agreement (Transaction) (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 22, 2014)

10.10.7^
InvenTrust Properties Corp. 2015 Incentive Award Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement, as filed by the Registrant with the SEC on June 19, 2015)

10.10.8^
First Amendment to InvenTrust Properties Corp. 2015 Incentive Award Plan, dated May 6, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 15, 2016)

10.10.9^	Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on June 23, 2015)
10.10.10^	Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 15, 2016)

10.10.11^	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on November 12, 2015)
10.10.12^	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 15, 2016)
10.10.13^*	Form of Director Restricted Stock Unit Agreement for 2016 Pro Rata Awards

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

10.10.16^
First Amendment to IA Communities Group, Inc. Retention Bonus Plan dated as of November 16, 2015 (incorporated by reference to Exhibit 10.10.16 to the Registrant’s Form 10-K, as filed by the Registrant with the SEC on March 18, 2016)

10.11.1
Transition Services Agreement by and between Inland American Real Estate Trust, Inc. and Xenia Hotels & Resorts, Inc., dated as of February 3, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on February 9, 2015)

10.11.2
Employee Matters Agreement by and between Inland American Real Estate Trust, Inc. and Xenia Hotels & Resorts, Inc., dated as of February 3, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on February 9, 2015)

EXHIBIT NO.	DESCRIPTION
10.11.3
First Amendment to Indemnity Agreement by and among Inland American Real Estate Trust, Inc. and Xenia Hotels & Resorts, Inc., dated as of February 3, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on February 9, 2015)

10.12
Amended and Restated Credit Agreement by and among Inland American Real Estate Trust, Inc., KeyBank National Association, as administrative agent, swing line lender and letter of credit issuer; KeyBanc Capital Markets Inc. and J. P. Morgan Securities LLC, as joint lead arrangers; JPMorgan Chase Bank, N.A., as syndication agent; and other lenders party thereto, dated as of February 3, 2015 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on February 9, 2015)

10.13
Transition Services Agreement by and between InvenTrust Properties Corp. and Highlands REIT, Inc., dated as of April 28, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on April 29, 2016)

10.14
Employee Matters Agreement by and between InvenTrust Properties Corp. and Highlands REIT, Inc., dated as of April 28, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on April 28, 2016)

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

101
The following financial information from our Annual Report for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 17, 2017, is formatted in Extensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

*	Filed as part of this Annual Report

^	Management contract or compensatory plan or arrangement.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements and Supplementary Data
Schedules not filed:
All schedules other than the ones listed in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
InvenTrust Properties Corp.:

We have audited the accompanying consolidated balance sheets of InvenTrust Properties Corp. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule III are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule III based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InvenTrust Properties Corp. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

/s/ KPMG LLP
Chicago, Illinois
March 17, 2017

INVENTRUST PROPERTIES CORP.

Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)

	As of December 31,
	2016	2015
Assets
Investment properties
Land	$572,260	$520,084
Building and other improvements	1,650,560	1,739,547
Construction in progress	1,316	3,714
Total	2,224,136	2,263,345
Less accumulated depreciation	(353,989)	(394,904)
Net investment properties	1,870,147	1,868,441
Cash and cash equivalents	397,250	203,285
Restricted cash	18,325	16,499
Investment in marketable securities	183,883	177,431
Investment in unconsolidated entities	178,728	178,316
Accounts and rents receivable (net of allowance of $1,032 and $2,187)	30,480	30,272
Intangible assets, net	72,258	55,898
Deferred costs and other assets	35,308	24,903
Assets of discontinued operations	375	1,649,878
Total assets	$2,786,754	$4,204,923

Liabilities
Debt, net	$730,605	$1,094,651
Accounts payable and accrued expenses	38,251	47,203
Distributions payable	13,041	28,013
Intangible liabilities, net	43,939	38,019
Other liabilities	11,265	13,519
Liabilities of discontinued operations	125	834,815
Total liabilities	837,226	2,056,220
Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 773,304,997 shares issued and outstanding as of December 31, 2016 and 862,205,672 shares issued and outstanding as of December 31, 2015, respectively	773	862
Additional paid in capital	5,676,639	6,066,583
Distributions in excess of accumulated net income	(3,786,943)	(3,956,032)
Accumulated comprehensive income	59,059	37,290
Total stockholders' equity	1,949,528	2,148,703
Total liabilities and stockholders' equity	$2,786,754	$4,204,923
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Income
Rental income	$188,791	$200,240	$222,235
Tenant recovery income	52,971	58,395	54,175
Other property income	3,582	5,051	5,178
Other fee income	4,348	3,820	1,121
Total income	249,692	267,506	282,709

Expenses
General and administrative expenses	53,984	69,678	61,345
Property operating expenses	32,832	37,021	51,302
Real estate taxes	36,759	37,104	34,758
Depreciation and amortization	86,273	88,675	99,222
Business management fee	—	—	724
Provision for asset impairment	41,139	108,154	9,175
Total expenses	250,987	340,632	256,526
Operating (loss) income	(1,295)	(73,126)	26,183
Interest and dividend income	11,849	11,767	12,711
Gain on sale of investment properties	117,848	40,682	73,246
(Loss) gain on extinguishment of debt	(10,498)	(4,568)	34,679
Other income	2,330	15,481	1,454
Interest expense	(47,465)	(57,016)	(79,953)
Loss on contribution to joint venture	—	(12,919)	—
Equity in earnings of unconsolidated entities	9,299	35,078	81,329
Gain, (loss) and (impairment) of investment in unconsolidated entities, net	—	326	56,352
Marketable securities realized gain and (impairment), net	5,081	20,459	43,025
Income (loss) from continuing operations before income taxes	87,149	(23,836)	249,026
Income tax expense	(201)	(1,845)	(747)
Net income (loss) from continuing operations	86,948	(25,681)	248,279
Net income from discontinued operations	165,774	29,145	238,363
Net income	$252,722	$3,464	$486,642
Net income (loss) per common share, from continuing operations, basic and diluted	$0.10	$(0.03)	$0.28
Net income per common share, from discontinued operations, basic and diluted	$0.19	$0.04	$0.27
Net income per common share, basic and diluted	$0.29	$0.01	$0.55
Weighted average number of common shares outstanding, basic and diluted	854,638,497	861,830,627	878,064,982
Comprehensive income:
Net income	$252,722	$3,464	$486,642
Unrealized gain on investment securities	24,540	299	30,930
Unrealized gain (loss) on derivatives	623	(1,276)	(2,634)
Reclassification for amounts recognized in net income	(3,394)	(19,332)	(41,825)
Comprehensive income (loss)	$274,491	$(16,845)	$473,113
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Changes in Equity
(Amounts in thousands, except share amounts)

For the years ended December 31, 2016, 2015 and 2014

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in excess of accumulated net income	Accumulated Other Comprehensive Income	Non-controlling Interests	Total
Balance at January 1, 2014	909,855,173	$909	$8,063,517	$(3,870,649)	$71,128	$1,736	$4,266,641
Net income	—	—	—	486,642	—	16	486,658
Unrealized gain on investment securities	—	—	—	—	30,930	—	30,930
Unrealized loss on derivatives	—	—	—	—	(2,634)	—	(2,634)
Reclassification for amounts recognized in net income	—	—	—	—	(41,825)	—	(41,825)
Distributions declared	—	—	—	(436,875)	—	—	(436,875)
Contributions from noncontrolling interests, net	—	—	—	—	—	2,028	2,028
Proceeds from distribution reinvestment program	13,808,599	14	95,818	—	—	—	95,832
Share repurchase program	(1,077,829)	(1)	(7,479)	—	—	—	(7,480)
Repurchase of common stock	(60,761,166)	(61)	(396,385)	—	—	—	(396,446)
Balance at December 31, 2014	861,824,777	$861	$7,755,471	$(3,820,882)	$57,599	$3,780	$3,996,829
Net income	—	—	—	3,464	—	15	3,479
Unrealized gain on investment securities	—	—	—	—	299	—	299
Unrealized loss on derivatives	—	—	—	—	(1,276)	—	(1,276)
Reclassification for amounts recognized in net income	—	—	—	—	(19,332)	—	(19,332)
Distributions declared	—	—	—	(138,614)	—	—	(138,614)
Contributions from noncontrolling interests, net	—	—	—	—	—	28	28
Stock-based compensation	380,895	1	1,523	—	—	—	1,524
Equity effect of spin-off of Xenia Hotels & Resorts, Inc.	—	—	(1,690,411)	—	—	(3,823)	(1,694,234)
Balance at December 31, 2015	862,205,672	$862	$6,066,583	$(3,956,032)	$37,290	$—	$2,148,703
Net income	—	—	—	252,722	—	—	252,722
Unrealized gain on investment securities	—	—	—	—	24,540	—	24,540
Unrealized gain on derivatives	—	—	—	—	623	—	623
Reclassification for amounts recognized in net income	—	—	—	—	(3,394)	—	(3,394)
Distributions declared	—	—	—	(83,633)	—	—	(83,633)
Stock-based compensation	601,774	—	2,088	—	—	—	2,088
Repurchase of common stock	(89,502,449)	(89)	(240,927)	—	—	—	(241,016)
Equity effect of spin-off of Highlands REIT, Inc.	—	—	(151,105)	—	—	—	(151,105)
Balance at December 31, 2016	773,304,997	$773	$5,676,639	$(3,786,943)	$59,059	$—	$1,949,528

See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$252,722	$3,479	$486,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,424	163,008	332,046
Amortization of above and below market leases, net	(4,255)	(1,907)	(273)
Amortization of debt premiums, discounts, and financing costs	5,206	7,708	13,202
Straight-line rental income	20	24	(3,326)
Provision for asset impairment	117,722	108,154	85,439
Gain on sale of investment properties, net	(354,104)	(40,682)	(360,934)
Loss on extinguishment of debt	13,324	4,568	41,980
Loss on contribution to unconsolidated joint venture	—	12,919	—
Equity in earnings of unconsolidated entities	(9,319)	(35,167)	(80,886)
Distributions from unconsolidated entities	5,014	5,544	8,282
(Gain), loss and impairment of investment in unconsolidated entities, net	(1,434)	(326)	(60,860)
Marketable securities realized (gain) and impairment, net	(5,081)	(20,459)	(43,025)
Non-cash stock-based compensation	2,178	2,481	—
Prepayment penalties and defeasance costs	(11,140)	(5,578)	(65,679)
Changes in assets and liabilities:
Accounts and rents receivable	(45)	(8,099)	1,503
Deferred costs and other assets	6,701	8,492	(1,770)
Accounts payable and accrued expenses	(9,622)	(2,181)	6,632
Other liabilities	(3,780)	(7,244)	(18,654)
Net cash provided by operating activities	120,531	194,734	340,335
Cash flows from investing activities:
Purchase of investment properties	(419,563)	(307,116)	(289,977)
Acquired in-place and market lease intangibles, net	(25,584)	(11,146)	(18,299)
Capital expenditures and tenant improvements	(13,721)	(27,192)	(66,623)
Investment in development projects	(53,077)	(115,686)	(108,986)
Proceeds from sale of investment properties, net	1,568,978	196,583	2,011,978
Proceeds from sale of marketable securities	12,846	58,369	118,995
Consolidation of joint venture	—	—	(2,944)
Proceeds from the sale of and return of capital from unconsolidated entities	6,344	40,269	275,149
Distributions from unconsolidated entities	10,433	10,884	33,891
Contributions to unconsolidated entities	(7,200)	(35,326)	(39,843)
Payment of leasing fees	(3,836)	(4,895)	(4,586)
Payments received from notes receivable	—	12,549	559
Restricted cash and other assets	2,158	21,609	(2,844)
Other (assets) liabilities	(9,779)	(3,176)	16,420
Net cash provided by (used in) investing activities	1,067,999	(164,274)	1,922,890

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from financing activities:
Proceeds from distribution reinvestment program	$—	$—	$95,832
Shares repurchased	(241,016)	—	(403,926)
Distributions paid	(98,606)	(146,510)	(438,875)
Proceeds from debt	449,306	408,928	503,132
Payoffs of debt	(1,072,166)	(495,562)	(1,452,099)
Principal payments of mortgage debt	(10,832)	(26,810)	(38,693)
Payoffs of margin securities debt, net	—	—	(59,681)
Payment of loan fees and deposits	(56)	(4,434)	(1,377)
Contributions from noncontrolling interests, net	—	152	2,028
Settlement of put/call arrangement	—	—	(47,762)
Payments for contingent consideration	—	—	(7,891)
Preferred stock redemption	—	(125)	—
Cash contribution to Highlands REIT, Inc.	(21,195)	—	—
Cash contribution to Xenia Hotels & Resorts, Inc.	—	(165,884)	—
Property level cash contribution to Xenia Hotels & Resorts, Inc	—	(130,080)	—
Net cash used in financing activities	(994,565)	(560,325)	(1,849,312)
Net increase (decrease) in cash and cash equivalents	193,965	(529,865)	413,913
Cash and cash equivalents, at beginning of year	203,285	733,150	319,237
Cash and cash equivalents, at end of year	$397,250	$203,285	$733,150

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest of $1,147, $7,107, and $7,892 for 2016, 2015, and 2014, respectively	$56,980	$95,294	$212,172

Supplemental schedule of non-cash transactions:
Net equity distributed to Highlands REIT, Inc. (net of cash contributed)	$129,910	$—	$—
Net equity distributed to Xenia Hotels & Resorts, Inc. (net of cash contributed)	—	1,484,872	—
Property surrendered in extinguishment of debt	—	—	83,822
Mortgage assumed by buyers upon disposal of properties	131,189	—	657,339
Assumption of mortgage debt upon acquisition of investment property	16,000	—	—
Land contributed to an unconsolidated entity	—	46,174	—
Consolidation of assets from joint venture	—	—	21,833
Assumption of mortgage debt at consolidation of joint venture	—	—	11,967
Liabilities assumed at consolidation of joint venture	—	—	446

See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

December 31, 2016, 2015 and 2014

1. Organization
The Company was incorporated as Inland American Real Estate Trust, Inc. in October 2004 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a REIT for federal tax purposes. The Company changed its name to InvenTrust Properties Corp. in April 2015. The Company was formed to own, manage, acquire and develop a diversified portfolio of commercial real estate located throughout the United States and to own properties in development and partially own properties through joint ventures, as well as investments in marketable securities and other assets. The Company is now focused on being a multi-tenant retail platform. As used in these Notes and throughout this Annual Report, the terms "Company," "InvenTrust," "we," "us," or "our" mean InvenTrust Properties Corp. and its wholly owned subsidiaries and consolidated joint venture investments.
Any reference to number of assets, square feet, tenant and occupancy data are unaudited.
Sale of Student Housing Platform
On June 21, 2016, the Company completed the sale of University House to UHC Acquisition Sub LLC (the "Acquiror"), a subsidiary of a joint venture formed between Canada Pension Plan Investment Board, GIC and Scion Communities Investors LLC, pursuant to the terms of the Stock Purchase Agreement (the "Agreement"), dated as of January 3, 2016, by and among the Company, University House Communities Group, Inc. and the Acquiror, as amended by that certain Amendment No. 1 to the Agreement, dated as of May 30, 2016, and as further amended by that certain Amendment No. 2 to the Agreement, dated as of June 20, 2016. The Agreement's gross sales price was $1,410,000. Under the terms of the Agreement, the final net proceeds were determined at the closing of the transaction following the determination of several events and closing considerations. Following certain adjustments and the repayment of related debt, in each case pursuant to the terms of the Agreement, the Company received at closing net cash consideration, after transaction costs, of approximately $845,000, $9,900 of which was deposited into escrow and relates to post closing obligations, $8,000 of which was held pending resolution in connection with the completion of a development property as of December 31, 2016. These post closing obligations were satisfied as of December 31, 2016. Subsequent to December 31, 2016, the Company received $9,100 of the cash deposited into escrow as a result of the final post closing obligation settlement with the Acquiror.
Spin-Off of Highlands REIT, Inc.
On April 28, 2016, the Company completed the spin-off of Highlands, which the Company formed to hold substantially all of its remaining non-core assets, through the Company's pro rata taxable distribution of 100% of the outstanding common stock of Highlands to holders of record of the Company's common stock as of the close of business on the record date, which was April 25, 2016 (referred to herein as the "Highlands spin-off"). Each holder of record of the Company's common stock received one share of Highlands' common stock for every one share of the Company's common stock held on the record date. Highlands did not list its common stock on any securities exchange or other market in connection with the spin-off.
In connection with the Highlands spin-off, the Company entered into a Separation and Distribution Agreement with Highlands to effect the separation and to provide for the allocation of assets and liabilities. Highlands' real property assets consisted of seven single- and multi-tenant office assets, two industrial assets, six retail assets, two correctional facilities, four parcels of unimproved land and one bank branch. Highlands assumed all liabilities relating to or arising out of these assets (excluding any liabilities relating to the properties previously owned and disposed of by subsidiaries of Highlands prior to the spin-off as well as certain other potential tax-related liabilities). The Company also entered into certain agreements with Highlands that, among other things, provide a framework for the relationship between the Company and Highlands as two separate companies, namely a Transition Services Agreement and an Employee Matters Agreement.
Spin-Off of Xenia Hotels & Resorts, Inc.
On February 3, 2015, the Company completed the spin-off of Xenia, through a pro rata taxable distribution by the Company of 95% of the outstanding common stock of Xenia to holders of record of the Company's common stock as of the close of business on the record date, which was January 20, 2015 (referred to herein as the "Xenia spin-off"). Each holder of record of the Company's common stock received one share of Xenia's common stock for every eight shares of the Company's common stock held at the close of business on the record date. In lieu of fractional shares, stockholders of the Company received cash. On February 4, 2015, Xenia's common stock began trading on the New York Stock Exchange ("NYSE") under the ticker symbol

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

December 31, 2016, 2015 and 2014

"XHR". In connection with the Xenia spin-off, the Company entered into a Separation and Distribution Agreement (and related agreements) with Xenia to effect the separation and provide for the allocation of assets and liabilities between the companies. The Separation and Distribution Agreement also governs indemnification obligations between the parties relating to such assets and liabilities.
Segment Reporting
Following the aforementioned Xenia spin-off, Highlands spin-off and sale of University House, the Company no longer has lodging, non-core and student housing segments, respectively, as previously reported. These previously reported segments have been classified as discontinued operations as they represented a strategic shift that has had a major effect on the Company's operations and financial results. The assets and liabilities related to discontinued operations are separately classified on the consolidated balance sheets as of December 31, 2016 and 2015, and the operations have been classified as income from discontinued operations on the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014.
With the completion of the University House sale on June 21, 2016, the Company now solely focuses on the multi-tenant retail asset class. In addition, the Company's assets now have similar characteristics such as tenant type, economic performance and are all multi-tenant retail assets, and the Company does not distinguish its principal business or group its operations on a geographical basis for measuring performance. The Company believes it has a single reportable segment for disclosure purposes in accordance with GAAP as of December 31, 2016.
The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries. Wholly-owned subsidiaries generally consist of limited liability companies (LLCs) and limited partnerships (LPs). The effects of all significant intercompany transactions have been eliminated.
Each multi-tenant retail asset is owned by a separate legal entity which maintains its own books and financial records, and each entity's assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in "Note 10. Debt".
The Company had 72 wholly owned assets as of December 31, 2016, which included 71 multi-tenant retail assets with 12,155,909 square feet, of which 11,350,399 square feet, or approximately 93.0% was occupied, and one non-core office asset with 322,326 square feet, of which 225,498 square feet, or approximately 69.9% was occupied. The Company owned a combined total of 129 retail, student housing, and non-core assets as of December 31, 2015 and a combined total of 188 retail, lodging, student housing and non-core assets as of December 31, 2014. During the years ended December 31, 2016 and 2015, the Company managed 15 multi-tenant retail assets owned through an unconsolidated joint venture.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

December 31, 2016, 2015 and 2014

2. Summary of Significant Accounting Policies
The accompanying financial statements reflect the consolidated financial position of the Company as of December 31, 2016 and 2015 and the consolidated results of its operations and cash flows for the years ended December 31, 2016, 2015 and 2014. These financial statements have been prepared in accordance with GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, judgments and assumptions are required in a number of areas, including, but not limited to, evaluating the impairment of long-lived assets, allocating the purchase price of acquired assets, determining the fair value of debt and evaluating the collectability of accounts receivable. The Company bases these estimates, judgments and assumptions on historical experience and various other factors that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates.
Consolidation
The Company evaluates its investments in LLCs and LPs to determine whether each such entity may be a variable interest entity ("VIE"). If the entity is a VIE, the determination of whether the Company is the primary beneficiary must be made. The primary beneficiary determination is based on a qualitative assessment as to whether the Company has (i) power to direct significant activities of the VIE and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The Company will consolidate a VIE if it is deemed to be the primary beneficiary, as defined in FASB ASC 810, Consolidation. The equity method of accounting is applied to entities in which the Company is not the primary beneficiary as defined in FASB ASC 810, or the entity is not a VIE and the Company does not have effective control, but can exercise influence over the entity with respect to its operations and major decisions. Investments in entities that the Company does not control and over which it does not exercise significant influence are carried at the lower of cost or estimated fair value, as appropriate. The Company’s ability to correctly assess control over an entity affects the presentation of these investments in the Company’s consolidated financial statements. At December 31, 2016 and 2015, the Company did not have an investment in a VIE in which the Company was the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.
Real Estate
The Company allocates the purchase price of real estate to land, building, other building improvements, tenant improvements, and intangible assets and liabilities (such as the value of above- and below-market leases, in-place leases and origination costs associated with in-place leases). The values of above- and below-market leases are recorded as intangible assets, net, and intangible liabilities, net, respectively, in the consolidated balance sheets, and are amortized as either a decrease (in the case of above-market leases) or an increase (in the case of below-market leases) to rental income over the remaining term of the associated tenant lease. The values, if any, associated with in-place leases are recorded in intangible assets, net in the consolidated balance sheets and are amortized to depreciation and amortization expense in the consolidated statements of operations and comprehensive income (loss) over the remaining lease term.
The difference between the contractual rental rates and the Company’s estimate of market rental rates is measured over a period equal to the remaining non-cancelable term of the leases, including significantly below-market renewal options for which exercise of the renewal option appears to be reasonably assured. The remaining term of leases with renewal options at terms below market reflect the assumed exercise of such below-market renewal options and assume the amortization period would coincide with the extended lease term.
If a tenant vacates its space prior to the contractual expiration of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible asset or liability is written off. Tenant improvements are depreciated and origination costs are amortized over the remaining term of the lease or charged against earnings if the lease is terminated prior to its contractual expiration date.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

December 31, 2016, 2015 and 2014

The Company performs, with the assistance of a third-party certified valuation specialist, the following procedures for assets the Company acquires:

•	Estimate the value of the property "as if vacant" as of the acquisition date;

•	Allocate the value of the property among land, building, and other building improvements and determine the associated useful life for each;

•
Calculate the value and associated life of above- and below-market leases on a tenant-by-tenant basis. The difference between the contractual rental rates and the Company’s estimate of market rental rates is measured over a period equal to the remaining term of the leases (using a discount rate which reflects the risks associated with the leases acquired, including geographical location, size of leased area, tenant profile and credit risk);

•	Estimate the fair value of the tenant improvements, legal expenses and leasing commissions incurred to obtain the leases and calculate the associated useful life for each;

•	Estimate the fair value of assumed debt, if any, and value the favorable or unfavorable debt position acquired; and

•
Estimate the intangible value of the in-place leases based on lease execution costs of similar leases as well as lost rent payments during an assumed lease-up period and their associated useful lives on a tenant-by-tenant basis.

The allocation of consideration exchanged to the assets acquired and liabilities assumed is based on the Company’s preliminary estimates and is subject to change based on the final determination of the estimated fair value attributable to the acquired assets and assumed liabilities at the time the acquisition is consummated.
The Company recognizes gains and losses from sales of investment properties and land at the time of sale using the full accrual method when the following criteria are met: sales are consummated; usual risks and rewards of ownership have been transferred to buyers; the Company has no substantial continuing involvement with the property; and any sales related receivables are not subject to future subordination. If these criteria are not all met, the Company defers the gains and recognize them when the criteria are met. If the full accrual method is not followed, the Company uses either the installment, deposit or cost recovery methods, as appropriate in the circumstances.
Prior to the Company's adoption of FASB ASU No. 2017-01, Clarifying the Definition of a Business (see Recently Adopted Accounting Pronouncements for details), all costs related to finding, analyzing and negotiating a transaction were expensed as incurred as a general and administrative expense in the consolidated statements of operations and comprehensive income (loss), whether or not the acquisition was completed. Beginning with assets acquired during the fourth quarter of 2016, the Company began capitalizing acquisition costs of completed transactions in accordance with ASU No. 2017-01 to the extent our acquisitions qualify as asset acquisitions under this guidance.
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
Restricted Cash
Restricted cash is comprised of lenders’ restricted escrows of $7,568 and $14,635, post-acquisition escrows of $9,227 and $92 and restricted cash of $1,530 and $1,772, as of December 31, 2016 and 2015, respectively.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

December 31, 2016, 2015 and 2014

Reclassifications
Certain reclassifications have been made to the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2015 and 2014 to conform to the 2016 presentations. These reclassifications are as follows:

•
the classification of salaries and benefits of corporate-level employees and overhead costs that are directly associated with the operations of the multi-tenant retail assets from general and administrative expenses to property operating expenses for the years ended December 31, 2015 and 2014 of $5,578 and $1,888, respectively;

•	the classification of specialty leasing income from rental income to other property income for the years ended December 31, 2015 and 2014 of $1,525 and $1,040, respectively;

•
the classification of capitalized corporate level assets from deferred costs and other assets to building and other improvements and accumulated depreciation of $5,851 and $3,241, respectively, as of December 31, 2015, and the classification of depreciation and amortization incurred on corporate level assets from general and administrative expenses to depreciation and amortization for the years ended December 31, 2015 and 2014 of $596 and $362, respectively, of which $86 and $11, respectively, was included as part of net income from discontinued operations; and

•
the classification of fees earned from providing property management, asset management, leasing commissions and other services to our joint venture partnerships from other income to other fee income for the years ended December 31, 2015 and 2014 of $3,820 and $1,121, respectively.

In addition, certain reclassifications have been made to the consolidated balance sheets as of December 31, 2016 and 2015 and the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014 to reflect the classification of the student housing platform sale, the Highlands spin-off, the Xenia spin-off, the hotels sold during the year ended December 31, 2014, and the net lease asset portfolio sale during the year ended December 31, 2014 as discontinued operations.
Investment Properties Held for Sale
In determining whether to classify an investment property as held for sale, the Company considers whether: (i) management has committed to a plan to sell the investment property; (ii) the investment property is available for immediate sale, in its present condition; (iii) the Company has initiated a program to locate a buyer; (iv) the Company believes that the sale of the investment property is probable; (v) the Company has received a significant non-refundable deposit for the purchase of the property; (vi) the Company is actively marketing the investment property for sale at a price that is reasonable in relation to its estimated fair value; and (vii) actions required for the Company to complete the plan indicate that it is unlikely that any significant changes will be made to the plan.
If all of the above criteria are met, the Company classifies the investment property as held for sale. When these criteria are met, the Company suspends depreciation on the investment properties held for sale, including depreciation for tenant improvements and additions, as well as the amortization of acquired in-place leases. The properties held for sale and associated liabilities are classified separately on the consolidated balance sheets. Such properties are recorded at the lesser of the carrying value or estimated fair value less costs to sell. Additionally, if the sale represents a strategic shift that has (or will have) a major effect on the entity's results and operations, the assets, liabilities and operations for the periods presented are classified on the consolidated balance sheets and consolidated statements of operations and comprehensive income (loss) as discontinued operations for all periods presented.
Impairment of Long Lived Assets
The Company assesses the carrying values of the respective long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable, such as a reduction in the expected holding period of the asset. If it is determined that the carrying value is not recoverable because the expected undiscounted cash flows do not exceed carrying value, the Company records an impairment loss to the extent that the carrying value exceeds estimated fair value. The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on the Company's continuous process of analyzing each property and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the property at a particular point in time.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

December 31, 2016, 2015 and 2014

The use of projected future cash flows and related holding period is based on assumptions that are consistent with the estimates of future expectations and the strategic plan the Company uses to manage its underlying business. However assumptions and estimates about future cash flows and capitalization rates are complex and subjective. Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to the impairment analyses could impact these assumptions and result in future or additional impairment charges of the real estate properties.
On a periodic basis, management assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated entities may be other than temporarily impaired. To the extent impairment has occurred, the loss is measured as the excess of the carrying value of the investment over the estimated fair value of the investment. The estimated fair value of the underlying investment includes a review of expected cash flows to be received from the investee.
Real Estate Capitalization and Depreciation
Real estate is reflected at cost less accumulated depreciation within investment property on the consolidated balance sheet. Ordinary repairs and maintenance are expensed as incurred.
Depreciation expense is computed using the straight line method. Building within investment property on the consolidated balance sheet is depreciated based upon an estimated useful life of 30 years, and 5-15 years for furniture, fixtures and equipment and site improvements within other improvements in building and other improvements on the consolidated balance sheet. The estimated useful lives of our assets is a subjective assessment.
Tenant improvements are amortized on a straight line basis over the lesser of the life of the tenant improvement or the lease term as a component of depreciation and amortization expense on the consolidated statement of operations.
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
The Company makes subjective assessments as to the useful lives of the Company’s assets. These assessments have a direct impact on the Company’s results of operations. Should the Company lengthen the expected useful life of an asset, it would be depreciated over a longer period, resulting in less annual depreciation expense and higher annual net income. Should the Company shorten the expected useful life of an asset, it would be depreciated over a shorter period resulting in more annual depreciation expense and lower annual net income.
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
The Company recognizes all derivatives in the consolidated balance sheets at fair value. Additionally, the fair value adjustments will affect either equity or net income depending on whether the derivative instruments qualify as a hedge for accounting purposes and, if so, the nature of the hedging activity. When the terms of an underlying transaction are modified, or when the underlying transaction is terminated or completed, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures. Any derivative instrument used for risk management that does not meet the criteria for hedge accounting is marked-to-market each period in the consolidated statements of operations and comprehensive income (loss). The Company does not use derivatives for trading or speculative purposes.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

December 31, 2016, 2015 and 2014

Marketable Securities
The Company classifies its investment in marketable securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale. Investment in securities at December 31, 2016 and 2015 consists of common and preferred stock investments and investments in real estate related bonds that are all classified as available-for-sale securities and are recorded at fair value. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. When a security is impaired, the Company considers whether it has the ability and intent to hold the investment for a time sufficient to allow for any anticipated recovery in market value and whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to period end and expected forecasted performance of the investee.
Fair Value Measurements
The carrying amounts of cash and cash equivalents, restricted cash and escrows, accounts and rents receivables, other assets, accounts payable, accrued expenses and other liabilities reasonably approximates fair value, in management’s judgment, because of their short-term nature. Fair value information relating to marketable securities, real estate related bonds, derivative financial instruments, investment properties, investments in unconsolidated entities and debt is provided in Note 11-Fair Value Measurements.
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
The determination of who owns the tenant improvements, for accounting purposes, is subject to significant judgment. In making that determination, the Company considers all of the above factors. No one factor, however, necessarily is determinative.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

December 31, 2016, 2015 and 2014

Rental income is recognized on a straight-line basis over the term of each lease. The cumulative difference between rental income earned and recognized on a straight-line basis in the consolidated statements of operations and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying consolidated balance sheets.
Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to the Company, for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease. Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid. These expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the consolidated statements of operations and comprehensive income (loss).
The Company records lease termination income when there is a signed termination agreement, all of the conditions of the termination agreement have been met, the tenant is no longer occupying the property and termination income amounts due are considered collectible.
The Company defers recognition of contingent rental income (i.e. percentage/excess rent) until the specified target that triggers the contingent rental income is achieved.
Income Taxes
The Company is qualified and has elected to be taxed as a REIT under the Code for federal income tax purposes commencing with the tax year ended December 31, 2005. Since the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders (the "90% Distribution Requirement"). If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.
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
Share Based Compensation
In accordance with FASB ASC Topic 718, Accounting for Share Based Compensation, companies are required to recognize in the consolidated statements of operations and comprehensive income (loss) the grant-date fair value of stock options and other equity based compensation issued to employees. Under FASB ASC Topic 718, the way an award is classified will affect the

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

December 31, 2016, 2015 and 2014

measurement of compensation cost. Equity classified awards are measured at grant date fair value, and amortized on a straight-line basis over the vesting period and are not subsequently re-measured. At December 31, 2016, the Company had one stock based compensation plan, which is discussed in "Note 14. Stock-Based Compensation". The compensation cost is based on awards that are expected to vest.
Recently Adopted Accounting Pronouncements
In April 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which includes amendments that change the requirements for reporting and disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. In addition, ASU 2014-08 expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. ASU No. 2014-08 was effective for interim and annual reporting periods in fiscal years that began after December 15, 2014. The Company early adopted ASU No. 2014-08, effective January 1, 2014.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation. This update includes amendments that change the requirements for evaluating limited partnerships and similar entities for consolidation. Under the new guidance, limited partnerships and similar entities will be considered VIEs unless a scope exception applies. As such, entities that consolidate LLCs and LPs and similar entities that are considered to be VIEs, will be subject to VIE primary beneficiary disclosure requirements, and entities that do not consolidate a VIE will be subject to the disclosure requirements that apply to variable interest holders other than the primary beneficiary. The new guidance also eliminates three of the six criteria for determining if fees paid to a decision maker or service provider are considered to be variable interest in a VIE and changes the criteria used to determine if variable interests in a VIE held by related parties of a reporting entity require the reporting entity to consolidate the VIE. This standard is effective for financial statements issued by public companies for annual and interim reporting periods beginning after December 15, 2015. The adoption did not have a significant impact on the Company's consolidated financial statements or disclosure requirements.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Subsequently, in August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which allows an entity to present the costs related to securing a line-of-credit arrangement as an asset, regardless of whether there are any outstanding borrowings. The Company adopted ASU No. 2015-03 and No. 2015-15 effective as of January 1, 2016 with retrospective application to the December 31, 2015 consolidated balance sheet. The effect of the adoption of ASU No. 2015-03 and No. 2015-15 was to reclassify debt issuance costs of approximately $8,496 as of December 31, 2015 from deferred costs and other assets in the consolidated balance sheet to a contra account as a deduction from debt in the consolidated balance sheet. There was no effect on the consolidated statements of operations and comprehensive income (loss).
In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires that if the initial accounting for a business combination is incomplete as of the end of the reporting period in which the acquisition occurs, the acquiror records provisional amounts based on information available at the acquisition date. This guidance is effective for the Company beginning January 1, 2016. The adoption did not have a significant impact on the Company's consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which clarified the definition of a business with the objective of providing guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The revised guidance will result in many real estate transactions being classified as asset acquisitions with transaction costs being capitalized. The guidance is effective beginning January 1, 2018. Early adoption is permitted. The Company early adopted ASU No. 2017-01 effective as of October 1, 2016. The adoption of ASU No. 2017-01 resulted in the classification of two assets acquired by the Company in the fourth quarter of 2016 as asset acquisitions. The Company then capitalized related transaction costs of approximately $220 on these two assets acquired during the fourth quarter of 2016, which had not been previously reported at the time of adoption.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

December 31, 2016, 2015 and 2014

Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective, although it will not affect the accounting for rental related revenues. In April 2015, the FASB approved an amendment to the ASU, deferring the effective date one year to annual reporting periods beginning after December 15, 2017 for public entities. The standard permits the use of either the retrospective or cumulative effect transition method. Early adoption is prohibited. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. Most significantly for the real estate industry, leasing transactions are not within the scope of the new standard.  A majority of the Company’s tenant-related revenue is recognized pursuant to lease agreements and will be governed by the recently issued leasing guidance discussed below.  As a result, while the total revenue recognized over time would not differ under the new guidance, the recognition pattern would be different. The Company is continuing to evaluate this guidance and does not expect its adoption will have a significant impact on the consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which revises an entity's accounting related to: (i) the classification and measurement of investments in equity securities; (ii) the presentation of certain fair value changes for financial liabilities measured at fair value; and (iii) amends certain disclosure requirements associated with the fair value of financial instruments, including eliminating the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is continuing to evaluate this guidance and does not expect its adoption will have a significant impact on the consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases, amending the existing accounting standards for lease accounting for both parties to a lease contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset ("ROU") and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU No. 2016-02 will be effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted as of the standard's issuance date. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain practical expedients available. The Company will continue to evaluate the impact this guidance will have on its financial position or results of operations until it becomes effective. As a lessee, the Company does not expect this standard will have a material effect on the consolidated financial statements. While the Company continues to assess the effect of adoption as a lessee, the Company currently believes the most significant change relates to the recognition of a new ROU asset and lease liability on the Company's consolidated balance sheets for its corporate office leases, as well as the ground lease agreements in which the Company is the lessee for land underneath all or a portion of the buildings at two multi-tenant retail assets (see Note 15).  Currently, the Company accounts for both the office and the ground lease arrangements as operating leases.  Both the office leases and the ground leases are not material to the Company’s consolidated financial statements. As a lessor, the Company believes substantially all of the Company's leases will continue to be classified as operating leases under the new standard. Common area maintenance ("CAM") provided for in real estate contracts will be accounted for as a non-lease component within the scope of the new revenue standard. As a result, entities will be required to recognize revenues associated with real estate leases separately from revenues associated with CAM. The Company also has certain lease arrangements with its tenants for space at its shopping centers in which the contractual amounts due under the lease by the lessee are not allocated between the rental and expense reimbursement components ("Gross Leases").  The aggregate revenue earned under Gross Leases is presented as rental income in the consolidated statements of operations.  As a result, the Company anticipates it will be required to bifurcate the presentation of certain expense reimbursements as well as allocate the fair value of the embedded revenue associated with these reimbursements for Gross Leases, which represent an immaterial portion of the Company’s lease portfolio, and separately present such amounts in its consolidated statements of operations. The Company will continue to evaluate whether the variable payment provisions in the new lease standard, or the allocation and recognition

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

December 31, 2016, 2015 and 2014

provisions of the new revenue standard, will affect the timing of recognition for Company’s lease and non-lease revenue. Lastly, due to the new standard’s narrowed definition of initial direct costs, the Company expects to expense as incurred certain lease origination costs currently capitalized as initial direct costs and amortized to expense over the lease term. However, the Company does not believe this change will have a material impact on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, which outlines improvements to Employee Share-Based Payment Accounting. The new standard impacts certain aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. The Company has concluded its adoption of ASU No. 2016-09, as issued, will not have a significant impact on the consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows. The new guidance is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The core principle of the ASU requires the classification of eight specific issues identified under ASC 230, Statement of Cash Flows, to be presented as either financing, investing or operating, or some combination thereof, depending upon the nature of the issue. ASU No. 2016-15 will be effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017, and early adoption is permitted. Entities are required to use a retrospective transition approach for all of the issues identified to each period presented. The Company has not yet completed its evaluation of the impact this standard will have on its consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows. This new guidance is intended to reduce the existing diversity in practice in how certain transfers between cash and restricted cash are classified as operating, investing, or financing activities within the statement of cash flows. ASU No. 2016-18 will be effective for annual reporting periods beginning after December 31, 2017, and interim periods within those fiscal years. Early adoption is permitted. This guidance requires a retrospective transition method of adoption for each period presented. The Company has not yet completed its evaluation of the impact this standard will have on its consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

December 31, 2016, 2015 and 2014

3. Acquired Properties
The Company records identifiable assets, liabilities and noncontrolling interests acquired at fair value.
During the year ended December 31, 2016, the Company acquired eight wholly owned multi-tenant retail assets for a gross acquisition price of $465,177 and assumed mortgage debt of $16,000 on one acquisition as part of non-cash financing activities. The table below reflects multi-tenant retail assets acquired during the year ended December 31, 2016.

Asset	Acquisition Date	Gross Acquisition Price	Square Feet
Shops at the Galleria	4/1/2016	$132,000	538,000
Renaissance Center	4/1/2016	129,200	363,000
Stevenson Ranch	4/15/2016	72,500	187,000
The Pointe at Creedmoor	7/12/2016	16,977	60,000
Windward Commons	8/23/2016	27,650	117,000
Old Grove Marketplace	8/25/2016	23,250	81,000
Northcross Commons (a)	10/14/2016	31,000	63,000
Riverwalk Market (a)	11/14/2016	32,600	90,000
Total		$465,177

(a)	The Company capitalized transaction costs of approximately $220 during the year ended December 31, 2016 related to these assets in accordance with ASU No. 2017-01.
The following table summarizes the estimated fair value of the multi-tenant retail assets acquired and liabilities assumed (excluding mortgage debt) for the year ended December 31, 2016, as listed above.

2016 Acquisitions
Land	$154,737
Building and other improvements	284,598
Total investment properties	439,335
Intangible assets	44,672
Intangible liabilities	(19,088)
Net other assets and liabilities	258
Total fair value of assets acquired and liabilities assumed	$465,177
The foregoing acquired assets are included in the Company's results of operations based on their date of acquisition. The following unaudited pro-forma results of operations reflect these transactions as if each had occurred on January 1 of the earliest year presented, except for two assets acquired in the fourth quarter of 2016 which were accounted for as asset acquisitions in accordance with ASU No. 2017-01. The pro-forma information is not necessarily indicative of the results that actually would have occurred nor does it indicate future operating results.

	(unaudited)
	Year ended December 31,
	2016	2015	2014
Total income	$259,878	$288,943	$307,347
Net income (loss) from continuing operations	$89,680	$(28,014)	$246,130
For assets acquired during the year ended December 31, 2016, the Company recorded income of $24,260 and property net operating income of $17,491, excluding related expensed acquisition costs. The Company incurred $1,287 of acquisition and transaction costs during the period ended September 30, 2016 that were recorded in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss) prior to the Company's adoption of ASU No. 2017-01.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

December 31, 2016, 2015 and 2014

During the year ended December 31, 2015, the Company acquired seven wholly owned assets, comprised of four multi-tenant retail and three student housing assets, for a gross acquisition price of $323,700. The table below reflects acquisition activity for the year ended December 31, 2015.

Asset Type	Asset	Acquisition Date	Gross Acquisition Price	Square Feet
Multi-tenant retail	The Shops at Walnut Creek	4/10/2015	$57,100	216,334
Multi-tenant retail	Westpark Shopping Center	5/12/2015	33,400	176,935
Multi-tenant retail	Rio Pinar Plaza	11/24/2015	34,000	124,283
Multi-tenant retail	Sonterra Village	12/16/2015	21,500	42,492
Student Housing	Bishops Landing (a)	4/27/2015	12,500	(a)
Student Housing	UH Tuscaloosa (a)	10/1/2015	56,600	(a)
Student Housing	UH Baton Rouge (a)	10/19/2015	108,600	(a)
Total			$323,700

(a)	The assets of the student housing acquisitions were recorded as assets of discontinued operations on the consolidated balance sheet as of December 31, 2015.
The following table summarizes the estimated fair value of the multi-tenant retail and student housing assets acquired and liabilities assumed for the year ended December 31, 2015, as listed above.

2015 Acquisitions
Land	$42,273
Building and other improvements	253,017
Furniture, fixtures and equipment	5,708
Construction in progress	12,500
Total investment properties	313,498
Intangible assets	20,467
Intangible liabilities	(9,321)
Net other assets and liabilities	(944)
Total fair value of assets acquired and liabilities assumed	$323,700
The Company placed in service two student housing assets and completed an addition on a third student housing asset during the year ended December 31, 2015. The assets of these student housing assets were recorded as assets of discontinued operations on the consolidated balance sheet as of December 31, 2015. The following table summarizes the student housing assets placed in service during the year ended December 31, 2015.

2015 Student Housing Assets Placed in Service
Land	$17,745
Building and other improvements	126,671
Furniture, fixtures and equipment	4,096
Total fixed assets	$148,512
For multi-tenant retail assets acquired during the year ended December 31, 2015, the Company recorded income of $6,530 and property net operating income of $4,486, excluding related expensed acquisition costs as part of continuing operations on the consolidated statements of operations and comprehensive income (loss). During the years ended December 31, 2015 and 2014, the company incurred $730 and $225, respectively, of acquisition and transaction costs that were recorded in general and administrative expenses as part of continuing operations on the consolidated statements of operations and comprehensive income (loss).

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

December 31, 2016, 2015 and 2014

4. Disposed Properties
The Company disposed of one non-core asset, one student housing asset, 28 multi-tenant retail assets, 17 assets as part of the student housing platform sale, and its investment in one unconsolidated student housing joint venture during the year ended December 31, 2016 for an aggregate gross disposition price of $1,924,350 and generated net proceeds from the sale of those assets of $1,568,978. The Company recognized an aggregate gain on sale of these disposals, net, of $117,848 and $236,256 as a part of net income from continuing and discontinued operations, respectively, on the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2016. In addition, the Company disposed of 18 assets and four parcels of unimproved land as part of the Highlands spin-off, as discussed in "Note 1. Organization", during the year ended December 31, 2016.
The Company sold five non-core assets, eleven multi-tenant retail assets, and one land parcel during the year ended December 31, 2015 for an aggregate gross disposition price of $196,600 and generated net proceeds from the sale of those assets of $196,583. The Company recognized an aggregate gain on sale of these disposals, net, of $40,682 as a part of net income from continuing operations on the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2015.
The Company sold 313 assets and surrendered one non-core and three multi-tenant retail assets to the lender (in satisfaction of non-recourse debt) during the year ended December 31, 2014 for an aggregate gross disposition price of $2,732,250 and generated net proceeds from the sale of those assets of $2,011,978. The Company recognized an aggregate gain on sale of these disposals, net, of $73,246 and $287,688 as a part of net income from continuing and discontinued operations, respectively, on the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2014.
Retail dispositions included in continuing operations
The following multi-tenant retail assets were sold during the year ended December 31, 2016. These assets have been included in continuing operations on the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014.

Asset	Disposition Date	Gross Disposition Price	Square Feet
Cypress Town Center	1/7/2016	$7,300	55,000
James Center	1/13/2016	31,400	140,200
Streets of Indian Lake	3/11/2016	37,000	254,100
Lord Salisbury Center	3/11/2016	20,800	113,800
Fabyan Randall	3/25/2016	14,800	91,400
Ward's Crossing	4/1/2016	16,000	80,900
Bartow Marketplace	4/8/2016	34,800	375,000
Atascocita Shopping Center	4/25/2016	8,900	47,300
Southeast Grocery Portfolio - 6 assets	4/29/2016	68,700	535,300
Brandon Centre	5/2/2016	22,500	133,300
Westport Village	5/17/2016	23,800	168,700
Gravois Dillon Plaza	6/8/2016	15,200	148,100
Highland Plaza	6/30/2016	16,100	148,100
Washington Park Plaza	7/1/2016	32,000	235,000
Gateway Plaza	7/8/2016	17,800	105,000
Winchester & Spring Town Centers - 2 assets	7/8/2016	29,900	102,000
Heritage Crossing	8/16/2016	34,900	311,000
Paradise Shops of Largo	9/29/2016	11,000	54,600
Paradise Place	10/3/2016	10,300	69,600
Donelson Plaza	10/12/2016	4,000	12,200
New Forest Crossing II	11/1/2016	6,800	26,700
Universal Plaza	11/10/2016	15,700	49,500
Total		$479,700

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

December 31, 2016, 2015 and 2014

Dispositions included in discontinued operations
In line with the Company's adoption of the accounting standard governing discontinued operations during the year ended December 31, 2014, only disposals representing a strategic shift that have (or will have) a major effect on results and operations would qualify as discontinued operations. During the years ended December 31, 2016, 2015, and 2014, the Company completed a number of transactions representing strategic shifts that will have a major effect on the results and operations of the Company and the assets and liabilities of these assets have been classified as assets and liabilities of discontinued operations on the consolidated balance sheets as of December 31, 2016 and 2015, and the operations of these assets have been included as income from discontinued operations on the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014, are as follows:
Sale of student housing platform
On June 21, 2016, the Company completed the sale of University House pursuant to the terms of the Agreement, under which the gross sales price was $1,410,000. On the closing date, the Company received net cash consideration, after transaction costs, closing adjustments, payoff of certain debts, and assumption of certain debts by the buyer, of approximately $845,000, $9,900 of which was deposited into escrow and related to post closing obligations, $8,000 of which was held pending resolution in connection with the completion of a development property as of December 31, 2016. Subsequent to December 31, 2016, the Company received $9,100 of the cash deposited into escrow as a result of the final post closing obligation settlement with the Acquiror.
During the year ended December 31, 2016, the Company sold one student housing asset separately from the sale of its student housing platform for a gross disposition price of $33,350 with a net gain on sale of $10,494, which is included in gain on sale of properties, net, within discontinued operations.
On February 4, 2013, the Company entered into a student housing joint venture agreement with Gerding Edlen Investors, LLC ("GE") in order to develop, construct and manage a student housing community. The joint venture is known as 15th & Walnut Owner, LLC ("Eugene"). On February 25, 2016, GE purchased the Company's partnership interest in the joint venture. A gain on the sale of investment in unconsolidated entity of $1,434 was recorded for the year ended December 31, 2016 and is included as part of discontinued operations on the consolidated statements of operations and comprehensive income (loss) and the related investment in the unconsolidated entity has been classified as an asset of discontinued operations on the consolidated balance sheet as of December 31, 2015. The equity in earnings of the unconsolidated entity has been included as income from discontinued operations on the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014.
Combined financial information for the Eugene joint venture
The following tables present the combined condensed financial information for the Company's investment in Eugene as of December 31, 2015.

December 31, 2015
Assets:
Real estate assets, net of accumulated depreciation	$17,944
Other assets	730
Total assets	18,674
Liabilities and equity:
Mortgage debt	11,620
Other liabilities	1,025
Equity	6,029
Total liabilities and equity	$18,674

Company’s share of equity	4,195
Net excess of the net book value of underlying assets over the cost of investments	—
Carrying value of investments in unconsolidated entities	$4,195

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

December 31, 2016, 2015 and 2014

	Year ended December 31,
	2016	2015	2014
Revenues	$305	$1,984	$1,512
Expenses:
Interest expense and loan cost amortization	58	347	368
Depreciation and amortization	113	676	676
Operating expenses, ground rent and general and administrative expenses	164	817	711
Total expenses	335	1,840	1,755
Net (loss) income	$(30)	$144	$(243)
Company's equity in (loss) earnings of the Eugene unconsolidated entity	$(19)	$89	$(150)
Highlands spin-off and other non-core disposition
On April 28, 2016, the Company completed the spin-off of Highlands, which held substantially all of the Company's remaining non-core assets. The assets included as part of the Highlands spin-off consisted of 18 assets and four parcels of unimproved land. The Company received no proceeds associated with the Highlands spin-off. For the year ended December 31, 2016, the Company recorded a provision for asset impairment loss of $76,583 in connection with these assets, which is included in discontinued operations on the consolidated statement of operations and comprehensive income (loss).
The Company also sold one non-core asset during the year ended December 31, 2016 for a gross disposition price of $1,300, with a gain on the sale of $117 which is included in discontinued operations.
Xenia spin-off and select service disposition
On February 3, 2015, the Company completed the spin-off of Xenia, which consisted of 46 assets. The Company received no proceeds associated with the Xenia spin-off.
On February 21, 2014, the Company purchased its partners' interest in one lodging joint venture, which resulted in the Company obtaining control of the venture. Therefore, as of December 31, 2014, the Company consolidated this entity, recorded the assets and liabilities of the joint venture at estimated fair value, and recognized a gain of $4,509 on this transaction for the year ended December 31, 2014. The Company recorded equity in earnings related to this joint venture of $293 during the year ended December 31, 2014. The gain on the purchase and the equity in earnings related to this entity have been included as part of discontinued operations on the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2014. This asset was included in the select service lodging portfolio of 52 assets that were sold on November 17, 2014 along with three stand-alone lodging assets sold during the year ended December 31, 2014, all of which have been included as income from discontinued operations on the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2016, 2015, and 2014.
Net lease asset portfolio disposition
During the year ended December 31, 2014, the Company sold a portfolio of 223 net lease assets. The operations of these assets have been included as income from discontinued operations on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2014. A provision for asset impairment of $71,599 was recognized on one asset, AT&T St. Louis, which was subsequently included in the Highlands spin-off.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

December 31, 2016, 2015 and 2014

The major classes of assets and liabilities of discontinued operations, by disposal group, as of December 31, 2016 and 2015 were as follows:

	As of December 31, 2016				As of December 31, 2015
	University House sale	Highlands spin-off and other non-core	Xenia spin-off	Total	University House sale	Highlands spin-off and other non-core	Xenia spin-off	Total

Assets
Investment properties:
Land	$—	$—	$—	$—	$114,741	$139,215	$—	$253,956
Building and other improvements	—	—	—	—	913,727	638,709	—	1,552,436
Construction in progress	—	—	—	—	68,408	—	—	68,408
Total	—	—	—	—	1,096,876	777,924	—	1,874,800
Less accumulated depreciation	—	—	—	—	(107,033)	(165,261)	—	(272,294)
Net investment properties	—	—	—	—	989,843	612,663	—	1,602,506
Investment in unconsolidated entities	—	—	—	—	4,195	—	—	4,195
Accounts and rents receivable (net of allowance of $0 and $230)	—	—	—	—	2,596	11,785	—	14,381
Intangible assets, net	—	—	—	—	3,131	12,101	—	15,232
Deferred costs and other assets (a)	7	—	368	375	6,894	3,552	3,118	13,564
Total assets of discontinued operations	$7	$—	$368	$375	$1,006,659	$640,101	$3,118	$1,649,878
Liabilities
Debt, net	—	—	—	—	371,450	404,056	—	775,506
Accounts payable and accrued expenses (b)	107	—	—	107	19,170	26,076	—	45,246
Intangible liabilities, net	—	—	—	—	—	4,668	—	4,668
Other liabilities (c)	18	—	—	18	7,855	1,519	21	9,395
Total liabilities of discontinued operations	$125	$—	$—	$125	$398,475	$436,319	$21	$834,815

(a)	Deferred costs and other assets at December 31, 2016 primarily include receivables from Xenia related to taxes.

(b)	Accounts payable and accrued expenses at December 31, 2016 primarily include accrued costs related to University House.

(c)	Other liabilities at December 31, 2016 primarily includes liabilities related to University House.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

December 31, 2016, 2015 and 2014

The operations reflected in discontinued operations on the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year ended December 31,
	2016 (a)	2015 (a) (b)	2014 (a) (b) (c)
Income	$85,330	$255,197	$1,339,893
Less:
Depreciation and amortization expense	30,078	74,257	232,778
Other expenses	33,085	117,724	864,138
Provision for asset impairment	76,583	—	76,264
Operating (loss) income from discontinued operations	(54,416)	63,216	166,713
Interest expense, income taxes, and other miscellaneous income	(14,655)	(34,145)	(143,429)
Equity in earnings of unconsolidated entity	(19)	89	(443)
Gain on sale of investment in unconsolidated entity	1,434	—	4,509
Gain on sale of properties, net	236,256	—	287,688
Loss on extinguishment of debt (d)	(2,826)	—	(76,659)
Net income from discontinued operations	165,774	29,160	238,379
Less net income attributable to non-controlling interests	—	(15)	(16)
Net income from discontinued operations attributable to Company	$165,774	$29,145	$238,363
Net income from discontinued operations, per weighted average number of common shares outstanding, basic and diluted	$0.19	$0.04	$0.27
Weighted average number of common shares outstanding, basic and diluted	854,638,497	861,830,627	878,064,982

(a)
Includes the 17 student housing assets included in the University House sale, the unconsolidated student housing joint venture sold, 18 assets and four parcels of unimproved land included in the Highlands spin-off, one non-core asset, and one student housing asset.

(b)	Includes the 52 select service lodging assets and three stand-alone lodging assets.

(c)	Includes the portfolio of 223 net lease assets.

(d)
During the year ended December 31, 2014, the Company prepaid $105,331 of mortgage debt secured by ten assets through defeasance. The Company incurred $8,288 in costs to defease these loans, which are included in loss on extinguishment of debt. These costs were paid into an escrow account and were protected from the Company's creditors, to cover principal and interest payments upon loan maturity. These assets were sold prior to December 31, 2014.

University House sale
Net cash provided by operating activities from the assets classified as discontinued operations was $22,021, $29,503 and $31,683 for the years ended December 31, 2016, 2015 and 2014, respectively. Net cash provided by (used in) investing activities from the properties classified as discontinued operations was $1,230,361, $(286,722), and $(115,286) for the years ended December 31, 2016, 2015 and 2014, respectively.
Highlands spin-off and other non-core disposition
Net cash (used in) provided by operating activities from the assets classified as discontinued operations was $(866), $58,020, and $52,359 for the years ended December 31, 2016, 2015 and 2014, respectively. Net cash used in investing activities from the properties classified as discontinued operations was $(3,217), $(3,130), and $(5,485) for the years ended December 31, 2016, 2015 and 2014, respectively.
Xenia spin-off
Net cash provided by (used in) operating activities from the assets classified as discontinued operations was $(74), $(5,799), and $204,785 for the years ended December 31, 2016, 2015 and 2014, respectively. Net cash provided by (used in) investing activities from the assets classified as discontinued operations was $2,697, $(2,945), and $827,544 for the years ended December 31, 2016, 2015 and 2014, respectively.
Net lease asset portfolio disposition
Net cash provided by operating activities from the assets classified as discontinued operations was $3,047 for the year ended December 31, 2014. Net cash provided by (used in) investing activities from the assets classified as discontinued operations was $525,761 for the years ended December 31, 2014.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

December 31, 2016, 2015 and 2014

5. Investment in Partially Owned Entities
Unconsolidated Entities
The entities listed below are owned by the Company and other unaffiliated parties in joint ventures. Net income, distributions and capital transactions for these entities are allocated to the Company and its joint venture partners in accordance with the respective partnership agreements.
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

			Carrying Value of
			Investment at December 31,
Entity	Description	Ownership %	2016	2015
IAGM Retail Fund I, LLC (a)	Multi-tenant retail shopping centers	55%	$126,090	$131,362
Downtown Railyard Venture, LLC (b)	Land development	(b)	52,365	45,081
Other unconsolidated entities	Various real estate investments	Various	273	1,873
			$178,728	$178,316

(a)
On April 17, 2013, the Company entered into a joint venture, IAGM Retail Fund I, LLC ("IAGM"), with PGGM Private Real Estate Fund ("PGGM"), for the purpose of acquiring, owning, managing, supervising, and disposing of properties and sharing in the profits and losses from those properties and its activities. The Company initially contributed 13 multi-tenant retail properties totaling 2,109,324 square feet from its portfolio to IAGM for an equity interest of $96,788, and PGGM contributed $79,190. The gross disposition price was $409,280. On July 1, 2013, the Company contributed another multi-tenant retail asset for a gross disposition price of $34,350. The Company treated these dispositions as a partial sale, and the activity related to the disposed assets remains in continuing operations on the consolidated statements of operations and comprehensive income (loss), since the Company has an equity interest in IAGM, and therefore the Company has continued ownership interest in the assets. The Company amortizes the basis adjustment over 30 years consistent with the depreciation of the investee's underlying assets.

The Company is the managing member of IAGM, responsible for the day-to-day activities and earns fees for venture management, property management, leasing and other services provided to IAGM. The Company analyzed the joint venture agreement and determined that it was not a VIE. The Company also considered PGGM's participating rights under the joint venture agreement and determined that PGGM has the ability to participate in major decisions, which equates to shared decision making. Accordingly, the Company has significant influence but does not control IAGM. Therefore, this joint venture is accounted for using the equity method of accounting.

(b)
On September 30, 2015, the Company was admitted as a member to Downtown Railyard Venture, LLC ("DRV"), which is a joint venture established in order to develop and sell a land development. Simultaneously, the Company structured and closed the sale of a non-core land development to DRV, which for accounting purposes is treated as a contribution of the land development to DRV in exchange for an equity interest of $46,174 in DRV (the foregoing transaction is referred to as the "Railyards Transaction"). The Company recorded a loss of $12,919 on the Railyards Transaction in 2015 due to the difference between the carrying value of the land and the estimated fair value of the equity interest. The Company's ownership percentage in DRV is based upon a waterfall calculation outlined in the operating agreement. The joint venture partner is the developer and managing member of DRV, responsible for the day-to-day activities and earns fees for managing the venture. The Company analyzed the joint venture agreement and determined that DRV is not a VIE. The Company also considered the participating rights under the joint venture agreement and determined that both partners have the ability to participate in major decisions, which equates to shared decision making. As such, both partners have significant influence but do not control DRV. Therefore, the Company does not consolidate this entity and accounts for its investment in the entity under the equity method of accounting. During the year ended December 31, 2015, the Company received return of capital proceeds of $4,092 related to the sale of a land parcel and contributed $3,000 in capital to the joint venture.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

December 31, 2016, 2015 and 2014

On February 4, 2013, the Company entered into a joint venture agreement with GE in order to develop, construct and manage a student housing community. On February 25, 2016, GE purchased the Company's partnership interest in the joint venture. A gain on the sale of the joint venture of $1,434 was recorded for the year ended December 31, 2016 and is included as part of discontinued operations on the consolidated statements of operations and comprehensive income (loss) as the Company's exit from the student housing market is a strategic shift that has had a major effect on the Company's operations and financial results.
On June 29, 2007, the Company entered into a joint venture, Cobalt Industrial REIT II (“Cobalt”), to invest $149,000 in shares of common beneficial interest. The Company analyzed the venture and determined that it was not a variable interest entity. The Company also considered its participating rights under the joint venture agreement and determined that such participating rights also required the agreement of Cobalt, which equated to shared decision making ability, and therefore did not give the Company control over the venture. As such, the Company had significant influence but did not control Cobalt. Therefore, the Company did not consolidate this entity, rather the Company accounted for its investment in the entity under the equity method of accounting. On December 18, 2014, Cobalt sold all of its real estate assets, and the Company recognized its share of the gain on the sale of the assets in equity in earnings for the year ended December 31, 2014. The Company also recorded receipt of a cash dividend from the joint venture as a result of the sale. The Company assessed its remaining interest in the joint venture against expected future distributions from Cobalt, recognizing an other than temporary impairment of $8,464 at December 31, 2014. During the year ended December 31, 2015, the Company received the final distribution from Cobalt. Accordingly, the Company recorded a gain of $326 on the closing of the fund, as the distributions received in 2015 exceeded the Company's book value of the asset at the time the final distribution was received.
On February 21, 2014, the Company purchased its partners' interest in one lodging joint venture, which resulted in the Company obtaining control of the venture. Therefore, as of December 31, 2014, the Company consolidated this entity, recorded the assets and liabilities of the joint venture at estimated fair value, and recognized a gain of $4,509 on this transaction for the year ended December 31, 2014. This gain is included as part of discontinued operations on the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2014. This asset was included in the select service lodging portfolio sold on November 17, 2014.
During the years ended December 31, 2016 and 2015, the Company recorded no impairment on its unconsolidated entities. During the year ended December 31, 2014, the Company recorded an impairment of $8,464 on one unconsolidated entity as part of continuing operations on the consolidated statements of operations and comprehensive income (loss).
During the year ended December 31, 2016, the Company recorded no gain on sale of unconsolidated entities within continuing operations on the consolidated statements of operations and comprehensive income (loss). During the year ended December 31, 2015, the Company recorded a gain of $326 on the termination of one unconsolidated entity. During the year ended December 31, 2014, the Company recorded a gain on the termination of two of its unconsolidated entities of $64,816. These gains were included as part of continuing operations on the consolidated statements of operations and comprehensive income (loss).

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

December 31, 2016, 2015 and 2014

Combined Financial Information
The following tables present the combined financial information for the Company’s investments in unconsolidated entities.

	As of
	December 31, 2016	December 31, 2015
Assets:
Real estate assets, net of accumulated depreciation	$628,667	$645,305
Other assets	71,288	99,165
Total assets	699,955	744,470
Liabilities and equity:
Mortgage debt	311,378	314,202
Other liabilities	65,225	78,617
Equity	323,352	351,651
Total liabilities and equity	699,955	744,470
Company’s share of equity	192,124	192,311
Net excess of the net book value of underlying assets over the cost of investments (net of accumulated amortization of $2,229 and $1,630, respectively)	(13,396)	(13,995)
Carrying value of investments in unconsolidated entities	$178,728	$178,316

	Year ended December 31,
	2016	2015	2014
Revenues	$70,385	$67,033	$193,745
Expenses:
Interest expense and loan cost amortization	13,015	15,319	45,219
Depreciation and amortization	27,209	23,252	65,573
Operating expenses, ground rent and general and administrative expenses	21,671	21,200	76,596
Total expenses	61,895	59,771	187,388
Net income before gain on sale of real estate	8,490	7,262	6,357
Gain on sale of real estate	—	35,462	218,626
Net income	$8,490	$42,724	$224,983

Company's share of net income, net of excess basis depreciation of $520, $520, and $513, respectively	$4,109	$17,307	$81,329
Distributions from unconsolidated entities in excess of the investments' carrying value	5,190	17,771	—
Equity in earnings of unconsolidated entities	$9,299	$35,078	$81,329

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

December 31, 2016, 2015 and 2014

The unconsolidated entities had total third party mortgage debt of $311,378 at December 31, 2016 that matures as follows:

Maturities during the year ended December 31,	Amount
2017	$—
2018	—
2019	203,857
2020	16,246
2021	—
Thereafter	91,275
$311,378
Of the total outstanding debt related to assets held by the Company's unconsolidated joint ventures, approximately $23,000 is recourse to the Company. It is anticipated that the joint ventures will be able to repay or refinance all of their debt on a timely basis.
6. Transactions with Related Parties
During the years ended December 31, 2016, 2015 and 2014, the Company earned other fee income of $4,348, $3,820, and $1,121, respectively, which are fees derived from property management, asset management, leasing commissions and other fees earned from providing services to our joint venture partnerships.
On March 12, 2014, the Company entered into a series of agreements and amendments to existing agreements with affiliates of the Inland Group pursuant to which the Company began the process of becoming entirely self-managed (collectively, the "Self-Management Transactions"). As of January 1, 2015, the Company is no longer a related party to The Inland Group, Inc.
The following table summarizes the Company’s related party transactions for the years ended December 31, 2016, 2015 and 2014.

	Year ended December 31,
	2016	2015	2014
Related party transactions within general and administrative expenses
General and administrative reimbursement	$—	$—	$6,259
Investment advisor fee	—	—	1,158
Total related party transactions within general and administrative expenses	$—	$—	$7,417
Other related party transactions
Other fee income	$4,348	$3,820	$1,121
Property management fees	—	—	12,182
Business manager fee (a)	—	—	2,605
Loan placement fees (b)	—	—	224
There were no unpaid amounts outstanding as of December 31, 2016 and 2015.

(a)
In connection with the closing of the Master Modification Agreement and termination of the business management agreement, the Company paid a business management fee for January 2014, which totaled approximately $3,333. The Company did not pay a business management fee subsequent to January 31, 2014. Pursuant to the letter agreement dated May 4, 2012, the business management fee was reduced for investigation costs exclusive of legal fees incurred in conjunction with the SEC investigation (as previously disclosed in the Form 10-Q filed on May 12, 2014). The Master Modification Agreement contained a 90-day reconciliation of certain payments and reimbursements, including the January 2014 business management fee. The reconciliation was completed during the year ended December 31, 2014, which resulted in $728 of SEC-related investigation costs and an adjusted January 2014 business management fee expense of $2,605. Pursuant to the March 12, 2014 Self-Management Transactions, the May 4, 2012 letter agreement by the Business Manager has been terminated.

(b)
The Company paid a related party of the Business Manager 0.2% of the principal amount of each loan placed for the Company. Such costs were capitalized as loan fees and amortized over the respective loan term.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

December 31, 2016, 2015 and 2014

7. Investment in Marketable Securities
Investment in marketable securities of $183,883 and $177,431 at December 31, 2016 and 2015, respectively, consists primarily of preferred and common stock investments in other REITs and certain real estate related bonds which are classified as available-for-sale securities and recorded at fair value. The cost basis net of impairments of available-for-sale securities was $125,311 and $138,318 at December 31, 2016 and 2015, respectively.
The Company's investment in marketable securities included a 4.9% and 5.0% ownership of the outstanding common stock of Xenia as of December 31, 2016 and 2015, respectively. As of December 31, 2015, the cost basis of the Xenia securities held by the company was equal to approximately 5% of the net equity, at historical cost basis, contributed to Xenia at the time of the Xenia spin-off. The Company held an investment in Xenia securities reported at its fair value of $101,666 and $86,919 as of December 31, 2016 and 2015, respectively. The cost basis of the Xenia securities held by the Company was $74,555 and $80,748 as of December 31, 2016 and 2015, respectively.
Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. The Company has net accumulated comprehensive income related to its marketable securities portfolio of $58,572, $39,113 and $59,273, which includes gross unrealized losses of $598, $2,242 and $1,328 as of December 31, 2016, 2015 and 2014, respectively. Securities with gross unrealized losses have a related fair value of $1,204 and $10,712 as of December 31, 2016 and 2015, respectively.
The Company’s policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and believes that decline to be other-than-temporary. Factors in the assessment of other-than-temporary impairment include determining whether (1) the Company expects the value of the security to recover, (2) the Company has the ability and intent to hold the security until it recovers, and (3) the length of time and degree to which the security’s price has declined. During the year ended December 31, 2016, an other than temporary impairment to available-for-sale securities of $1,327 was recorded on one security which is included as a component of realized gain (loss) and (impairment) on securities, net, on the consolidated statements of operations and comprehensive income (loss). During the years ended December 31, 2015 and 2014, the Company recorded no impairment on available-for-sale securities.
Dividend income is recognized when earned. During the years ended December 31, 2016, 2015 and 2014, dividend income from marketable securities of $10,490, $10,144 and $11,497 was recognized and is included as a part of continuing operations in interest and dividend income on the consolidated statements of operations and comprehensive income (loss).

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

December 31, 2016, 2015 and 2014

8. Future Minimum Rents
Minimum lease payments to be received under long term leases as well as specialty leases and agreements, assuming no expiring leases are renewed as of December 31, 2016, were as follows:

For the year ending December 31,	Minimum Lease Payments
2017	$172,134
2018	146,744
2019	119,083
2020	98,437
2021	74,625
Thereafter	206,817
Total	$817,840
The remaining lease terms range from one year to eighty-three years. The majority of the revenue from the Company’s non-core and multi-tenant retail assets consists of rents received under long-term operating leases. Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease. Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid. Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations and comprehensive income. Under leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the consolidated statements of operations and comprehensive income (loss).

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

December 31, 2016, 2015 and 2014

9. Intangible Assets
The following table summarizes the Company’s identified intangible assets and intangible liabilities as of December 31, 2016 and 2015.

	As of December 31,
	2016	2015
Intangible assets:
Acquired in-place leases	$197,545	$200,517
Acquired above market leases	28,148	25,746
Intangible assets	225,693	226,263
Accumulated amortization:
Accumulated amortization, acquired in-place leases	(134,926)	(151,656)
Accumulated amortization, above market leases	(18,509)	(18,709)
Accumulated amortization	(153,435)	(170,365)
Intangible assets, net	72,258	55,898
Deferred leasing costs:
Leasing costs	18,900	18,240
Accumulated amortization, leasing costs	(9,667)	(9,230)
Deferred leasing costs, net	9,233	9,010
Deferred leasing costs and other related intangibles, net	$81,491	$64,908
Intangible liabilities:
Acquired below market leases	$65,978	$59,009
Accumulated amortization, acquired below market leases	(22,039)	(20,990)
Intangible liabilities, net	$43,939	$38,019
Amortization pertaining to the above market lease costs was applied as a reduction to rental income. Amortization pertaining to the below market lease costs was applied as an increase to rental income. The difference between the contractual rental rates and the Company’s estimate of market rental rates is measured over a period equal to the remaining term of the leases (using a discount rate which reflects the risks associated with the leases acquired, including geographical location, size of leased area, tenant profile and credit risk) and is amortized on a straight line basis over the life of the related leases.
The following table provides a summary of the amortization related to acquired in-place lease intangibles and acquired above and below market lease costs for the years ended December 31, 2016, 2015 and 2014.

	Year ended December 31,
Amortization of:	2016	2015	2014
In-place lease intangibles	$18,298	$16,546	$23,524
Above market lease costs (a)	2,581	2,779	4,686
Amortization of intangible assets	20,879	19,325	28,210
Deferred leasing costs	1,968	2,086	2,229
Amortization of deferred leasing costs and intangible assets	$22,847	$21,411	$30,439

Below market lease costs (b)	$6,676	$4,185	$4,248
Amortization of intangible liabilities	$6,676	$4,185	$4,248

(a)	Amounts are recorded as a reduction to rental income.

(b)	Amounts are recorded as an increase to rental income.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

December 31, 2016, 2015 and 2014

The following table provides a summary of the amortization during the next five years and thereafter related to deferred costs and intangible assets and liabilities as of December 31, 2016.

Year ended December 31,	In-place lease intangible assets	Above market lease intangible assets	Deferred leasing cost assets	Below market lease intangible liabilities
2017	$15,231	$2,420	$1,968	$6,759
2018	11,502	1,892	1,660	6,369
2019	9,241	1,208	1,483	5,458
2020	6,625	898	1,269	4,623
2021	4,094	610	945	3,696
Thereafter	15,926	2,611	1,908	17,034
Total	$62,619	$9,639	$9,233	$43,939

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

December 31, 2016, 2015 and 2014

10. Debt
During the years ended December 31, 2016 and 2015, the following debt transactions occurred:

Balance at December 31, 2014	$1,991,608
New financings	406,563
Paydown of debt	(26,060)
Extinguishment of debt	(498,322)
Debt issuance costs and amortization of mortgage premium and discount, net	(3,632)
Debt classified as discontinued operations	(775,506)
Balance at December 31, 2015	$1,094,651
New financings	420,521
Assumed financings	16,000
Paydown of debt	(3,313)
Extinguishment of debt	(803,890)
Debt issuance costs and amortization of mortgage premium and discount, net	6,636
Balance at December 31, 2016	$730,605
Mortgages Payable
Mortgage loans outstanding as of December 31, 2016 and 2015 were $434,746 and $1,774,221, respectively, and had a weighted average interest rate of 4.85% and 4.94% per annum, respectively. Mortgage discount, net, was $317 and $5,568 as of December 31, 2016 and 2015, respectively. Debt issuance costs, which are presented as a deduction from the related debt liabilities, were $3,824 and $8,496 as of December 31, 2016 and 2015, respectively. During the year ended December 31, 2016, the Company assumed mortgage debt of $16,000 on one acquisition which was reported as a non-cash financing activity on the statement of cash flows.
Of the mortgage loans outstanding at December 31, 2015, approximately $778,793 related to liabilities of discontinued operations. There was no mortgage discount, net, related to liabilities of discontinued operations as of December 31, 2015. Of the debt issuance costs, $3,287 related to liabilities of discontinued operations as of December 31, 2015.
As of December 31, 2016, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through June 2037, as follows:

For the year ending December 31,	Amount	Weighted average interest rate
2017 (a)	$138,140	5.65%
2018	59,575	4.25%
2019	—	—%
2020	—	—%
2021	13,085	5.20%
Thereafter	223,946	4.79%
Total	$434,746	4.85%

(a)	Of the mortgage indebtedness maturing during the year ending December 31, 2017, approximately $60.0 million relates to a non-core office asset.
It is anticipated that the Company will be able to repay, refinance or extend the debt maturing in 2017, and the Company believes it has adequate sources of funds to meet short-term cash needs related to these refinancings or extensions. Of the total outstanding debt for all years, approximately $26,550 is recourse to the Company as of December 31, 2016. It is anticipated that the Company will use proceeds from sales, cash on hand, capacity on term loan and line of credit to repay, refinance, or extend the debt maturing in 2017 and 2018.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

December 31, 2016, 2015 and 2014

Some of the mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions and distribution limitations. As of December 31, 2016 and 2015, the Company was in compliance with all mortgage loan requirements except one loan in default with a carrying value of $3,151 which matured in 2016. This loan is not cross collateralized with any other mortgage loans, is not recourse to the Company and has no cross default provisions.
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
The term loan credit facility consists of two tranches: a five-year tranche maturing on January 15, 2021, and a seven-year tranche maturing on November 5, 2022. The credit facility is subject to maintenance of certain financial covenants. As of December 31, 2016 and 2015, the Company was in compliance with all of the covenants and default provisions under the credit agreement. Interest rates are based on the Company's total leverage ratio. Based upon the Company's total leverage ratios at December 31, 2016 and 2015, the five-year tranche bears an interest rate of 1-month LIBOR plus 1.30% and the seven-year tranche bears an interest rate of 1-month LIBOR plus 1.60%.
The Company's outstanding balance on the term loan credit facility of $300,000 as of December 31, 2016 included $200,000 outstanding on the five-year tranche and $100,000 outstanding on the seven-year tranche. As of December 31, 2016, $150,000 of the $200,000 outstanding balance on the five-year tranche was swapped to a fixed rate by two interest rate swap agreements with notional values of $90,000 and $60,000 and were subject to a floating rate index of 1-month LIBOR plus 1.439%. The Company's outstanding balance on the term loan credit facility of $110,000 as of December 31, 2015 was part of the five-year tranche, and was swapped to a fixed rate by two interest rate swap agreements with notional values of $44,000 and $66,000 and were subject to a floating rate index of 1-month LIBOR plus 1.353% and 1.351%, respectively. As of December 31, 2016, the variable interest rates of the five-year and seven-year tranches were 1.92% and 2.22%, respectively. As of December 31, 2015, the variable interest rate of the five-year tranche was 1.59%.
On February 3, 2015, the Company entered into an amended and restated credit agreement for a $300,000 unsecured revolving line of credit with KeyBank National Association, JP Morgan Chase Bank National Association and other financial institutions. The accordion feature allows the Company to increase the size of its unsecured line of credit up to $600,000, subject to certain conditions. The unsecured revolving line of credit matures on February 2, 2019 and contains one twelve-month extension option that the Company may exercise upon payment of an extension fee equal to 0.15% of the commitment amount on the maturity date and subject to certain other conditions. The unsecured revolving line of credit bears interest at a rate equal to 1-month LIBOR plus 1.40% and requires the maintenance of certain financial covenants. As of December 31, 2016 and 2015, the Company was in compliance with all of the covenants and default provisions under the credit agreement. The Company had $300,000 and $300,000 available under the revolving line of credit as of December 31, 2016 and 2015, respectively.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

December 31, 2016, 2015 and 2014

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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3
Available-for-sale marketable securities	$182,570	$—	$—
Real estate related bonds	—	1,313	—
Derivative interest rate instruments	—	487	—
Total assets	$182,570	$1,800	$—

	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3
Available-for-sale real marketable securities	$175,127	$—	$—
Real estate related bonds	—	2,304	—
Total assets	$175,127	$2,304	$—
Derivative interest rate instruments	$—	$(1,941)	$—
Total liabilities	$—	$(1,941)	$—
Level 1
At December 31, 2016 and 2015, the fair value of the available for sale marketable equity securities have been estimated based upon quoted market prices. Unrealized gains or losses on investment are reflected in unrealized gain (loss) on investment securities in comprehensive income on the consolidated statements of operations and comprehensive income (loss).

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

December 31, 2016, 2015 and 2014

Level 2
To calculate the fair value of the real estate related bonds and the derivative interest rate instruments, the Company primarily uses quoted prices for similar securities and contracts. For the real estate related bonds, the Company reviews price histories for similar market transactions. For the derivative interest rate instruments, the Company uses inputs based on data that is observed in the forward yield curve which is widely observable in the marketplace.  The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements which utilizes Level 3 inputs, such as estimates of current credit spreads. However, as of December 31, 2016 and 2015, the Company has assessed that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of December 31, 2016 and 2015, the Company had entered into interest rate swap agreements with a notional value of $150,000 and $157,000, respectively.
Level 3
At December 31, 2016 and 2015, the Company had no level three recurring fair value measurements.
Non-Recurring Measurements
The following table summarizes activity for the Company’s assets measured at fair value on a non-recurring basis. The Company recognized certain gains and impairment charges to reflect the investments at their estimated fair values for the years ended December 31, 2016 and 2015. The asset groups that were reflected at estimated fair value through this evaluation are:

	As of December 31, 2016		As of December 31, 2015
	Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Loss	Estimated Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Loss
Investment properties, continuing operations	$108,470	$41,139	$126,842	$108,154
Investment properties, discontinued operations	542,208	76,583	—	—
Total		$117,722		$108,154
Investment properties, continuing operations
During the year ended December 31, 2016, 2015 and 2014, the Company identified certain assets which may have a reduction in the expected holding period and reviewed the probability of these assets' disposition. The Company's estimated fair value relating to the investment assets' impairment analysis was based on purchase contracts and ten-year discounted cash flow models, which includes contractual revenues and unobservable inputs such as forecasted revenues and expenses. These unobservable inputs are based on market conditions and the Company's expected growth rates.
During the year ended December 31, 2016, capitalization rates ranging from 6.00% to 7.00% and discount rates ranging from 7.00% to 8.00% were utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates. For the year ended December 31, 2016, the Company recorded a provision for asset impairment of $41,139 in continuing operations on three multi-tenant retail assets and one non-core asset based on purchase contracts and discounted cash flow analysis.
During the year ended December 31, 2015, capitalization rates ranging from 7.50% to 8.75% and discount rates ranging from 8.00% to 10.75% were utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates. The Company recorded an impairment of $15,987 on two multi-tenant retail assets for the year ended December 31, 2015 based on purchase contracts. Also during the year ended December 31, 2015, the Company completed the Railyards Transaction. See joint venture disclosure in "Note 5. Investment in Partially Owned Entities". The Company’s estimated fair value relating to the investment property's impairment analysis was based on a third party independent appraisal obtained as of September 30, 2015. The appraisal utilized a twelve-year discounted cash flow

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

December 31, 2016, 2015 and 2014

model, which includes inflows and outflows over a specific holding period. The cash flows consist of unobservable inputs such as forecasted revenues and expenses. These unobservable inputs are based on market conditions and expected growth rates. A discount rate of 14% was utilized in the model and is based upon observable rates within a reasonable range of current market rates. It was determined the asset was impaired and was written down to estimated fair value. The Company recorded an impairment charge of $92,167 for this asset during the year ended December 31, 2015.
During the year ended December 31, 2014, capitalization rates ranging from 6.00% to 9.00% and discount rates ranging from 6.75% to 9.50% were utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates. For the year ended December 31, 2014, the Company recorded a provision for asset impairment of $9,175 in continuing operations on four non-core assets based on purchase contracts.
Investment properties, discontinued operations
As discussed in "Note 1. Organization", the Company completed the Highlands spin-off on April 28, 2016. In connection with the Highlands spin-off, the Company evaluated Highlands as a disposal group for impairment. The Company's estimated fair value relating to the disposal group's impairment analysis was based on 10-year discounted cash flow models, which includes contractual inflows and outflows over a specific holding period. The cash flows consist of observable inputs such as contractual revenues and unobservable inputs forecasted revenues and expenses. These unobservable inputs are based on market conditions and the Company's expected growth rates. As of the spin date, capitalization rates ranging from 6.75% to 10.00% and discount rates ranging from 7.75% to 15.25% were utilized in the model and were based upon observable rates that the Company believes to be within a reasonable range of current market rates. Based on this analysis, the Company recorded an impairment related to the Highlands spin-off of $76,583 in discontinued operations for the year ended December 31, 2016 as the net book value of the disposal group exceeded its estimated fair value.
During the year ended December 31, 2015, there was no provision for asset impairment recorded in discontinued operations.
During the final closing of the net lease asset portfolio on May 8, 2014, the purchaser terminated the purchase agreement solely with respect to the equity interest in a subsidiary owning a net lease asset, AT&T - St. Louis. As a result of the purchase agreement termination, AT&T - St. Louis was re-classified from held for sale to held and used and was re-measured at the lesser of the carrying value or fair value as of May 8, 2014. The Company estimated fair value based on ten-year discounted cash flow models, which included contractual inflows and outflows over a specific holding period. The cash flows consisted of observable inputs such as contractual revenues and unobservable inputs such as forecasted revenues and expenses. These unobservable inputs are based on market conditions. A capitalization rate of approximately 7.75% and a discount rate of approximately 8.00% were utilized in the AT&T - St. Louis fair value model and are based on observable rates that the Company believes to be within a reasonable range of current market rates. Based on the probabilities assigned to such scenarios, it was determined the asset's estimated fair value was less than the carrying value. Therefore the Company recorded an impairment charge of $71,599 in discontinued operations during the year ended December 31, 2014. This asset was included as part of the Highlands spin-off.
Investment in Unconsolidated Entities
During the years ended December 31, 2016 and 2015, the Company identified no investment in an unconsolidated entity that may be other than temporarily impaired.
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

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

December 31, 2016, 2015 and 2014

Financial Instruments Not Measured at Fair Value
The table below represents the estimated fair value of financial instruments presented at carrying values in the consolidated financial statements as of December 31, 2016 and 2015.

	December 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$434,746	$435,513	$1,774,221	$1,789,464
Line of credit and term loan	$300,000	$299,741	$110,000	$110,000
The Company estimates the fair value of its mortgages payable and term loan using a weighted average effective market interest rate of 5.07% as of December 31, 2016, compared to 4.52% at December 31, 2015. The fair value estimate of the line of credit and term loan approximates the carrying value due to limited market volatility in pricing. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company's. As a result, the Company used a weighted average interest rate of 3.15% as of December 31, 2016 to estimate the fair value of its line of credit and term loan. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

December 31, 2016, 2015 and 2014

12. Income Taxes
The Company has elected and has operated so as to qualify to be taxed as a REIT under the Code commencing with the tax year ended December 31, 2005. So long as it qualifies as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed currently to stockholders. A REIT is subject to a number of organizational and operational requirements including a requirement that it currently distribute at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders each year. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates and would not be able to re-elect REIT during the four years following the year of the failure. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income. In addition, prior to the Highlands spin-off, the Company owned substantially all of the outstanding stock of a subsidiary REIT, MB REIT (Florida), Inc. ("MB REIT"), which the Company consolidated for financial reporting purposes but which was treated as a separate REIT for federal income tax purposes until December 15, 2015, when MB REIT redeemed all of the outstanding shares of its Series B Preferred Stock and became a wholly owned subsidiary of InvenTrust. At that time, MB REIT became a Qualified REIT Subsidiary ("QRS") of the Company and ceased to be treated as a separate REIT for U.S. federal income tax purposes. As a QRS, MB REIT was disregarded as a separate entity from the Company for federal income tax purposes. All assets, liabilities and items of income, deduction and credit of MB REIT were treated for federal income tax purposes as those of the Company. As a result of the spin-off of Highlands, MB REIT became a wholly owned subsidiary of Highlands.
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
The components of income tax expense for the years ended December 31, 2016, 2015, and 2014 are as follows:

	2016			2015			2014
	Federal	State	Total	Federal	State	Total	Federal	State	Total
Current	$130	$71	$201	$1,244	$601	$1,845	$554	$193	$747
Deferred	—	—	—	—	—	—	—	—	—
Income tax provision from continuing operations	$130	$71	$201	$1,244	$601	$1,845	$554	$193	$747
Income tax provision from discontinued operations	$(1)	$268	$267	$(1,114)	$2,058	$944	$8,660	$3,166	$11,826
Deferred tax assets and liabilities are included within deferred costs and other assets and other liabilities in the consolidated balance sheets, respectively. The components of the deferred tax assets and liabilities at December 31, 2016 and 2015 were as follows:

	2016	2015
Net operating loss	$—	$—
Deferred income	—	—
Basis difference on investment in unconsolidated entities (a)	73,228	71,515
Depreciation expense	—	—
Miscellaneous	—	—
Total deferred tax assets	73,228	71,515
Less: Valuation allowance	(73,228)	(71,515)
Net deferred tax assets	—	—
Deferred tax liabilities	$—	$—
(a) Primarily relates to the basis difference in land of a non-core land development held by DRV.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

December 31, 2016, 2015 and 2014

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
Management believes it is more likely than not that the Company will not realize the benefits of these deductible differences. A valuation allowance of $73,228 has been recognized to reduce the deferred tax assets to zero at December 31, 2016. The amount of the deferred tax assets considered realizable, however, could be increased if estimates of taxable income indicate the ability to realize the deferred tax assets.
Uncertain Tax Positions
The Company had no unrecognized tax benefits as of or during the three year period ended December 31, 2016. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2016. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014 or in the consolidated balance sheets as of December 31, 2016 and 2015. As of December 31, 2016, the Company’s 2015, 2014, and 2013 tax years remain subject to examination by U.S. and various state tax jurisdictions.
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
A summary of the average taxable nature of the Company’s common distributions paid for each of the years in the three year period ended December 31, 2016 is as follows:

	For the year ended December 31,
	2016	2015	2014
Ordinary income	$0.08	$0.24	$0.44
Capital gain	0.24	—	—
Return of capital	0.15	2.69	0.06
Total distributions per share	$0.47	$2.93	$0.50

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

December 31, 2016, 2015 and 2014

13. Earnings (loss) Per Share and Equity Transactions
Basic earnings (loss) per share ("EPS") are computed using the two-class method by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the "common shares"). Diluted EPS is computed using the treasury method if more dilutive, by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts. The following table reconciles the amounts used in calculating basic and diluted income (loss) per share:

	Year ended December 31,
	2016	2015	2014
Net income (loss) from continuing operations	$86,948	$(25,681)	$248,279
Dividends declared on common stock	(83,633)	(138,614)	(436,875)
Dividends declared on unvested restricted stock units	—	—	—
Undistributed income allocated to unvested shares	(10)	—	—
Undistributed income (loss)	3,305	(164,295)	(188,596)
Dividends declared on common stock	83,633	138,614	436,875
Distributed and undistributed income (loss) from continuing operations, basic and diluted	$86,938	$(25,681)	$248,279
Income from discontinued operations allocated to common stockholders	$165,774	$29,145	$238,363
Weighted average shares outstanding:
Weighted average shares outstanding, basic and diluted	854,638,497	861,830,627	878,064,982
Basic and diluted income (loss) per share:
Income (loss) from continuing operations allocated to common shareholders per share:	$0.10	$(0.03)	$0.28
Income from discontinued operations allocated to common shareholders per share:	$0.19	$0.04	$0.27
On October 27, 2016, the Company announced and commenced the Offer for the purchase of up to $200,000 in value of shares of our common stock, which expired on December 1, 2016. In accordance with rules promulgated by the SEC, the Company had the option to increase the number of shares of common stock accepted for payment in the Offer by up to 2% of the then-outstanding shares without amending or extending the Offer. The Company chose to exercise that option and increased the Offer by 14,186,716 shares, or $37,700 in value, to avoid any proration for the stockholders tendering shares.  On December 1, 2016, the Company accepted for purchase 89,502,449 shares of common stock at a purchase price of $2.66 per share, for an aggregate purchase price of $238,077, excluding fees and expenses relating to the Offer. The 89,502,449 shares accepted for purchase in the Offer represented approximately 10.4% of the shares of common stock outstanding as of November 7, 2016.
The Company completed a modified "Dutch Auction" tender offer for the purchase of up to $350,000 in value of shares of common stock on April 25, 2014. In accordance with rules promulgated by the SEC, the Company had the option to increase the number of shares accepted for payment by up to 2% of the outstanding shares without amending or extending the offer. To avoid any proration to the stockholders that tendered shares, the Company decided to increase the number of shares accepted for payment in the offer. On May 1, 2014, the Company accepted for purchase 60,665,233 shares of common stock at a purchase price (without brokerage commissions) of $6.50 per share, for an aggregate purchase price of $394,300, excluding fees and expenses relating to the offer. The 60,665,233 shares accepted for purchase in the offer represented approximately 6.61% of the issued and outstanding shares of common stock at the time of purchase. Subsequent to the purchase of approved offer shares, the final number of shares purchased, allowing for corrections, was 60,761,166 for a final aggregate purchase price of $394,900 as of December 31, 2014, excluding fees and expenses related to the offer.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

December 31, 2016, 2015 and 2014

14. Stock-Based Compensation
Share Unit Plans
During 2014, the Company adopted the following three long-term incentive plans:(1) the Inland American Real Estate Trust, Inc. 2014 Share Unit Plan (the "Retail Plan"), with respect to the Company's retail business; (2) the Xenia Hotels & Resorts, Inc. 2014 Share Unit Plan (the "Lodging Plan"), with respect to the Company's lodging business; and (3) the Inland American Communities Group, Inc. 2014 Share Unit Plan (the "Student Housing Plan"), with respect to the Company's student housing business (collectively, the "Share Unit Plans"). Each Share Unit Plan provided for the grant of "share unit" awards to eligible participants. The value of a "share unit" was determined based on a phantom capitalization of the Company's retail/non-core business, lodging business and student housing business, and does not necessarily correspond to the value of a share of common stock of the Company, Xenia or Inland American Communities Group, Inc. (University House Communities Group, Inc.), as applicable. Vesting of the share units is conditioned upon the occurrence of a triggering event, such as a listing or a change in control of the applicable business, and if no triggering event occurs within five years following the applicable grant date, then the share units are forfeited. The Company does not recognize share-based compensation expense with respect to the Share Unit Plans until the occurrence of a triggering event.
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
The closing of the student housing platform sale on June 21, 2016 was a triggering event under the Student Housing Plan. As of June 20, 2016, share unit awards granted in 2016, 2015 and 2014 with an aggregate vested value of $2,246, $1,796, and $833, respectively, were outstanding under the Student Housing Plan, and were paid as part of the closing of the student housing platform sale and recorded as an offset of the gain on the student housing platform sale, which was included in discontinued operations on the consolidated statements of operations and comprehensive income (loss) for year ended December 31, 2016. Certain share unit awards vested under the Student Housing Plan during the year ended December 31, 2016, with an aggregate value of $313, were included in continuing operations on the consolidated statements of operations and comprehensive income (loss).
As a triggering event has not occurred with respect to the Company's retail business, the Company did not recognize stock-based compensation expense related to the Retail Plan for the years ended December 31, 2016, 2015, or 2014.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

December 31, 2016, 2015 and 2014

Incentive Award Plan
Effective as of June 19, 2015, the Company's board of directors adopted and approved the InvenTrust Properties Corp. 2015 Incentive Award Plan (as amended, the "Incentive Award Plan"), under which the Company may grant cash and equity incentive awards to eligible employees, directors, and consultants. Under the Incentive Award Plan, the Company is authorized to grant up to 30,000,000 shares of the Company's common stock pursuant to awards under the plan. As of December 31, 2016, 26,628,302 shares were available for future issuance under the Incentive Award Plan. A summary of the Company's restricted stock unit activity during the year ended December 31, 2016 is as follows:

	Restricted Stock Units	Share Price at Grant Date
Outstanding unvested restricted stock units at January 1, 2015	—	$—
Restricted stock units granted in 2015	1,689,625	4.00
Restricted stock units vested in 2015	(628,695)	4.00
Restricted stock units forfeited in 2015	(109,375)	4.00
Outstanding unvested restricted stock units at December 31, 2015	951,555	4.00
Restricted stock units granted	2,410,341	3.14
Restricted stock units vested, granted in 2015	(438,552)	4.00
Restricted stock units vested, granted in 2016	(657,928)	3.14
Restricted stock units forfeited, granted in 2015	(234,028)	4.00
Restricted stock units forfeited, granted in 2016	(384,865)	3.14
Outstanding unvested restricted stock units at December 31, 2016	1,646,523	(a)

(a)	The weighted average grant date price per share of common stock underlying the unvested restricted stock units based on total outstanding restricted stock units as of December, 31, 2016 was $3.29.
As of December 31, 2016, there was $5,205 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the Incentive Award Plan related to 1,084,946 and 561,577 unvested shares vesting in 2017 and 2018, respectively. The restricted stock units outstanding as of December 31, 2016 have vesting schedules through December 2017 or 2018, as applicable. Stock-based compensation expense will be amortized on a straight-line basis over the vesting period. The Company recognized stock-based compensation expense of $3,737 and $2,515 related to the Incentive Award Plan for the years ended December 31, 2016 and 2015, respectively.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

December 31, 2016, 2015 and 2014

15. Commitments and Contingencies
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
The Company is party to personal injury lawsuits from time to time. These lawsuits and any resulting damages are generally covered by the Company's insurance policies. However, on October 6, 2016, the Company's insurance carrier served the Company with a reservation of rights letter alleging that insurance coverage will not be provided for certain damages that could be awarded at the trial of one pending lawsuit. The Company believes the position of the insurer is not supported by any evidence and intends to vigorously contest any denial of insurance coverage. While management does not believe that an adverse outcome, if any, in this lawsuit would have a material adverse effect on the Company's financial condition, there can be no assurance that an adverse outcome would not have a material effect on the Company's results of operations for any particular period. The Company is unable to estimate a range of potential loss of this lawsuit and therefore has not recorded an estimate as of December 31, 2016 on the consolidated balance sheets or the consolidated statement of operations and comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014.
Leasing commitments
Two of the Company’s multi-tenant retail assets are subject to ground leases. The Company records ground rent expense on a straight-line basis over the term of the leases. The leases require rental payments or rental payment increases based upon the appraised value of the property at specified dates, increases in pricing indexes, or certain financial calculations based on the operations of the respective property. Any incremental changes in the rental payments as a result of these adjustments are not included in the table below because the amount of the change is not determinable. During the years ended December 31, 2016, 2015 and 2014, the Company recognized rent expense associated with these leases of $1,724, $1,689, and $1,017, respectively within continuing operations on the statement of comprehensive income (loss). Future minimum lease obligations under these non-cancelable ground leases as of December 31, 2016, were as follows:

For the year ended December 31,	Amount
2017	$999
2018	762
2019	743
2020	643
2021	556
Thereafter	1,339
Total	$5,042

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

December 31, 2016, 2015 and 2014

16. Subsequent Events
Subsequent to December 31, 2016, the Company:

•	Received $9,100 of the cash deposited into escrow as a result of the final post closing obligation settlement with the purchaser of University House;

•
Received proceeds from trades settled on marketable securities sold in 2016 with a cost basis of $35,119 and an approximate realized a gain on these sales of $13,655, which includes Xenia securities with a cost basis of $10,123 and an approximate realized gain of $3,036; and

•	Disposed of, at a gain of approximately $2,035, one multi-tenant retail asset, Penn Park, which consisted of 242,000 square feet for a gross disposition price of $29,500.
On March 16, 2017, the Company's board of directors approved an approximately 3% increase to the annual distribution rate, from $0.0675 per share of common stock to $0.0695 per share of common stock, effective for the next quarterly distribution. Distributions payable on April 6, 2017 to each stockholder of record as of March 31, 2017 will be in the amount of $0.017375 per share of common stock.
Subsequent to December 31, 2016, the Company acquired the following multi-tenant retail assets:

•	Campus Marketplace in San Marcos, California on January 6, 2017. This community center consists of approximately 144,000 square feet and was purchased at a gross acquisition price of $73,400.

•
Paraiso Parc and Westfork Plaza in Pembroke Pines, Florida on February 1, 2017. Combined, these power centers consist of approximately 366,000 square feet and were purchased at an aggregate gross acquisition price of $163.0 million.

•	The Shops at Town Center in Germantown, Maryland on February 21, 2017. This community center consists of approximately 125,000 square feet and was purchased at a gross acquisition price of $53,600.
17. Quarterly Supplemental Financial Information (unaudited)
The following represents the results of operations, for each quarterly period, during 2016 and 2015.

	For the quarter ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total income	$62,979	$60,348	$62,968	$63,397
Net income from continuing operations	24,094	26,809	19,857	16,188
Net income from discontinued operations	2,200	10,511	143,844	9,219
Net income	26,294	37,320	163,701	25,407
Net income per common share, basic and diluted (a)	$0.03	$0.04	$0.19	$0.03
Weighted average number of common shares outstanding, basic and diluted (a)	832,094,830	862,212,317	862,205,672	862,205,672

	For the quarter ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total income	$69,906	$65,254	$66,120	$66,226
Net income (loss) from continuing operations	23,176	(102,791)	57,287	(3,353)
Net income from discontinued operations	8,047	7,145	4,778	9,175
Net income (loss)	31,223	(95,646)	62,065	5,822
Net income (loss) per common share, basic and diluted (a)	$0.05	($0.11)	$0.07	$0.00
Weighted average number of common shares outstanding, basic and diluted (a)	861,847,987	861,824,777	861,824,777	861,824,777

(a)	Quarterly income per common share amounts may not total to the annual amounts due to rounding and the changes in the number of weighted common shares outstanding.

INVENTRUST PROPERTIES CORP.

Schedule III
Real Estate and Accumulated Depreciation
(Amounts in thousands)
December 31, 2016

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
Multi-tenant retail
BEAR CREEK VILLAGE CENTER Wildomar, CA	13,522	3,523	12,384	—	75	3,523	12,459	15,982	3,626	2009
BELLERIVE PLAZA Nicholasville, KY	6,092	2,400	7,749	—	364	2,400	8,113	10,513	2,747	2007
BENT TREE PLAZA Raleigh, NC	—	1,983	7,093	—	74	1,983	7,167	9,150	2,138	2009
BOYNTON COMMONS Miami, FL	—	11,400	17,315	—	738	11,400	18,053	29,453	4,406	2010
BROOKS CORNER San Antonio, TX	13,085	10,600	13,648	—	3,179	10,600	16,827	27,427	6,474	2006
BUCKHEAD CROSSING Atlanta, GA	—	7,565	27,104	—	(218)	7,565	26,886	34,451	7,686	2009
CENTERPLACE OF GREELEY Greeley, CO	14,624	3,904	14,715	—	304	3,904	15,019	18,923	4,524	2009
CHESAPEAKE COMMONS Chesapeake, VA	—	2,669	10,839	—	62	2,669	10,901	13,570	3,903	2007
CHEYENNE MEADOWS Colorado Springs, CO	—	2,023	6,991	—	246	2,023	7,237	9,260	2,183	2009
COWETA CROSSING Newnan, GA	—	1,143	4,590	—	(21)	1,143	4,569	5,712	1,330	2009
CROSSROADS AT CHESAPEAKE SQUARE Chesapeake, VA	—	3,970	13,732	—	1,717	3,970	15,449	19,419	5,823	2007
CUSTER CREEK VILLAGE Richardson, TX	—	4,750	12,245	—	292	4,750	12,537	17,287	4,271	2007
DOTHAN PAVILLION Dothan, AL	—	8,200	38,759	—	1,068	8,200	39,827	48,027	11,964	2009
ELDRIDGE TOWN CENTER Houston, TX	—	3,200	16,663	—	873	3,200	17,536	20,736	7,147	2005
GARDEN VILLAGE San Pedro, CA	—	3,188	16,522	—	87	3,188	16,609	19,797	4,606	2009
GATEWAY MARKET Tampa, FL	—	13,600	4,992	—	784	13,600	5,776	19,376	1,732	2010
GRAFTON COMMONS SHOPPING CENTER Grafton, WI	—	7,200	26,984	—	197	7,200	27,181	34,381	7,031	2009

INVENTRUST PROPERTIES CORP.

Schedule III
Real Estate and Accumulated Depreciation
(Amounts in thousands)
December 31, 2016

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
HERITAGE CROSSING Wilson, NC	9,873	5,297	8,831	(420)	455	4,877	9,286	14,163	2,712	2009
HIRAM PAVILION Hiram, GA	—	4,600	16,832	—	2,220	4,600	19,052	23,652	5,018	2010
INTECH RETAIL Indianapolis, IN	3,242	819	2,038	—	123	819	2,161	2,980	678	2009
LAKEPORT COMMONS Sioux City, IA	—	7,800	39,984	—	4,337	7,800	44,321	52,121	14,448	2007
LEGACY CROSSING Marion, OH	10,890	4,280	13,896	—	250	4,280	14,146	18,426	5,084	2007
LINCOLN VILLAGE Chicago, IL	—	13,600	25,053	(975)	(10,001)	12,625	15,052	27,677	289	2006
MARKET AT WESTLAKE Westlake Hills, TX	—	1,200	6,274	(64)	80	1,136	6,354	7,490	2,221	2007
MCKINNEY TOWN CENTER McKinney, TX	—	16,297	22,562	—	1,471	16,297	24,033	40,330	6,005	2007
NORTHCROSS COMMONS Charlotte, NC	—	7,591	21,303	—	—	7,591	21,303	28,894	189	2016
NORTHWEST MARKETPLACE Houston, TX	—	2,910	30,340	—	1,200	2,910	31,540	34,450	10,447	2007
NTB ELDRIDGE Houston, TX	—	960	—	—	—	960	—	960	—	2005
OLD GROVE MARKETPLACE Oceanside, CA	—	12,545	8,902	—	—	12,545	8,902	21,447	115	2016
PARKWAY CENTRE NORTH Grove City, OH	13,900	4,680	16,046	—	2,039	4,680	18,085	22,765	6,457	2007
PARKWAY CENTRE NORTH OUTLOT B Grove City, OH	2,200	900	2,590	—	129	900	2,719	3,619	980	2007
PAVILION AT LAQUINTA LaQuinta, CA	24,200	15,200	20,947	—	912	15,200	21,859	37,059	6,014	2009
PAVILIONS AT HARTMAN HERITAGE Independence, MO	23,450	9,700	28,849	—	5,270	9,700	34,119	43,819	11,812	2007
PEACHLAND PROMENADE Port Charlotte, FL	—	1,742	6,502	—	1,994	1,742	8,496	10,238	2,050	2009

INVENTRUST PROPERTIES CORP.

Schedule III
Real Estate and Accumulated Depreciation
(Amounts in thousands)
December 31, 2016

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
PENN PARK Oklahoma City, OK	—	6,260	29,424	—	2,591	6,260	32,015	38,275	11,029	2007
PLANTATION GROVE Ocoee, FL	7,300	3,705	6,300	—	299	3,705	6,599	10,304	700	2014
POPLIN PLACE Monroe, NC	—	6,100	27,790	—	1,754	6,100	29,544	35,644	8,820	2008
PROMENADE FULTONDALE Fultondale, AL	—	5,540	22,414	(1,022)	121	4,518	22,535	27,053	6,280	2009
QUEBEC SQUARE Denver, CO	23,550	9,579	40,086	—	394	9,579	40,480	50,059	2,899	2014
RENAISSANCE CENTER Durham, NC	15,796	26,713	96,141	—	—	26,713	96,141	122,854	2,597	2016
RIO PINOR PLAZA Orlando, FL	—	5,171	26,903	—	2	5,171	26,905	32,076	1,078	2015
RIVERSTONE SHOPPING CENTER Missouri City, TX	18,350	12,000	26,395	—	246	12,000	26,641	38,641	9,251	2007
RIVERVIEW VILLAGE Arlington, TX	—	6,000	9,649	—	777	6,000	10,426	16,426	3,535	2007
RIVERWALK MARKET Flower Mound, TX	—	5,931	23,922	—	—	5,931	23,922	29,853	145	2016
ROSE CREEK Woodstock, GA	—	1,443	5,630	—	305	1,443	5,935	7,378	1,657	2009
SARASOTA PAVILION Sarasota, FL	—	12,000	25,823	—	949	12,000	26,772	38,772	6,632	2010
SCOFIELD CROSSING Austin, TX	—	8,100	4,992	—	129	8,100	5,121	13,221	1,826	2007
SHERMAN TOWN CENTER Sherman, TX	—	4,850	49,273	—	648	4,850	49,921	54,771	17,968	2006
SHERMAN TOWN CENTER II Sherman, TX	—	3,000	14,805	—	(20)	3,000	14,785	17,785	3,283	2010
SHOPS AT THE GALLERIA Austin, TX	—	52,104	75,651	—	—	52,104	75,651	127,755	2,078	2016
SIEGEN PLAZA East Baton Rouge, LA	16,600	9,340	20,251	—	2,229	9,340	22,480	31,820	6,428	2008
SILVERLAKE Erlanger, KY	—	2,031	6,975	—	(10)	2,031	6,965	8,996	2,139	2009

INVENTRUST PROPERTIES CORP.

Schedule III
Real Estate and Accumulated Depreciation
(Amounts in thousands)
December 31, 2016

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
SONTERRA VILLAGE San Antonio, TX	—	5,150	15,095	—	77	5,150	15,172	20,322	531	2015
SPARKS CROSSING Sparks, NV	—	10,330	23,238	—	487	10,330	23,725	34,055	5,105	2011
STEVENSON RANCH Stevenson Ranch, CA	—	29,519	39,190	—	—	29,519	39,190	68,709	1,046	2016
STONECREST MARKETPLACE Lithonia, GA	34,516	6,150	23,321	—	781	6,150	24,102	30,252	6,056	2010
STREETS OF CRANBERRY Cranberry Township, PA	—	4,300	20,215	—	8,529	4,300	28,744	33,044	9,418	2007
SUNCREST VILLAGE Orlando, FL	8,400	6,742	6,403	—	212	6,742	6,615	13,357	704	2014
SYCAMORE COMMONS Matthews, NC	—	12,500	31,265	—	1,542	12,500	32,807	45,307	9,041	2010
THE CENTER AT HUGH HOWELL Tucker, GA	—	2,250	11,091	—	772	2,250	11,863	14,113	4,299	2007
THE MARKET AT HILLIARD Hilliard, OH	—	4,490	8,734	(907)	(3,090)	3,583	5,644	9,227	1,013	2007
THE POINTE AT CREEDMOOR Raleigh, NC	—	7,507	5,454	—	—	7,507	5,454	12,961	110	2016
THE SHOPS AT WALNUT CREEK Westminster, CO	28,630	10,132	44,089	—	1	10,132	44,090	54,222	2,799	2015
THOMAS CROSSROADS Newnan, GA	—	1,622	8,322	—	705	1,622	9,027	10,649	2,529	2009
TOMBALL TOWN CENTER Tomball, TX	—	1,938	14,233	360	6,360	2,298	20,593	22,891	7,171	2005
TULSA HILLS SHOPPING CENTER Tulsa, OK	—	8,000	42,272	4,770	9,463	12,770	51,735	64,505	11,771	2010
UNIVERSITY OAKS SHOPPING CENTER Round Rock, TX	27,000	7,250	25,326	—	6,824	7,250	32,150	39,400	7,542	2010
WALDEN PARK SHOPPING CENTER Austin, TX	—	3,183	5,278	—	63	3,183	5,341	8,524	661	2013

INVENTRUST PROPERTIES CORP.

Schedule III
Real Estate and Accumulated Depreciation
(Amounts in thousands)
December 31, 2016

		Initial Cost (A)				Gross amount at which carried at end of period
	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Acquisition
WEST CREEK SHOPPING CENTER Austin, TX	—	5,151	8,659	—	10	5,151	8,669	13,820	1,046	2013
WESTPARK SHOPPING CENTER Glen Allen, VA	—	7,462	24,164	—	58	7,462	24,222	31,684	1,448	2013
WHITE OAK CROSSING Garner, NC	52,000	19,000	70,275	—	1,800	19,000	72,075	91,075	13,437	2011
WINDERMERE VILLAGE Houston, TX	—	1,220	6,331	—	1,203	1,220	7,534	8,754	2,971	2005
WINDWARD COMMONS Alpharetta, GA	—	12,823	13,779	—	—	12,823	13,779	26,602	169	2016
WOODBRIDGE Wylie, TX	—	—	—	9,509	40,097	9,509	40,097	49,606	9,136	2009
WOODLAKE CROSSING San Antonio, TX	7,576	3,420	14,152	—	3,400	3,420	17,552	20,972	4,463	2009
Non-core
WORLDGATE PLAZA Herndon, VA	59,950	14,000	79,048	(4,436)	(46,002)	9,564	33,046	42,610	2,601	2007
Corporate assets	—	—	—	—	10,922	—	10,922	10,922	4,467
Totals	$434,746	$565,445	$1,575,632	$6,815	$74,928	$572,260	$1,650,560	$2,222,820	$353,989

INVENTRUST PROPERTIES CORP.

Schedule III
Real Estate and Accumulated Depreciation
(Amounts in thousands)
December 31, 2016

Notes:
The Company had $1,316 of assets included in construction in progress at December 31, 2016, which have been omitted from the prior table. The aggregate cost of real estate owned at December 31, 2016 for Federal income tax purposes was approximately $2,529,380 (unaudited).

(A)	The initial cost to the Company represents the original purchase price of the asset, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)
Cost capitalized subsequent to acquisition includes additional tangible costs associated with investment properties, including any earnout of tenant space. Amount also includes impairment charges recorded subsequent to acquisition to reduce basis.

(C)	Reconciliation of real estate owned:

	2016	2015	2014
Balance at January 1,	$2,259,631	$3,800,865	$6,926,556
Acquisitions and capital improvements	497,646	484,776	392,652
Disposals and write-offs	(534,457)	(220,052)	(469,383)
Properties classified as discontinued operations	—	(1,805,958)	(3,048,960)
Balance at December 31,	$2,222,820	$2,259,631	$3,800,865
(D)    Reconciliation of accumulated depreciation:

	2016	2015	2014
Balance at January 1,	$394,904	$598,440	$908,384
Depreciation expense, continuing operations	66,007	70,043	73,468
Depreciation expense, properties classified as discontinued operations	25,073	63,657	219,661
Accumulated depreciation expense, properties classified as discontinued operations	—	(272,294)	—
Disposal and write-offs	(131,995)	(64,942)	(603,073)
Balance at December 31,	$353,989	$394,904	$598,440
 (E)    Depreciation is computed based upon the following estimated lives:

Buildings and improvements	30 years
Tenant improvements	Life of the lease
Furniture, fixtures and equipment	5	-	15 years