Form 10-Q
period 2017-03-31
InvenTrust Properties Corp.
filed 2017-05-12
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2017
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒
As of May 1, 2017 there were 773,323,406 shares of the registrant’s common stock outstanding.

InvenTrust Properties Corp.

Quarterly Report on Form 10-Q
For the quarterly period ended March 31, 2017

- i-

INVENTRUST PROPERTIES CORP.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	As of
	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Investment properties
Land	$637,312	$572,260
Building and other improvements	1,772,935	1,650,560
Construction in progress	3,139	1,316
Total	2,413,386	2,224,136
Less accumulated depreciation	(341,521)	(353,989)
Net investment properties	2,071,865	1,870,147
Cash and cash equivalents	243,243	397,250
Restricted cash	25,652	18,325
Investment in marketable securities	110,629	183,883
Investment in unconsolidated entities	180,437	178,728
Intangible assets, net	92,018	72,258
Accounts and rents receivable (net of allowance of $942 and $1,032)	25,789	30,480
Deferred costs and other assets	42,006	35,308
Assets of discontinued operations	—	375
Total assets	$2,791,639	$2,786,754

Liabilities
Debt, net	$772,532	$730,605
Accounts payable and accrued expenses	26,945	38,251
Distributions payable	13,436	13,041
Intangible liabilities, net	50,057	43,939
Other liabilities	22,775	11,265
Liabilities of discontinued operations	—	125
Total liabilities	885,745	837,226
Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 773,318,492 shares issued and outstanding at March 31, 2017 and 773,304,997 shares issued and outstanding at December 31, 2016, respectively	773	773
Additional paid in capital	5,678,949	5,676,639
Distributions in excess of accumulated net income	(3,798,283)	(3,786,943)
Accumulated comprehensive income	24,455	59,059
Total stockholders' equity	1,905,894	1,949,528
Total liabilities and stockholders' equity	$2,791,639	$2,786,754
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Operations and Comprehensive (Loss) Income
(unaudited)

(Amounts in thousands, except share and per share amounts)

	Three months ended March 31,
	2017	2016
Income
Rental income	$48,646	$47,772
Tenant recovery income	13,888	13,030
Other property income	466	1,502
Other fee income	1,092	1,004
Total income	64,092	63,308

Expenses
General and administrative expenses	12,339	13,381
Property operating expenses	7,847	8,027
Real estate taxes	8,332	9,544
Depreciation and amortization	23,446	20,749
Provision for asset impairment	16,440	8,390
Total expenses	68,404	60,091
Operating (loss) income	(4,312)	3,217
Interest and dividend income	2,170	2,703
Gain on sale of investment properties	1,021	24,026
Loss on extinguishment of debt	—	(948)
Other (expense) income	(3,202)	175
Interest expense	(8,254)	(14,727)
Equity in earnings of unconsolidated entities	572	1,295
Marketable securities realized gain	14,530	555
Income from continuing operations before income taxes	2,525	16,296
Income tax expense	(282)	(258)
Net income from continuing operations	2,243	16,038
Net (loss) income from discontinued operations	(147)	9,370
Net income	$2,096	$25,408

Weighted average number of common shares outstanding, basic and diluted	773,316,262	862,205,672

Net income per common share, from continuing operations, basic and diluted	$0.00	$0.02
Net income per common share, from discontinued operations, basic and diluted	0.00	0.01
Net income per common share, basic and diluted	$0.00	$0.03

Distributions declared per common share outstanding	$0.02	$0.03
Distributions paid per common share outstanding	$0.02	$0.03

Comprehensive (loss) income
Net income	$2,096	$25,408
Unrealized (loss) gain on investment securities	(20,571)	5,212
Unrealized gain (loss) on derivatives	497	(4,323)
Reclassification for amounts recognized in net income	(14,530)	—
Comprehensive (loss) income	$(32,508)	$26,297
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Changes in Equity
(unaudited)

(Amounts in thousands, except share amounts)

For the three months ended March 31, 2017

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in excess of accumulated net income	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2017	773,304,997	$773	$5,676,639	$(3,786,943)	$59,059	$1,949,528
Net income	—	—	—	2,096	—	2,096
Unrealized loss on investment securities	—	—	—	—	(20,571)	(20,571)
Unrealized gain on derivatives	—	—	—	—	497	497
Reclassification for amounts recognized in net income	—	—	—	—	(14,530)	(14,530)
Distributions declared	—	—	—	(13,436)	—	(13,436)
Stock-based compensation	13,495	—	2,310	—	—	2,310
Balance at March 31, 2017	773,318,492	$773	$5,678,949	$(3,798,283)	$24,455	$1,905,894
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Changes in Equity
(unaudited)

(Amounts in thousands, except share amounts)

For the three months ended March 31, 2016

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in excess of accumulated net income	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2016	862,205,672	$862	$6,066,583	$(3,956,032)	$37,290	$2,148,703
Net income	—	—	—	25,408	—	25,408
Unrealized gain on investment securities	—	—	—	—	5,212	5,212
Unrealized loss on derivatives	—	—	—	—	(4,323)	(4,323)
Distributions declared	—	—	—	(28,023)	—	(28,023)
Stock-based compensation	—	—	263	—	—	263
Balance at March 31, 2016	862,205,672	$862	$6,066,846	$(3,958,647)	$38,179	$2,147,240
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Cash Flows
(unaudited)

(Amounts in thousands)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$2,096	$25,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,477	38,775
Amortization of above and below market leases, net	(1,641)	(553)
Amortization of debt premiums, discounts and financing costs	380	1,931
Straight-line rental income	(342)	768
Provision for asset impairment	16,440	8,390
Gain on sale of investment properties, net	(1,021)	(24,026)
Loss on extinguishment of debt	—	948
Equity in earnings of unconsolidated entities	(572)	(1,276)
Distributions from unconsolidated entities	351	729
Gain on sale of investment in unconsolidated entities	—	(1,434)
Marketable securities realized gain	(14,530)	(555)
Non-cash stock-based compensation	995	422
Prepayment penalties and defeasance costs	—	(823)
Changes in assets and liabilities:
Accounts and rents receivable	5,828	3,221
Deferred costs and other assets	(4,650)	(466)
Accounts payable and accrued expenses	(12,096)	(13,988)
Other assets (liabilities)	11,776	(1,330)
Net cash provided by operating activities	$26,491	$36,141
Cash flows from investing activities
Purchase of investment properties	(230,623)	—
Acquired in-place and market lease intangibles, net	(17,651)	—
Capital expenditures and tenant improvements	(2,774)	(1,091)
Investment in development projects	—	(29,003)
Proceeds from sale of investment properties, net	28,474	107,587
Proceeds from sale of marketable securities	57,927	1,506
Proceeds from the sale of and return of capital from unconsolidated entities	—	5,480
Contributions to unconsolidated entities	(1,819)	(1,350)
Distributions from unconsolidated entities	331	2,562
Payment of leasing fees	(1,153)	(595)
Restricted cash and other assets	9,111	(808)
Other assets	(10,375)	(10,481)
Net cash (used in) provided by investing activities	$(168,552)	$73,807

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Cash Flows
(unaudited)

(Amounts in thousands)

	Three months ended March 31,
	2017	2016
Cash flows from financing activities
Distributions paid	$(13,041)	$(28,013)
Funds returned from tender offer	1,700	—
Proceeds from debt	—	215,960
Payoffs of debt	—	(58,315)
Principal payments of mortgage debt	(317)	(7,193)
Payment of loan fees and deposits	(288)	(20)
Net cash (used in) provided by financing activities	$(11,946)	$122,419
Net (decrease) increase in cash and cash equivalents	(154,007)	232,367
Cash and cash equivalents, at beginning of period	397,250	203,285
Cash and cash equivalents, at end of period	$243,243	$435,652

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest of $0 and $623	$7,896	$22,407

Supplemental schedule of non-cash investing and financing activities
Assumption of mortgage debt upon acquisition of investment property	$41,717	$—
Assumption of lender held escrows	586	—

See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

March 31, 2017
(unaudited)

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited consolidated financial statements of InvenTrust Properties Corp. (the "Company") as of and for the year ended December 31, 2016, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 ("Annual Report"), as certain note disclosures contained in such audited consolidated financial statements have been omitted from these interim consolidated financial statements ("Quarterly Report"). In the opinion of management, all adjustments (consisting of normal recurring accruals, except as otherwise noted) necessary for a fair presentation have been included in these consolidated financial statements.
1. Organization
The Company was incorporated as Inland American Real Estate Trust, Inc. in October 2004, as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust ("REIT") for federal tax purposes. The Company changed its name to InvenTrust Properties Corp. in April 2015. The Company was formed to own, manage, acquire and develop a diversified portfolio of commercial real estate located throughout the United States and to own properties in development and partially own properties through joint ventures, as well as investments in marketable securities and other assets. The Company is no longer a diversified portfolio and is now focused on being a multi-tenant retail platform. As used in these Notes and throughout this Quarterly Report on Form 10-Q, the terms "Company," "InvenTrust," "we," "us," or "our" mean InvenTrust Properties Corp. and its wholly owned and unconsolidated joint venture investments.
Unless otherwise noted, all dollar amounts are stated in thousands, except per share and per square foot amounts.
Segment Reporting
Following the Highlands REIT, Inc. ("Highlands") spin-off and sale of the student housing platform, University House Communities Group, Inc. ("University House"), in 2016, as disclosed in the Company's Annual Report, the Company no longer has a non-core or student housing segment, respectively, as previously reported. These previously reported segments have been classified as discontinued operations as they represented a strategic shift that has had a major effect on the Company's operations and financial results. The assets and liabilities related to discontinued operations are separately classified on the consolidated balance sheets as of December 31, 2016, and the operations have been classified as net (loss) income from discontinued operations on the consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2017 and 2016.
With the completion of the University House sale on June 21, 2016 the Company is now focused on investing in a multi-tenant retail platform as described above. In addition, the Company's assets now have similar characteristics, such as tenant type and economic performance, and are all multi-tenant retail assets, with the exception of one non-core office asset, and the Company does not distinguish its principal business or group its operations on a geographical basis for measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with GAAP as of March 31, 2017.
The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries. Subsidiaries generally consist of limited liability companies (LLCs) and limited partnerships (LPs). All significant intercompany balances and transactions have been eliminated.
Each multi-tenant retail asset is owned by a separate legal entity which maintains its own books and financial records, and each entity's assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in "Note 7. Debt".
As of March 31, 2017, the Company's portfolio included 73 wholly owned multi-tenant retail assets with 12,717,360 square feet, of which approximately 93.3% was occupied, one non-core office asset with 322,326 square feet, of which approximately 69.9% was occupied, and one significant investment in a joint venture, which the Company owns an interest in and manages 15 multi-tenant retail assets with 2,977,507 square feet.
As of December 31, 2016, the Company had 72 wholly owned assets, which included 71 multi-tenant retail assets and one non-core office asset. As of March 31, 2016, the Company owned a combined total of 124 assets, which included retail, student housing, and non-core assets. As of December 31, 2016 and March 31, 2016, the Company held an interest in 15 multi-tenant retail assets through an unconsolidated joint venture.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

March 31, 2017
(unaudited)

2. Basis of Presentation and Recently Issued Accounting Pronouncements
The accompanying financial statements reflect the consolidated financial position of the Company as of March 31, 2017 and December 31, 2016 and the consolidated results of its operations and cash flows for the three months ended March 31, 2017 and 2016. These financial statements have been prepared in accordance with GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, judgments and assumptions are required in a number of areas, including, but not limited to, evaluating the impairment of long-lived assets, allocating the purchase price of acquired assets, determining the fair value of debt and evaluating the collectability of accounts receivable. The Company bases these estimates, judgments and assumptions on historical experience and various other factors that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates.
Reclassifications
Certain reclassifications have been made to the consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2016 to conform to the 2017 presentation. These reclassifications are as follows:

•
the classification of fees earned from providing property management, asset management, leasing commissions and other services to our joint venture partnerships from other income to other fee income for the three months ended March 31, 2016 of $1,004; and

•
the classification of depreciation and amortization incurred on corporate level assets from general and administrative expenses to depreciation and amortization for the three months ended March 31, 2016 of $234, of which $32 was included as part of net income from discontinued operations.

In addition, certain reclassifications have been made to the consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2017 and 2016 to reflect the results of the Highlands spin-off and the University House sale as discontinued operations.
Recently Issued Accounting Pronouncements Adopted
In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, with the objective of providing guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The revised guidance will result in many real estate transactions being classified as asset acquisitions with transaction costs being capitalized. The guidance is effective beginning January 1, 2018. Early adoption is permitted. The Company early adopted ASU No. 2017-01 effective as of October 1, 2016.
In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, which outlines improvements to Employee Share-Based Payment Accounting. The new standard impacts certain aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. The Company has concluded that its adoption of ASU No. 2016-09, as issued, did not have a significant impact on the consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective, although it will not affect the accounting for rental related revenues. In April 2015, the FASB approved an amendment to the ASU, deferring the effective date one year to annual reporting periods beginning after December 15, 2017 for public entities. The standard permits the use of either the retrospective or cumulative effect transition method. Early adoption is prohibited. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. Most significantly for the real estate industry, leasing transactions are not within the scope of the new standard.  A majority of the

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

March 31, 2017
(unaudited)

Company’s tenant-related revenue is recognized pursuant to lease agreements and will be governed by the recently issued leasing guidance discussed below.  As a result, while the total revenue recognized over time would not differ under the new guidance, the recognition pattern would be different. The Company anticipates expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this guidance. The Company is continuing to evaluate this guidance and it does not expect its adoption will have a significant impact on the consolidated financial statements. The Company is also evaluating whether it will adopt this guidance on a retrospective basis or a modified retrospective basis.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases, amending the existing accounting standards for lease accounting for both parties to a lease contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset ("ROU") and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU No. 2016-02 will be effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted as of the standard's issuance date. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain practical expedients available. The Company will continue to evaluate the impact this guidance will have on its financial position and results of operations prior to it becoming effective. As a lessee, the Company does not expect this standard will have a material effect on the consolidated financial statements. While the Company continues to assess the effect of adoption as a lessee, the Company currently believes the most significant change relates to the recognition of a new ROU asset and lease liability on the Company's consolidated balance sheets for its corporate office leases, as well as the ground lease agreements in which the Company is the lessee for land underneath all or a portion of the buildings at two multi-tenant retail assets (see Note 12).  Currently, the Company accounts for both the office and the ground lease arrangements as operating leases and they are not material to the Company’s consolidated financial statements. As a lessor, the Company believes substantially all of the Company's leases will continue to be classified as operating leases under the new standard. Common area maintenance ("CAM") provided for in real estate contracts will be accounted for as a non-lease component within the scope of the new revenue standard. As a result, entities will be required to recognize revenues associated with real estate leases separately from revenues associated with CAM. The Company also has certain lease arrangements with its tenants for space at its retail assets in which the contractual amounts due under the lease by the lessee are not allocated between the rental and expense reimbursement components ("Gross Leases").  The aggregate revenue earned under Gross Leases is presented as rental income in the consolidated statements of operations.  Under the new standard, the Company anticipates it will be required to allocate the fair value of the embedded revenue associated with these reimbursements under its Gross Leases, which represent an immaterial portion of the Company’s lease portfolio, and separately present such amounts in its consolidated statements of operations. The Company is continuing to evaluate whether the variable payment provisions in the new lease standard, or the allocation and recognition provisions of the new revenue standard, will affect the timing of recognition for the Company’s lease and non-lease revenue. Lastly, due to the new standard’s narrowed definition of initial direct costs, the Company expects to expense as incurred certain lease origination costs currently capitalized and amortized to expense over the lease term. However, the Company does not believe this change will have a material impact on its consolidated financial statements.  The Company has not selected an adoption date and will continue to evaluate the impact of this guidance until it becomes effective.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

March 31, 2017
(unaudited)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows. The new guidance is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The core principle of the ASU requires the classification of eight specific issues identified under ASC 230, Statement of Cash Flows, to be presented as either financing, investing or operating, or some combination thereof, depending upon the nature of the cash flows. ASU No. 2016-15 will be effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017, and early adoption is permitted. Entities are required to use a retrospective transition approach for each period presented. The presentation of distributions from equity method investments may be impacted as a result of the Company adopting this guidance. The Company is continuing to evaluate this guidance and does not expect its adoption will have a significant impact on the consolidated financial statements. The Company expects to adopt this guidance on January 1, 2018.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows. This new guidance is intended to reduce the existing diversity in practice in how certain transfers between cash and restricted cash are classified as operating, investing, or financing activities within the statement of cash flows. ASU No. 2016-18 will be effective for annual reporting periods beginning after December 31, 2017, and interim periods within those fiscal years. Early adoption is permitted. This guidance requires a retrospective transition method of adoption for each period presented. The Company is continuing to evaluate this guidance and does not expect its adoption will have a significant impact on the consolidated financial statements. The Company expects to adopt this guidance on January 1, 2018.
3. Acquired Properties
The Company records identifiable assets, liabilities and noncontrolling interests acquired at fair value. During the three months ended March 31, 2017, the Company acquired three wholly owned multi-tenant retail assets for a gross acquisition price of $289,900 and assumed mortgage debt of $41,717 on one acquisition as part of non-cash financing activities. Under the newly adopted ASU No. 2017-01, the Company determined these transactions should be accounted for as acquisitions of assets. Therefore, the Company capitalized transaction costs of approximately $1,168 during the three months ended March 31, 2017 related to the assets acquired in accordance with ASU No. 2017-01.
The following table reflects the multi-tenant retail assets acquired during the three months ended March 31, 2017.

Asset	Location	Acquisition Date	Gross Acquisition Price	Square Feet
Campus Marketplace	San Marcos, CA	1/6/2017	$73,350	144,000
Paraiso Parc and Westfork Plaza	Pembroke Pines, FL	2/1/2017	163,000	369,000
The Shops at Town Center	Germantown, MD	2/21/2017	53,550	125,000
			$289,900	638,000
The following table summarizes the estimated fair value of the multi-tenant retail assets acquired and liabilities assumed for the three months ended March 31, 2017, as listed above.

2017 Acquisitions
Land	$75,194
Building and other improvements	181,389
Total investment properties	256,583
Intangible assets (a)	25,193
Intangible liabilities (b)	(8,516)
Net other assets and liabilities	16,640
Total fair value of assets acquired and liabilities assumed	$289,900

(a)	Intangible assets include in-place leases, above market leases, tenant improvement allowance and leasing commissions.

(b)	Intangible liabilities include below market leases.
For assets acquired during the three months ended March 31, 2017, the Company recorded income of $3,531 and property net income of $2,737 for the three months ended March 31, 2017. The Company had no acquisitions during the three months ended March 31, 2016.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

March 31, 2017
(unaudited)

4. Disposed Properties
Multi-tenant retail assets
The Company disposed of Penn Park, a 242,000 square foot multi-tenant retail asset, on January 10, 2017 for an aggregate gross disposition price of $29,050 and generated net proceeds from the sale of this asset of $28,474. The Company recognized a net gain on sale of this disposal of $1,021 as part of income from continuing operations on the consolidated statement of operations and comprehensive (loss) income for the three months ended March 31, 2017.
The Company sold five multi-tenant retail assets during the three months ended March 31, 2016 for an aggregate gross disposition price of $111,300 and generated net proceeds from the sale of those assets of $107,587. The Company recognized an aggregate net gain on sale of these disposals of $24,026 as part of income from continuing operations on the consolidated statement of operations and comprehensive (loss) income for the three months ended March 31, 2016.
Discontinued operations
In line with the Company's adoption of the accounting standard governing discontinued operations during the year ended December 31, 2014, only disposals representing a strategic shift that have (or will have) a major effect on results and operations qualify as discontinued operations.
During the year ended December 31, 2016, the Company completed the sale of University House and the spin-off of Highlands, as disclosed in the Company's Annual Report.
5. Investment in Partially Owned Entities
Unconsolidated Entities
The entities listed below are owned by the Company and other unaffiliated parties in joint ventures. Net income, distributions and capital transactions for these entities are allocated to the Company and its joint venture partners in accordance with the respective partnership agreements.
The Company analyzed the joint venture agreements and determined that the joint ventures were not variable interest entities. The Company also considered the joint venture partners' participating rights under the joint venture agreements and determined that the joint venture partners have the ability to participate in major decisions, which equates to shared decision making. Accordingly, the Company has significant influence but does not control the joint venture. Therefore, these joint ventures are not consolidated by the Company and the equity method of accounting is used to account for these investments. Under the equity method of accounting, the net equity investment of the Company and the Company's share of net income or loss from the unconsolidated entity are reflected in the consolidated balance sheets and the consolidated statements of operations and comprehensive (loss) income.

			Carrying Value of Investment at
Entity	Description	Ownership %	March 31, 2017	December 31, 2016
IAGM Retail Fund I, LLC	Multi-tenant retail shopping centers	55%	$126,028	$126,090
Downtown Railyard Venture, LLC	Land development	(a)	54,148	52,365
Other unconsolidated entities	Various real estate investments	Various	261	273
			$180,437	$178,728

(a)	The Company's ownership percentage in Downtown Railyard Venture, LLC ("DRV") is based upon a waterfall calculation outlined in the operating agreement.
A gain on the sale of a joint venture for the development of a student housing community of $1,434 was recorded for the three months ended March 31, 2016 and is included as part of discontinued operations on the consolidated statements of operations and comprehensive (loss) income.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

March 31, 2017
(unaudited)

Combined Financial Information
The following tables present the combined condensed financial information for the Company's unconsolidated entities.

	As of
	March 31, 2017	December 31, 2016
Assets:
Real estate assets, net of accumulated depreciation	$628,013	$628,667
Other assets	66,145	71,288
Total assets	$694,158	$699,955
Liabilities and equity:
Mortgage debt	311,427	311,378
Other liabilities	57,980	65,225
Equity	324,751	323,352
Total liabilities and equity	$694,158	$699,955
Company's share of equity	$193,684	$192,124
Net excess of the net book value of underlying assets over the cost of investments (net of accumulated amortization of $2,378 and $2,229, respectively)	(13,247)	(13,396)
Carrying value of investments in unconsolidated entities	$180,437	$178,728

	Three months ended March 31,
	2017	2016
Revenues	$16,820	$17,288
Expenses:
Interest expense and loan cost amortization	3,251	3,318
Depreciation and amortization	6,192	6,315
Operating expenses, ground rent and general and administrative expenses	6,284	6,163
Total expenses	15,727	15,796
Net income	$1,093	$1,492

Company's share of net (loss) income, net of excess basis depreciation of $130 and $130, respectively	$572	$1,019
Distributions from unconsolidated entities in excess of the investments' carrying value	—	276
Equity in earnings of unconsolidated entities	$572	$1,295
The unconsolidated entities had total third party debt of $311,427 at March 31, 2017 that matures as follows:

Maturities during the year ended December 31,	Amount
2017	$—
2018	203,881
2019	16,247
2020	—
2021	22,962
Thereafter	68,337
$311,427
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

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

March 31, 2017
(unaudited)

6. Investment in Marketable Securities
Investment in marketable securities of $110,629 and $183,883 at March 31, 2017 and December 31, 2016, respectively, consists primarily of preferred and common stock investments in other REITs and certain real estate related bonds which are classified as available-for-sale securities and recorded at fair value. The cost basis net of impairments of available-for-sale securities was $87,156 and $125,311 as of March 31, 2017 and December 31, 2016, respectively.
Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. The Company has net accumulated comprehensive income related to its marketable securities portfolio of $23,473 and $58,572, which includes gross unrealized losses of $47 and $598 related to its marketable securities as of March 31, 2017 and December 31, 2016, respectively. Securities with gross unrealized losses have a related fair value of $3,265 and $1,204 as of March 31, 2017 and December 31, 2016, respectively.
The Company’s policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and believes that decline to be other-than-temporary. Factors in the assessment of other-than-temporary impairment include determining whether (1) the Company expects the value of the security to recover, (2) the Company has the ability and intent to hold the security until it recovers, and (3) the length of time and degree to which the security’s price has declined. The Company recorded no impairment on available-for-sale securities for the three months ended March 31, 2017 and 2016.
Dividend income is recognized when earned. During the three months ended March 31, 2017 and 2016, dividend income from marketable securities of $1,843 and $2,655, respectively, was recognized and is included as part of continuing operations in interest and dividend income on the consolidated statements of operations and comprehensive (loss) income.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

March 31, 2017
(unaudited)

7. Debt
Mortgages payable
As of March 31, 2017 and December 31, 2016, the Company had the following mortgages payable outstanding:

	March 31, 2017	December 31, 2016
Mortgages payable (a)	$475,979	$434,746
Premium, net of accumulated amortization	657	—
Discount, net of accumulated amortization	(223)	(317)
Debt issuance costs, net of accumulated amortization	(3,846)	(3,789)
Total mortgages payable, net	$472,567	$430,640

(a)
Mortgages payable had fixed interest rates ranging from 3.49% to 11.24%, with a weighted average interest rate of 5.17%, as of March 31, 2017 and 3.49% to 11.24%, with a weighted average interest rate of 4.85%, as of December 31, 2016.

Some of the mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions and distribution limitations. As of March 31, 2017, the Company was in compliance with all mortgage loan requirements except two loans in default with an aggregate carrying value of $38,308, of which $34,974 matured in 2017 and $3,334 matured in 2016. As of December 31, 2016, the Company was in compliance with all mortgage loan requirements except one loan with a carrying value of $3,151, which matured in 2016. These loans are not cross-collateralized with any other mortgage loans and are not recourse to the Company.
The following table shows the scheduled maturities of the Company's mortgages payable as of March 31, 2017, for the remainder of 2017, each of the next four years, and thereafter.

	Maturities during the year ended December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Mortgages payable	$138,690	$59,575	$—	$41,000	$13,020	$223,694	$475,979
The Company has the ability to repay, refinance or extend the debt maturing in 2017, and the Company believes it has adequate sources of funds to meet short-term cash needs related to these refinancings or extensions. It is anticipated that the Company will use proceeds from sales, cash on hand, capacity on term loan and line of credit to repay, refinance or extend the debt maturing in 2017 and 2018. Of the total outstanding debt for all years, approximately $26,000 is recourse to the Company at March 31, 2017, of which $23,000 is related to assets held by the Company's unconsolidated joint ventures.
During the three months ended March 31, 2017, the Company assumed mortgage debt of $41,717 on one acquisition as part of non-cash financing activities.
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
The term loan credit facility consists of two tranches: a five-year tranche maturing on January 15, 2021, and a seven-year tranche maturing on November 5, 2022. Interest rates are based on the Company's total leverage ratio. Based upon the Company's total leverage ratios, the five- and seven-year tranches bear interest at rates of 1-Month LIBOR plus 1.3% and 1-Month LIBOR plus 1.6%, respectively. As of March 31, 2017, the Company has swapped $150,000 of variable rate debt on the five-year tranche to fixed rate debt through two interest rate swaps.
On February 3, 2015, the Company entered into an amended and restated credit agreement for a $300,000 unsecured revolving line of credit with KeyBank National Association, JP Morgan Chase Bank National Association and other financial institutions.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

March 31, 2017
(unaudited)

The accordion feature allows the Company to increase the size of its unsecured line of credit up to $600,000, subject to certain conditions. The unsecured revolving line of credit matures on February 2, 2019 and contains one twelve-month extension option that the Company may exercise upon payment of an extension fee equal to 0.15% of the commitment amount on the maturity date and subject to certain other conditions. The unsecured revolving line of credit bears interest at a rate equal to 1-Month LIBOR plus 1.40% and requires the maintenance of certain financial covenants. The Company had $300,000 available under the revolving line of credit as of March 31, 2017 and December 31, 2016.
The credit facility is subject to maintenance of certain financial covenants. As of March 31, 2017 and December 31, 2016, the Company was in compliance with all of the covenants and default provisions under the credit agreement.
As of March 31, 2017 and December 31, 2016, the Company had the following credit agreements outstanding:

	March 31, 2017		December 31, 2016
	Aggregate Principal Balance	Interest Rate	Aggregate Principal Balance	Interest Rate	Maturity Date
Unsecured term loan credit facility, 5 year - swapped to fixed rate (a)	$90,000	1.3510%	$90,000	1.3510%	1/15/2021
Unsecured term loan credit facility, 5 year - swapped to fixed rate (b)	$60,000	1.3525%	$60,000	1.3525%	1/15/2021
Unsecured term loan credit facility, 5 year - variable rate (c)	50,000	2.2828%	50,000	1.9167%	1/15/2021
Unsecured term loan credit facility, 7 year - variable rate (d)	100,000	2.5828%	100,000	2.2167%	11/5/2022
Total unsecured term loans	300,000		300,000
Debt issuance costs, net of accumulated amortization	(35)		(35)
Total, unsecured term loan credit facilities, net	$299,965		$299,965

(a)
The Company swapped $90,000 of variable rate debt at an interest rate of 1-Month LIBOR plus 1.3% to a fixed rate of 1.3510%. As of March 31, 2017, the swap has an effective date of December 10, 2015, a termination date of December 1, 2019, and a notional amount of $90,000.

(b)
The Company swapped $60,000 of variable rate debt at an interest rate of 1-Month LIBOR plus 1.3% to a fixed rate of 1.3525%. As of March 31, 2017, the swap has an effective date of December 10, 2015, a termination date of December 1, 2019, and a notional amount of $60,000.

(c)	Interest rate reflects 1-Month LIBOR plus 1.3% as of March 31, 2017 and December 31, 2016.

(d)	Interest rate reflects 1-Month LIBOR plus 1.6% as of March 31, 2017 and December 31, 2016.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

March 31, 2017
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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at March 31, 2017
	Level 1	Level 2	Level 3
Assets
Available-for-sale marketable securities	$110,057	$—	$—
Real estate related bonds	—	572	—
Derivative interest rate instruments	—	983	—
Total assets	$110,057	$1,555	$—

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3
Assets
Available-for-sale marketable securities	$182,569	$—	$—
Real estate related bonds	—	1,314	—
Derivative interest rate instruments	—	487	—
Total assets	$182,569	$1,801	$—
Level 1
At March 31, 2017 and December 31, 2016, the fair value of the available for sale marketable equity securities have been estimated based upon quoted market prices. Unrealized gains or losses on investment are reflected in unrealized gain (loss) on investment securities in comprehensive income on the consolidated statements of operations and comprehensive (loss) income.
Level 2
To calculate the fair value of the real estate related bonds and the derivative interest rate instruments, the Company primarily uses quoted prices for similar securities and contracts. For the real estate related bonds, the Company reviews price histories for similar market transactions. For the derivative interest rate instruments, the Company uses inputs based on data that is observed in the forward yield curve which is widely observable in the marketplace.  The Company also incorporates credit valuation

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

March 31, 2017
(unaudited)

adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements which utilizes Level 3 inputs, such as estimates of current credit spreads. However, as of March 31, 2017 and December 31, 2016, the Company determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of March 31, 2017 and December 31, 2016, the Company had outstanding interest rate swap agreements with an aggregate notional value of $150,000.
Level 3
At March 31, 2017 and December 31, 2016, the Company had no Level 3 recurring fair value measurements.
Nonrecurring Measurements
The following table summarizes activity for the Company’s assets measured at fair value on a nonrecurring basis. The Company recognized certain impairment charges to reflect the investments at their fair values for the three months ended March 31, 2017 and 2016. The asset groups that were reflected at fair value through this evaluation are:

	For the three months ended
	March 31, 2017		March 31, 2016
	Level 3	Total Impairment Losses	Level 3	Total Impairment Losses
Investment properties	$36,676	$16,440	$39,150	$8,390
Investment properties, continuing operations
During the three months ended March 31, 2017, the Company identified certain assets which may have a reduction in the expected holding period and reviewed the probability of these assets' disposition. The Company's estimated fair value relating to the investment assets' impairment analyses was based on broker opinions of value and letters of intent. For the three months ended March 31, 2017, the Company recorded a provision for asset impairment of $16,440 in continuing operations on three multi-tenant retail assets.
During the three months ended March 31, 2016, the Company identified certain assets which may have a reduction in the expected holding period and reviewed the probability of these properties' disposition. The Company's estimated fair value relating to the investment assets' impairment analysis was based on purchase contracts. For the three months ended March 31, 2016, the Company recorded a provision for asset impairment of $8,390 in continuing operations on two multi-tenant retail assets.
Investment properties, discontinued operations
There was no impairment recorded for the three months ended March 31, 2016 for investment properties included in discontinued operations on the statement of operations and comprehensive (loss) income.
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the Company's consolidated financial statements as of March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$475,979	$478,773	$434,746	$435,513
Line of credit and term loan	$300,000	$299,749	$300,000	$299,741
The Company estimated the fair value of its mortgages payable and term loan using a weighted average effective market interest rate of 4.89% as of March 31, 2017 compared to 5.07% at December 31, 2016. The fair value estimate of the line of credit and term loan approximates the carrying value due to limited market volatility in pricing. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company's. As a result, the Company used a weighted average interest rate of 3.25% as of March 31, 2017 compared to 3.15% as of December 31, 2016 to estimate the fair value of its line of credit and term loan. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

March 31, 2017
(unaudited)

9. Income Taxes
The Company has elected and has operated so as to qualify to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the tax year ended December 31, 2005. So long as it qualifies as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed currently to stockholders. A REIT is subject to a number of organizational and operational requirements including a requirement that it currently distribute at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders each year. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates and would not be able to re-elect REIT during the four years following the year of the failure. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income. In addition, prior to the Highlands spin-off, the Company owned substantially all of the outstanding stock of a subsidiary REIT, MB REIT (Florida), Inc. ("MB REIT"), which the Company consolidated for financial reporting purposes but which was treated as a separate REIT for federal income tax purposes until December 15, 2015, when MB REIT redeemed all of the outstanding shares of its Series B Preferred Stock and became a wholly owned subsidiary of InvenTrust. At that time, MB REIT became a Qualified REIT Subsidiary ("QRS") of the Company and ceased to be treated as a separate REIT for U.S. federal income tax purposes. As a QRS, MB REIT was disregarded as a separate entity from the Company for federal income tax purposes. All assets, liabilities and items of income, deduction and credit of MB REIT were treated for federal income tax purposes as those of the Company. As a result of the spin-off of Highlands, MB REIT became a wholly owned subsidiary of Highlands.
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
For the three months ended March 31, 2017 and 2016, an income tax expense of $282 and $258, respectively, was included in continuing operations on the consolidated statements of operations and comprehensive (loss) income.
For the three months ended March 31, 2017 and 2016, income tax benefit of $10 and expense of $30, respectively, was included in net income from discontinued operations on the consolidated statements of operations and comprehensive (loss) income.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

March 31, 2017
(unaudited)

10. Earnings per share
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

	Three months ended March 31,
	2017	2016
Net income from continuing operations	$2,243	$16,038
Net (loss) income from discontinued operations	(147)	9,370
Net income	$2,096	$25,408

Weighted average shares outstanding, basic and diluted	773,316,262	862,205,672

Income from continuing operations allocated to common shareholders per share	$0.00	$0.02
Income from discontinued operations allocated to common shareholders per share	$0.00	$0.01
Net income per common share, basic and diluted	$0.00	$0.03
11. Stock-Based Compensation
Incentive Award Plan
Effective as of June 19, 2015, the Company's board of directors adopted and approved the InvenTrust Properties Corp. 2015 Incentive Award Plan (as amended, the "Incentive Award Plan"), under which the Company may grant cash and equity incentive awards to eligible employees, directors, and consultants. Under the Incentive Award Plan, the Company is authorized to grant up to 30,000,000 shares of the Company's common stock pursuant to awards under the plan. At March 31, 2017, 26,636,066 shares were available for future issuance under the Incentive Award Plan. A summary of the Company's restricted stock unit activity as of March 31, 2017 is as follows:

	Restricted Stock Units	Share Price at Grant Date
Outstanding at December 31, 2016	1,646,523	(a)
Restricted stock units granted	35,829	$3.14
Restricted stock units vested, granted in 2015	(5,473)	4.00
Restricted stock units vested, granted in 2016	(6,167)	3.14
Restricted stock units vested, granted in 2017	(11,824)	3.14
Restricted stock units forfeited, granted in 2015	(8,547)	4.00
Restricted stock units forfeited, granted in 2016	(35,046)	3.14
Outstanding at March 31, 2017	1,615,295	(a)

(a)
The weighted average grant date price per share of common stock underlying the unvested restricted stock units based on total outstanding restricted stock units as of March 31, 2017 and December 31, 2016 was $3.29.

At March 31, 2017, there was $4,086 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the Incentive Award Plan related to 1,062,449 and 552,846 unvested shares vesting in 2017 and 2018, respectively. The restricted stock units outstanding as of March 31, 2017 have vesting schedules through December 2017 or 2018, as applicable. Stock-based compensation expense will be amortized on a straight-line basis over the vesting period. The Company recognized stock-based compensation expense of $1,008 and $437 related to the Incentive Award Plan for the three months ended March 31, 2017 and 2016, respectively.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

March 31, 2017
(unaudited)

12. Commitments and Contingencies
The Company is subject, from time to time, to various types of third-party legal claims or litigation that arise in the ordinary course of business, including, but not limited to, property loss claims, personal injury or other damages resulting from contact with the Company’s properties. These claims and lawsuits and any resulting damages are generally covered by the Company's insurance policies. The Company accrues for legal costs associated with loss contingencies when these costs are probable and reasonably estimable. While the resolution of these matters cannot be predicted with certainty, management does not expect, based on currently available information, that the final outcome of any pending claims or legal proceedings will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.
On September 6, 2013, a former tenant at the Legacy Corner Apartments property in Midwest City, Oklahoma filed a complaint in the District Court of Oklahoma County against the Company and other named defendants, Case No. CJ-2013-5011, alleging premises liability and negligent maintenance. At December 31, 2016, based on the facts and circumstances of this case, the Company believed it had a viable defense and was prepared to defend the suit vigorously. Due to the pendency of the Company's defenses and insurance policies, together with the inherent difficulty and uncertainty of predicting the outcome of litigation generally, the Company did not believe a risk of loss associated with compensatory damages was probable. Furthermore, the Company did not believe a risk of loss associated with punitive damages, which would be awarded due to gross negligence, was probable based on the information known, nor did the Company know what an estimated range of uninsured punitive damages could be. Therefore, at December 31, 2016, no loss contingency amounts related to this case had been accrued.
The jury trial commenced on April 3, 2017. On April 12, 2017, the jury entered a verdict against the Company’s subsidiary and the other named defendants in favor of the plaintiff of $6,000 in compensatory damages and $6,000 in punitive damages. The compensatory portion of the verdict is fully insured by the Company’s insurance policies. However, the Company's insurance carrier served the Company with a reservation of rights letter stating that insurance coverage will not be provided for punitive damages awarded in this case. As a result, the Company’s potential loss contingency exposure is $6,000. The Company is currently evaluating, in conjunction with the insurance carriers and the respective panel counsels, all alternatives and strategies available in this case, including filing any post-trial motions, appeals or potential participation in a settlement with the plaintiff.
The Company has been advised by counsel that the Company has several potential mitigating factors available to it, which should result in a reduced punitive award. While it is difficult to ascertain with certainty the result of those potential mitigating factors, the Company intends to vigorously pursue all potential causes of action available to it in appealing and mitigating the damages award. Nevertheless, based on GAAP standards, the Company has accrued for a potential loss contingency of $3,000 as of March 31, 2017 on the consolidated statement of operations and comprehensive (loss) income as part of other (expense) income for the three months ended March 31, 2017. The Company recorded a $9,000 liability as part of other liabilities and a $6,000 insurance receivable as part of deferred costs and other assets on the consolidated balance sheet as of March 31, 2017.
Leasing commitments
Two of the Company’s multi-tenant retail assets are subject to ground leases. The Company records ground rent expense on a straight-line basis over the term of the leases. The leases require rental payments or rental payment increases based upon the appraised value of the property at specified dates, increases in pricing indexes, or certain financial calculations based on the operations of the respective property. Any incremental changes in the rental payments as a result of these adjustments are not included in the table below because the amount of the change is not determinable. In addition, the Company has non-cancelable operating leases pertaining to office space from which the Company conducts its business.
During the three months ended March 31, 2017 and 2016, the Company recognized rent expense associated with ground leases of $67 and $68, respectively, and rent expense associated with office space leases of $355 and $375, respectively, within continuing operations on the statement of comprehensive (loss) income.
13. Subsequent Events
Effective for the quarterly distribution paid in April 2017, the Company increased its annual distribution rate from $0.0675 per share of common stock to $0.0695 per share of common stock. Distributions were paid on April 6, 2017 to each stockholder of record as of March 31, 2017 in the amount of $0.017375 per share of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report, other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This includes statements about the Company's plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "guidance," "predict," "potential," "continue," "likely," "will," "would," "illustrative", "should" and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us based on our knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements.
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties and factors set forth in our filings with the U.S. Securities and Exchange Commission ("SEC"), including our Annual Report for the year ended December 31, 2016, as may be updated in this Quarterly Report and other quarterly and current reports, which are on file with the SEC and available at the SEC’s website (http://www.sec.gov). Such risks and uncertainties, among others, include market, political and economic volatility experienced by the U.S. economy or real estate industry as a whole, and the regional and local political and economic conditions in the markets in which our properties are located; our ability to complete a strategic transaction, enhance stockholder value and provide liquidity to stockholders; our ability to identify, execute and complete disposition opportunities; our ability to identify, execute and complete acquisition opportunities and to integrate and successfully operate any properties acquired in the future and the risks associated with such properties; our ability to manage the risks of expanding, developing or re-developing some of our current or future acquired assets; our transition to an integrated operating platform may not prove successful over the long term; loss of members of our senior management team or key personnel; changes in governmental regulations and generally accepted accounting standards or interpretations thereof; our ability to access capital for renovations and acquisitions on terms and at times that are acceptable to us; changes in the competitive environment in the leasing market and any other market in which we operate; forthcoming expirations of certain of our leases and our ability to re-lease such properties; our ability to collect rent from tenants or to rent space on favorable terms or at all; the impact of leasing and capital expenditures to improve our properties in order to retain and attract tenants; events beyond our control, such as war, terrorist attacks, natural disasters and severe weather incidents, and any uninsured or underinsured loss resulting therefrom; actions or failures by our joint venture partners; the cost of compliance with and liabilities under environmental, health and safety laws; changes in real estate and zoning laws and increases in real property tax rates; the economic success and viability of our anchor retail tenants; our debt financing, including risk of default, loss and other restrictions placed on us; our ability to refinance maturing debt or to obtain new financing on attractive terms; future increases in interest rates; the availability of cash flow from operating activities to fund distributions; our investment in equity and debt securities; our status as a REIT for federal tax purposes; and changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; and the outcome of legal proceedings.
The following discussion and analysis relates to the three months ended March 31, 2017 and 2016 and at December 31, 2016. You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this Quarterly Report.

Overview
We have been implementing our strategy of focusing our portfolio as described in more detail below under "Highlights for the three months ended March 31, 2017" and "Recent Activities." As of March 31, 2017, our portfolio included 73 wholly owned multi-tenant retail assets with a gross leasable area ("GLA") of approximately 12.7 million square feet, one non-core office asset with a GLA of approximately 0.3 million square feet and investments in five unconsolidated entities. In addition, we manage 15 multi-tenant retail assets with a GLA of approximately 3.0 million square feet owned through an interest in one of our joint ventures, IAGM Retail Fund I, LLC ("IAGM"), an unconsolidated retail joint venture partnership between the Company as 55% owner and PGGM Private Real Estate Fund ("PGGM").
Our multi-tenant retail platform is defined as our 73 wholly owned multi-tenant retail assets and the 15 multi-tenant retail assets in our IAGM joint venture.
On a consolidated basis, substantially all of our income and related cash flows from operations for the three months ended March 31, 2017 were generated by collecting rental and other payments from our tenants, distributions from unconsolidated entities and dividend income earned from investments in marketable securities. Also, on a consolidated basis, substantially all of our expenses and related cash flows from operations for the three months ended March 31, 2017 relate to the operation of our properties and the interest expense on our mortgages. Our property operating expenses include, but are not limited to real estate taxes, regular repair and maintenance, utilities, and insurance (some of which are recoverable from our tenants).
In evaluating our financial condition and operating performance, management focuses on the following financial and non-financial indicators, discussed in further detail herein:

•	Funds From Operations ("FFO"), a supplemental non-GAAP measure to net income determined in accordance with GAAP;

•
Property net operating income ("NOI"), which excludes interest expense, depreciation and amortization, general and administrative expenses, net income of noncontrolling interest, and other investment income from corporate investments;

•	Modified NOI, which reflects the income from operations excluding lease termination income and GAAP rent adjustments (such as straight-line rent and above/below market lease amortization);

•	Cash flow from operations as determined in accordance with GAAP;

•	Economic and physical occupancy and rental rates;

•	Leasing activity and lease rollover;

•	Management of operating expenses;

•	Management of general and administrative expenses;

•	Debt maturities and leverage ratios; and

•	Liquidity levels.

Highlights for the three months ended March 31, 2017
Transactions and Capital Markets Highlights
Acquisitions and Dispositions
For the three months ended March 31, 2017, we completed $319.0 million of real estate transactions, including the following:

•
Acquisition of three multi-tenant retail assets for an aggregate gross acquisition price of approximately $289.9 million (see Note 3. Acquired Properties, in the consolidated financial statements for details); and

•	Disposition of one multi-tenant retail asset for a gross disposition price of approximately $29.1 million (see Note 4. Disposed Properties, in the consolidated financial statements for details).
Joint Venture Activity
During the three months ended March 31, 2017, we earned other fee income of $1.1 million which are fees derived from property management, asset management, leasing commissions and other fees earned from providing services to IAGM Retail Fund I, LLC ("IAGM"), a retail joint venture partnership between the Company as 55% owner and PGGM Private Real Estate Fund ("PGGM").
Capital Markets
During the three months ended March 31, 2017, we assumed debt of approximately $41.7 million associated with one of our completed acquisitions.
University House sale, escrows received
On January 24, 2017, we received $9.1 million of the cash deposited into escrow as a result of the final post closing obligation settlement with the purchaser of University House. These post closing obligations were satisfied as of December 31, 2016.
Recent Activities
Effective for the quarterly distribution paid in April 2017, we increased our annual distribution rate from $0.0675 per share of common stock to $0.0695 per share of common stock. Distributions were paid on April 6, 2017 to each stockholder of record as of March 31, 2017 in the amount of $0.017375 per share of common stock.
Current Strategy and Outlook
We believe that the fundamentals in the retail segment continue to be favorable in our target markets and support our disciplined capital recycling model. While there has been recent industry news regarding the impact of e-commerce on retail performance and on the overall strength of bricks and mortar retail, our grocer-anchored and community and neighborhood centers bring consumers to our well-located properties, while our larger-format necessity-based power center retailers continue to adapt their business models to embrace omni-channel retail and appeal to the consumer's continuing value focus. We see ongoing retailer demand for well-located grocer-anchored and power center assets further supporting our key market approach. With limited new development and controlled retailer expansion, we believe retail rental rates in our target markets will continue to show improvement.
As we continue to execute our retail portfolio strategy in 2017, we expect our occupancy rate will increase, driving slight to modest rental income growth. We have also launched a coordinated program to increase rental income by maximizing re-development opportunities and identifying locations in our current retail portfolio where we can develop pad sites. In addition, we are working with our tenant partners to expand rentable square footage at select properties where demand warrants. The retail rental market continues to show modest improvement in our key markets and our leasing staff is capitalizing on this by leasing space at favorable rates, while establishing a more favorable tenant mix and identifying complementary uses to maximize tenant performance. Our property management team is focused on maintaining strong tenant relationships, controlling expenses, and providing an enhanced consumer shopping experience. We continue to implement a property branding program to leverage our market presence in our core markets. We have also implemented a sustainability program at our properties which includes trash recycling, water conservation and programs to reduce energy consumption and expenses.
Following our transition to self-management, we continue to make a significant commitment to enhancing our operational leadership team with key senior hires in most operational areas of the Company. In 2017, we continue to make meaningful investments in technology, including enhancements to our data and reporting systems. We are in the final phase of implementing a robust data integrity process that will enhance our management reporting capabilities and facilitate operational decision making significantly.
We recently hired senior staff with significant retail development experience. While we have begun a program maximizing redevelopment opportunities within our existing portfolio, these recent hires will also allow us to expand this program to pursue value add acquisition opportunities.
While our portfolio is geographically diverse, approximately 37% of our multi-tenant retail platform's GLA is located in Texas. Texas leads the nation in job creation and our properties are located in the top four Texas markets of Dallas, Austin, San Antonio and Houston. While the energy sector continues to fluctuate, to date, we have not experienced a negative impact with respect to our retailers in these markets. We believe that the long term nature of the retail leases, combined with the national platform of most anchor or big box retailers, mitigates any short- to medium-term impact these retailers may experience. We continue to closely monitor the performance of retailers in these markets.
We continue to execute on our key markets strategy of focusing on high job and high population growth markets. We are opportunistically selling multi-tenant retail properties and exiting markets that are low growth, lack sufficient asset concentration and do not provide a favorable opportunity to build significant asset concentration. We currently operate in over 20 markets. However, as we continue to execute on our strategy, the number of our markets will decrease. This will serve to hone our strategy and provide capital that can be redeployed into our target retail markets.
Our disposition activity could continue to cause us to experience dilution in financial operating performance during the period we dispose of properties. We are redeploying sale proceeds with a disciplined approach into strategic retail assets and intend to continue to do so throughout 2017. We believe this strategy will enhance the overall value of our multi-tenant retail platform over time.
We believe that our debt maturities over the next five years are manageable, and while we anticipate interest rates will rise over the long term, we expect low interest rates to prevail through 2017. We will fund our distributions with cash flows from operations as well as from unconsolidated entities and a portion of the proceeds from our property sales.
As we execute on our retail strategy, our board has been and will continue evaluating our distribution rate on a quarterly basis and, if the board deems appropriate, adjust the rate to take into account our progress in refining and balancing our multi-tenant retail platform with stable income producing grocery-anchored properties and open-air power centers, with higher potential income growth, in our target markets. Our board of directors approved an increase to our annual distribution rate effective for the quarterly distribution paid in April 2017 and will continue to evaluate the rate on a quarterly basis.
We believe that the continuing refinement of our portfolio will position us for future success, maximize long-term value for stockholders, and put us in a position to evaluate and execute on strategic transactions aimed at achieving liquidity for our stockholders. While we believe in our ability to execute on our plan, the speed of completion of this refinement and tailoring is unclear and may be shortened or extended by external and macroeconomic factors including, among others, interest rate movements, national and global economic performance, and government policy changes.

Results of Operations
General
Consolidated Results of Operations
This section describes and compares our results of operations for the three months ended March 31, 2017 and 2016. We generate most of our net income from property operations. In order to evaluate our overall portfolio, management analyzes the operating performance of all assets from period to period and properties we have owned and operated for the same period during each year. Investment properties owned for the entire three months ended March 31, 2017 and 2016 are referred to herein as "same store" properties. All dollar amounts shown in tables are stated in thousands unless otherwise noted (except per share amounts).

	Three months ended March 31,
	2017	2016
Net income from continuing operations	$2,243	$16,038
Net (loss) income from discontinued operations	(147)	9,370
Net income	2,096	25,408
Net income per common share, from continuing operations, basic and diluted	—	0.02
Net income per common share, from discontinued operations, basic and diluted	—	0.01
Our net income from continuing operations of $2.2 million during the three months ended March 31, 2017 was primarily a result of the operating income of our 73 wholly-owned multi-tenant retail assets owned as of March 31, 2017 of $62.5 million and realized gains from the sale of our marketable securities of $14.5 million, offset by depreciation and impairment of $39.9 million, including a provision for asset impairment of $16.4 million recorded on three multi-tenant retail assets.
Our net income from continuing operations of $16.0 million during the three months ended March 31, 2016 was primarily a result of operating income of our 62 wholly-owned multi-tenant retail assets owned as of March 31, 2016 of $60.8 million and a gain on the sale of five multi-tenant retail assets of $24.0 million. This income was offset by a provision for asset impairment of $8.4 million recorded on two multi-tenant retail assets during the three months ended March 31, 2016. In addition, we recorded net income from discontinued operations of $9.4 million related to assets included in the sale of University House and the spin-off of Highlands in 2016.
A detailed discussion of our financial performance is as follows:
Operating Income and Expenses:

	Three months ended March 31,		Increase (Decrease)
	2017	2016
Operating income:
Rental income	$48,646	$47,772	$874
Tenant recovery income	13,888	13,030	858
Other property income	466	1,502	(1,036)
Other fee income	1,092	1,004	88
Operating expenses:
Property operating expenses	$7,847	$8,027	$(180)
Real estate taxes	8,332	9,544	(1,212)
Depreciation and amortization	23,446	20,749	2,697
Provision for asset impairment	16,440	8,390	8,050
General and administrative expenses	12,339	13,381	(1,042)
Rental, Tenant Recovery and Other Property Income and Operating Expenses
Rental income consists of basic monthly rent, straight-line rent adjustments, amortization of acquired above and below market leases and percentage rental income recorded pursuant to tenant leases. Tenant recovery income consists of reimbursements for real estate taxes, common area maintenance costs, management fees, and insurance costs. Other property income consists of lease termination fees and other miscellaneous property income. Property operating expenses consist of regular repair and maintenance, management fees, utilities, and insurance (some of which are recoverable from the tenant).

•
Total operating income increased $0.8 million when comparing the three months ended March 31, 2017 to the same period in 2016 as a result of an increase in rental and tenant recovery income of approximately $13.4 million from 11 assets acquired since March 31, 2016 and was offset by a decrease in rental and tenant recovery income of approximately $12.7 million from the disposal of 24 assets that did not qualify as discontinued operations since March 31, 2016, as well as a reduction of termination fee income of $0.6 million within other property income.

•
Property operating expenses and depreciation and amortization increased $2.5 million when comparing the three months ended March 31, 2017 to the same period in 2016 as a result of an increase in property operating expenses of approximately $1.7 million and an increase in depreciation and amortization of $7.1 million from 11 assets acquired since March 31, 2016 and was offset by a decrease in property operating expenses of approximately $2.1 million and a decrease in depreciation and amortization expense of approximately $3.9 million from the disposal of 24 assets that did not qualify as discontinued operations since March 31, 2016.

•	Real estate tax expense decreased $1.2 million when comparing the three months ended March 31, 2017 to the same period in 2016 primarily as a result of real estate taxes on one asset.
Other fee income
Other fee income consists of income earned from property management, asset management, leasing commissions and other fees earned from providing services to our joint venture partnerships as shown in the following table.

	Three months ended March 31,		Increase (Decrease)
	2017	2016
Property management fee	$741	$736	$5
Asset management fee	303	303	—
Leasing commissions and other fees	48	(35)	83
Other fee income	$1,092	$1,004	$88
Other fee income for the three months ended March 31, 2017 increased $0.1 million compared to the same period in 2016 as a result of higher leasing commission and income earned from our joint venture properties.
Provision for asset impairment

•
During the three months ended March 31, 2017, we identified certain assets which may have a reduction in the expected holding period and reviewed the probability of these assets' disposition. Our estimated fair value relating to the investment assets' impairment analysis was based on broker opinions of value and letters of intent. For the three months ended March 31, 2017, we recorded a provision for asset impairment of $16.4 million in continuing operations on three multi-tenant retail assets.

•
During the three months ended March 31, 2016, we identified certain assets which may have a reduction in the expected holding period and reviewed the probability of these properties' disposition. Our estimated fair value relating to the investment assets' impairment analysis was based on purchase contracts. For the three months ended March 31, 2016, we recorded a provision for asset impairment of $8.4 million in continuing operations on two multi-tenant retail assets.

General and administrative expenses

•
General and administrative expenses decreased $1.0 million when comparing the three months ended March 31, 2017 to the same period in 2016 as a result of being a less diversified company resulting in a smaller operating platform.

Non-Operating Income and Expenses:

	Three months ended March 31,		Increase (Decrease)
	2017	2016
Interest and dividend income	$2,170	$2,703	$(533)
Gain on sale of investment properties	1,021	24,026	(23,005)
Loss on extinguishment of debt	—	(948)	948
Other (expense) income	(3,202)	175	(3,377)
Interest expense	(8,254)	(14,727)	(6,473)
Equity in earnings of unconsolidated entities	572	1,295	(723)
Marketable securities realized gain	14,530	555	13,975
Net (loss) income from discontinued operations	(147)	9,370	(9,517)
Gain on sale of investment properties

•	During the three months ended March 31, 2017, we sold one multi-tenant retail asset and recognized a gain on the sale of this asset of $1.0 million as part of continuing operations.

•	During the three months ended March 31, 2016, we sold five multi-tenant retail assets and recognized a gain on the sale of these assets of $24.0 million as part of continuing operations.
Other (expense) income

•
We have accrued for a potential loss contingency of $3.0 million as of March 31, 2017 on the consolidated balance sheet and the consolidated statement of operations and comprehensive (loss) income for the three months ended March 31, 2017 as a result of punitive damages levied against the Company in a personal injury lawsuit. See "Note 12. Commitments and Contingencies" to our consolidated financial statements for additional information.

Interest expense

•
During the three months ended March 31, 2017, we recognized interest expense of $8.3 million compared to $14.7 million during the same period in 2016. This decrease of $6.5 million is primarily a result of the payoff of debt since March 31, 2016 of approximately $745.6 million, offset by new borrowings of approximately $277.8 million since March 31, 2016, with an overall net decrease in debt of $464.2 million, from $1,236.7 million at March 31, 2016 to $772.5 million at March 31, 2017.

Equity in earnings of unconsolidated entities

•
During the three months ended March 31, 2017, we recognized equity in earnings of unconsolidated entities of $0.6 million for the three months ended March 31, 2017 compared to $1.3 million for the three months ended March 31, 2016. This decrease of $0.7 million was primarily the result of distributions received from one unconsolidated entity of $0.3 million during the three months ended March 31, 2017, compared to $0.7 million received during the three months ended March 31, 2016.

Marketable securities realized gain

•
During the three months ended March 31, 2017, we realized a gain on sale of marketable securities, net, of $14.5 million compared to $0.6 million for the three months ended March 31, 2016, an increase of $14.0 million. The larger gain realized during the three months ended March 31, 2017 is the result of increased sales of our marketable securities since March 31, 2016.

Net income from discontinued operations
Net income from discontinued operations for the three months ended March 31, 2016 included 17 student housing assets included in the University House sale on June 21, 2016, one unconsolidated student housing joint venture sold on February 25, 2016, l8 assets and four parcels of unimproved land included in the Highlands spin-off on April 28, 2016, one non-core asset sold in second quarter 2016 and one student housing asset sold in third quarter 2016 (which was not included as part of the sale of University House). Net loss from discontinued operations for the three months ended March 31, 2017 included minor post-close activity.

Portfolio Performance
As of March 31, 2017, our portfolio included 73 wholly owned multi-tenant retail assets with a GLA of 12.7 million square feet, one non-core office asset with a GLA of 0.3 million square feet and investments in five unconsolidated entities. In addition, we manage 15 multi-tenant retail assets with a GLA of 3.0 million square feet owned through a 55% interest in one of our joint ventures, IAGM. Our multi-tenant retail platform is defined as our 73 wholly owned multi-tenant retail assets and the 15 multi-tenant retail assets in IAGM, as described above, for a total of 88 multi-tenant retail assets with a total GLA of 15.7 million square feet.
Assets included in our multi-tenant retail platform are located in 20 states. Of our multi-tenant retail platform GLA, approximately 36.8%, 10.2% and 9.6% of our assets are located in Texas, North Carolina, and Florida, respectively. Our multi-tenant retail assets consist of community and neighborhood centers and power centers, which are defined as follows:

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

We have not experienced bankruptcies or receivable write-offs in our multi-tenant retail portfolio that would have a material impact on our results of operations. Our retail business is not highly dependent on specific retailers or specific retail industries, nor is it subject to lease roll over concentration. We believe this minimizes risk to the portfolio from significant revenue variances over time.
A significant focus of our strategy will be to continue to maximize the performance of our multi-tenant retail platform by accretive acquisitions in key markets and select dispositions of assets that are in markets that we do not believe provide sufficient opportunities for growth. We will support our key market approach by leveraging our regional offices and further embedding leasing, development and operations staff in these respective markets. We believe this strategy will provide us with strong local market knowledge and enhanced tenant relationships.
Performance evaluation
The tables below summarize certain key operating performance measures for the three months ended March 31, 2017 and 2016. The rental rates shown are inclusive of rent abatements, lease inducements, ground rent income, and straight-line rent GAAP adjustments, and exclusive of tenant improvements and lease commissions.
The following table summarizes the GLA, economic occupancy and annualized base rent ("ABR") per square foot of the assets included in our multi-tenant retail platform as of March 31, 2017 and 2016.

	Multi-tenant Retail Platform March 31,		Wholly-owned Retail Assets March 31,		IAGM Retail Assets (a) March 31,
	2017	2016	2017	2016	2017	2016
No. of assets	88	77	73	62	15	15
GLA (square feet)	15,694,867	13,551,815	12,717,360	10,574,141	2,977,507	2,977,674
Economic occupancy (b)	93.4%	93.4%	93.3%	93.0%	94.1%	94.7%
ABR per square foot (c)	$15.84	$14.86	$15.65	$14.49	$16.66	$16.15

(a)
Of the 15 assets owned through an interest in IAGM, one asset is under re-development and has been classified as unstabilized. This asset has been removed from the results shown for GLA, economic occupancy, and ABR per square foot. The asset is included in the property counts at March 31, 2017 and 2016.

(b)
Economic occupancy is defined as the percentage of total GLA for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupancy by that tenant of the area being leased. Actual use may be less than economic square footage. Prior year economic occupancy excludes assets sold.

(c)
ABR is computed as revenue for the last month of the period multiplied by twelve months. ABR includes the effect of rent abatements, lease inducements, straight-line rent GAAP adjustments and ground rent income. ABR per square foot is computed as ABR divided by the total occupied square footage at the end of the period. Specialty leasing represents leases of less than one year in duration for inline space and includes any term length for a common area space, and is excluded from the ABR and occupied square footage figures when computing the ABR per square foot. Prior year ABR per square foot excludes assets sold.
The following table summarizes the GLA, economic occupancy and ABR per square foot of the assets included in our multi-tenant retail platform by center type as of March 31, 2017 and 2016.

	Power Centers
	Multi-tenant Retail Platform March 31,		Wholly-owned Retail Assets March 31,		IAGM Retail Assets March 31,
	2017	2016	2017	2016	2017	2016
No. of assets	41	38	33	30	8	8
GLA (square feet)	10,606,692	9,332,811	8,896,781	7,622,860	1,709,911	1,709,951
Economic occupancy	93.5%	93.7%	93.4%	93.7%	93.5%	93.9%
ABR per square foot	$15.19	$14.40	$15.18	$14.38	$15.24	$14.53

	Community and Neighborhood Centers
	Multi-tenant Retail Platform March 31,		Wholly-owned Retail Assets March 31,		IAGM Retail Assets March 31,
	2017	2016	2017	2016	2017	2016
No. of assets	47	39	40	32	7	7
GLA (square feet)	5,088,175	4,219,004	3,820,579	2,951,281	1,267,596	1,267,723
Economic occupancy	93.4%	92.7%	93.0%	91.3%	94.8%	95.9%
ABR per square foot	$17.20	$15.88	$16.76	$14.80	$18.52	$18.28
The following table represents lease expirations for our multi-tenant retail platform as of March 31, 2017.

Lease Expiration Year	No. of Expiring Leases	GLA of Expiring Leases (square feet)	ABR of Expiring Leases	Percent of Total GLA	Percent of Total ABR	Expiring ABR per sq. ft.
2017	169	582,316	$12,188	4.0%	5.3%	$20.93
2018	303	1,604,041	27,462	11.0%	11.9%	17.12
2019	320	2,183,704	33,325	14.9%	14.4%	15.26
2020	290	1,508,371	26,566	10.3%	11.5%	17.61
2021	278	1,831,732	30,214	12.5%	13.1%	16.49
2022	240	2,004,846	32,043	13.7%	13.9%	15.98
2023	69	864,206	12,430	5.9%	5.4%	14.38
2024	77	1,024,126	13,690	7.0%	5.9%	13.37
2025	74	850,417	12,311	5.8%	5.3%	14.48
2026	72	407,268	7,641	2.8%	3.3%	18.76
Month to Month	45	123,968	2,464	0.8%	1.1%	19.88
Thereafter	90	1,521,882	20,161	10.4%	8.7%	13.25
Specialty Leasing (a)	180	129,555	393	0.9%	0.2%	3.03
	2,207	14,636,432	$230,888	100.0%	100.0%	$15.77

(a)
Specialty leasing represents leases of less than one year in duration for inline space and includes any term length for a common area space. Examples include retail holiday stores, storage, and short-term clothing and furniture consignment stores. Specialty leasing includes, but is not limited to, any term length for a common area space, including but not limited to: tent sales, automated teller machines, cell towers, billboards, and vending.

We believe the percentage of leases expiring annually over the next five years may allow us to capture an appropriate portion of potential market rent increases while allowing us to manage any potential re-leasing risk. For purposes of preparing the table, we have not assumed that un-exercised contractual lease options contained in certain of our leases will in fact be exercised.

The following table represents lease spread metrics for leases that commenced during the three months ended March 31, 2017 compared to expiring leases for the same or previous tenant in the same unit for assets in our multi-tenant retail platform.

	No. of Leases Commenced as of March 31, 2017	GLA SF	New Contractual Rent ($PSF) (b)	Prior Contractual Rent ($PSF) (b)	% Change over Prior Contract Rent (b)	Weighted Average Lease Term (Years)	Tenant Improvement Allowance ($PSF)	Lease Commissions ($PSF)
All tenants
Comparable Renewal Leases (a)	96	867,685	$15.41	$14.87	3.6%	4.97	$0.21	$0.04
Comparable New Leases (a)	9	15,154	25.72	25.59	0.5%	7.25	7.16	4.62
Non-Comparable Renewal and New Leases	15	88,532	13.26	N/A	N/A	5.31	25.18	6.11
Total	120	971,371	$15.59	$15.05	3.6%	5.04	$2.59	$0.66

Anchor Tenants (leases over 10,000 square feet)
Comparable Renewal Leases (a)	23	644,811	$12.44	$12.16	2.3%	4.94	$—	$—
Non-Comparable Renewal and New Leases	4	59,324	$6.88	N/A	N/A	4.35	$26.51	$6.11
Total	27	704,135	$12.44	$12.16	2.3%	4.89	$2.23	$0.51

Non-anchor tenants (leases under 10,000 square feet)
Comparable Renewal Leases (a)	73	222,874	$23.99	$22.69	5.7%	5.08	$0.80	$0.16
Comparable New Leases (a)	9	15,154	$25.72	$25.59	0.5%	7.25	$7.16	$4.62
Non-Comparable Renewal and New Leases	11	29,208	$26.24	N/A	N/A	7.25	$22.46	$6.13
Total	93	267,236	$24.10	$22.87	5.4%	5.44	$3.53	$1.06

(a)
Comparable lease is defined as a lease that meets all of the following criteria: same unit, square footage of unit remains unchanged or within 10% of prior unit square footage, consistent rent structure, and, for new leases, leased within one year of the prior tenant.

(b)	Non-comparable leases are not included in totals.
We had GLA totaling 1,110,167 square feet set to expire in the first three months of 2017, of which 1,000,147 was rolled over. This achieved a retention rate of 90.0%.

Evaluation of Performance on a Same Store Basis
We evaluate the performance of our wholly-owned multi-tenant retail assets and non-core office asset primarily based on net operating income and modified net operating income. Modified net operating income reflects the income from operations excluding lease termination income and GAAP rent adjustments (such as straight-line rent and above/below market lease amortization).
In order to evaluate our overall portfolio, management analyzes the operating performance of our assets on a same store basis, which is defined as those assets that we have owned and operated and are fully operational for the entirety of both periods being compared. A total of 62 of our multi-tenant retail assets met our same store criteria for the three months ended March 31, 2017 and 2016. This same store analysis allows management to monitor the operations of our existing assets for comparable periods while excluding the impact of our acquisitions and dispositions.
Other investments for the three months ended March 31, 2017 and 2016 includes assets that did not meet our same store criteria, our one non-core office asset, assets acquired in 2017 and 2016, and assets sold in 2017 and 2016.
The following table represents the reconciliation of net income, the most directly comparable GAAP measure, to modified NOI for the three months ended March 31, 2017 and 2016.

	Three months ended March 31,
	2017	2016
Net income	$2,096	$25,408
Net loss (income) from discontinued operations	147	(9,370)
Net income from continuing operations	2,243	16,038
Other fee income	(1,092)	(1,004)
Provision for asset impairment	16,440	8,390
Equity in earnings of unconsolidated entities	(572)	(1,295)
Other income and expenses (a)	(5,983)	(11,526)
Non-allocated expenses (b)	35,785	34,130
Net operating income	46,821	44,733
Adjustments to modified net operating income
GAAP rental adjustments	(1,852)	(493)
Termination fee income	(6)	(860)
Total modified net operating income	$44,963	$43,380

(a)
Other income and expenses consist of interest and dividend income, gain on sale of investment properties, loss on extinguishment of debt, other (expense) income, interest expense, marketable securities realized gain and income tax expense.

(b)	Non-allocated expenses consist of general and administrative expenses and depreciation and amortization.

The following table represents the reconciliation of total modified net operating income to net operating income, on a same store basis, for our wholly owned assets, for the three months ended March 31, 2017 and 2016.

	Three months ended March 31,		Increase (Decrease)	Variance
	2017	2016
No. of same store properties	62	62
Operating income
Rental income	$36,204	$35,649	$555	1.6%
Tenant recovery income	10,452	11,025	(573)	(5.2)%
Other property income	386	424	(38)	(9.0)%
Total income	47,042	47,098	(56)	(0.1)%
Operating expenses
Property operating expenses	5,851	5,814	37	0.6%
Real estate taxes	6,056	7,314	(1,258)	(17.2)%
Total operating expenses	11,907	13,128	(1,221)	(9.3)%
Same store modified NOI	35,135	33,970	1,165	3.4%
Other investments modified NOI (a)	9,828	9,410	418	4.4%
Total modified NOI	44,963	43,380	1,583	3.6%
Adjustments
GAAP rental adjustments	1,852	493	1,359	275.7%
Termination fee income	6	860	(854)	(99.3)%
Total adjustments	1,858	1,353	505	37.3%
Net operating income	$46,821	$44,733	$2,088	4.7%

(a)	Other investments includes assets that did not meet our same store criteria, as defined earlier, including assets acquired and disposed during 2017 and 2016, and the non-core office asset.
The following table summarizes the GLA, economic occupancy and ABR per square foot of the assets included in our multi-tenant retail platform on a same-store basis as of March 31, 2017 and 2016.

	Same Store Results
	Multi-tenant Retail Platform March 31,		Wholly-owned Retail Assets March 31,		IAGM Retail Assets March 31,
	2017	2016	2017	2016	2017	2016
No. of same store assets	76	76	62	62	14	14
GLA (square feet)	13,556,981	13,551,815	10,579,474	10,574,141	2,977,507	2,977,674
Economic occupancy	93.0%	93.4%	92.7%	93.0%	94.1%	94.7%
ABR per square foot	$15.20	$14.86	$14.79	$14.49	$16.66	$16.15
Same store modified net operating income
Same store modified net operating income increased $1.2 million when comparing the three months ended March 31, 2017 to the same period in 2016. This increase was primarily the result of a decrease in real estate tax expense of $1.3 million.
Total modified net operating income
Total modified net operating income increased $1.6 million when comparing the three months ended March 31, 2017 to the same period in 2016. This increase was primarily the result of 11 assets acquired since March 31, 2016, offset by the disposal of 24 assets that did not qualify as discontinued operations since March 31, 2016, an increase in GAAP adjustments to rental income of $1.4 million related to straight-line rent, and a decrease in total real estate tax expense of $1.2 million, which was related to real estate tax expense of $1.3 million on a same store asset in 2016.

Liquidity and Capital Resources
As of March 31, 2017, we had $243.2 million of cash and cash equivalents. We continually evaluate the economic and credit environment and its impact on our business. We believe we are appropriately positioned to have significant liquidity to continue executing our strategy.
Strategic transactions have reduced our cash flows from operations. On April 28, 2016, we completed the spin-off of Highlands, which held substantially all of the remaining assets included in our non-core segment. In addition, on June 21, 2016, we sold our student housing platform, University House.
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

Distributions
We declared cash distributions to our stockholders during the period from January 1, 2017 to March 31, 2017 totaling $13.4 million. During the three months ended March 31, 2017, we paid cash distributions of $13.0 million.
As we execute on our retail strategy, our board has been and expects to continue evaluating our distribution rate on a quarterly basis. Effective for the quarterly distribution paid in April 2017, we increased our annual distribution rate from $0.0675 per share of common stock to $0.0695 per share of common stock. Distributions were paid on April 6, 2017 to each stockholder of record on March 31, 2017 in the amount of $0.017375 per share of common stock. See "Current Strategy and Outlook" for more information regarding our retail strategy.
Borrowings
The following schedule shows the scheduled maturities and principal amortization of the Company's indebtedness as of March 31, 2017 for the remainder of 2017 and each of the next four years and thereafter. The table does not reflect the impact of debt activity that occurred subsequent to March 31, 2017.
Mortgages payable, maturities
The following table shows the scheduled maturities and principal amortization of the Company's mortgages payable as of March 31, 2017, for the remainder of 2017, and each of the next four years and thereafter.

	Maturities during the year ended December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Mortgages payable	$138,690	$59,575	$—	$41,000	$13,020	$223,694	$475,979
Credit agreements, maturities
As of March 31, 2017, the Company had the following credit agreements outstanding:

	March 31, 2017
	Aggregate Principal Balance	Interest Rate	Maturity Date
Unsecured term loan credit facility, 5 year - swapped to fixed rate	$90,000	1.3510%	1/15/2021
Unsecured term loan credit facility, 5 year - swapped to fixed rate	60,000	1.3525%	1/15/2021
Unsecured term loan credit facility, 5 year - variable rate	50,000	2.2828%	1/15/2021
Unsecured term loan credit facility, 7 year - variable rate	100,000	2.5828%	11/5/2022
Total unsecured term loans	$300,000
Summary of Cash Flows

	Three months ended March 31,		Change
	2017	2016
Cash provided by operating activities	$26,491	$36,141	$(9,650)
Cash (used in) provided by investing activities	(168,552)	73,807	(242,359)
Cash (used in) provided by financing activities	(11,946)	122,419	(134,365)
Increase (decrease) in cash and cash equivalents	(154,007)	232,367	(386,374)
Cash and cash equivalents, at beginning of period	397,250	203,285	193,965
Cash and cash equivalents, at end of period	$243,243	$435,652	$(192,409)
Operating activities
Cash provided by operating activities of $26.5 million and $36.1 million for the three months ended March 31, 2017 and 2016, respectively, was generated primarily from operating income from property operations and interest and dividends. Cash provided by operating activities decreased $9.7 million when comparing the three months ended March 31, 2017 to the same period in 2016 as a result of the sale of 24 multi-tenant retail assets since March 31, 2016, the spin-off of Highlands on April 28, 2016, and the sale of University House on June 21, 2016. During the three months ended March 31, 2016, cash provided by operating activities from assets included in the spin-off of Highlands and the sale of University House was $24.9 million. These decreases were offset by the acquisition of 11 multi-tenant retail assets since March 31, 2016.
Investing activities
Cash used in investing activities of $168.6 million for the three months ended March 31, 2017 was primarily the result of cash used in three asset acquisitions of $230.6 million and was offset by cash proceeds from the sale of marketable securities of $57.9 million, cash proceeds from the sale of one multi-tenant retail asset of $28.5 million, and an increase in restricted cash of $9.1 million related to construction hold-backs from the acquisition of Paraiso Parc and Westfork Plaza, which was offset by the release of $9.1 million of escrows related to the final post closing obligation settlement on the sale of University House.
Cash provided by investing activities of $73.8 million for the three months ended March 31, 2016 was primarily the result of cash provided from the sale of five multi-tenant retail assets of $107.6 million, offset by the cash used in development projects of $29.0 million. During the three months ended March 31, 2016, cash used in investing activities from assets included in the spin-off of Highlands and the sale of University House was $15.8 million.
Financing activities
Cash used in financing activities of $11.9 million for the three months ended March 31, 2017 was primarily the result of cash used to pay distributions of $13.0 million and was offset by the return of $1.7 million in cash used to fund our 2016 tender offer as described in our Annual Report.
Cash provided by financing activities of $122.4 million for the three months ended March 31, 2016 was primarily the result of proceeds from debt of $216.0 million, offset by cash used to payoff debt of $58.3 million, to pay distributions of $28.0 million and for principal payments of debt of $7.2 million.
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
Contractual Obligations
We have debt obligations related to our mortgage loans, credit facility, term loan, and interest rate swap obligations as described in "Note 7. Debt" in the Consolidated Financial Statements. In addition, we have two multi-tenant retail assets subject to long term ground leases where a third party owns the underlying land and has leased it to us for our use. Our unconsolidated entities have third party mortgage debt of $311.4 million as of March 31, 2017, of which approximately $23.0 million is recourse to the Company, as described in "Note 5. Investment in Partially Owned Entities" in the Consolidated Financial Statements. It is anticipated that our unconsolidated entities will be able to repay or refinance all of their debt on a timely basis.
The table below presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations and lease agreements as of March 31, 2017. The table excludes recorded debt premiums and discounts that are not obligations.

	Payments due by year ended December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Long term debt:
Total fixed rate debt (a)	$138,690	$59,575	$—	$41,000	$163,020	$223,694	$625,979
Total variable rate debt	—	—	—	—	50,000	100,000	150,000
Interest	17,889	23,111	22,366	21,477	14,991	18,287	118,121
Total long term debt	156,579	82,686	22,366	62,477	228,011	341,981	894,100
Operating lease obligations (b)	999	762	743	643	556	1,339	5,042
Grand total	$157,578	$83,448	$23,109	$63,120	$228,567	$343,320	$899,142

(a)	Includes $150.0 million of variable rate unsecured term loan credit facility debt that has been swapped to a fixed rate as of March 31, 2017.

(b)	Includes long term ground leases on two underlying multi-tenant retail assets and leases on corporate office space.
Off Balance Sheet Arrangements
We do not have material off-balance sheet arrangements, financings, or relationships with unconsolidated entities not previously disclosed.

Selected Financial Data
The following table shows our consolidated selected financial data relating to our consolidated historical financial condition and results of operations. Such selected data should be read in conjunction with "Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes appearing elsewhere in this report (amounts are stated in thousands, except share and per share amounts).

	As of
	March 31, 2017	December 31, 2016
Balance Sheet Data:
Total assets	$2,791,639	$2,786,754
Debt, net	$772,532	$730,605

	For the three months ended March 31,
	2017	2016
Operating Data:
Total income	$64,092	$63,308
Total interest and dividend income	$2,170	$2,703
Net income	$2,096	$25,408
Net income per common share, basic and diluted	$0.00	$0.03
Common Stock Distributions:
Distributions declared to common stockholders	$13,436	$28,023
Distributions paid to common stockholders	$13,041	$28,013
Distributions declared per weighted average common share	$0.02	$0.03
Distributions paid per weighted average common share	$0.02	$0.03
Supplemental Non-GAAP Measures:
Funds from operations (a)	$43,785	$50,911
Modified net operating income (b)	$44,963	$43,380
Cash Flow Data:
Cash provided by operating activities	$26,491	$36,141
Cash (used in) provided by investing activities	$(168,552)	$73,807
Cash (used in) provided by financing activities	$(11,946)	$122,419
Other Information:
Weighted average number of common shares outstanding, basic and diluted	773,316,262	862,205,672

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

In calculating FFO, impairment charges of depreciable real estate assets are added back even though the impairment charge may represent a permanent decline in value due to decreased operating performance of the applicable property. Further, because gains and losses from sales of property are excluded from FFO, it is consistent and appropriate that impairments, which are often early recognition of losses on prospective sales of property, also be excluded. If evidence exists that a loss reflected in the investment of an unconsolidated entity is due to the write-down of depreciable real estate assets, our share of these impairment charges is added back to FFO. The methodology is consistent with the concept of excluding impairment charges of depreciable assets or early recognition of losses on sale of depreciable real estate assets held by the Company.
The Company believes that FFO is a useful measure of properties' operating performance because FFO excludes non-cash items which are deducted in determining GAAP net income. FFO is neither intended to be an alternative to "net income" nor to "cash flows from operating activities" as determined by GAAP. Other REITs may use alternative methodologies for calculating similarly titled measures, which may not be comparable to the Company's calculation of FFO Applicable to Common Shares. FFO is calculated as follows:

		For the three months ended March 31,
		2017	2016
Funds from Operations:
	Net income	$2,096	$25,408
Add:	Depreciation and amortization related to investment properties	22,864	38,542
	Our share of depreciation and amortization related to investment in unconsolidated entities	3,406	4,031
	Provision for asset impairment, continuing operations	16,440	8,390

Less:	Gains from property sales and transfer of assets	1,021	24,026
	Gains from sales of investment in unconsolidated entities, discontinued operations	—	1,434
	FFO Applicable to Common Shares	$43,785	$50,911
The table below reflects additional information related to certain items that significantly impact the comparability of our FFO and net income (loss) or significant non-cash items from the periods presented. We have included this table because these items are not included in our definition of FFO, but we believe these items provide useful supplemental information that may facilitate comparisons of our ongoing operating performance between periods, as well as between REITs that include similar disclosure. We believe these items help our investors better assess the sustainability of our operating performance without the distortions created by non-cash revenues or expenses, or the impacts of certain transactions that are not related to the ongoing profitability of our portfolio of properties, and that including this table is beneficial to our investors' complete understanding of our operating performance.

	For the three months ended March 31,
	2017	2016
Amortization of above and below market leases	$(1,641)	$(553)
Amortization of mark to market debt discounts	34	1,258
Loss on extinguishment of debt, continuing operations	—	948
Straight-line rental income adjustment	(342)	768
Acquisition costs	3	221
Stock-based compensation expense	1,008	437

(b)
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

The following table reflects a reconciliation of modified net operating income to the net income attributable to the Company on the consolidated statements of operations and other comprehensive (loss) income:

	For the three months ended March 31,
	2017	2016
Net income	$2,096	$25,408

Reconciliation of modified NOI to Net income
Modified NOI	44,963	43,380
Adjustments to modified NOI (i)	1,858	1,353
Net operating income	46,821	44,733
Other fee income	1,092	1,004
Non-allocated expenses (ii)	(35,785)	(34,130)
Other income and expenses (iii)	5,983	11,526
Equity in earnings of unconsolidated entities	572	1,295
Provision for asset impairment	(16,440)	(8,390)
Net income from continuing operations	2,243	16,038
Net (loss) income from discontinued operations	(147)	9,370
Net income	$2,096	$25,408

(i)
Includes adjustments for items that affect the comparability of, and were excluded from results. Such adjustments include lease termination fee income and GAAP rent adjustments (such as straight-line rent and above/below market lease amortization).

(ii)	Non-allocated expenses consist of general and administrative expenses and depreciation and amortization.

(iii)
Other income and expenses consist of interest and dividend income, gain on sale of investment properties, loss on extinguishment of debt, other (expenses) income, interest expense, marketable securities realized gain and income tax expense.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. We are also subject to market risk associated with our marketable securities investments.
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of March 31, 2017, our debt included an outstanding variable rate term loan of $150.0 million, which has been swapped to a fixed rate as of March 31, 2017. If market rates of interest on all of the floating rate debt as of March 31, 2017 permanently increased by 1%, the annual increase in interest expense on the floating rate debt would decrease future earnings and cash flows by $1.5 million. If market rates of interest on all of the floating rate debt as of March 31, 2017 permanently decreased by 1%, the annual decrease in interest expense on the floating rate debt would increase future earnings and cash flows by $1.5 million.
With regard to our variable rate financing, we assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We maintain risk management control systems to monitor interest rate cash flow risk attributable to both of our outstanding or forecasted debt obligations as well as our potential offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on our future cash flows. We continue to assess retaining cash flows that may assist us in maintaining a flexible low debt balance sheet and diminishing the impact of upcoming debt maturities.
We monitor interest rate risk using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt. Also, existing fixed and variable rate loans that are scheduled to mature in the next year or two are evaluated for possible early refinancing and/or extension due to consideration given to current interest rates. Refer to our Borrowings table in Item 2 of this Quarterly Report for mortgage debt principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.
We may use financial instruments to hedge exposures to changes in interest rates on loans. To the extent we do, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not pose credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with what we believe are high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates.
As of March 31, 2017, we had $150.0 million of variable rate debt on the 5-year tranche of our unsecured term loan credit facility with interest based on LIBOR that has been swapped to fixed rate debt through two interest rate swaps. The following table summarizes those interest rate swap contracts:

						Fair Value as of
Variable Rate Debt Swapped to Fixed Rate	Effective Date	Termination Date	Bank Pays Variable Rate of	InvenTrust Pays Fixed Rate of	Notional Amount as of Mar. 31, 2017	March 31, 2017	December 31, 2016
5 year - fixed portion	12/10/2015	12/1/2019	1-Month LIBOR + 1.3%	1.3510%	$90,000	$588	$294
5 year - fixed portion	12/10/2015	12/1/2019	1-Month LIBOR + 1.3%	1.3525%	60,000	395	193
Total 5 year, fixed portion					$150,000	$983	$487
We have, and may in the future enter into, derivative positions that do not qualify for hedge accounting treatment. The gains or losses resulting from marking-to-market these derivatives at the end of each reporting period are recognized as an increase or decrease in interest expense on our consolidated statements of operations and comprehensive (loss) income.
Equity Price Risk
We are exposed to equity price risk as a result of our investments in marketable equity securities.

We incurred no impairments on our investment in marketable securities for the three months ended March 31, 2017 and 2016. We believe that our investments will continue to generate dividend income and we could continue to recognize gains on sale. However, due to general economic and credit market uncertainties it is difficult to project how the REIT market and our portfolio will perform in 2017 and beyond.
Although it is difficult to project what factors may affect the prices of marketable securities and how much the effect might be, the table below illustrates the impact of what a 10% increase and decrease in the price of the equities portfolio held by us would have as of March 31, 2017.

	Cost	Fair Value	Fair Value after Hypothetical 10% Decrease in Market Value	Fair Value after Hypothetical 10% Increase in Market Value
Equity securities	$86,827	$110,057	$99,051	$121,063
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, including our principal executive officer and our principal financial officer evaluated, as of March 31, 2017, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2017, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Part II - Other Information
Item 1. Legal Proceedings
See "Note 12. Commitments and Contingencies" to our consolidated financial statements for information regarding our legal proceedings.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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

InvenTrust Properties Corp.

Date:	May 12, 2017
By:	/s/ Thomas P. McGuinness

Name:	Thomas P. McGuinness
Title:	President and Chief Executive Officer (Principal Executive Officer)

Date:	May 12, 2017
By:	/s/ Michael E. Podboy

Name:	Michael E. Podboy
Title:	Executive Vice President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer)

EXHIBIT NO.	DESCRIPTION

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed with the SEC on May 12, 2017, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

*    Filed as part of this Quarterly Report on Form 10-Q.