Form 10-Q
period 2017-06-30
InvenTrust Properties Corp.
filed 2017-08-10
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 000-51609
INVENTRUST PROPERTIES CORP.
(Exact name of registrant as specified in its charter)

Maryland	34-2019608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3025 Highland Parkway, Suite 350, Downers Grove, Illinois	60515
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒
As of August 1, 2017 there were 773,515,187 shares of the registrant’s common stock outstanding.

InvenTrust Properties Corp.

Quarterly Report on Form 10-Q
For the quarterly period ended June 30, 2017

- i-

INVENTRUST PROPERTIES CORP.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	As of
	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Investment properties
Land	$613,505	$572,260
Building and other improvements	1,735,247	1,650,560
Construction in progress	8,627	1,316
Total	2,357,379	2,224,136
Less accumulated depreciation	(351,978)	(353,989)
Net investment properties	2,005,401	1,870,147
Cash and cash equivalents	366,237	397,250
Restricted cash	60,475	18,325
Investment in marketable securities	31,542	183,883
Investment in unconsolidated entities	182,213	178,728
Intangible assets, net	86,006	72,258
Accounts and rents receivable (net of allowance of $1,283 and $1,032)	25,936	30,480
Deferred costs and other assets	40,034	35,308
Assets of discontinued operations	—	375
Total assets	$2,797,844	$2,786,754

Liabilities
Debt, net	$770,072	$730,605
Accounts payable and accrued expenses	31,724	38,251
Distributions payable	13,440	13,041
Intangible liabilities, net	47,034	43,939
Other liabilities	21,505	11,265
Liabilities of discontinued operations	—	125
Total liabilities	883,775	837,226
Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 773,510,082 shares issued and outstanding at June 30, 2017 and 773,304,997 shares issued and outstanding at December 31, 2016, respectively	773	773
Additional paid in capital	5,680,258	5,676,639
Distributions in excess of accumulated net income	(3,777,803)	(3,786,943)
Accumulated comprehensive income	10,841	59,059
Total stockholders' equity	1,914,069	1,949,528
Total liabilities and stockholders' equity	$2,797,844	$2,786,754
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

(Amounts in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Income
Rental income	$47,443	$48,686	$96,089	$96,458
Tenant recovery income	14,188	12,920	28,076	25,950
Other property income	626	374	1,091	1,875
Other fee income	1,102	988	2,194	2,082
Total income	63,359	62,968	127,450	126,365

Expenses
General and administrative expenses	11,921	14,876	24,260	28,257
Property operating expenses	7,920	7,300	15,767	15,327
Real estate taxes	9,364	9,317	17,695	18,861
Depreciation and amortization	23,333	22,542	46,778	43,291
Provision for asset impairment	—	29,931	16,440	38,321
Total expenses	52,538	83,966	120,940	144,057
Operating income (loss)	10,821	(20,998)	6,510	(17,692)
Interest and dividend income	745	2,707	2,915	5,409
Gain on sale of investment properties	13,360	52,385	14,381	76,411
Gain (loss) on extinguishment of debt	882	(4,723)	882	(5,672)
Other (expense) income	(79)	364	(3,282)	448
Interest expense	(8,617)	(13,873)	(16,871)	(28,600)
Equity in earnings of unconsolidated entities	675	2,596	1,247	3,890
Marketable securities realized gain	16,339	73	30,869	628
Income from continuing operations before income taxes	34,126	18,531	36,651	34,822
Income tax (expense) benefit	(231)	63	(513)	(193)
Net income from continuing operations	33,895	18,594	36,138	34,629
Net income (loss) from discontinued operations	25	145,106	(122)	154,478
Net income	$33,920	$163,700	$36,016	$189,107

Weighted average number of common shares outstanding, basic and diluted	773,381,165	862,205,672	773,348,893	862,205,672

Net income per common share, from continuing operations, basic and diluted	$0.04	$0.02	$0.05	$0.04
Net income per common share, from discontinued operations, basic and diluted	$—	$0.17	$—	$0.18
Net income per common share, basic and diluted	$0.04	$0.19	$0.05	$0.22

Distributions declared per common share outstanding	$0.02	$0.03	$0.03	$0.06
Distributions paid per common share outstanding	$0.02	$0.01	$0.03	$0.06

Comprehensive income (loss)
Net income	$33,920	$163,700	$36,016	$189,107
Unrealized gain (loss) on investment securities	2,907	11,274	(17,664)	16,486
Unrealized (loss) gain on derivatives	(182)	1,705	315	(2,616)
Reclassification for amounts recognized in net income	(16,339)	427	(30,869)	425
Comprehensive income (loss)	$20,306	$177,106	$(12,202)	$203,402
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Changes in Equity
(unaudited)

(Amounts in thousands, except share amounts)

For the six months ended June 30, 2017

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in excess of accumulated net income	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2017	773,304,997	$773	$5,676,639	$(3,786,943)	$59,059	$1,949,528
Net income	—	—	—	36,016	—	36,016
Unrealized loss on investment securities	—	—	—	—	(17,664)	(17,664)
Unrealized gain on derivatives	—	—	—	—	315	315
Reclassification for amounts recognized in net income	—	—	—	—	(30,869)	(30,869)
Distributions declared	—	—	—	(26,876)	—	(26,876)
Stock-based compensation	205,085	—	1,690	—	—	1,690
Refund of excess funds associated with 2016 tender offer	—	—	1,929	—	—	1,929
Balance at June 30, 2017	773,510,082	$773	$5,680,258	$(3,777,803)	$10,841	$1,914,069
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Changes in Equity
(unaudited)

(Amounts in thousands, except share amounts)

For the six months ended June 30, 2016

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in excess of accumulated net income	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2016	862,205,672	$862	$6,066,583	$(3,956,032)	$37,290	$2,148,703
Net income	—	—	—	189,107	—	189,107
Unrealized gain on investment securities	—	—	—	—	16,486	16,486
Unrealized loss on derivatives	—	—	—	—	(2,616)	(2,616)
Reclassification for amounts recognized in net income	—	—	—	—	425	425
Distributions declared	—	—	—	(56,042)	—	(56,042)
Stock-based compensation	—	—	804	—	—	804
Spin-off of Highlands REIT, Inc.	—	—	(151,105)	—	—	(151,105)
Balance at June 30, 2016	862,205,672	$862	$5,916,282	$(3,822,967)	$51,585	$2,145,762
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Cash Flows
(unaudited)

(Amounts in thousands)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$36,016	$189,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,838	72,751
Amortization of above and below market leases, net	(2,964)	(1,561)
Amortization of debt premiums, discounts and financing costs	668	3,583
Straight-line rental income	(1,125)	809
Provision for asset impairment	16,440	114,904
Gain on sale of investment properties, net	(14,381)	(301,697)
(Gain) loss on extinguishment of debt	(882)	7,880
Equity in earnings of unconsolidated entities	(1,247)	(3,872)
Distributions from unconsolidated entities	351	2,788
Gain on sale of investment in unconsolidated entities	—	(1,434)
Marketable securities realized gain	(30,869)	(628)
Non-cash stock-based compensation, net	2,411	1,321
Prepayment penalties and defeasance costs	—	(7,753)
Changes in assets and liabilities:
Accounts and rents receivable	190	7,424
Deferred costs and other assets	1,140	3,192
Accounts payable and accrued expenses	(4,642)	947
Other assets (liabilities)	12,315	(2,268)
Net cash provided by operating activities	$60,259	$85,493
Cash flows from investing activities
Purchase of investment properties	(230,623)	(295,787)
Acquired in-place and market lease intangibles, net	(17,651)	(14,277)
Capital expenditures and tenant improvements	(13,025)	(3,843)
Investment in development projects	—	(50,423)
Proceeds from sale of investment properties, net	56,924	1,389,845
Proceeds from sale of marketable securities	136,696	1,591
Proceeds from the sale of and return of capital from unconsolidated entities	—	5,480
Contributions to unconsolidated entities	(3,189)	(3,600)
Distributions from unconsolidated entities	600	3,537
Payment of leasing fees	(1,759)	(1,590)
Restricted cash and other assets	12,232	(2,990)
Other assets	(6,013)	(11,333)
Net cash (used in) provided by investing activities	$(65,808)	$1,016,610

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Cash Flows
(unaudited)

(Amounts in thousands)

	Six months ended June 30,
	2017	2016
Cash flows from financing activities
Distributions paid	$(26,477)	$(56,035)
Refund of excess funds associated with 2016 tender offer	1,929	—
Proceeds from debt	—	299,646
Payoffs of debt	—	(704,651)
Principal payments of mortgage debt	(623)	(10,205)
Payment of loan fees and deposits	(293)	(31)
Cash contributed to Highlands REIT, Inc.	—	(21,195)
Net cash used in financing activities	$(25,464)	$(492,471)
Net (decrease) increase in cash and cash equivalents	(31,013)	609,632
Cash and cash equivalents, at beginning of period	397,250	203,285
Cash and cash equivalents, at end of period	$366,237	$812,917

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest of $0 and $1,147	$16,257	$39,686
Cash paid for income taxes	$883	$1,861

Supplemental schedule of non-cash investing and financing activities
Assumption of mortgage debt upon acquisition of investment property	$41,717	$16,000
Property surrendered in extinguishment of debt	2,440	—
Assumption of lender held escrows	586	—
Net equity distributed to Highlands REIT, Inc. (net of cash contributed)	—	129,910
Mortgage assumed by buyer upon disposal of property	—	131,189
Net assets transferred at sale of real estate investments	—	2,007

See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

June 30, 2017
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
Segment Reporting
Following the Highlands REIT, Inc. ("Highlands") spin-off and sale of the student housing platform, University House Communities Group, Inc. ("University House"), in 2016, as disclosed in the Company's Annual Report, the Company no longer has a non-core or student housing segment, respectively, as previously reported. These previously reported segments have been classified as discontinued operations as they represented a strategic shift that has had a major effect on the Company's operations and financial results. The assets and liabilities related to discontinued operations are separately classified on the consolidated balance sheets as of December 31, 2016, and the operations have been classified as net income (loss) from discontinued operations on the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016.
With the completion of the University House sale on June 21, 2016 the Company is now focused on investing in a multi-tenant retail platform as described above. In addition, the Company's assets now have similar characteristics, such as tenant type and economic performance, and are all multi-tenant retail assets, with the exception of one non-core office asset, and the Company does not distinguish its principal business or group its operations on a geographical basis for measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with GAAP as of June 30, 2017.
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
As of June 30, 2017, the Company's portfolio included 70 wholly owned multi-tenant retail assets with 12,204,807 square feet, of which approximately 93.3% was occupied, one non-core office asset with 322,326 square feet, of which approximately 51.0% was occupied, and one significant investment in a joint venture, which the Company owns an interest in and manages 15 multi-tenant retail assets with 2,977,302 square feet.
As of December 31, 2016, the Company had 72 wholly owned assets, which included 71 multi-tenant retail assets and one non-core office asset. As of June 30, 2016, the Company owned a combined total of 78 assets, which included retail assets, a student housing asset, and a non-core asset. As of December 31, 2016 and June 30, 2016, the Company held an interest in 15 multi-tenant retail assets through an unconsolidated joint venture.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

June 30, 2017
(unaudited)

2. Basis of Presentation and Recently Issued Accounting Pronouncements
The accompanying consolidated financial statements reflect the consolidated financial position of the Company as of June 30, 2017 and December 31, 2016 and the consolidated results of its operations and cash flows for the three and six months ended June 30, 2017 and 2016. These consolidated financial statements have been prepared in accordance with GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, judgments and assumptions are required in a number of areas, including, but not limited to, evaluating the impairment of long-lived assets, allocating the purchase price of acquired assets, determining the fair value of debt and evaluating the collectability of accounts receivable. The Company bases these estimates, judgments and assumptions on historical experience and various other factors that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates.
Reclassifications
Certain reclassifications have been made to the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2016 to conform to the 2017 presentation. These are as follows:

•
the reclassification of fees earned from providing property management, asset management, leasing commissions and other services to our unconsolidated joint venture partnerships from other income to other fee income for the three and six months ended June 30, 2016 of $988 and $2,082, respectively; and

•
the reclassification of depreciation and amortization incurred on corporate level assets from general and administrative expenses to depreciation and amortization of $241 and $474 for the three and six months ended June 30, 2016, respectively, of which $28 and $60 was included as part of net income (loss) from discontinued operations for the three and six months ended June 30, 2016, respectively.

In addition, certain reclassifications have been made to the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2016 to reflect the results of Highlands (spun off on April 28, 2016) and University House (sold on June 21, 2016) as discontinued operations.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective, although it will not affect the accounting for revenue deemed to be related to lease components of contracts. In April 2015, the FASB approved an amendment to the ASU, deferring the effective date one year to annual reporting periods beginning after December 15, 2017 for public entities. The standard permits the use of either the retrospective or cumulative effect transition method. Early adoption is prohibited. Most significantly for the real estate industry, revenue deemed to be related to non-lease components of contracts is

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

June 30, 2017
(unaudited)

within the scope of the new standard. A majority of the Company’s tenant-related revenue is related to lease components, and will be governed by the recently issued leasing guidance discussed below. As a result, while the total revenue recognized over time would not differ under the new guidance, the recognition pattern and presentation of revenue related to non-lease components would be different. The Company anticipates expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this guidance. However, the Company may elect certain practical expedients of the recently issued leasing guidance. As a result, the Company may generally not need to revisit historical accounting for leases executed prior to the leasing guidance effective date, which will be effective for annual reporting periods beginning after December 15, 2018. The Company is continuing to evaluate this guidance and it does not expect its adoption will have a significant impact on the consolidated financial statements. The Company is also evaluating whether it will adopt this guidance on a retrospective basis or a modified retrospective basis.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases, amending the existing accounting standards for lease accounting for both parties to a lease contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset ("ROU") and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU No. 2016-02 will be effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted as of the standard's issuance date. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain practical expedients available. On June 21, 2017 the FASB met to discuss an implementation question related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. The FASB clarified that companies will not need to revisit the allocation of contract consideration to lease and non-lease components within the scope of ASU No. 2016-02 when an entity adopts ASU No. 2014-09. This clarification is limited to situations where companies decide not to early adopt ASU No. 2016-02 coincident with ASU No. 2014-09. Based on this clarification, if the Company elects the package of practical expedients, it will not need to revisit historical accounting for leases. Therefore, ASU No. 2016-02 would only apply to new leases executed after the effective date of January 1, 2019. The Company will continue to evaluate the impact this guidance will have on its financial position and results of operations prior to it becoming effective. As a lessee, the Company does not expect this standard will have a material effect on the consolidated financial statements. While the Company continues to assess the effect of adoption as a lessee, it currently believes the most significant change relates to the recognition of a new ROU asset and lease liability on the consolidated balance sheets for its corporate office leases, as well as the ground lease agreement the Company is the lessee for land underneath a building at a multi-tenant retail asset (see Note 12). Currently, the Company accounts for both the office and the ground lease arrangement as operating leases and they are not material to the Company’s consolidated financial statements.
As a lessor, the Company believes substantially all of the Company's leases will continue to be classified as operating leases under the new standard. Common area maintenance ("CAM"), utility recovery services, and non-routine major maintenance provided for in real estate contracts will be accounted for as non-lease components within the scope of the new revenue standard. As a result, we will be required to recognize revenues associated with real estate leases separately from revenues associated with CAM, utility recovery services, or non-routine major maintenance. The Company also has certain lease arrangements with its tenants for space at its retail assets in which the contractual amounts due under the lease from the lessee are not allocated between the rental and expense reimbursement components ("Gross Leases"). The aggregate revenue earned under Gross Leases is presented as rental income in the consolidated statements of operations. Under the new standard, the

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

June 30, 2017
(unaudited)

Company anticipates it will be required to allocate the embedded revenue associated with these reimbursements under its Gross Leases, which represent an immaterial portion of the Company’s lease portfolio, and separately present such amounts in its consolidated statements of operations. The Company is continuing to evaluate whether the variable payment provisions in the new lease standard, or the allocation and recognition provisions of the new revenue standard, will affect the timing of recognition for the Company’s lease and non-lease revenue. Lastly, due to the new standard’s narrowed definition of initial direct costs, the Company expects to expense as incurred certain lease origination costs currently capitalized and amortized to expense over the lease term. However, the Company does not believe this change will have a material impact on its consolidated financial statements. The Company has not selected an adoption date and will continue to evaluate the impact of this guidance until it is adopted.
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

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

June 30, 2017
(unaudited)

3. Acquired Properties
The Company records identifiable assets, liabilities and noncontrolling interests acquired at fair value. During the six months ended June 30, 2017, the Company acquired three wholly owned multi-tenant retail assets for a gross acquisition price of $289,900 and assumed mortgage debt of $41,717 on one acquisition reported as part of non-cash financing activities. Under the newly adopted ASU No. 2017-01, the Company determined these transactions should be accounted for as acquisitions of assets. Accordingly, the Company capitalized transaction costs of approximately $1,168 during the six months ended June 30, 2017.
The following table reflects the multi-tenant retail assets acquired during the six months ended June 30, 2017.

Asset	Location	Acquisition Date	Gross Acquisition Price	Square Feet
Campus Marketplace	San Marcos, CA	1/6/2017	$73,350	144,000
Paraiso Parc and Westfork Plaza	Pembroke Pines, FL	2/1/2017	163,000	369,000
The Shops at Town Center	Germantown, MD	2/21/2017	53,550	125,000
			$289,900	638,000
The following table summarizes the estimated fair value of the multi-tenant retail assets acquired and liabilities assumed for the six months ended June 30, 2017, as listed above.

2017 Acquisitions
Land	$75,194
Building and other improvements	181,389
Total investment properties	256,583
Intangible assets (a)	25,193
Intangible liabilities (b)	(8,516)
Net other assets and liabilities	16,640
Total fair value of assets acquired and liabilities assumed	$289,900

(a)	Intangible assets include in-place leases and above market leases.

(b)	Intangible liabilities include below market leases.
For assets acquired in 2017, the Company recorded income of $5,455 and $8,986, respectively, for the three and six months ended June 30, 2017. In addition, the Company recorded property net income of $3,935 and $6,672, respectively, for the three and six months ended June 30, 2017.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

June 30, 2017
(unaudited)

The following table reflects the multi-tenant retail assets acquired during the six months ended June 30, 2016.

Asset	Location	Acquisition Date	Gross Acquisition Price	Square Feet
Shops at the Galleria	Bee Cave, TX	4/1/2016	$132,000	538,000
Renaissance Center	Durham, NC	4/1/2016	129,200	363,000
Stevenson Ranch	Stevenson, CA	4/15/2016	72,500	187,000
			$333,700	1,088,000
The following table summarizes the estimated fair value of the multi-tenant retail assets acquired and liabilities assumed for the six months ended June 30, 2016, as listed above. In addition, The Company assumed mortgage debt of $16,000 on one acquisition reported as part of non-cash financing activities.

2016 Acquisitions
Land	$108,340
Building and other improvements	211,014
Total investment properties	319,354
Intangible assets (a)	28,944
Intangible liabilities (b)	(14,858)
Net other assets and liabilities	260
Total fair value of assets acquired and liabilities assumed	$333,700

(a)	Intangible assets include in-place leases, above market leases, tenant improvement allowance and leasing commissions.

(b)	Intangible liabilities include below market leases.
The acquired assets are included in the Company's results of operations based on their date of acquisition. The following unaudited pro-forma results of operations reflect these transactions as if each had occurred on January 1, 2016. The pro-forma information is not necessarily indicative of the results that actually would have occurred nor does it indicate future operating results.

	Three months ended June 30, 2016	Six months ended June 30, 2016
Revenues	$62,993	$131,723
Net income from continuing operations	$19,697	$35,282
For assets acquired during the six months ended June 30, 2016, the Company recorded income of $6,589 for the three and six months then ended June 30, 2016. In addition, the Company recorded property net income of $4,897, excluding acquisition costs expensed as general and administrative expense of $627 and $770, respectively, for the three and six months then ended June 30, 2016.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

June 30, 2017
(unaudited)

4. Disposed Properties
Multi-tenant retail assets
The Company sold three multi-tenant retail assets during the six months ended June 30, 2017 for an aggregate gross disposition price of $99,330 and generated net proceeds from the sale of those assets of $56,924. The Company recognized a net gain on sale from these three assets of $13,360 and $14,381, respectively, for the three and six months ended June 30, 2017.
The following multi-tenant retail assets were sold during the six months ended June 30, 2017.

Asset	Location	Disposition Date	Gross Disposition Price	Square Feet
Penn Park	Oklahoma City, OK	1/10/2017	$29,050	242,000
Sparks Crossing	Sparks, NV	5/19/2017	40,280	336,000
Lincoln Village	Chicago, IL	6/23/2017	30,000	164,000
			$99,330	742,000
In addition, the Company surrendered one asset to the lender (in satisfaction of non-recourse debt) on May 17, 2017. The Company is not aware of any material outstanding commitments and contingencies related to this asset. The Company recognized a gain on debt extinguishment of $882 related to this transaction as part of income from continuing operations for the three and six months ended June 30, 2017.
The Company sold eighteen multi-tenant retail assets, one non-core asset, and University House during the six months ended June 30, 2016 for an aggregate gross disposition price of $1,728,600 and generated net proceeds from these sales of $1,389,845. The Company recognized an aggregate net gain on sale of $52,385 and $76,411, respectively, as part of income from continuing operations on the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2016. The Company recognized an aggregate net gain of $225,286 as part of income (loss) from discontinued operations on the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2016. In addition, during the six months ended June 30, 2017, the Company completed the spin-off of Highlands.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

June 30, 2017
(unaudited)

5. Investment in Partially Owned Entities
Unconsolidated Entities
The entities listed below are owned by the Company and other unaffiliated parties in joint ventures. Net income, distributions and capital transactions for these entities are allocated to the Company and its joint venture partners in accordance with the respective partnership agreements.
The Company analyzed the joint venture agreements and determined that the joint ventures were not variable interest entities. The Company also considered the joint venture partners' participating rights under the joint venture agreements and determined that the joint venture partners have the ability to participate in major decisions, which equates to shared decision making. Accordingly, the Company has significant influence but does not control the joint ventures. Therefore, these joint ventures are not consolidated by the Company and the equity method of accounting is used to account for these investments. Under the equity method of accounting, the net equity investment of the Company and the Company's share of net income or loss from the unconsolidated entity are reflected in the consolidated balance sheets and the consolidated statements of operations and comprehensive income (loss).

			Carrying Value of Investment at
Entity	Description	Ownership %	June 30, 2017	December 31, 2016
IAGM Retail Fund I, LLC	Multi-tenant retail shopping centers	55%	$126,451	$126,090
Downtown Railyard Venture, LLC	Land development	(a)	55,508	52,365
Other unconsolidated entities	Various real estate investments	Various	254	273
			$182,213	$178,728

(a)	The Company's ownership percentage in Downtown Railyard Venture, LLC ("DRV") is based upon a waterfall calculation outlined in the operating agreement.
A gain on the sale of a joint venture for the development of a student housing community of $1,434 was recorded for the six months ended June 30, 2016 and is included as part of net income (loss) from discontinued operations on the consolidated statements of operations and comprehensive income (loss).
Combined Financial Information
The following tables present the combined condensed financial information for the Company's unconsolidated entities.

	As of
	June 30, 2017	December 31, 2016
Assets:
Real estate assets, net of accumulated depreciation	$625,782	$628,667
Other assets	71,157	71,288
Total assets	$696,939	$699,955
Liabilities and equity:
Mortgage debt	311,476	311,378
Other liabilities	58,806	65,225
Equity	326,657	323,352
Total liabilities and equity	$696,939	$699,955
Company's share of equity	$195,311	$192,124
Net excess of the net book value of underlying assets over the cost of investments (net of accumulated amortization of $2,527 and $2,229, respectively)	(13,098)	(13,396)
Carrying value of investments in unconsolidated entities	$182,213	$178,728

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

June 30, 2017
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues	$16,944	$19,846	$33,764	$37,134
Expenses:
Interest expense and loan cost amortization	3,276	778	6,527	6,638
Depreciation and amortization	6,422	8,352	12,614	14,667
Operating expenses, ground rent and general and administrative expenses	5,986	7,045	12,270	10,666
Total expenses	15,684	16,175	31,411	31,971
Net income	$1,260	$3,671	$2,353	$5,163

Company's share of net income, net of excess basis depreciation of $130, $130, $260 and $260, respectively	$675	$2,241	$1,247	$3,260
Distributions from unconsolidated entities in excess of the investments' carrying value	—	355	—	630
Equity in earnings of unconsolidated entities	$675	$2,596	$1,247	$3,890
The unconsolidated entities had total third party debt of $311,476 at June 30, 2017 that matures as follows:

Maturities during the year ended December 31,	Amount
2017	$—
2018	203,906
2019	16,247
2020	—
2021	22,973
Thereafter	68,350
$311,476
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

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

June 30, 2017
(unaudited)

6. Investment in Marketable Securities
Investment in marketable securities of $31,542 and $183,883 at June 30, 2017 and December 31, 2016, respectively, consists primarily of preferred and common stock investments in other REITs and certain real estate related bonds which are classified as available-for-sale securities and recorded at fair value. The cost basis net of impairments of available-for-sale securities was $21,503 and $125,311 as of June 30, 2017 and December 31, 2016, respectively. The Company recognized net proceeds from sales of marketable securities of $136,696 during the six months ended June 30, 2017.
Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. The Company has net accumulated comprehensive income related to its marketable securities portfolio of $10,039 and $58,572, which includes gross unrealized losses of $36 and $598 related to its marketable securities as of June 30, 2017 and December 31, 2016, respectively. Securities with gross unrealized losses have a related fair value of $0 and $1,204 as of June 30, 2017 and December 31, 2016, respectively.
The Company’s policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and believes that decline to be other-than-temporary. Factors in the assessment of other-than-temporary impairment include determining whether (1) the Company expects the value of the security to recover, (2) the Company has the ability and intent to hold the security until it recovers, and (3) the length of time and degree to which the security’s price has declined. The Company recorded no impairment on available-for-sale securities for the three and six months ended June 30, 2017 and 2016.
Dividend income is recognized when earned. During the three and six months ended June 30, 2017, dividend income of $389 and $2,232, respectively, was recognized and is included as part of continuing operations in interest and dividend income on the consolidated statements of operations and comprehensive income (loss). During the three and six months ended June 30, 2016, $2,645 and $5,300, respectively, was recognized and is included as part of continuing operations in interest and dividend income on the consolidated statements of operations and comprehensive income (loss).

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

June 30, 2017
(unaudited)

7. Debt
Mortgages payable
As of June 30, 2017 and December 31, 2016, the Company had the following mortgages payable outstanding:

	June 30, 2017	December 31, 2016
Mortgages payable (a)	$473,346	$434,746
Premium, net of accumulated amortization	598	—
Discount, net of accumulated amortization	(214)	(317)
Debt issuance costs, net of accumulated amortization	(1,841)	(1,780)
Total mortgages payable, net	$471,889	$432,649

(a)
Mortgages payable had fixed interest rates (for both conforming loans and loans in default) ranging from 3.49% to 10.45%, with a weighted average interest rate of 5.19% as of June 30, 2017, and 3.49% to 11.24%, with a weighted average interest rate of 4.85%, as of December 31, 2016.

Some of the mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions and distribution limitations. As of June 30, 2017, the Company was in compliance with all mortgage loan requirements except two loans in default with an aggregate carrying value of $42,073, both of which matured in 2017. As of December 31, 2016, the Company was in compliance with all mortgage loan requirements except one loan with a carrying value of $3,151, which matured in 2016, which was surrendered to the lender in 2017, as described in "Note 4. Disposed Properties". These loans are not cross-collateralized with any other mortgage loans and are not recourse to the Company.
The following table shows the scheduled maturities of the Company's mortgages payable as of June 30, 2017, for the remainder of 2017, each of the next four years, and thereafter.

	Maturities during the year ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Mortgages payable	$136,363	$59,575	$—	$41,000	$12,957	$223,451	$473,346
The Company has the ability to repay, refinance or extend the debt maturing in 2017, and the Company believes it has adequate sources of funds to meet short-term cash needs related to these refinancings or extensions. It is anticipated that the Company will use proceeds from sales, cash on hand, capacity on term loan and line of credit to repay, refinance or extend the debt maturing in 2017 and 2018. Of the total outstanding debt for all years, approximately $26,000 is recourse to the Company at June 30, 2017, of which $23,000 is related to assets held by the Company's unconsolidated joint ventures.
During the six months ended June 30, 2017, the Company assumed mortgage debt of $41,717 on one acquisition as part of non-cash financing activities.
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
The term loan credit facility consists of two tranches: a five-year tranche maturing on January 15, 2021, and a seven-year tranche maturing on November 5, 2022. Interest rates are based on the Company's total leverage ratio. Based upon the Company's total leverage ratios, the five- and seven-year tranches bear interest at rates of 1-Month LIBOR plus 1.3% and 1-Month LIBOR plus 1.6%, respectively. As of June 30, 2017, the Company has swapped $150,000 of variable rate debt on the five-year tranche to fixed rate debt through two interest rate swaps.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

June 30, 2017
(unaudited)

On February 3, 2015, the Company entered into an amended and restated credit agreement for a $300,000 unsecured revolving line of credit with KeyBank National Association, JP Morgan Chase Bank National Association and other financial institutions. The accordion feature allows the Company to increase the size of its unsecured line of credit up to $600,000, subject to certain conditions. The unsecured revolving line of credit matures on February 2, 2019 and contains one twelve-month extension option that the Company may exercise upon payment of an extension fee equal to 0.15% of the commitment amount on the maturity date and subject to certain other conditions. The unsecured revolving line of credit bears interest at a rate equal to 1-Month LIBOR plus 1.40% and requires the maintenance of certain financial covenants. The Company had $300,000 available under the revolving line of credit as of June 30, 2017.
The credit facility is subject to maintenance of certain financial covenants. As of June 30, 2017 and December 31, 2016, the Company was in compliance with all of the covenants and default provisions under the credit agreement.
As of June 30, 2017 and December 31, 2016, the Company had the following credit agreements outstanding:

	June 30, 2017		December 31, 2016
	Aggregate Principal Balance	Interest Rate	Aggregate Principal Balance	Interest Rate	Maturity Date
Unsecured term loan credit facility, 5 year - swapped to fixed rate (a)	$90,000	1.3510%	$90,000	1.3510%	1/15/2021
Unsecured term loan credit facility, 5 year - swapped to fixed rate (b)	60,000	1.3525%	60,000	1.3525%	1/15/2021
Unsecured term loan credit facility, 5 year - variable rate (c)	50,000	2.3505%	50,000	1.9167%	1/15/2021
Unsecured term loan credit facility, 7 year - variable rate (d)	100,000	2.6505%	100,000	2.2167%	11/5/2022
Total unsecured term loans	300,000		300,000
Debt issuance costs, net of accumulated amortization	(1,817)		(2,044)
Total, unsecured term loan credit facilities, net	$298,183		$297,956

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

(c)	Interest rate reflects 1-Month LIBOR plus 1.3% as of June 30, 2017 and December 31, 2016.

(d)	Interest rate reflects 1-Month LIBOR plus 1.6% as of June 30, 2017 and December 31, 2016.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

June 30, 2017
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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at June 30, 2017
Assets	Level 1	Level 2	Level 3
Available-for-sale marketable securities	$30,968	$—	$—
Real estate related bonds	—	574	—
Derivative interest rate swaps	—	802	—
Total assets	$30,968	$1,376	$—

	Fair Value Measurements at December 31, 2016
Assets	Level 1	Level 2	Level 3
Available-for-sale marketable securities	$182,569	$—	$—
Real estate related bonds	—	1,314	—
Derivative interest rate swaps	—	487	—
Total assets	$182,569	$1,801	$—
Level 1
At June 30, 2017 and December 31, 2016, the fair value of the available for sale marketable equity securities have been estimated based upon quoted market prices. Unrealized gains or losses on investment are reflected in unrealized gain (loss) on investment securities in comprehensive income on the consolidated statements of operations and comprehensive income (loss).
Level 2
To calculate the fair value of the real estate related bonds and the derivative interest rate instruments, the Company primarily uses quoted prices for similar securities and contracts. For the real estate related bonds, the Company reviews price histories for similar market transactions. For the derivative interest rate instruments, the Company uses inputs based on data that is observed in the forward yield curve which is widely observable in the marketplace.  The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements which utilizes Level 3 inputs, such as estimates of current credit spreads. However, as of June 30,

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

June 30, 2017
(unaudited)

2017 and December 31, 2016, the Company determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of June 30, 2017 and December 31, 2016, the Company had outstanding interest rate swap agreements with an aggregate notional value of $150,000.
Level 3
At June 30, 2017 and December 31, 2016, the Company had no Level 3 recurring fair value measurements.
Nonrecurring Measurements
The following table summarizes activity for the Company’s assets measured at fair value on a nonrecurring basis. The Company recognized certain impairment charges to reflect the investments at their fair values for the three and six months ended June 30, 2017 and 2016. The asset groups that were reflected at fair value through this evaluation are:

	For the three months ended
	June 30, 2017		June 30, 2016
	Level 3	Total Impairment Losses	Level 3	Total Impairment Losses
Investment properties, continuing operations	$—	$—	$42,150	$29,931
Investment properties, discontinued operations	—	—	542,208	76,583
Total		$—		$106,514

	For the six months ended
	June 30, 2017		June 30, 2016
	Level 3	Total Impairment Losses	Level 3	Total Impairment Losses
Investment properties, continuing operations	$36,676	$16,440	$81,300	$38,321
Investment properties, discontinued operations	—	—	542,208	76,583
Total		$16,440		$114,904
Investment properties, continuing operations
During the three and six months ended June 30, 2017, the Company identified certain assets which may have a reduction in the expected holding period and reviewed the probability of these assets' disposition. The Company's estimated fair value relating to the investment assets' impairment analyses was based on broker opinions of value and letters of intent. As a result, during the three months ended March 31, 2017, the Company recorded a provision for asset impairment of $16,440 in continuing operations on three multi-tenant retail assets. There was no impairment recorded for the three months ended June 30, 2017.
During the three and six months ended June 30, 2016, the Company identified certain assets which may have a reduction in the expected holding period and reviewed the probability of these assets' disposition. The Company's estimated fair value relating to the investment assets' impairment analyses was based on purchase contracts and ten-year discounted cash flow models, which includes contractual revenues and unobservable inputs such as forecasted revenues and expenses. These unobservable inputs are based on market conditions and the Company's expected growth rates.
During the six months ended June 30, 2016, capitalization rates ranging from 6.75% to 7.00% and discount rates ranging from 7.00% to 8.00% were utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates. The Company recorded a provision for asset impairment of $29,931 in continuing operations for the three months ended June 30, 2016 on one non-core asset based on a discounted cash flow analysis. In addition, the Company recorded a provision for asset impairment of $8,390 in continuing operations on three multi-tenant retail assets based on purchase contracts for a total provision for asset impairment of $38,321 in continuing operations on the consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2016.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

June 30, 2017
(unaudited)

Investment properties, discontinued operations
In connection with the Highlands spin-off during the six months ended June 30, 2016, as disclosed in the Company's Annual Report, the Company evaluated Highlands as a disposal group for impairment. The Company's estimated fair value relating to the disposal group's impairment analysis was based on 10-year discounted cash flow models, which includes contractual inflows and outflows over a specific holding period. The cash flows consist of observable inputs such as contractual revenues and unobservable inputs forecasted revenues and expenses. These unobservable inputs are based on market conditions and the Company’s expected growth rates.
As of the spin date, capitalization rates ranging from 6.75% to 10.00% and discount rates ranging from 7.75% to 15.25% were utilized in the model and were based upon observable rates that the Company believed to be within a reasonable range of current market rates. Based on this analysis, the Company recorded an impairment of $76,583 for the three and six months ended June 30, 2016.
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the Company's consolidated financial statements as of June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$473,346	$475,714	$434,746	$435,513
Line of credit and term loan	$300,000	$299,760	$300,000	$299,741
The Company estimated the fair value of its mortgages payable and term loan using a weighted average effective market interest rate of 4.90% as of June 30, 2017 compared to 5.07% as of December 31, 2016. The fair value estimate of the line of credit and term loan approximates the carrying value due to limited market volatility in pricing. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company's. As a result, the Company used a weighted average interest rate of 3.18% as of June 30, 2017 compared to 3.15% as of December 31, 2016 to estimate the fair value of its line of credit and term loan. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

June 30, 2017
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
For the three and six months ended June 30, 2017, income tax expense of $5 and benefit of $5, respectively, was included in net income (loss) from discontinued operations on the consolidated statements of operations and comprehensive income (loss). For the three and six months ended June 30, 2016, income tax expense of $159 and $189, respectively, was included in net income (loss) from discontinued operations on the consolidated statements of operations and comprehensive income (loss).
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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income from continuing operations	$33,895	$18,594	$36,138	$34,629
Net income (loss) from discontinued operations	25	145,106	(122)	154,478
Net income	$33,920	$163,700	$36,016	$189,107

Weighted average shares outstanding, basic and diluted	773,381,165	862,205,672	773,348,893	862,205,672

Income from continuing operations allocated to common shareholders per share	$0.04	$0.02	$0.05	$0.04
Income from discontinued operations allocated to common shareholders per share	$—	$0.17	$—	$0.18
Net income per common share, basic and diluted	$0.04	$0.19	$0.05	$0.22

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

June 30, 2017
(unaudited)

11. Stock-Based Compensation
Incentive Award Plan
Effective as of June 19, 2015, the Company's board of directors adopted and approved the InvenTrust Properties Corp. 2015 Incentive Award Plan (as amended, the "Incentive Award Plan"), under which the Company may grant cash and equity incentive awards to eligible employees, directors, and consultants. Under the Incentive Award Plan, the Company is authorized to grant up to 30,000,000 shares of the Company's common stock pursuant to awards under the plan. At June 30, 2017, 24,697,230 shares were available for future issuance under the Incentive Award Plan. A summary of the Company's restricted stock unit activity as of June 30, 2017 is as follows:

	Restricted Stock Units	Share Price at Grant Date
Outstanding at December 31, 2016	1,646,523	(a)
Restricted stock units granted in 2016	35,829	$3.14
Restricted stock units granted in 2017	1,964,442	3.29
Restricted stock units vested, granted in 2015	(21,627)	4.00
Restricted stock units vested, granted in 2016	(182,384)	3.14
Restricted stock units vested, granted in 2017	(11,824)	3.14
Restricted stock units vested, granted in 2017	(83,592)	3.29
Restricted stock units forfeited, granted in 2015	(10,489)	4.00
Restricted stock units forfeited, granted in 2016	(58,710)	3.14
Outstanding at June 30, 2017	3,278,168	(a)

(a)
The weighted average grant date price per share of common stock underlying the unvested restricted stock units based on total outstanding restricted stock units as of June 30, 2017 and December 31, 2016 was $3.29.

At June 30, 2017, there was $8,314 of total unrecognized compensation expense for unvested stock-based compensation arrangements granted under the Incentive Award Plan for 1,420,400, 1,286,522 and 571,246 unvested shares vesting in 2017, 2018 and 2019, respectively. Stock-based compensation expense will be amortized on a straight-line basis over the vesting period. The Company recognized stock-based compensation expense of $1,701 and $2,709 for the three and six months ended June 30, 2017, respectively, and $899 and $1,336 for the three and six months ended June 30, 2016, respectively, related to the Incentive Award Plan. The Company has elected to account for stock-based compensation forfeitures as they occur.
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
As previously disclosed in our Quarterly Report for the quarter ended March 31, 2017, on September 6, 2013, a former tenant at the Legacy Corner Apartments property in Midwest City, Oklahoma filed a complaint in the District Court of Oklahoma County against the Company and other named defendants, Case No. CJ-2013-5011, alleging premises liability and negligent maintenance. At December 31, 2016, based on the facts and circumstances of this case, the Company believed it had a viable defense and was prepared to defend the suit vigorously. Due to the pendency of the Company's defenses and insurance policies, together with the inherent difficulty and uncertainty of predicting the outcome of litigation generally, the Company did not believe a risk of loss associated with compensatory damages was probable. Furthermore, the Company did not believe a risk of loss associated with punitive damages, which would be awarded due to gross negligence, was probable based on the information known, nor did the Company know what an estimated range of uninsured punitive damages could be. Therefore, at December 31, 2016, no loss contingency amounts related to this case had been accrued.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Amounts in thousands, except square feet, share and per share amounts)

June 30, 2017
(unaudited)

The jury trial commenced on April 3, 2017. On April 12, 2017, the jury entered a verdict against the Company’s subsidiary and the other named defendants in favor of the plaintiff of $6,000 in compensatory damages and $6,000 in punitive damages. The compensatory portion of the verdict is fully insured by the Company’s insurance policies. However, the Company's insurance carrier served the Company with a reservation of rights letter stating that insurance coverage may not be provided for punitive damages awarded in this case. As a result, the Company’s potential loss contingency exposure is $6,000. The Company is currently evaluating, in conjunction with the insurance carriers and the respective panel counsels, all alternatives and strategies available in this case, including filing any post-trial motions, appeals or potential participation in a settlement with the plaintiff. During the three and six months ended June 30, 2017, one of the Company's insurance carriers provided a $1,000 payment to the plaintiff.
The Company has been advised by counsel that the Company has several potential mitigating factors available to it, which may result in a reduced or mitigated punitive award. While it is difficult to ascertain with certainty the result of those potential mitigating factors, the Company intends to vigorously pursue all potential causes of action available to it in appealing and mitigating the damages award. Nevertheless, based on GAAP standards, during the three months ended March 31, 2017, the Company accrued for a potential loss contingency of $3,000. As of June 30, 2017, The Company recorded a $8,000 liability as part of other liabilities and a $5,000 insurance receivable as part of deferred costs and other assets on the consolidated balance sheet.
Leasing commitments
As of June 30, 2017, one of the Company’s multi-tenant retail assets is subject to a ground lease. The Company records ground rent expense on a straight-line basis over the term of the leases. The leases require rental payments or rental payment increases based upon the appraised value of the property at specified dates, increases in pricing indexes, or certain financial calculations based on the operations of the respective property. Any incremental changes in the rental payments as a result of these adjustments are not included in the table below because the amount of the change is not determinable. In addition, the Company has non-cancelable operating leases pertaining to office space from which the Company conducts its business.
The Company recognized rent expense associated with ground leases of $0 and $67 for the three and six months ended June 30, 2017, respectively, and $107 and $176 for the three and six months ended June 30, 2016, respectively. The Company recognized rent expense associated with office space leases of $316 and $671 for the three and six months ended June 30, 2017, respectively, and $318 and $693 for the three and six months ended June 30, 2016, respectively.
13. Subsequent Events
Subsequent to June 30, 2017, the Company disposed of two multi-tenant retail assets, consisting of a combined 358,000 square feet, for a gross disposition price of $31,950.

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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties and factors set forth in our filings with the U.S. Securities and Exchange Commission ("SEC"), including our Annual Report for the year ended December 31, 2016, as may be updated in this Quarterly Report and other quarterly and current reports, which are on file with the SEC and available at the SEC’s website (http://www.sec.gov). Such risks and uncertainties, among others, include market, political and economic volatility experienced by the U.S. economy or real estate industry as a whole, and the regional and local political and economic conditions in the markets in which our properties are located; our ability to complete a strategic transaction, enhance stockholder value and provide liquidity to stockholders; our ability to identify, execute and complete disposition opportunities; our ability to identify, execute and complete acquisition opportunities and to integrate and successfully operate any properties acquired in the future and the risks associated with such properties; our ability to manage the risks of expanding, developing or re-developing some of our current or future acquired assets; our transition to an integrated operating platform may not prove successful over the long term; loss of members of our senior management team or key personnel; changes in governmental regulations and generally accepted accounting standards or interpretations thereof; our ability to access capital for renovations and acquisitions on terms and at times that are acceptable to us; changes in the competitive environment in the leasing market and any other market in which we operate; forthcoming expirations of certain of our leases and our ability to re-lease such properties; our ability to collect rent from tenants or to rent space on favorable terms or at all; the impact of leasing and capital expenditures to improve our properties in order to retain and attract tenants; events beyond our control, such as war, terrorist attacks, natural disasters and severe weather incidents, and any uninsured or underinsured loss resulting therefrom; actions or failures by our joint venture partners; the cost of compliance with and liabilities under environmental, health and safety laws; changes in real estate and zoning laws and increases in real property tax rates; the economic success and viability of our anchor retail tenants; our multi-tenant retail properties face considerable competition for the tenancy of our lessees and the business of retail shoppers, including changing consumer preferences and increasing competition from other forms of retailing, such as e-commerce websites and catalogues; our debt financing, including risk of default, loss and other restrictions placed on us; our ability to refinance maturing debt or to obtain new financing on attractive terms; future increases in interest rates; the availability of cash flow from operating activities to fund distributions; our investment in equity and debt securities; our status as a REIT for federal tax purposes; and changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; and the outcome of legal proceedings.
The following discussion and analysis relates to the three and six months ended June 30, 2017 and 2016 and at June 30, 2017 and December 31, 2016. You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this Quarterly Report.

Overview
We have been implementing our strategy of focusing our portfolio as described in more detail below under "Highlights for the six months ended June 30, 2017" and "Recent Activities." As of June 30, 2017, our portfolio included 70 wholly owned multi-tenant retail assets with a gross leasable area ("GLA") of approximately 12.2 million square feet, one non-core office asset with a GLA of approximately 0.3 million square feet and investments in five unconsolidated entities. In addition, we manage 15 multi-tenant retail assets with a GLA of approximately 3.0 million square feet owned through an interest in one of our joint ventures, IAGM Retail Fund I, LLC ("IAGM"), an unconsolidated retail joint venture partnership between the Company as 55% owner and PGGM Private Real Estate Fund ("PGGM").
Our multi-tenant retail platform is defined as our 70 wholly owned multi-tenant retail assets and the 15 multi-tenant retail assets in our IAGM joint venture.
On a consolidated basis, substantially all of our income and related cash flows from operations for the six months ended June 30, 2017 were generated by collecting rental and other payments from our tenants, distributions from unconsolidated entities and dividend income earned from investments in marketable securities. Also, on a consolidated basis, substantially all of our expenses and related cash flows from operations for the six months ended June 30, 2017 relate to the operation of our assets and the interest expense on our mortgages. Our property operating expenses include, but are not limited to real estate taxes, regular repair and maintenance, utilities, and insurance (some of which are recoverable from our tenants).
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

Highlights for the six months ended June 30, 2017
Transactions and Capital Markets Highlights
Acquisitions and Dispositions
For the six months ended June 30, 2017, we completed $389.2 million of real estate transactions, including the following:

•
Acquisition of three multi-tenant retail assets for an aggregate gross acquisition price of approximately $289.9 million (see Note 3. Acquired Properties, in the consolidated financial statements for details); and

•	Disposition of three multi-tenant retail assets for a gross disposition price of approximately $99.3 million (see Note 4. Disposed Properties, in the consolidated financial statements for details).
Joint Venture Activity
During the three and six months ended June 30, 2017, we earned other fee income of $1.1 and $2.2 million, respectively, which are fees derived from property management, asset management, leasing commissions and other fees earned from providing services to IAGM Retail Fund I, LLC ("IAGM"), an unconsolidated retail joint venture partnership between the Company and PGGM Private Real Estate Fund ("PGGM").
Capital Markets
During the six months ended June 30, 2017, we assumed debt of approximately $41.7 million associated with one of our completed acquisitions.
Recent Activities
Subsequent to June 30, 2017, we disposed of two multi-tenant retail assets, consisting of a combined 358,000 square feet, for a gross disposition price of $32.0 million.
Current Strategy and Outlook
As we continue to execute our retail strategy in 2017, our goal is to construct a portfolio with the right centers in the right markets driven by a simple, focused and disciplined capital allocation strategy. The right properties for InvenTrust include open-air grocery anchored and necessity-based power centers. While there has been recent news regarding the impact of e-commerce on retail performance and on the overall strength of bricks and mortar retail, our grocery-anchored community and neighborhood centers bring consumers to our well-located properties, while our larger-format necessity-based power center retailers continue to adapt their business models to embrace omni-channel retail and appeal to the consumer's continuing value focus. Additionally, there has recently been an upsurge in retail tenant bankruptcies and store closures. The impact of this to date on our portfolio has not been material and we believe that our strong locations will allow us to backfill most vacancies that occur though the re-leasing may be slower than previously.
The right markets for InvenTrust include growing Sunbelt markets, such as Dallas, Denver, Houston, Florida, Raleigh, Atlanta, suburban Washington D.C. and southern California. These markets all have above average population and employment growth, which we believe will lead to future rent increases and sustained occupancy at our properties in these regions. We see ongoing retailer demand for well-located grocery-anchored and power center assets in these markets, further supporting our Sunbelt market approach. With limited new development and controlled retailer expansion, we believe retail rental rates in our target markets will be stable.
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
Following our transition to self-management, we continue to make a significant commitment to enhancing our operational leadership team with key senior hires in most operational areas of the Company. In 2017, we continue to make meaningful investments in technology, including enhancements to our data and reporting systems. We are in the final phase of implementing a robust data integrity process that will enhance our management reporting capabilities and operational decision making.
We recently hired senior staff with significant retail development experience. While we have begun a program maximizing redevelopment opportunities within our existing portfolio, these recent hires will also allow us to expand this program to pursue value add acquisition opportunities.
While our portfolio is geographically diverse, approximately 38% of our multi-tenant retail platform's GLA is located in Texas. Texas leads the nation in job creation and our properties are located in the top four Texas markets of Dallas, Austin, San Antonio and Houston. We continue to believe our Texas markets will provide growth opportunities for our platform.
We also continue to opportunistically sell assets in low growth markets or where the assets' values have been maximized. We currently operate in over 20 markets. However, as we continue to execute on our strategy, the number of our markets will decrease. This will serve to hone our strategy and provide capital that can be redeployed into our target retail markets.
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
As we execute on our retail strategy, our board has been and will continue evaluating our distribution rate and, if the board deems appropriate, adjust the rate to take into account our progress in refining and balancing our multi-tenant retail platform. Our board of directors approved an increase to our annual distribution rate effective for the quarterly distribution paid in April 2017.
We believe that the continuing refinement of our portfolio will position us for future success, maximize long-term value for stockholders, and put us in a position to evaluate and execute on strategic transactions aimed at achieving liquidity for our stockholders. While we believe in our ability to execute on our plan, the speed of completion of this refinement and tailoring is unclear and may be shortened or extended by external and macroeconomic factors including, among others, interest rate movements, national and global economic performance, impact of e-commerce on the retail industry and government policy changes.

Results of Operations
General
Consolidated Results of Operations
This section describes and compares our results of operations for the three and six months ended June 30, 2017 and 2016. We generate most of our net income from property operations. In order to evaluate our overall portfolio, management analyzes the operating performance of all assets from period to period and assets we have owned and operated for the same period during each year. Investment properties owned for the entire three and six months ended June 30, 2017 and 2016 are referred to herein as "same-property". All dollar amounts shown in tables are stated in thousands unless otherwise noted (except per share amounts).

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income from continuing operations	$33,895	$18,594	$36,138	$34,629
Net income (loss) from discontinued operations	25	145,106	(122)	154,478
Net income	33,920	163,700	36,016	189,107
Net income per common share, from continuing operations, basic and diluted	$0.04	$0.02	$0.05	$0.04
Net income per common share, from discontinued operations, basic and diluted	$—	$0.17	$—	$0.18
Our net income from continuing operations of $33.9 million during the three months ended June 30, 2017 was primarily a result of $61.6 million of operating income generated by our 70 wholly-owned multi-tenant retail assets owned as of June 30, 2017, gains from the sale of two multi-tenant retail assets of $13.4 million, and realized gains from the sale of our marketable securities of $16.3 million. This income was offset by depreciation and amortization expense of $23.3 million, property operating expenses and real estate taxes of $17.3 million, general and administrative expenses of $11.9 million, and interest expense of $8.6 million.
Our net income from continuing operations of $36.1 million during the six months ended June 30, 2017 was primarily a result of $124.2 million of operating income generated by our 70 wholly-owned multi-tenant retail assets owned as of June 30, 2017, gains from the sale of three multi-tenant retail assets of $14.4 million, and realized gains from the sale of our marketable securities of $30.9 million. This income was offset by depreciation and amortization of $46.8 million and a provision for asset impairment of $16.4 million recognized on three multi-tenant retail assets, property operating expenses and real estate taxes of $33.5 million, general and administrative expenses of $24.3 million, and interest expense of $16.9 million.
Our net income from continuing operations of $18.6 million during the three months ended June 30, 2016 was primarily a result of $61.6 million of operating income generated by our 62 wholly-owned multi-tenant retail assets owned as of June 30, 2016 and a gain on the sale of 13 multi-tenant retail assets of $52.4 million. This income was offset by a provision for asset impairment of $29.9 million recorded on one non-core office asset during the three months ended June 30, 2016.
Our net income from continuing operations of $34.6 million during the six months ended June 30, 2016 was primarily a result of $122.4 million of operating income generated by our 62 wholly-owned multi-tenant retail assets owned as of June 30, 2016 and a gain on the sale of 18 multi-tenant retail assets of $76.4 million. This income was offset by a provision for asset impairment of $38.3 million recorded on two multi-tenant retail assets and one non-core office asset during the six months ended June 30, 2016.
In addition, we recorded net income from discontinued operations of $145.1 and $154.5 million for the three and six months ended June 30, 2016, respectively, related to assets included in the sale of University House and the spin-off of Highlands in 2016. This income was primarily the result of a gain of $225.3 million recognized on the sale of University House and was offset by a provision for asset impairment of $76.6 million recorded related to the Highlands spin-off.
A detailed discussion of our financial performance follows.

Operating Income and Expenses:

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
Operating income:
Rental income	$47,443	$48,686	$(1,243)	$96,089	$96,458	$(369)
Tenant recovery income	14,188	12,920	1,268	28,076	25,950	2,126
Other property income	626	374	252	1,091	1,875	(784)
Other fee income	1,102	988	114	2,194	2,082	112
Operating expenses:
Property operating expenses	$7,920	$7,300	$620	$15,767	$15,327	$440
Real estate taxes	9,364	9,317	47	17,695	18,861	(1,166)
Depreciation and amortization	23,333	22,542	791	46,778	43,291	3,487
Provision for asset impairment	—	29,931	(29,931)	16,440	38,321	(21,881)
General and administrative expenses	11,921	14,876	(2,955)	24,260	28,257	(3,997)
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
Operating income

•
Total operating income increased $0.4 million when comparing the three months ended June 30, 2017 to the same period in 2016 as a result of an increase in tenant recovery income of $1.3 million from eight assets acquired since June 30, 2016 and was offset by a decrease in rental income of approximately $1.2 million from the disposal of 14 assets that did not qualify as discontinued operations since June 30, 2016. The eight assets acquired since June 30, 2016 are recognizing higher tenant recovery income compared to the 14 assets disposed of since June 30, 2016.

•
Total operating income increased $1.1 million when comparing the six months ended June 30, 2017 to the same period in 2016 primarily as a result of an increase in rental and tenant recovery income of $2.1 million from eight assets acquired since June 30, 2016 and was offset by a decrease in other property income of approximately $0.8 million, which was primarily a result of termination fee income of $0.8 million received during the six months ended June 30, 2016.

Property operating expenses

•
Property operating expenses and depreciation and amortization increased $1.4 million when comparing the three months ended June 30, 2017 to the same period in 2016 primarily as a result of an increase in property operating expenses of $1.4 million and an increase in depreciation and amortization of $3.9 million from eight assets acquired since June 30, 2016. These increases were offset by a decrease in property operating expenses of $1.3 million and a decrease in depreciation and amortization expense of $2.3 million from the disposal of 14 assets that did not qualify as discontinued operations since June 30, 2016.

•
Property operating expenses and depreciation and amortization increased $3.9 million when comparing the six months ended June 30, 2017 to the same period in 2016 as a result of an increase in property operating expenses of $2.4 million and an increase in depreciation and amortization of $8.1 million from eight assets acquired since June 30, 2016 and was offset by a decrease in property operating expenses of $3.3 million and a decrease in depreciation and amortization expense of $6.3 million from the disposal of 14 assets that did not qualify as discontinued operations since June 30, 2016.

Real estate taxes

•
Real estate tax expense decreased $1.2 million when comparing the six months ended June 30, 2017 to the same period in 2016 primarily as a result of 14 assets disposed of since June 30, 2016 and eight assets acquired since June 30, 2016.

Other fee income
Other fee income consists of income earned from property management, asset management, leasing commissions and other fees earned from providing services to our joint venture partnerships as shown in the following table.

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
Property management fee	$715	$685	$30	$1,455	$1,407	$48
Asset management fee	303	303	—	607	607	—
Leasing commissions and other fees	84	—	84	132	67	65
Other fee income	$1,102	$988	$114	$2,194	$2,081	$113
Other fee income for the three and six months ended June 30, 2017 increased $0.1 and $0.1 million, respectively, compared to the same periods in 2016.
Provision for asset impairment

•
During the three months ended March 31, 2017, we identified certain assets which did have a reduction in the expected holding period and reviewed the probability of these assets' disposition. Our estimated fair value relating to the investment assets' impairment analysis was based on broker opinions of value and letters of intent. As a result, we recorded a provision for asset impairment of $16.4 million on three multi-tenant retail assets for the three months ended March 31, 2017.

•
During the three and six months ended June 30, 2016, we identified certain assets which may have a reduction in the expected holding period and reviewed the probability of these assets' disposition. Our estimated fair value relating to the investment assets' impairment analysis was based on purchase contracts and ten-year discounted cash flow models. As a result, we recorded a provision for asset impairment of $29.9 million in continuing operations for the three months ended June 30, 2016 on one non-core asset based on a discounted cash flow analysis. In addition, the Company recorded a provision for asset impairment of $8.4 million on three multi-tenant retail assets based on purchase contracts for a total provision for asset impairment of $38.3 million for the six months ended June 30, 2016.

General and administrative expenses

•
General and administrative expenses for the three and six months ended June 30, 2017 decreased $3.0 and $4.0 million, respectively, when compared to the same periods in 2016 as a result of being a more focused company with a smaller operating platform, as well as continued focus on reducing general and administrative expenses.

Non-Operating Income and Expenses:

	Three months ended June 30,			Six months ended June 30,
	2017	2016	Increase (Decrease)	2017	2016	Increase (Decrease)
Interest and dividend income	$745	$2,707	$(1,962)	$2,915	$5,409	$(2,494)
Gain on sale of investment properties	13,360	52,385	(39,025)	14,381	76,411	(62,030)
Gain (loss) on extinguishment of debt	882	(4,723)	5,605	882	(5,672)	6,554
Other (expense) income	(79)	364	(443)	(3,282)	448	(3,730)
Interest expense	(8,617)	(13,873)	(5,256)	(16,871)	(28,600)	(11,729)
Equity in earnings of unconsolidated entities	675	2,596	(1,921)	1,247	3,890	(2,643)
Marketable securities realized gain	16,339	73	16,266	30,869	628	30,241
Net income (loss) from discontinued operations	25	145,106	(145,081)	(122)	154,478	(154,600)
Interest and dividend income

•
Interest and dividend income for the three and six months ended June 30, 2017 decreased $2.0 and $2.5 million, respectively, when compared to the same periods in 2016 as a result of increased sales of our marketable securities portfolio since June 30, 2016. Our investment in marketable securities has decreased approximately $160.8 million, from $192.3 million as of June 30, 2016 to $31.5 million as of June 30, 2017.

Gain on sale of investment properties

•
During the three and six months ended June 30, 2017, we sold two and three multi-tenant retail assets, respectively, and recognized a gain on the sale of these assets of $13.4 and $14.4 million, respectively, as part of continuing operations.

•
During the three and six months ended June 30, 2016, we sold 13 and 18 multi-tenant retail assets, respectively, and recognized a gain on the sale of these assets of $52.4 and $76.4 million, respectively, as part of continuing operations.

Gain (loss) on extinguishment of debt

•
During the three and six months ended June 30, 2017, we surrendered one asset to the lender (in satisfaction of non-recourse debt). We recognized a gain on debt extinguishment of $0.9 million related to this transaction.

•
During the three and six months ended June 30, 2016, we recognized a loss on extinguishment of debt of $4.7 and $5.7 million, respectively. These losses were a result of loan payoffs on ten dispositions and the payoff of debt on 11 other assets, including $4.5 million in prepayment penalties and $1.2 million in loan fee write offs.

Other (expense) income

•
Other (expense) income for the three and six months ended June 30, 2017 decreased $0.4 and $3.7 million, respectively, when compared to the same periods in 2016. We accrued for a potential loss contingency of $3.0 million as of June 30, 2017 on the consolidated balance sheet and the consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2017. See "Note 12. Commitments and Contingencies" to our consolidated financial statements for additional information.

Interest expense

•
Interest expense for the three and six months ended June 30, 2017 decreased $5.3 and $11.7 million, respectively, when compared to the same periods in 2016. These decreases are primarily a result of the payoff of debt since June 30, 2016 of approximately $373.4 million, offset by new borrowings of approximately $192.8 million since June 30, 2016, with an overall net decrease in debt of $177.6 million, from $947.7 million at June 30, 2016 to $770.1 million at June 30, 2017.

Equity in earnings of unconsolidated entities

•
Equity in earnings of unconsolidated entities for the three and six months ended June 30, 2017 decreased $1.9 and $2.6 million, respectively, when compared to the same periods in 2016 as a result of a decrease of $0.8 million in equity recognized from one unconsolidated entity in 2017.

Marketable securities realized gain

•
Marketable securities realized gain for the three and six months ended June 30, 2017 increased $16.3 and $30.2 million, respectively, when compared to the same periods in 2016 as a result of increased sales of our marketable securities portfolio since June 30, 2016. Our investment in marketable securities has decreased approximately $160.8 million, from $192.3 million as of June 30, 2016 to $31.5 million as of June 30, 2017.

Net income (loss) from discontinued operations

•
Net income from discontinued operations for the three and six months ended June 30, 2016 included 17 student housing assets included in the University House sale on June 21, 2016, one unconsolidated student housing joint venture sold on February 25, 2016, l8 assets and four parcels of unimproved land included in the Highlands spin-off on April 28, 2016, one non-core asset sold in second quarter 2016 and one student housing asset sold in third quarter 2016 (which was not included as part of the sale of University House). Net income (loss) from discontinued operations for the three and six months ended June 30, 2017 included minor post-close activity.

Portfolio Performance
As of June 30, 2017, our portfolio included 70 wholly owned multi-tenant retail assets with a GLA of 12.2 million square feet, one non-core office asset with a GLA of 0.3 million square feet and investments in five unconsolidated entities. In addition, we manage 15 multi-tenant retail assets with a GLA of 3.0 million square feet owned through a 55% interest in one of our joint ventures, IAGM. Our multi-tenant retail platform is defined as our 70 wholly owned multi-tenant retail assets and the 15 multi-tenant retail assets in IAGM, as described above, for a total of 85 multi-tenant retail assets with a total GLA of 15.2 million square feet.
Assets included in our multi-tenant retail platform are located in 18 states. Of our multi-tenant retail platform GLA, approximately 38.1%, 10.5% and 10.0% of our assets are located in Texas, North Carolina, and Florida, respectively. Our multi-tenant retail assets consist of community and neighborhood centers and power centers, which are defined as follows:

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
Performance evaluation
The tables below summarize certain key operating performance measures for the six months ended June 30, 2017 and 2016. The rental rates shown are inclusive of rent abatements, lease inducements, ground rent income, and straight-line rent GAAP adjustments, and exclusive of tenant improvements and lease commissions.
The following table summarizes the GLA, economic occupancy and annualized base rent ("ABR") per square foot of the assets included in our multi-tenant retail platform as of June 30, 2017 and 2016.

	Multi-tenant Retail Platform June 30,		Wholly-owned Retail Assets June 30,		IAGM Retail Assets (a) June 30,
	2017	2016	2017	2016	2017	2016
No. of assets	85	77	70	62	15	15
GLA (square feet)	15,182,109	13,950,290	12,204,807	10,978,116	2,977,302	2,972,174
Economic occupancy (b)	92.8%	93.8%	93.3%	94.1%	90.7%	92.9%
ABR per square foot (c)	$15.94	$15.26	$15.75	$14.96	$16.73	$16.36

(a)
Of the 15 assets owned through an interest in IAGM, one asset is under re-development and has been classified as unstabilized. This asset has been removed from the results shown for GLA, economic occupancy, and ABR per square foot. The asset is included in the property counts at June 30, 2017 and 2016.

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
The following table summarizes the GLA, economic occupancy and ABR per square foot of the assets included in our multi-tenant retail platform by center type as of June 30, 2017 and 2016.

	Power Centers
	Multi-tenant Retail Platform June 30,		Wholly-owned Retail Assets June 30,		IAGM Retail Assets June 30,
	2017	2016	2017	2016	2017	2016
No. of assets	40	39	32	31	8	8
GLA (square feet)	10,276,807	9,726,951	8,567,101	8,022,500	1,709,706	1,704,451
Economic occupancy	92.7%	93.8%	93.3%	94.4%	89.9%	91.0%
ABR per square foot	$15.27	$14.81	$15.29	$14.82	$15.19	$14.74

	Community and Neighborhood Centers
	Multi-tenant Retail Platform June 30,		Wholly-owned Retail Assets June 30,		IAGM Retail Assets June 30,
	2017	2016	2017	2016	2017	2016
No. of assets	45	38	38	31	7	7
GLA (square feet)	4,905,302	4,223,339	3,637,706	2,955,616	1,267,596	1,267,723
Economic occupancy	93.0%	93.8%	93.5%	93.1%	91.7%	95.5%
ABR per square foot	$17.32	$16.30	$16.84	$15.36	$18.70	$18.44
The following table represents lease expirations for our multi-tenant retail platform as of June 30, 2017.

Lease Expiration Year	No. of Expiring Leases	GLA of Expiring Leases (square feet)	ABR of Expiring Leases	Percent of Total GLA	Percent of Total ABR	Expiring ABR per sq. ft.
2017	100	313,955	$6,925	2.2%	3.1%	$22.06
2018	284	1,307,902	23,835	9.3%	10.7%	18.22
2019	316	2,171,029	33,062	15.4%	14.9%	15.23
2020	286	1,423,498	25,618	10.2%	11.5%	18.00
2021	275	1,893,928	31,013	13.5%	13.9%	16.37
2022	271	2,054,979	33,444	14.6%	15.0%	16.27
2023	72	972,478	13,380	6.9%	6.0%	13.76
2024	77	989,411	13,413	7.0%	6.0%	13.56
2025	75	873,820	12,483	6.2%	5.6%	14.29
2026	69	396,083	7,349	2.8%	3.3%	18.55
Month to Month	36	95,532	1,765	0.7%	0.8%	18.48
Thereafter	94	1,494,596	20,381	10.6%	9.1%	13.64
Specialty Leasing (a)	190	88,216	246	0.6%	0.1%	2.79
	2,145	14,075,427	$222,914	100.0%	100.0%	$15.84

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

The following table represents lease spread metrics for leases that commenced during the six months ended June 30, 2017 compared to expiring leases for the same or previous tenant in the same unit for assets in our multi-tenant retail platform.

	No. of Leases Commenced as of June 30, 2017	GLA SF	New Contractual Rent ($PSF) (b)	Prior Contractual Rent ($PSF) (b)	% Change over Prior Contract Rent (b)	Weighted Average Lease Term (Years)	Tenant Improve-ment Allowance ($PSF)	Lease Com-missions ($PSF)
All tenants
Comparable Renewal Leases (a)	158	1,150,219	$16.35	$15.76	3.7%	4.95	$0.25	$0.05
Comparable New Leases (a)	15	35,585	24.05	19.37	24.2%	8.1	16.42	7.00
Non-Comparable Renewal and New Leases	26	94,642	17.19	N/A	N/A	6.71	26.89	6.58
Total	199	1,280,446	$16.58	$15.86	4.5%	5.17	$2.67	$0.73

Anchor Tenants (leases over 10,000 square feet)
Comparable Renewal Leases (a)	29	800,922	$12.80	$12.51	2.3%	4.83	$0.02	$—
Comparable New Leases (a)	1	11,210	$19.25	$10.50	83.3%	10.24	$20.00	$9.83
Non-Comparable Renewal and New Leases	2	33,845	$8.06	N/A	N/A	6.83	$46.47	$10.70
Total	32	845,977	$12.88	$12.48	3.2%	4.98	$2.14	$0.56

Non-anchor tenants (leases under 10,000 square feet)
Comparable Renewal Leases (a)	129	349,297	$24.48	$23.21	5.5%	5.22	$0.78	$0.18
Comparable New Leases (a)	14	24,375	$26.25	$23.44	12.0%	7.12	$14.78	$5.70
Non-Comparable Renewal and New Leases	24	60,797	$22.28	N/A	N/A	6.64	$15.98	$4.28
Total	167	434,469	$24.60	$23.22	5.9%	5.53	$3.69	$1.06

(a)
Comparable lease is defined as a lease that meets all of the following criteria: same unit, square footage of unit remains unchanged or within 10% of prior unit square footage, consistent rent structure, and, for new leases, leased within one year of the prior tenant.

(b)	Non-comparable leases are not included in totals.
We had GLA totaling 1,453,982 square feet set to expire in the first six months of 2017, of which 1,208,111 was rolled over. This achieved a retention rate of 83.0%.

Evaluation of Performance on a Same-Property Basis
We evaluate the performance of our wholly-owned multi-tenant retail assets and non-core office asset primarily based on net operating income and modified net operating income. Modified net operating income reflects the income from operations excluding lease termination income and GAAP rent adjustments (such as straight-line rent and above/below market lease amortization).
In order to evaluate our overall portfolio, management analyzes the operating performance of our assets on a same-property basis, which is defined as those assets that we have owned and operated and are fully operational for the entirety of both periods being compared. A total of 61 and 59 of our multi-tenant retail assets met our same-property criteria for the three and six months ended June 30, 2017 and 2016, respectively. This same-property analysis allows management to monitor the operations of our existing assets for comparable periods while excluding the impact of our acquisitions and dispositions.
Other investments for the three and six months ended June 30, 2017 and 2016 includes assets that did not meet our same-property criteria, our one non-core office asset, assets acquired in 2017 and 2016, and assets sold in 2017 and 2016.
The following table represents the reconciliation of net income, the most directly comparable GAAP measure, to total modified NOI for the three and six months ended June 30, 2017 and 2016.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income	$33,920	$163,700	$36,016	$189,107
Net loss (income) from discontinued operations	(25)	(145,106)	122	(154,478)
Net income from continuing operations	33,895	18,594	36,138	34,629
Other fee income	(1,102)	(988)	(2,194)	(2,082)
Provision for asset impairment	—	29,931	16,440	38,321
Equity in earnings of unconsolidated entities	(675)	(2,596)	(1,247)	(3,890)
Other income and expenses (a)	(22,399)	(36,996)	(28,381)	(48,431)
Non-allocated expenses (b)	35,254	37,418	71,038	71,548
Net operating income	44,973	45,363	91,794	90,095
Adjustments to modified net operating income
GAAP rental adjustments	(2,078)	(1,359)	(4,030)	(1,852)
Termination fee income	(102)	(482)	(108)	(1,342)
Total modified net operating income	$42,793	$43,522	$87,656	$86,901

(a)
Other income and expenses consist of interest and dividend income, gain on sale of investment properties, loss on extinguishment of debt, other (expense) income, interest expense, marketable securities realized gain and income tax expense.

(b)	Non-allocated expenses consist of general and administrative expenses and depreciation and amortization.

The following table represents the reconciliation of total modified net operating income to net operating income, on a same-property basis, for our wholly owned assets, for the three and six months ended June 30, 2017 and 2016.

	Three months ended June 30,				Six months ended June 30,
	2017	2016	Increase (Decrease)	Variance	2017	2016	Increase (Decrease)	Variance
No. of same-property assets	61	61			59	59
Operating income
Rental income	$37,695	$37,415	$280	0.7%	$68,977	$67,920	$1,057	1.6%
Tenant recovery income	11,671	10,877	794	7.3%	20,179	20,055	124	0.6%
Other property income	553	380	173	45.5%	882	782	100	12.8%
Total income	49,919	48,672	1,247	2.6%	90,038	88,757	1,281	1.4%
Operating expenses
Property operating expenses	6,107	5,581	526	9.4%	11,133	10,535	598	5.7%
Real estate taxes	7,769	7,056	713	10.1%	12,462	13,065	(603)	(4.6)%
Total operating expenses	13,876	12,637	1,239	9.8%	23,595	23,600	(5)	0.0%
Same-property modified NOI	36,043	36,035	8	0.0%	66,443	65,157	1,286	2.0%
Other investments modified NOI (a)	6,750	7,487	(737)	(9.8)%	21,213	21,744	(531)	(2.4)%
Total modified NOI	42,793	43,522	(729)	(1.7)%	87,656	86,901	755	0.9%
Adjustments
GAAP rental adjustments	2,078	1,359	719	52.9%	4,030	1,852	2,178	117.6%
Termination fee income	102	482	(380)	(78.8)%	108	1,342	(1,234)	(92.0)%
Total adjustments	2,180	1,841	339	18.4%	4,138	3,194	944	29.6%
Net operating income	$44,973	$45,363	$(390)	(0.9)%	$91,794	$90,095	$1,699	1.9%

(a)	Other investments includes assets that did not meet our same-property criteria, as defined earlier, including assets acquired and disposed during 2017 and 2016, and the non-core office asset.
The following tables summarize the GLA, economic occupancy and ABR per square foot of the assets included in our multi-tenant retail platform on a same-property basis as of June 30, 2017 and 2016.

	Same-Property Results for the three months ended June 30
	Multi-tenant Retail Platform June 30,		Wholly-owned Retail Assets June 30,		IAGM Retail Assets June 30,
	2017	2016	2017	2016	2017	2016
No. of same-property assets	75	75	61	61	14	14
GLA (square feet)	13,938,240	13,763,256	10,960,938	10,791,081	2,977,302	2,972,175
Economic occupancy	92.6%	93.8%	93.2%	94.0%	90.7%	92.9%
ABR per square foot	$15.36	$15.15	$15.00	$14.82	$16.73	$13.36

	Same-Property Results for the six months ended June 30
	Multi-tenant Retail Platform June 30,		Wholly-owned Retail Assets June 30,		IAGM Retail Assets June 30,
	2017	2016	2017	2016	2017	2016
No. of same-property assets	73	73	59	59	14	14
GLA (square feet)	13,037,922	13,027,697	10,060,620	10,055,522	2,977,302	2,972,175
Economic occupancy	92.3%	93.7%	92.8%	93.9%	90.7%	92.9%
ABR per square foot	$15.23	$14.94	$14.80	$14.52	$16.73	$16.36
Same-property modified net operating income
Same-property modified net operating income remained unchanged when comparing the three months ended June 30, 2017 to the same period in 2016 as a result of an increase in real estate taxes, which was offset by an increase in recovery income.
Same-property modified net operating income increased $1.3 million, or 2.0%, when comparing the six months ended June 30, 2017 to the same period in 2016 as a result of an increase in base rent.

Total modified net operating income
Total modified net operating income decreased $0.7 million, or 1.7%, when comparing the three months ended June 30, 2017 to the same period in 2016 as a result of a decrease in occupancy at our one non-core office asset.
Total modified net operating income increased $0.8 million, or 0.9% when comparing the six months ended June 30, 2017 to the same period in 2016 as a result of an increase in base rent and was offset by a decrease in occupancy at our one non-core office asset.
Liquidity and Capital Resources
As of June 30, 2017, we had $366.2 million of cash and cash equivalents. We continually evaluate the economic and credit environment and its impact on our business. We believe we are appropriately positioned to have significant liquidity to continue executing our strategy.
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
Distributions
We declared cash distributions to our stockholders during the period from January 1, 2017 to June 30, 2017 totaling $26.9 million. During the six months ended June 30, 2017, we paid cash distributions of $26.5 million.
As we execute on our retail strategy, our board has been and expects to continue evaluating our distribution rate on a quarterly basis. See "Current Strategy and Outlook" for more information regarding our retail strategy.

Borrowings
The following schedule shows the scheduled maturities and principal amortization of the Company's indebtedness as of June 30, 2017 for the remainder of 2017 and each of the next four years and thereafter. The table does not reflect the impact of debt activity that occurred subsequent to June 30, 2017.
Mortgages payable, maturities
The following table shows the scheduled maturities and principal amortization of the Company's mortgages payable as of June 30, 2017, for the remainder of 2017, and each of the next four years and thereafter.

	Maturities during the year ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Mortgages payable	$136,363	$59,575	$—	$41,000	$12,957	$223,451	$473,346
Credit agreements, maturities
As of June 30, 2017, the Company had the following credit agreements outstanding:

	Aggregate Principal Balance	Interest Rate	Maturity Date
Unsecured term loan credit facility, 5 year - swapped to fixed rate	$90,000	1.3510%	1/15/2021
Unsecured term loan credit facility, 5 year - swapped to fixed rate	60,000	1.3525%	1/15/2021
Unsecured term loan credit facility, 5 year - variable rate	50,000	2.3505%	1/15/2021
Unsecured term loan credit facility, 7 year - variable rate	100,000	2.6505%	11/5/2022
Total unsecured term loans	$300,000
Summary of Cash Flows

	Six months ended June 30,		Change
	2017	2016
Cash provided by operating activities	$60,259	$85,493	$(25,234)
Cash (used in) provided by investing activities	(65,808)	1,016,610	(1,082,418)
Cash used in financing activities	(25,464)	(492,471)	467,007
(Decrease) increase in cash and cash equivalents	(31,013)	609,632	(640,645)
Cash and cash equivalents, at beginning of period	397,250	203,285	193,965
Cash and cash equivalents, at end of period	$366,237	$812,917	$(446,680)
Operating activities
Cash provided by operating activities of $60.3 million and $85.5 million for the six months ended June 30, 2017 and 2016, respectively, was generated primarily from operating income from property operations and interest and dividends. Cash provided by operating activities decreased $25.2 million when comparing the six months ended June 30, 2017 to the same period in 2016 as a result of the sale of 14 multi-tenant retail assets since June 30, 2016, the spin-off of Highlands on April 28, 2016, and the sale of University House on June 21, 2016. During the six months ended June 30, 2016, cash provided by operating activities from assets included in the spin-off of Highlands and the sale of University House was $32.6 million. These decreases were partially offset by the acquisition of eight multi-tenant retail assets since June 30, 2016.
Investing activities
Cash used in investing activities of $65.8 million for the six months ended June 30, 2017 was primarily the result of cash used in three asset acquisitions of $230.6 million and was offset by proceeds from the sale of marketable securities of $136.7 million and proceeds from the sale of three multi-tenant retail assets of $56.9 million.
Cash provided by investing activities of $1,016.6 million for the six months ended June 30, 2016 was primarily the result of cash provided from the sale of 18 multi-tenant retail assets of $1,389.8 million, offset by the cash used in development projects of $50.4 million. During the six months ended June 30, 2016, cash provided by investing activities from assets included in the spin-off of Highlands and the sale of University House was $1,194.4 million.

Financing activities
Cash used in financing activities of $25.5 million for the six months ended June 30, 2017 was primarily the result of cash used to pay distributions of $26.5 million. Cash used in financing activities of $492.5 million for the six months ended June 30, 2016 was primarily the result of debt payoffs of $704.7 million and was offset by proceeds from debt of $299.6 million.
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
Contractual Obligations
We have debt obligations related to our mortgage loans, credit facility, term loan, and interest rate swap obligations as described in "Note 7. Debt" in the Consolidated Financial Statements. In addition, we have one multi-tenant retail asset subject to a long term ground lease where a third party owns the underlying land and has leased it to us for our use. Our unconsolidated entities have third party mortgage debt of $311.5 million as of June 30, 2017, of which approximately $23.0 million is recourse to the Company, as described in "Note 5. Investment in Partially Owned Entities" in the Consolidated Financial Statements. It is anticipated that our unconsolidated entities will be able to repay or refinance all of their debt on a timely basis.
The table below presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations and lease agreements as of June 30, 2017. The table excludes recorded debt premiums and discounts that are not obligations.

	Payments due by year ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Long term debt:
Total fixed rate debt (a)	$136,363	$59,575	$—	$41,000	$162,957	$223,451	$623,346
Total variable rate debt	—	—	—	—	50,000	100,000	150,000
Interest	13,057	23,235	22,077	21,060	14,722	18,085	112,236
Total long term debt	149,420	82,810	22,077	62,060	227,679	341,536	885,582
Operating lease obligations (b)	643	650	635	540	458	2,453	5,379
Grand total	$150,063	$83,460	$22,712	$62,600	$228,137	$343,989	$890,961

(a)	Includes $150.0 million of variable rate unsecured term loan credit facility debt that has been swapped to a fixed rate as of June 30, 2017.

(b)	Includes a long term ground lease on one underlying multi-tenant retail asset and leases on corporate office space.
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

	As of
	June 30, 2017	December 31, 2016
Balance Sheet Data:
Total assets	$2,797,844	$2,786,754
Debt, net	$770,072	$730,605

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Operating Data:
Total income	$63,359	$62,968	$127,450	$126,365
Total interest and dividend income	$745	$2,707	$2,915	$5,409
Net income	$33,920	$163,700	$36,016	$189,107
Net income per common share, basic and diluted	$0.04	$0.19	$0.05	$0.22
Common Stock Distributions:
Distributions declared to common stockholders	$13,440	$28,019	$26,876	$56,042
Distributions paid to common stockholders	$13,436	$28,022	$26,477	$56,035
Distributions declared per weighted average common share	$0.02	$0.03	$0.03	$0.06
Distributions paid per weighted average common share	$0.02	$0.03	$0.03	$0.06
Supplemental Non-GAAP Measures:
Funds from operations (a)	$46,767	$30,789	$90,551	$81,698
Modified net operating income (b)	$42,793	$43,522	$87,656	$86,901
Cash Flow Data:
Cash provided by operating activities	$33,768	$49,352	$60,259	$85,493
Cash provided by (used in) investing activities	$102,744	$942,803	$(65,808)	$1,016,610
Cash used in financing activities	$(13,518)	$(614,890)	$(25,464)	$(492,471)
Other Information:
Weighted average number of common shares outstanding, basic and diluted	773,381,165	862,205,672	773,348,893	862,205,672

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

		Three months ended June 30,		Six months ended June 30,
		2017	2016	2017	2016
Funds from Operations:
	Net income	$33,920	$163,700	$36,016	$189,107
Add:	Depreciation and amortization related to investment properties	22,675	34,210	45,538	72,751
	Our share of depreciation and amortization related to investment in unconsolidated entities	3,532	4,036	6,938	8,067
	Provision for asset impairment, continuing operations	—	29,931	16,440	38,321
	Provision for asset impairment, discontinued operations	—	76,583	—	76,583

Less:	Gains from property sales and transfer of assets	13,360	277,671	14,381	301,697
	Gains from sales of investment in unconsolidated entities, discontinued operations	—	—	—	1,434
	FFO Applicable to Common Shares	$46,767	$30,789	$90,551	$81,698
The table below reflects additional information related to certain items that significantly impact the comparability of our FFO and net income (loss) or significant non-cash items from the periods presented. We have included this table because these items are not included in our definition of FFO, but we believe these items provide useful supplemental information that may facilitate comparisons of our ongoing operating performance between periods, as well as between REITs that include similar disclosure. We believe these items help our investors assess the sustainability of our operating performance exclusive of non-cash revenues or expenses, or the impacts of certain transactions that are not related to the ongoing profitability of our portfolio of properties.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Amortization of above and below market leases	$(1,323)	$(1,198)	$(2,964)	$(1,751)
Amortization of mark to market debt discounts	(50)	1,102	(16)	2,360
Loss on extinguishment of debt, continuing operations	(882)	4,723	(882)	5,672
Loss on extinguishment of debt, discontinued operations	—	2,208	—	2,208
Straight-line rental income adjustment	(783)	41	(1,125)	809
Acquisition costs expensed	3	642	6	864
Stock-based compensation expense	1,701	899	2,709	1,336

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

The following table reflects a reconciliation of modified net operating income to the net income attributable to the Company on the consolidated statements of operations and comprehensive income (loss):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income	$33,920	$163,700	$36,016	$189,107

Reconciliation of modified NOI to Net income
Modified NOI	42,793	43,522	87,656	86,901
Adjustments to modified NOI (i)	2,180	1,841	4,138	3,194
Net operating income	44,973	45,363	91,794	90,095
Other fee income	1,102	988	2,194	2,082
Non-allocated expenses (ii)	(35,254)	(37,418)	(71,038)	(71,548)
Other income and expenses (iii)	22,399	36,996	28,381	48,431
Equity in earnings of unconsolidated entities	675	2,596	1,247	3,890
Provision for asset impairment	—	(29,931)	(16,440)	(38,321)
Net income from continuing operations	33,895	18,594	36,138	34,629
Net income (loss) from discontinued operations	25	145,106	(122)	154,478
Net income	$33,920	$163,700	$36,016	$189,107

(i)	Includes adjustments for lease termination fee income and GAAP rent adjustments (such as straight-line rent and above/below market lease amortization).

(ii)	Non-allocated expenses consist of general and administrative expenses and depreciation and amortization.

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
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of June 30, 2017, our debt included an outstanding variable rate term loan of $150.0 million, which has been swapped to a fixed rate as of June 30, 2017. If market rates of interest on all of the floating rate debt as of June 30, 2017 permanently increased by 1%, the annual increase in interest expense on the floating rate debt would decrease future earnings and cash flows by $1.5 million. If market rates of interest on all of the floating rate debt as of June 30, 2017 permanently decreased by 1%, the annual decrease in interest expense on the floating rate debt would increase future earnings and cash flows by $1.5 million.
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
As of June 30, 2017, we had $150.0 million of variable rate debt on the 5-year tranche of our unsecured term loan credit facility with interest based on LIBOR that has been swapped to fixed rate debt through two interest rate swaps. The following table summarizes those interest rate swap contracts:

						Fair Value as of
Variable Rate Debt Swapped to Fixed Rate	Effective Date	Termination Date	Bank Pays Variable Rate of	InvenTrust Pays Fixed Rate of	Notional Amount as of June 30, 2017	June 30, 2017	December 31, 2016
5 year - fixed portion	12/10/2015	12/1/2019	1-Month LIBOR + 1.3%	1.3510%	$90,000	$480	$294
5 year - fixed portion	12/10/2015	12/1/2019	1-Month LIBOR + 1.3%	1.3525%	60,000	322	193
Total 5 year, fixed portion					$150,000	$802	$487
We have, and may in the future enter into, derivative positions that do not qualify for hedge accounting treatment. The gains or losses resulting from marking-to-market these derivatives at the end of each reporting period are recognized as an increase or decrease in interest expense on our consolidated statements of operations and comprehensive income (loss).
Equity Price Risk
We are exposed to equity price risk as a result of our investments in marketable equity securities. We incurred no impairments on our investment in marketable securities for the six months ended June 30, 2017 and 2016. We believe that our investments will continue to generate dividend income and we could continue to recognize gains on sale. However, due to general economic and credit market uncertainties it is difficult to project how our marketable equity securities portfolio will perform in 2017 and beyond.
Although it is difficult to project what factors may affect the prices of marketable securities and how much the effect might be, the table below illustrates the impact of what a 10% increase and decrease in the price of the equities portfolio held by us would have as of June 30, 2017.

	Cost	Fair Value	Fair Value after Hypothetical 10% Decrease in Market Value	Fair Value after Hypothetical 10% Increase in Market Value
Equity securities	$21,173	$30,968	$27,871	$34,065
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, including our principal executive officer and our principal financial officer evaluated, as of June 30, 2017, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2017, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Part II - Other Information
Item 1. Legal Proceedings
We are subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, we believe, based on currently available information, that the final outcome of such matters will not have a material adverse effect on our financial condition, results of operations or liquidity. In addition, please see the legal proceedings disclosed in repsonse to Item I to Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.
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

InvenTrust Properties Corp.

Date:	August 10, 2017
By:	/s/ Thomas P. McGuinness

Name:	Thomas P. McGuinness
Title:	President and Chief Executive Officer (Principal Executive Officer)

Date:	August 10, 2017
By:	/s/ Michael E. Podboy

Name:	Michael E. Podboy
Title:	Executive Vice President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer)

EXHIBIT NO.	DESCRIPTION

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1*	Director Compensation Program dated May 1, 2017
10.2*	Form of Time-Based Restricted Stock Unit Agreement
10.3*	Form of Director Restricted Stock Unit Agreement for 2017 Annual Pro Rated Awards
10.4*	Form of Director Restricted Stock Unit Agreement
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2017, filed with the SEC on August 10, 2017, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

*    Filed as part of this Quarterly Report on Form 10-Q.