Form 10-Q
period 2017-09-30
InvenTrust Properties Corp.
filed 2017-11-09
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒
As of November 1, 2017 there were 773,520,541 shares of the registrant’s common stock outstanding.

InvenTrust Properties Corp.

Quarterly Report on Form 10-Q
For the quarterly period ended September 30, 2017

- i-

INVENTRUST PROPERTIES CORP.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	As of
	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Investment properties
Land	$639,099	$562,695
Building and other improvements	1,938,294	1,617,557
Construction in progress	7,762	1,316
Total	2,585,155	2,181,568
Less accumulated depreciation	(360,369)	(351,389)
Net investment properties	2,224,786	1,830,179
Cash and cash equivalents	102,810	397,250
Restricted cash	14,233	18,325
Investment in marketable securities	35,547	183,883
Investment in unconsolidated entities	185,096	178,728
Intangible assets, net	122,866	72,258
Accounts and rents receivable (net of allowance of $1,868 and $864)	27,039	28,914
Deferred costs and other assets	14,743	34,782
Assets of discontinued operations	—	42,435
Total assets	$2,727,120	$2,786,754

Liabilities
Debt, net	$666,955	$670,663
Accounts payable and accrued expenses	40,567	38,242
Distributions payable	13,440	13,041
Intangible liabilities, net	55,194	43,939
Other liabilities	23,077	10,928
Liabilities of discontinued operations	—	60,413
Total liabilities	799,233	837,226
Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 40,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 773,520,541 shares issued and outstanding at September 30, 2017 and 773,304,997 shares issued and outstanding at December 31, 2016, respectively	773	773
Additional paid in capital	5,681,254	5,676,639
Distributions in excess of accumulated net income	(3,769,278)	(3,786,943)
Accumulated comprehensive income	15,138	59,059
Total stockholders' equity	1,927,887	1,949,528
Total liabilities and stockholders' equity	$2,727,120	$2,786,754
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Operations and Comprehensive Income
(unaudited)

(Amounts in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Income
Rental income	$46,808	$44,487	$140,146	$136,924
Tenant recovery income	14,704	13,500	42,523	40,110
Other property income	321	740	1,409	2,679
Other fee income	1,018	1,106	3,212	3,187
Total income	62,851	59,833	187,290	182,900

Expenses
General and administrative expenses	12,070	12,002	36,330	40,259
Property operating expenses	8,181	7,627	22,808	21,885
Real estate taxes	9,874	8,667	27,041	27,053
Depreciation and amortization	23,941	21,106	69,815	62,674
Provision for asset impairment	—	2,818	16,440	11,208
Total expenses	54,066	52,220	172,434	163,079
Operating income	8,785	7,613	14,856	19,821
Interest and dividend income	938	3,128	3,853	8,538
Gain on sale of investment properties, net	7,253	29,586	21,634	105,998
(Loss) gain on extinguishment of debt	(41)	(4,645)	840	(10,317)
Other income (expense)	2,610	677	(671)	1,125
Interest expense	(7,588)	(10,152)	(22,795)	(37,086)
Equity in earnings of unconsolidated entities	648	3,849	1,895	7,739
Marketable securities realized gain and (impairment), net	71	(1,326)	30,940	(698)
Income from continuing operations before income taxes	12,676	28,730	50,552	95,120
Income tax expense	(432)	(286)	(943)	(480)
Net income from continuing operations	12,244	28,444	49,609	94,640
Net income from discontinued operations	9,721	8,875	8,372	131,787
Net income	$21,965	$37,319	$57,981	$226,427

Weighted average number of common shares outstanding, basic and diluted	773,517,492	862,212,317	773,405,710	862,207,903

Net income per common share, from continuing operations, basic and diluted	$0.02	$0.03	$0.06	$0.11
Net income per common share, from discontinued operations, basic and diluted	$0.01	$0.01	$0.01	$0.15
Net income per common share, basic and diluted	$0.03	$0.04	$0.07	$0.26

Distributions declared per common share outstanding	$0.02	$0.02	$0.05	$0.08
Distributions paid per common share outstanding	$0.02	$0.03	$0.05	$0.10

Comprehensive income
Net income	$21,965	$37,319	$57,981	$226,427
Unrealized gain (loss) on investment securities	4,257	(10,447)	(13,407)	6,039
Unrealized gain (loss) on derivatives	111	785	426	(1,831)
Reclassification for amounts recognized in net income	(71)	1,656	(30,940)	2,081
Comprehensive income	$26,262	$29,313	$14,060	$232,716
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Changes in Equity
(unaudited)

(Amounts in thousands, except share amounts)

For the nine months ended September 30, 2017

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in excess of accumulated net income	Accumulated Comprehensive Income	Total
Balance at January 1, 2017	773,304,997	$773	$5,676,639	$(3,786,943)	$59,059	$1,949,528
Net income	—	—	—	57,981	—	57,981
Unrealized loss on investment securities	—	—	—	—	(13,407)	(13,407)
Unrealized gain on derivatives	—	—	—	—	426	426
Reclassification for amounts recognized in net income	—	—	—	—	(30,940)	(30,940)
Distributions declared	—	—	—	(40,316)	—	(40,316)
Stock-based compensation	215,544	—	2,686	—	—	2,686
Refund of excess funds associated with 2016 tender offer	—	—	1,929	—	—	1,929
Balance at September 30, 2017	773,520,541	$773	$5,681,254	$(3,769,278)	$15,138	$1,927,887
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Changes in Equity
(unaudited)

(Amounts in thousands, except share amounts)

For the nine months ended September 30, 2016

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in excess of accumulated net income	Accumulated Comprehensive Income	Total
Balance at January 1, 2016	862,205,672	$862	$6,066,583	$(3,956,032)	$37,290	$2,148,703
Net income	—	—	—	226,427	—	226,427
Unrealized gain on investment securities	—	—	—	—	6,039	6,039
Unrealized loss on derivatives	—	—	—	—	(1,831)	(1,831)
Reclassification for amounts recognized in net income	—	—	—	—	2,081	2,081
Distributions declared	—	—	—	(70,592)	—	(70,592)
Stock-based compensation	10,022	—	1,552	—	—	1,552
Spin-off of Highlands REIT, Inc.	—	—	(151,105)	—	—	(151,105)
Balance at September 30, 2016	862,215,694	$862	$5,917,030	$(3,800,197)	$43,579	$2,161,274
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Cash Flows
(unaudited)

(Amounts in thousands)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$57,981	$226,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,096	94,184
Amortization of above and below market leases, net	(4,638)	(2,791)
Amortization of debt premiums, discounts and financing costs	947	4,725
Straight-line rental income	(1,418)	414
Provision for asset impairment	16,440	117,722
Gain on sale of investment properties, net	(31,749)	(341,778)
(Gain) loss on extinguishment of debt	(838)	13,143
Equity in earnings of unconsolidated entities	(1,895)	(7,721)
Distributions from unconsolidated entities	351	3,951
Gain on sale of investment in unconsolidated entities	—	(1,434)
Marketable securities realized (gain) and impairment, net	(30,940)	698
Non-cash stock-based compensation, net	4,007	2,558
Debt prepayment penalties and defeasance costs	—	(11,140)
Changes in assets and liabilities:
Accounts and rents receivable	1,682	2,422
Deferred costs and other assets	6,326	7,888
Accounts payable and accrued expenses	3,988	(9,410)
Other liabilities	3,546	(3,172)
Net cash provided by operating activities	$94,886	$96,686
Cash flows from investing activities
Purchase of investment properties	(490,755)	(360,770)
Acquired in-place and market lease intangibles, net	(50,207)	(21,144)
Capital expenditures and tenant improvements	(20,278)	(4,200)
Investment in development projects	—	(53,077)
Proceeds from sale of investment properties, net	162,512	1,533,492
Proceeds from sale of marketable securities, net	140,171	1,591
Proceeds and return of capital from the sale of unconsolidated entities	—	5,480
Contributions to unconsolidated entities	(6,109)	(5,850)
Distributions from unconsolidated entities	1,285	8,721
Lease commissions and other leasing costs	(2,201)	(2,306)
Change in restricted cash	13,894	900
Other assets	5,747	(8,911)
Net cash (used in) provided by investing activities	$(245,941)	$1,093,926

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Cash Flows
(unaudited)

(Amounts in thousands)

	Nine months ended September 30,
	2017	2016
Cash flows from financing activities
Distributions	$(39,917)	$(84,056)
Refund of excess funds associated with 2016 tender offer	1,929	—
Proceeds from debt	—	299,735
Payoffs of debt	(104,032)	(999,094)
Principal payments of mortgage debt	(1,022)	(10,526)
Payment of loan fees and deposits	(343)	(31)
Cash contributed to Highlands REIT, Inc.	—	(21,195)
Net cash used in financing activities	$(143,385)	$(815,167)
Net (decrease) increase in cash and cash equivalents	(294,440)	375,445
Cash and cash equivalents, at beginning of period	397,250	203,285
Cash and cash equivalents, at end of period	$102,810	$578,730

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest of $0 and $1,147	$23,973	$49,574
Cash paid for income taxes, net of refunds of $509 and $1,344	$684	$1,260

Supplemental schedule of non-cash investing and financing activities
Assumption of mortgage debt through acquisition of investment property	$41,717	$16,000
Accrued contingent consideration through acquisition of investment property	9,714	—
Net assets transferred at sale of real estate investments	3,894	2,007
Net assets acquired at purchase of real estate investments	3,102	2,290
Property surrendered in extinguishment of debt	2,440	—
Assumption of lender held escrows through acquisition of investment property	586	—
Net equity distributed to Highlands REIT, Inc. (net of cash contributed)	—	129,910
Mortgage assumed by buyer through disposition of investment properties	—	131,189
Like-kind exchange of real estate:
Restricted cash used in purchase of investment properties	39,800	—
Restricted cash proceeds from sale of investment properties	39,760	—

See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Unaudited)

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of these interim consolidated financial statements ("Quarterly Report") should refer to the audited consolidated financial statements of InvenTrust Properties Corp. (the "Company") as of and for the year ended December 31, 2016, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 ("Annual Report"), as certain note disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary (consisting of normal recurring accruals, except as otherwise noted) for a fair presentation have been included in these consolidated financial statements.
1. Organization
The Company was incorporated as Inland American Real Estate Trust, Inc. in October 2004, as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust ("REIT") for federal tax purposes. The Company changed its name to InvenTrust Properties Corp. in April 2015. The Company was formed to own, manage, acquire and develop a diversified portfolio of commercial real estate located throughout the United States and to own properties in development and partially own properties through joint ventures, as well as investments in marketable securities and other assets. The Company no longer owns a diversified portfolio and is now focused on being a multi-tenant retail platform. As used in these Notes and throughout this Quarterly Report on Form 10-Q, the terms "Company," "InvenTrust," "we," "us," or "our" mean InvenTrust Properties Corp. and its wholly owned and unconsolidated joint venture investments.
Unless otherwise noted, all dollar amounts are stated in thousands, except share, per share, square foot and per square foot amounts.
Segment Reporting
Following the Highlands REIT, Inc. ("Highlands") spin-off and sale of the student housing platform, University House Communities Group, Inc. ("University House"), in 2016, as disclosed in the Company's Annual Report, the Company no longer has a non-core or student housing segment, respectively, as previously reported. Highlands and the Company operate independently as two separate companies, each having their own management team and board of directors. In addition, the Company disposed of its remaining non-core asset, Worldgate Plaza, on August 30, 2017, which represented the conclusion of the Company's strategic shift away from assets not classified as multi-tenant retail. These previously reported segments were classified as discontinued operations as they represented a strategic shift that had a major effect on the Company's operations and financial results. The assets and liabilities related to discontinued operations were separately classified on the consolidated balance sheet as of December 31, 2015, and the operations were classified as net income from discontinued operations on the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2016.
With the completion of the University House sale and Highlands spin-off in 2016 as well as the disposal of Worldgate Plaza in 2017, the Company is now fully focused on investing in a multi-tenant retail platform as described above. In addition, the Company's assets now have similar characteristics, such as tenant type and economic performance, are all multi-tenant retail assets, and the Company does not distinguish its principal business or group its operations on a geographical basis for measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with GAAP as of September 30, 2017.
The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly owned subsidiaries. Subsidiaries generally consist of limited liability companies (LLCs) and limited partnerships (LPs). All significant intercompany balances and transactions have been eliminated.
Each multi-tenant retail asset is owned by a separate legal entity which maintains its own books and financial records, and each separate legal entity's assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in "Note 7. Debt".
As of September 30, 2017, the Company's multi-tenant retail portfolio included 70 wholly owned multi-tenant retail assets with 12,253,822 square feet, of which approximately 94.4% was occupied, two consolidated multi-tenant retail assets considered Parked Assets as legal title was held by a wholly owned subsidiary of an Exchange Accommodation Titleholder (the "EAT") pending completion of a reverse like-kind exchange under Section 1031 of the Internal Revenue Code of 1986 (the "Code") ("Reverse 1031 Exchange") (see "Note 5. Investment in Consolidated and Unconsolidated Entities"), with 501,276 square feet, of which

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Unaudited)

approximately 98% was occupied. In addition, the Company held a significant investment in two operating real estate joint ventures, one of which the Company owns an interest in as well as manages 15 multi-tenant retail assets with 2,977,303 square feet within the joint venture.
As of December 31, 2016, the Company had 72 wholly owned assets, which included 71 multi-tenant retail assets and one non-core office asset. As of September 30, 2016, the Company owned a combined total of 74 assets, which included multi-tenant retail assets and a non-core office asset. As of December 31, 2016 and September 30, 2016, the Company also managed 15 multi-tenant retail assets owned by an unconsolidated joint venture.
2. Basis of Presentation and Recently Issued Accounting Pronouncements
The accompanying consolidated financial statements reflect the consolidated financial position of the Company as of September 30, 2017 and December 31, 2016, the consolidated results of its operations for the three and nine months ended September 30, 2017 and 2016, and the consolidated statement of its cash flows for the nine months ended September 30, 2017 and 2016. These consolidated financial statements have been prepared in accordance with GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, judgments and assumptions are required in a number of areas, including, but not limited to, evaluating the impairment of long-lived assets, allocating the purchase price of acquired assets, determining the fair value of debt and evaluating the collectability of accounts receivable. The Company bases these estimates, judgments and assumptions on historical experience and various other factors that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates.
Reclassifications
Certain reclassifications have been made to the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2016 to conform to the 2017 presentation. These are as follows:

•
the reclassification of fees earned from providing property management, asset management, leasing commissions and other services to our unconsolidated joint venture partnerships from other income to other fee income for the three and nine months ended September 30, 2016 of $1,106 and $3,187, respectively; and

•
the reclassification of depreciation and amortization incurred on corporate level assets from general and administrative expenses to depreciation and amortization of $304 and $778 for the three and nine months ended September 30, 2016, respectively, of which $60 was included as part of net income from discontinued operations for the nine months ended September 30, 2016.

In addition, certain reclassifications have been made to the consolidated balance sheet as of December 31, 2016 and the consolidated statements of operations and comprehensive income for the nine months ended September 30, 2017 to reflect the results of Worldgate Plaza (sold on August 30, 2017), and for the three and nine months ended September 30, 2016 to reflect the results of Highlands (spun off on April 28, 2016), University House (sold on June 21, 2016) and Worldgate Plaza as discontinued operations.
Recently Issued Accounting Pronouncements Adopted
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-01, Clarifying the Definition of a Business, with the objective of providing guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The revised guidance will result in most of the Company's real estate transactions being classified as asset acquisitions and asset disposals. The guidance is effective beginning January 1, 2018. Early adoption is permitted. The Company early adopted ASU No. 2017-01 as of October 1, 2016.
In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, which outlines improvements to employee share-based payment accounting. The new standard impacts certain aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. The Company has concluded that its adoption of ASU No. 2016-09, as issued, did not have a significant impact on the consolidated financial statements. The Company adopted ASU No. 2016-08 as of January 1, 2017.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Unaudited)

Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those promised goods or services. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective, although it will not affect the accounting for revenue deemed to be related to lease components of contracts. In April 2015, the FASB approved an amendment to the ASU, deferring the effective date one year to annual reporting periods beginning after December 15, 2017 for public entities. The standard permits the use of either the retrospective or cumulative effect transition method. Early adoption is prohibited. Most significantly for the real estate industry, revenue deemed to be related to non-lease components of contracts is within the scope of the new standard. A majority of the Company’s tenant-related revenue is related to lease components, and will be governed by the recently issued leasing guidance discussed below. As a result, while the total revenue recognized over time would not differ under the new guidance, the recognition pattern and presentation of revenue related to non-lease components would be different. The Company anticipates expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts with customers that are subject to this guidance. However, the Company may elect certain practical expedients of the recently issued leasing guidance. As a result, the Company may generally not need to revisit historical accounting for leases executed prior to the leasing guidance effective date, which will be effective for annual reporting periods beginning after December 15, 2018.
The Company intends to implement the standard retrospectively with the cumulative effect (if any) recognized in retained earnings at the date of initial application. The Company will utilize the single practical expedient available and apply the guidance to new and existing contracts entered into subsequent to the date of initial application. The Company has completed a preliminary review of this standard to identify and document specific areas that will be affected by its adoption. In addition to revenue deemed to be related to non-lease components, the recognition of other fee income on the consolidated statements of operations and comprehensive income will be governed primarily by the new standard. The Company is continuing to evaluate this guidance and it does not expect its adoption will have a significant impact on the consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 will be effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017. Entities may early adopt the provisions related to the recognition of changes in fair value of financial liabilities. Entities must apply the standard using a cumulative effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company’s investments in marketable securities on the consolidated balance sheets are currently classified as available-for-sale and measured at fair value each reporting period. Changes in fair value are currently recorded through comprehensive income. As of the date of adoption, all unrealized gains or losses on available-for-sale equity securities will be reclassified to beginning retained earnings in the year of adoption. All subsequent changes in the fair value of the Company’s investments that have readily determinable fair values will be recognized through net income. The Company will continue to evaluate the impact of this guidance until adoption.
In February 2016, the FASB issued ASU No. 2016-02, Leases, amending the existing guidance for lease accounting for both parties to a lease contract (i.e. lessees and lessors). For lessees, the new standard requires application of a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset ("ROU") and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. For lessors, the new standard requires accounting for leases using a method that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Unaudited)

leases. ASU No. 2016-02 will be effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted as of the standard's issuance date. The new standard requires a modified retrospective transition method for all leases existing at the date of initial application, with an option to use certain practical expedients available.
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
As a lessee, the Company believes the most significant change relates to the recognition of a new ROU asset and lease liability on the consolidated balance sheets for its corporate office leases, as well as a ground lease agreement where the Company is the lessee (see Note 12). Currently, the Company accounts for both the office and the ground lease arrangement as operating leases and they are not material to the Company’s consolidated financial statements.
As a lessor, the Company believes substantially all of the Company's leases will continue to be classified as operating leases under the new standard. Common area maintenance ("CAM"), utility recovery services, and non-routine major maintenance provided for in tenant lease contracts will be accounted for as non-lease components within the scope of the new revenue standard. As a result, we will be required to recognize revenues associated with tenant leases separately from revenues associated with CAM, utility recovery services, or non-routine major maintenance. The Company also has certain lease arrangements with its tenants for space at its retail assets in which the contractual amounts due under the lease from the lessee are not allocated between the rental and expense reimbursement components ("Gross Leases"). Presently, the aggregate revenue earned under Gross Leases is classified as rental income in the consolidated statements of operations. Under the new standard, the Company anticipates it will be required to allocate the embedded revenue associated with these reimbursements under its Gross Leases, which represent an immaterial portion of the Company’s lease portfolio, and separately present such amounts in its consolidated statements of operations. Lastly, due to the new standard’s narrowed definition of initial direct costs, the Company expects to expense as incurred certain lease origination costs currently capitalized and amortized to expense over the lease term. However, the Company does not believe this change will have a material impact on its consolidated financial statements. The Company will continue to evaluate the impact of this guidance until adoption on January 1, 2019.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows. This guidance is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The core principle of the ASU requires the classification of eight specific issues identified under Accounting Standards Codification ("ASC") ASC 230, Statement of Cash Flows, to be presented as either financing, investing or operating, or some combination thereof, depending upon the nature of the cash flows. ASU No. 2016-15 will be effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017, and early adoption is permitted. Entities are required to use a retrospective transition method for each period presented. Of the eight specific issues identified, the following clarifications are most pertinent to the Company: (a) cash payments for debt prepayment and extinguishment costs are presented as cash outflows from financing activities; (b) cash proceeds from the settlement of insurance claims are presented based on the nature of the loss; (c) distributions from equity method investments must be classified as investing or operating, or some combination thereof, based on an accounting policy election. The Company’s current presentation of cash payments for debt prepayment and extinguishment costs and cash proceeds from the settlement of insurance claims is in accordance with the standard. The Company currently utilizes the nature of the distribution approach regarding distributions from equity method investments, which will be formalized as an accounting policy in accordance with the standard. Under this approach, each distribution is evaluated on the basis of the source of the payment and classified as either operating cash inflows or investing cash inflows. The Company anticipates the adoption of this standard on January 1, 2018, and does not expect its adoption will have a significant impact on the consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows. The guidance is intended to reduce the existing diversity in practice of how certain transfers between cash and restricted cash are classified as operating, investing, or financing activities within the statement of cash flows. ASU No. 2016-18 will be effective for annual reporting periods beginning after December 31, 2017, and interim periods within those fiscal years. Early adoption is permitted. This guidance requires a retrospective transition method of adoption for each period presented. Under the standard, entities are required to explain the changes in the combined total of restricted and unrestricted cash in the statement of cash flows. As a result, a transfer between restricted and

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Unaudited)

unrestricted cash accounts will not be reported as a cash flow. All cash receipts/payments with third parties directly to/from restricted cash accounts will be reported as operating, investing, or financing cash flows, as appropriate.
In February 2017, the FASB issued ASU No. 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets. The new guidance is required to be adopted concurrently with the amendments in ASU 2014-09, Revenue from Contracts with Customers. The standard, which adds guidance for partial sales of nonfinancial assets and clarifies the scope of Subtopic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets, applies to the derecognition of all nonfinancial assets (including real estate) for which the counterparty is not a customer. Public entities should apply the amendments in this standard to annual periods beginning after December 15, 2017, including interim periods within those periods. The Company anticipates the adoption of this standard on January 1, 2018, and does not expect its adoption will have a significant impact on the consolidated financial statements.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. This guidance is intended to better align financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides the option of early adopting the new standard using a modified retrospective transition method in any interim period, or alternatively requires adoption for fiscal years beginning after December 15, 2018. This adoption method will require the Company to recognize the cumulative effect of initially applying the ASU as an adjustment to accumulated comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that it adopts the update. The Company is continuing to evaluate this guidance and does not expect its adoption will have a significant impact on the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Unaudited)

3. Acquired Assets
The Company records identifiable assets, liabilities and noncontrolling interests acquired at fair value. During the nine months ended September 30, 2017, the Company acquired six wholly owned and two consolidated multi-tenant retail assets for a gross acquisition price of $633,425. Under the newly adopted ASU No. 2017-01, the Company determined these transactions should be accounted for as acquisitions of assets. Accordingly, the Company capitalized transaction costs of approximately $524 and $1,692, respectively, during the three and nine months ended September 30, 2017.
The following table reflects the multi-tenant retail assets acquired during the nine months ended September 30, 2017.

Asset	Location	Acquisition Date	Gross Acquisition Price	Square Feet
Campus Marketplace (a)	San Marcos, CA	1/6/2017	$73,350	144,000
Paraiso Parc and Westfork Plaza	Pembroke Pines, FL	2/1/2017	163,000	386,000
The Shops at Town Center	Germantown, MD	2/21/2017	53,550	125,000
Cary Park Town Center	Cary, NC	8/14/2017	25,000	93,000
The Parke	Cedar Park, TX	8/18/2017	112,250	364,000
The Plaza Midtown	Atlanta, GA	8/18/2017	31,800	70,000
River Oaks (b)	Santa Clarita, CA	9/14/2017	115,000	275,000
Kyle Marketplace (b)	Kyle, TX	9/21/2017	59,475	226,000
			$633,425	1,683,000

(a)
As part of this acquisition, the Company assumed mortgage debt of $41,717 as reported within non-cash financing activities on the consolidated statements of cash flows for the nine months ended September 30, 2017.

(b)
These assets are held at a wholly owned subsidiary of the EAT as Parked Assets in anticipation of completing a Reverse 1031 Exchange in 2018 (See "Note 5. Investment in Consolidated and Unconsolidated Entities")

The following table summarizes the estimated fair value of the multi-tenant retail assets acquired and liabilities assumed for the nine months ended September 30, 2017, as listed above.

2017 Acquisitions
Land	$125,990
Building and other improvements	440,204
Total investment properties	566,194
Intangible assets (a)	69,306
Intangible liabilities (b)	(19,099)
Net other assets and liabilities	17,024
Total fair value of assets acquired and liabilities assumed	$633,425

(a)	Intangible assets include in-place leases and above market leases.

(b)	Intangible liabilities include below market leases.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Unaudited)

The following table reflects the multi-tenant retail assets acquired during the nine months ended September 30, 2016 that were accounted for as business combinations.

Asset	Location	Acquisition Date	Gross Acquisition Price	Square Feet
Shops at the Galleria	Bee Cave, TX	4/1/2016	$132,000	538,000
Renaissance Center (a)	Durham, NC	4/1/2016	129,200	363,000
Stevenson Ranch	Stevenson, CA	4/15/2016	72,500	187,000
The Pointe at Creedmoor	Raleigh, NC	7/12/2016	16,977	60,000
Windward Commons	Alpharetta, GA	8/23/2016	27,650	117,000
Old Grove Marketplace	Oceanside, CA	8/25/2016	23,250	81,000
			$401,577	1,346,000

(a)
As part of this acquisition, the Company assumed mortgage debt of $16,000 as reported within non-cash financing activities on the consolidated statements of cash flows for the nine months ended September 30, 2016.

The following table summarizes the estimated fair value of the multi-tenant retail assets acquired and liabilities assumed for the nine months ended September 30, 2016, as listed above.

2016 Acquisitions
Land	$141,215
Building and other improvements	239,149
Total investment properties	380,364
Intangible assets (a)	37,432
Intangible liabilities (b)	(16,477)
Net other assets and liabilities	258
Total fair value of assets acquired and liabilities assumed	$401,577

(a)	Intangible assets include in-place leases and above market leases.

(b)	Intangible liabilities include below market leases.
For assets acquired during the nine months ended September 30, 2016 and accounted for as business combinations, the Company recorded total income of $8,025 and $14,804, respectively, for the three and nine months ended September 30, 2016. In addition, the Company recorded net income of $1,464 and $2,460, respectively, excluding acquisition costs expensed as general and administrative expense of $239 and $1,009, respectively, for the three and nine months ended September 30, 2016.
The assets acquired are included in the Company's results of operations based on their date of acquisition. The following unaudited pro-forma results of operations reflect these transactions as if each had occurred on January 1, 2016. The pro-forma information is not necessarily indicative of the results that actually would have occurred nor does it indicate future operating results.

	Three months ended September 30, 2016	Nine months ended September 30, 2016
Total income	$61,236	$192,581
Net income from continuing operations	$29,818	$65,667

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Unaudited)

4. Disposed Assets
The Company sold six multi-tenant retail assets and one non-core asset during the nine months ended September 30, 2017 for an aggregate gross disposition price of $206,130 and generated net proceeds from the sale of those assets of $162,512. The Company sold 24 retail assets, one non-core asset, and University House during the nine months ended September 30, 2016 for an aggregate gross disposition price of $1,887,550 and generated net proceeds from those sales of $1,533,492.
Continuing operations, multi-tenant retail assets
The following multi-tenant retail assets were sold during the nine months ended September 30, 2017. The Company recognized a net gain on sale from these six assets of $7,253 and $21,634, respectively, for the three and nine months ended September 30, 2017.

Asset	Location	Disposition Date	Gross Disposition Price	Square Feet
Penn Park	Oklahoma City, OK	1/10/2017	$29,050	242,000
Sparks Crossing	Sparks, NV	5/19/2017	40,280	336,000
Lincoln Village	Chicago, IL	6/23/2017	30,000	164,000
Pavilions at Hartman Heritage	Independence, MO	7/31/2017	21,700	223,000
Legacy Crossing	Marion, OH	7/31/2017	10,250	134,000
Heritage Plaza	Chicago, IL	9/28/2017	21,350	132,000
			$152,630	1,231,000
In addition, the Company surrendered one asset to the lender (in satisfaction of non-recourse debt) on May 17, 2017. The Company is not aware of any material outstanding commitments and contingencies related to this asset. The Company recognized a gain on debt extinguishment of $882 related to this transaction as part of income from continuing operations for the nine months ended September 30, 2017.
Discontinued operations, disposition of Worldgate Plaza
On August 30, 2017, the Company sold Worldgate Plaza, the Company's remaining non-core office asset for a gross disposition price of $53,500, and recognized a gain on the sale of this asset of $10,115 as part of income from discontinued operations on the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2017.
The major classes of assets and liabilities of discontinued operations as of December 31, 2016 were as follows:

December 31, 2016
Assets
Land	$9,564
Building and other improvements	33,003
Total	42,567
Less accumulated depreciation	(2,601)
Net investment properties	39,966
Accounts and rents receivable (net of allowance of $49)	1,566
Deferred costs and other assets	903
Total assets	$42,435
Liabilities
Debt, net	$59,942
Accounts payable and accrued expenses	116
Other liabilities	355
Total liabilities	$60,413

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Unaudited)

The operations reflected in discontinued operations in the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2017 include Worldgate Plaza, and for the three and nine months ended September 30, 2016, includes University House, the Highlands spin-off, and Worldgate Plaza.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Total income	$844	$2,786	$3,855	$90,389
Less:
Depreciation and amortization expense	301	617	1,205	32,231
Other expenses	492	2,084	2,398	38,302
Provision for asset impairment	—	—	—	106,514
Operating income (loss) from discontinued operations	51	85	252	(86,658)
Interest expense, income taxes, and other miscellaneous income	(443)	(1,087)	(1,993)	(15,924)
Equity in earnings of unconsolidated entity	—	—	—	(19)
Gain on sale of investment in unconsolidated entity	—	—	—	1,434
Gain on sale of properties, net	10,115	10,494	10,115	235,780
Loss on extinguishment of debt	(2)	(617)	(2)	(2,826)
Net income from discontinued operations	$9,721	$8,875	$8,372	$131,787

Net income per common share, from discontinued operations, basic and diluted	$0.01	$0.01	$0.01	$0.15
Weighted average number of common shares outstanding, basic and diluted	773,517,492	862,212,317	773,405,710	862,207,903

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Unaudited)

5. Investment in Consolidated and Unconsolidated Entities
Consolidated Entities
During the third quarter of 2017, the Company entered into purchase agreements structured as Reverse 1031 Exchanges in order to acquire River Oaks and Kyle Marketplace. For a Reverse 1031 Exchange in which the Company purchases a new asset that is similar in nature, character, or class prior to selling the asset to be matched in the like-kind exchange (the Company refers to a new asset being acquired in the Reverse 1031 Exchange prior to the sale of the related asset as a "Parked Asset"), legal title to the Parked Asset is held by a wholly owned subsidiary of the EAT engaged to execute the Reverse 1031 Exchange until the sale transaction and the Reverse 1031 Exchange is completed. The Company, through a subsidiary, enters into a master lease agreement with the wholly owned subsidiary of the EAT whereby the EAT leases the Parked Asset and all other rights in connection with the acquisition to the Company. The master lease terminates on the earlier of (i) the date that the Parked Asset is transferred to the Company, or an affiliate, (ii) EAT transfers its ownership in the Parked Asset to the Company, or an affiliate thereof, or (iii) 180 days from the date that the asset was acquired in which title transfers to the Company. The EAT is classified as a variable interest entity ("VIE"), as defined in FASB ASC 810, Consolidation, as it does not have sufficient equity investment at risk to finance its activities without additional subordinated financial support.
River Oaks and Kyle Marketplace were deemed to be VIEs, for which the Company was deemed to be the primary beneficiary as it has the ability to direct the activities of the entities that most significantly impact economic performance and has all of the risks and rewards of ownership. Accordingly, the Company has consolidated River Oaks and Kyle Marketplace.
The following were the assets and liabilities of the consolidated VIEs. The liabilities of the VIEs are not recourse to the Company, and the assets must be used first to settle obligations of the VIEs. As of September 30, 2017, River Oaks and Kyle Marketplace were the Company's only active Reverse 1031 Exchanges.

	September 30, 2017	December 31, 2016
Net investment properties	$167,017	$—
Other assets	17,024	—
Total assets	184,041	—
Other liabilities	10,649	—
Total liabilities	10,649	—
Net assets	$173,392	$—
During the third quarter of 2017, the Company acquired The Plaza Midtown (see "Note 3. Acquired Assets"), consisting of wholly owned multi-tenant retail space, and an undivided interest in certain common elements as tenants-in-common. An undivided interest is an ownership arrangement in which two or more parties jointly own property, and title is held individually to the extent of each party’s interest. The common elements primarily consist of a parking garage adjacent to the wholly owned multi-tenant retail space. The ownership of The Plaza Midtown was deemed to not be subject to joint control, as the other tenant-in-common lacked the ability to effectively participate in the decisions that most significantly impact economic performance of The Plaza Midtown. Accordingly, the Company has applied proportionate consolidation of the common elements. The parking garage had an estimated proportionate fair value of $10,790 at the acquisition date, which has been included in land and building and other improvements of $1,963 and $8,827, respectively, on the consolidated balance sheet as of September 30, 2017.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Unaudited)

Unconsolidated Entities
The entities listed below are owned by the Company and other unaffiliated parties in joint ventures. Net income, distributions and capital transactions for these entities are allocated to the Company and its joint venture partners in accordance with the respective partnership agreements.
The Company analyzed the joint venture agreements and determined that the joint ventures were not VIEs. The Company also considered the joint venture partners' participating rights under the joint venture agreements and determined that the joint venture partners have the ability to participate in major decisions, which equates to shared decision making. Accordingly, the Company has significant influence but does not control the joint ventures. Therefore, these joint ventures are not consolidated by the Company and the equity method of accounting is used to account for these investments. Under the equity method of accounting, the net equity investment of the Company and the Company's share of net income or loss from the unconsolidated entity are reflected in the consolidated balance sheets and the consolidated statements of operations and comprehensive income.

			Carrying Value of Investment as of
Entity	Description	Ownership %	September 30, 2017	December 31, 2016
IAGM Retail Fund I, LLC	Multi-tenant retail shopping centers	55%	$128,778	$126,090
Downtown Railyard Venture, LLC	Land development	90%	56,429	52,365
Other unconsolidated entities	Various real estate investments	Various	(111)	273
			$185,096	$178,728
During the three and nine months ended September 30, 2017, the Company received a final distribution from one unconsolidated entity of $366, which reduced the Company's investment in the unconsolidated entity to zero as of September 30, 2017. No gain or loss was recognized as part of the transaction.
A gain on the sale of a joint venture for the development of a student housing community of $1,434 was recorded for the nine months ended September 30, 2016 and is included as part of net income from discontinued operations on the consolidated statements of operations and comprehensive income.
Combined Financial Information
The following tables present the combined condensed financial information for the Company's unconsolidated entities.

	September 30, 2017	December 31, 2016
Assets:
Real estate assets, net of accumulated depreciation	$624,500	$628,667
Other assets	77,869	71,288
Total assets	$702,369	$699,955
Liabilities and equity:
Mortgage debt	311,525	311,378
Other liabilities	61,487	65,225
Equity	329,357	323,352
Total liabilities and equity	$702,369	$699,955
Company's share of equity	$198,044	$192,124
Excess of the net book value, net, of underlying assets over the cost of investments (net of accumulated amortization of $2,677 and $2,229, respectively)	(12,948)	(13,396)
Carrying value of investments in unconsolidated entities	$185,096	$178,728

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues	$15,543	$15,420	$49,307	$52,554
Expenses:
Interest expense and loan cost amortization	3,505	3,334	10,032	9,972
Depreciation and amortization	6,234	6,325	18,848	20,992
Operating expenses, ground rent and general and administrative expenses	5,193	4,398	17,463	15,064
Total expenses	14,932	14,057	46,343	46,028
Net income	$611	$1,363	$2,964	$6,526

Company's share of net income (loss), net of excess basis depreciation of $130, $130, $390 and $390, respectively	$648	$(152)	$1,895	$3,107
Distributions from unconsolidated entities in excess of the investments' carrying value	—	4,001	—	4,632
Equity in earnings of unconsolidated entities	$648	$3,849	$1,895	$7,739
The unconsolidated entities had total third party debt of $311,525 at September 30, 2017 that matures as follows:

Maturities during the year ended December 31,	Amount
2017	$—
2018	203,931
2019	16,247
2020	—
2021	22,984
Thereafter	68,363
$311,525
Of the total outstanding debt related to assets held by the Company's unconsolidated joint ventures, approximately $23,000 is recourse to the Company and matures in 2018. It is anticipated that the joint ventures will be able to repay or refinance all of their debt on a timely basis.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Unaudited)

6. Investment in Marketable Securities
Investment in marketable securities of $35,547 and $183,883 at September 30, 2017 and December 31, 2016, respectively, consists primarily of preferred and common stock investments in other REITs and certain real estate related bonds which are classified as available-for-sale securities and recorded at fair value. The cost basis net of impairments of available-for-sale securities was $21,322 and $125,311 as of September 30, 2017 and December 31, 2016, respectively. The Company recognized net proceeds from sales of marketable securities of $140,171 during the nine months ended September 30, 2017.
Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. The Company has net accumulated comprehensive income related to its marketable securities portfolio of $14,225 and $58,572, which includes gross unrealized losses of $36 and $598 related to its marketable securities as of September 30, 2017 and December 31, 2016, respectively. Securities with gross unrealized losses have a related fair value of $0 and $1,204 as of September 30, 2017 and December 31, 2016, respectively.
The Company’s policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and believes that decline to be other-than-temporary. Factors in the assessment of other-than-temporary impairment include determining whether (1) the Company expects the value of the security to recover, (2) the Company has the ability and intent to hold the security until it recovers, and (3) the length of time and degree to which the security’s price has declined. The Company recorded no impairment on available-for-sale securities for the three and nine months ended September 30, 2017. Other-than-temporary impairment to available-for-sale securities of $1,327 was recorded for the three and nine months ended September 30, 2016 as part of continuing operations in interest and dividend income on the consolidated statements of operations and comprehensive income.
Dividend income is recognized when earned. During the three and nine months ended September 30, 2017, dividend income of $350 and $2,582, respectively, was recognized and is included as part of continuing operations in interest and dividend income on the consolidated statements of operations and comprehensive income. During the three and nine months ended September 30, 2016, $2,650 and $7,950, respectively, was recognized and is included as part of continuing operations in interest and dividend income on the consolidated statements of operations and comprehensive income.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Unaudited)

7. Debt
Mortgages payable
As of September 30, 2017 and December 31, 2016, the Company had the following mortgages payable outstanding:

	September 30, 2017	December 31, 2016
Mortgages payable (a)	$370,029	$374,796
Premium, net of accumulated amortization	538	—
Discount, net of accumulated amortization	(204)	(317)
Debt issuance costs, net of accumulated amortization	(1,704)	(1,772)
Total mortgages payable, net	$368,659	$372,707

(a)
Mortgages payable had fixed interest rates (for both conforming loans and loans in default) ranging from 3.49% to 10.45%, with a weighted average interest rate of 5.11% as of September 30, 2017, and 3.49% to 11.24%, with a weighted average interest rate of 4.85%, as of December 31, 2016.

Some of the mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions and distribution limitations. As of September 30, 2017, the Company was in compliance with all mortgage loan requirements except two loans in default with an aggregate carrying value of $43,187, both of which matured during the nine months ended September 30, 2017. As of December 31, 2016, the Company was in compliance with all mortgage loan requirements except one loan with a carrying value of $3,151, which matured in 2016. During 2017, the underlying multi-tenant retail asset was surrendered to the lender, as described in "Note 4. Disposed Properties". These loans are not cross-collateralized with any other mortgage loans and are not recourse to the Company.
The following table shows the scheduled maturities of the Company's mortgages payable as of September 30, 2017, for the remainder of 2017, each of the next four years, and thereafter.

	Maturities during the year ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Mortgages payable	$43,187	$59,575	$—	$41,000	$12,894	$213,373	$370,029
The Company has the ability to repay, refinance or extend any of its debt, and the Company believes it has adequate sources of funds to meet short-term cash needs related to these refinancings or extensions. It is anticipated that the Company will use proceeds from sales, cash on hand, available capacity on term loan and line of credit, if any, to repay, refinance or extend the debt maturing in the near term. Of the total outstanding mortgages payable, approximately $3,000 is recourse to the Company at September 30, 2017 and is related to a wholly owned multi-tenant retail asset, and approximately $23,000 of mortgages payable related to multi-tenant retail assets owned by IAGM Retail Fund I, LLC is recourse to the Company at September 30, 2017.
During the nine months ended September 30, 2017, the Company assumed mortgage debt of $41,717 on one acquisition as part of non-cash financing activities.
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
The term loan credit facility consists of two tranches: a five-year tranche maturing on January 15, 2021, and a seven-year tranche maturing on November 5, 2022. Interest rates are based on the Company's total leverage ratio. Based upon the Company's total leverage ratios, the five- and seven-year tranches bear interest at rates of 1-Month LIBOR plus 1.3% and 1-Month LIBOR plus 1.6%, respectively. As of September 30, 2017, the Company has swapped $150,000 of variable rate debt on the five-year tranche to fixed rate debt through two interest rate swaps.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Unaudited)

The term loan credit facility is subject to maintenance of certain financial covenants. As of September 30, 2017 and December 31, 2016, the Company was in compliance with all of the covenants and default provisions under the credit agreement.
On February 3, 2015, the Company entered into an amended and restated credit agreement for a $300,000 unsecured revolving line of credit with KeyBank National Association, JP Morgan Chase Bank National Association and other financial institutions. The accordion feature allows the Company to increase the size of its unsecured line of credit up to $600,000, subject to certain conditions. The unsecured revolving line of credit matures on February 2, 2019 and contains one twelve-month extension option that the Company may exercise upon payment of an extension fee equal to 0.15% of the commitment amount on the maturity date and subject to certain other conditions. The unsecured revolving line of credit bears interest at a rate equal to 1-Month LIBOR plus 1.40% and requires the maintenance of certain financial covenants. The Company had $300,000 available under the revolving line of credit as of September 30, 2017.
The credit facility is subject to maintenance of certain financial covenants. As of September 30, 2017 and December 31, 2016, the Company was in compliance with all of the covenants and default provisions under the credit agreement.
As of September 30, 2017 and December 31, 2016, the Company had the following borrowings outstanding under its term loan credit facility:

	September 30, 2017		December 31, 2016
	Aggregate Principal Balance	Interest Rate	Aggregate Principal Balance	Interest Rate	Maturity Date
5 year - swapped to fixed rate (a)	$90,000	1.3510%	$90,000	1.3510%	1/15/2021
5 year - swapped to fixed rate (b)	60,000	1.3525%	60,000	1.3525%	1/15/2021
5 year - variable rate (c)	50,000	2.5372%	50,000	1.9167%	1/15/2021
7 year - variable rate (d)	100,000	2.8372%	100,000	2.2167%	11/5/2022
Total unsecured term loans	300,000		300,000
Issuance costs, net of accumulated amortization	(1,704)		(2,044)
	$298,296		$297,956

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

(c)	Interest rate reflects 1-Month LIBOR plus 1.3% as of September 30, 2017 and December 31, 2016.

(d)	Interest rate reflects 1-Month LIBOR plus 1.6% as of September 30, 2017 and December 31, 2016.

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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at September 30, 2017
Assets	Level 1	Level 2	Level 3
Available-for-sale marketable securities	$35,224	$—	$—
Real estate related bonds	—	323	—
Derivative interest rate swaps	—	913	—
Total assets	$35,224	$1,236	$—

	Fair Value Measurements at December 31, 2016
Assets	Level 1	Level 2	Level 3
Available-for-sale marketable securities	$182,569	$—	$—
Real estate related bonds	—	1,314	—
Derivative interest rate swaps	—	487	—
Total assets	$182,569	$1,801	$—
Level 1
At September 30, 2017 and December 31, 2016, the fair value of the available-for-sale marketable equity securities have been estimated based upon quoted market prices. Unrealized gains or losses on investment are reflected in unrealized gain (loss) on investment securities in comprehensive income on the consolidated statements of operations and comprehensive income.
Level 2
To calculate the fair value of the real estate related bonds and the derivative interest rate instruments, the Company primarily uses quoted prices for similar securities and contracts. For the real estate related bonds, the Company reviews price histories for similar market transactions. For the derivative interest rate instruments, the Company uses inputs based on data that is observed in the forward yield curve which is widely observable in the marketplace.  The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Unaudited)

measurements which utilizes Level 3 inputs, such as estimates of current credit spreads. However, as of September 30, 2017 and December 31, 2016, the Company determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of September 30, 2017 and December 31, 2016, the Company had outstanding interest rate swap agreements with an aggregate notional value of $150,000.
Level 3
At September 30, 2017 and December 31, 2016, the Company had no Level 3 recurring fair value measurements.
Nonrecurring Measurements
The following table summarizes activity for the Company’s assets measured at fair value on a nonrecurring basis. The Company recognized certain impairment charges to reflect the investments at their fair values for the three and nine months ended September 30, 2017 and 2016. The asset groups that were reflected at fair value through this evaluation are:

	For the three months ended September 30,
	2017		2016
	Level 3	Impairment Losses	Level 3	Impairment Losses
Investment properties, continuing operations	$—	$—	$27,173	$2,818
Investment properties, discontinued operations	—	—	—	—
Total		$—		$2,818

	For the nine months ended September 30,
	2017		2016
	Level 3	Impairment Losses	Level 3	Impairment Losses
Investment properties, continuing operations	$36,676	$16,440	$66,323	$11,208
Investment properties, discontinued operations	—	—	584,358	106,514
Total		$16,440		$117,722
Investment properties, continuing operations
During the three and nine months ended September 30, 2017, the Company identified certain assets which may have a reduction in the expected holding period and reviewed the probability of these assets' disposition. The Company's estimated fair value relating to the investment assets' impairment analyses was based on broker opinions of value and letters of intent and 10-year discounted cash flow models, which include estimated inflows and outflows over a specific holding period and estimated net disposition proceeds at the end of the 10-year period. The cash flows consist of observable inputs such as contractual revenues and unobservable inputs such as forecasted revenues and expenses and estimated net disposition proceeds at the end of the 10-year period. These unobservable inputs are based on market conditions and the Company’s expected growth rates. As a result, during the nine months ended September 30, 2017, the Company recorded a provision for asset impairment of $16,440 in continuing operations on three multi-tenant retail assets based on broker opinions of value and letters of intent. There was no provision for asset impairment recorded for the three months ended September 30, 2017.
During the three and nine months ended September 30, 2016, the Company identified certain assets which may have a reduction in the expected holding period and reviewed the probability of these assets' disposition. The Company's estimated fair value relating to the investment assets' impairment analyses was based on purchase contracts. As a result, during the three and nine months ended September 30, 2016, the Company recorded a provision for asset impairment of $2,818 and $11,208, respectively, in continuing operations on three multi-tenant retail assets.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Unaudited)

Investment properties, discontinued operations
In connection with the Highlands spin-off during the nine months ended September 30, 2016, as disclosed in the Company's Annual Report, the Company evaluated Highlands as a disposal group for impairment. The Company's estimated fair value relating to the disposal group's impairment analysis was based on 10-year discounted cash flow models, which include estimated inflows and outflows over a specific holding period and estimated net disposition proceeds at the end of the 10-year period. The cash flows consist of observable inputs such as contractual revenues and unobservable inputs such as forecasted revenues and expenses and estimated net disposition proceeds at the end of the 10-year period. These unobservable inputs are based on market conditions and the Company’s expected growth rates.
As of the spin date, capitalization rates ranging from 6.75% to 10.00% and discount rates ranging from 7.75% to 15.25% were utilized in the model and were based upon observable rates that the Company believed to be within a reasonable range of current market rates. As a result of this analysis, the Company recorded a provision for asset impairment related to the Highlands spin-off of $76,583 for the nine months ended September 30, 2016.
During the nine months ended September 30, 2016, the Company identified one non-core office asset which may have a reduction in the expected holding period and reviewed the probability of this asset's disposition. The Company's estimated fair value relating to this asset's impairment analysis was based on a ten-year undiscounted cash flow model. Capitalization rates ranging from 6.75% to 7.00% and discount rates ranging from 7.00% to 8.00% were utilized in the model and were based upon observable rates that the Company believed to be within a reasonable range of market rates. As a result of this analysis, the Company recorded a provision for asset impairment of $29,931 on this asset, for a total provision for asset impairment of $106,514 in discontinued operations for the nine months ended September 30, 2016. There was no provision for asset impairment recorded as part of discontinued operations for the three months ended September 30, 2016.
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the Company's consolidated financial statements as of September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$370,029	$372,418	$434,746	$435,513
Line of credit and term loan	$300,000	$299,760	$300,000	$299,741
The Company estimated the fair value of its mortgages payable using a weighted average effective market interest rate of 4.19% as of September 30, 2017 compared to 5.07% as of December 31, 2016.
The fair value estimate of the line of credit and term loan approximates the carrying value due to limited market volatility in pricing. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company's. As a result, the Company used a weighted average interest rate of 3.21% as of September 30, 2017 compared to 3.15% as of December 31, 2016 to estimate the fair value of its line of credit and term loan. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Unaudited)

9. Income Taxes
The Company has elected and has operated as such to qualify to be taxed as a REIT under the Code, commencing with the tax year ended December 31, 2005. So long as it qualifies as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed currently to stockholders. A REIT is subject to a number of organizational and operational requirements including a requirement that it currently distribute at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders each year. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates and would not be able to re-elect REIT during the four years following the year of the failure. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.
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
For the three and nine months ended September 30, 2017, income tax benefit of $2 and $6, respectively, was included in net income from discontinued operations on the consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2016, income tax expense of $90 and $279, respectively, was included in net income from discontinued operations on the consolidated statements of operations and comprehensive income.
10. Earnings per Share
Basic earnings per share ("EPS") are computed using the two-class method by dividing net income by the weighted average number of common shares outstanding for the period (the "common shares"). Diluted EPS is computed using the treasury method if more dilutive, by dividing net income by the common shares plus potential common shares issuable upon exercising options or other contracts. The following table reconciles the amounts used in calculating basic and diluted income per share.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income from continuing operations	$12,244	$28,444	$49,609	$94,640
Net income from discontinued operations	9,721	8,875	8,372	131,787
Net income	$21,965	$37,319	$57,981	$226,427

Weighted average shares outstanding, basic and diluted	773,517,492	862,212,317	773,405,710	862,207,903

Income from continuing operations allocated to common stockholders per share	$0.02	$0.03	$0.06	$0.11
Income from discontinued operations allocated to common stockholders per share	$0.01	$0.01	$0.01	$0.15
Net income per common share, basic and diluted	$0.03	$0.04	$0.07	$0.26

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Unaudited)

11. Stock-Based Compensation
Incentive Award Plan
Effective June 19, 2015, the Company's board of directors adopted and approved the InvenTrust Properties Corp. 2015 Incentive Award Plan (as amended, the "Incentive Award Plan"), under which the Company may grant cash and equity incentive awards to eligible employees, directors, and consultants. Under the Incentive Award Plan, the Company is authorized to grant up to 30,000,000 shares of the Company's common stock pursuant to awards under the plan. At September 30, 2017, 24,714,297 shares were available for future issuance under the Incentive Award Plan. A summary of the Company's restricted stock unit activity as of September 30, 2017 is as follows:

	Restricted Stock Units	Share Price at Grant Date
Outstanding at December 31, 2016	1,646,523	(a)
Restricted stock units granted in 2017	35,829	$3.14
Restricted stock units granted in 2017	1,964,442	3.29
Restricted stock units vested, granted in 2015	(25,498)	4.00
Restricted stock units vested, granted in 2016	(191,009)	3.14
Restricted stock units vested, granted in 2017	(11,824)	3.14
Restricted stock units vested, granted in 2017	(87,677)	3.29
Restricted stock units forfeited, granted in 2015	(10,643)	4.00
Restricted stock units forfeited, granted in 2016	(67,694)	3.14
Restricted stock units forfeited, granted in 2017	(7,929)	3.29
Outstanding at September 30, 2017	3,244,520	(a)

(a)
The weighted average grant date price per share of common stock underlying the unvested restricted stock units based on total outstanding restricted stock units as of September 30, 2017 and December 31, 2016 was $3.29.

At September 30, 2017, there was $6,917 of total unrecognized compensation expense for unvested stock-based compensation arrangements granted under the Incentive Award Plan for 1,403,736, 1,273,622 and 567,162 unvested shares vesting in 2017, 2018 and 2019, respectively. Stock-based compensation expense is amortized on a straight-line basis over the vesting period. The Company recognized stock-based compensation expense of $1,616 and $4,325 for the three and nine months ended September 30, 2017, respectively, and $1,247 and $2,583 for the three and nine months ended September 30, 2016, respectively, related to the Incentive Award Plan. The Company has elected to account for stock-based compensation forfeitures as they occur.
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
As previously disclosed in our Quarterly Report for the quarter ended June 30, 2017, on September 6, 2013, a former tenant at the Legacy Corner Apartments property in Midwest City, Oklahoma filed a complaint in the District Court of Oklahoma County against the Company and other named defendants, Case No. CJ-2013-5011, alleging premises liability and negligent maintenance. At December 31, 2016, based on the facts and circumstances of this case, the Company believed it had a viable defense and was prepared to defend the suit vigorously. Due to the pendency of the Company's defenses and insurance policies, together with the inherent difficulty and uncertainty of predicting the outcome of litigation generally, the Company did not believe a risk of loss associated with compensatory damages was probable. Furthermore, the Company did not believe a risk of loss associated with punitive damages, which would be awarded due to gross negligence, was probable based on the information known, nor did the Company know what an estimated range of uninsured punitive damages could be. Therefore, at December 31, 2016, no loss contingency amounts related to this case had been accrued.

INVENTRUST PROPERTIES CORP.

Notes to Consolidated Financial Statements
(Unaudited)

The jury trial commenced on April 3, 2017. On April 12, 2017, the jury entered a verdict against the Company’s subsidiary and the other named defendants in favor of the plaintiff of $6,000 in compensatory damages and $6,000 in punitive damages. The compensatory portion of the verdict is fully insured by the Company’s insurance policies. However, the Company's insurance carrier served the Company with a reservation of rights letter stating that insurance coverage may not be provided for punitive damages awarded in this case. As a result, the Company’s potential loss contingency exposure was $6,000. During the quarter ended June 30, 2017, one of the Company's insurance carriers provided a $1,000 payment to the plaintiff.
On July 27, 2017, the plaintiff asserted a demand against the Company’s subsidiary and the other named defendants to settle the lawsuit through arbitration in exchange for an amount less than the total damages awarded. Subsequent to negotiations with the Company's insurance carrier, the Company recorded a $2,447 credit to other expenses related to the partial reversal of its previously recorded loss contingency of $3,000 as of March 31, 2017, to reflect the $553 portion of the final settlement paid by the Company during three months ended September 30, 2017.
Leasing commitments
As of September 30, 2017, one of the Company’s multi-tenant retail assets is subject to a ground lease. The Company records ground rent expense on a straight-line basis over the term of the lease. The lease requires rental payments or rental payment increases based upon the appraised value of the property at specified dates, increases in pricing indexes, or certain financial calculations based on the operations of the respective property. In addition, the Company has non-cancelable operating leases for office space used in its business.
The Company recognized rent expense associated with ground leases of $93 and $160 for the three and nine months ended September 30, 2017, respectively, and $67 and $242 for the three and nine months ended September 30, 2016, respectively. The Company recognized rent expense associated with office space leases of $527 and $1,198 for the three and nine months ended September 30, 2017, respectively, and $359 and $1,052 for the three and nine months ended September 30, 2016, respectively.
Contingent consideration
In connection with the purchase of The Parke, the Company entered into an agreement with the seller whereby up to $17,129 in additional consideration would become payable to the seller upon rent commencement of certain tenants. On August 25, 2017, the Company closed on a portion of the earn-out, resulting in cash transferred to the seller of $7,415. The remaining accrued contingent consideration of $9,714 has been included in other liabilities on the consolidated balance sheet as of September 30, 2017. The Company recognized the contingent consideration related to the asset upon acquisition and included the initial measurement of the contingent considerations in the cost of the acquired assets.
13. Subsequent Events
There were no material events subsequent to September 30, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report, other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This includes statements about the Company's plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "guidance," "predict," "potential," "continue," "likely," "will," "would," "illustrative," "should" and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us based on our knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements.
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties and factors set forth in our filings with the U.S. Securities and Exchange Commission ("SEC"), including our Annual Report for the year ended December 31, 2016, as may be updated in this Quarterly Report and other quarterly and current reports, which are on file with the SEC and available at the SEC’s website (http://www.sec.gov). Such risks and uncertainties, among others, include market, political and economic volatility experienced by the U.S. economy or real estate industry as a whole, and the regional and local political and economic conditions in the markets in which our assets are located; our ability to complete a strategic transaction, enhance stockholder value and provide liquidity to stockholders; our ability to identify, execute and complete disposition opportunities; our ability to identify, execute and complete acquisition opportunities and to integrate and successfully operate any assets acquired in the future and the risks associated with such assets; our ability to manage the risks of expanding, developing or re-developing some of our current or future acquired assets; our transition to an integrated operating platform may not prove successful over the long term; loss of members of our senior management team or key personnel; changes in governmental regulations and generally accepted accounting standards or interpretations thereof; our ability to access capital for renovations and acquisitions on terms and at times that are acceptable to us; changes in the competitive environment in the leasing market and any other market in which we operate; forthcoming expirations of certain of our leases and our ability to re-lease such assets; our ability to collect rent from tenants or to rent space on favorable terms or at all; the impact of leasing and capital expenditures to improve our assets in order to retain and attract tenants; events beyond our control, such as war, terrorist attacks, including acts of domestic terrorism, natural disasters and severe weather incidents, and any uninsured or underinsured loss resulting therefrom; actions or failures by our joint venture partners; the cost of compliance with and liabilities under environmental, health and safety laws; changes in real estate and zoning laws and increases in real property tax rates; the economic success and viability of our anchor retail tenants; our multi-tenant retail assets face considerable competition for the tenancy of our lessees and the business of retail shoppers, including changing consumer preferences and increasing competition from other forms of retailing, such as e-commerce websites and catalogues; our debt financing, including risk of default, loss and other restrictions placed on us; our ability to refinance maturing debt or to obtain new financing on attractive terms; future increases in interest rates; the availability of cash flow from operating activities to fund distributions; our investment in equity and debt securities; our status as a REIT for federal tax purposes; and changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; and the outcome of legal proceedings.
The following discussion and analysis relates to the three and nine months ended September 30, 2017 and 2016 and as of September 30, 2017 and December 31, 2016. You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this Quarterly Report.

Executive Summary
We continue to execute on our strategy to enhance our multi-tenant retail platform as described under "Current Strategy and Outlook." As of September 30, 2017, our portfolio included 70 wholly owned multi-tenant retail assets and two consolidated multi-tenant retail assets, with a combined gross leasable area ("GLA") of approximately 12.8 million square feet, and investments in two operating real estate joint ventures. We manage 15 multi-tenant retail assets with a GLA of approximately 3.0 million square feet owned through an interest in one of our joint ventures, IAGM Retail Fund I, LLC ("IAGM"), an unconsolidated retail joint venture partnership between the Company as 55% owner and PGGM Private Real Estate Fund ("PGGM").
Our multi-tenant retail platform is defined as our 70 wholly owned multi-tenant retail assets, two consolidated multi-tenant retail assets, and the 15 multi-tenant retail assets in our IAGM joint venture.
On a consolidated basis, substantially all of our income and related cash inflows from operations for the nine months ended September 30, 2017 were generated by collecting rental and other payments from our tenants, operating distributions from unconsolidated entities, and interest and dividends. Also, on a consolidated basis, substantially all of our expenses and related cash outflows from operations for the nine months ended September 30, 2017 relate to the operation of our multi-tenant retail platform and the interest expense on our mortgages. Our property operating expenses include, but are not limited to, real estate taxes, recurring repair and maintenance, utilities, and insurance (most of which are recoverable from our tenants).
In evaluating our financial condition and operating performance, management focuses on the following financial and non-financial indicators, discussed in further detail herein:

•
Property net operating income ("NOI"), which excludes interest expense, depreciation and amortization, general and administrative expenses, net income of noncontrolling interest, and interest and dividends from corporate investments;

•	Modified NOI, which reflects property NOI exclusive of lease termination income and GAAP rent adjustments (such as straight-line rent and above/below market lease amortization);

•	Funds From Operations ("FFO"), a supplemental non-GAAP measure to net income determined in accordance with GAAP;

•	Cash flow from operations as determined in accordance with GAAP;

•	Economic and physical occupancy and rental rates;

•	Leasing activity and lease rollover;

•	Management of operating expenses;

•	Management of general and administrative expenses;

•	Debt maturities and leverage ratios; and

•	Liquidity levels.
Acquisitions and Dispositions
For the nine months ended September 30, 2017, we completed $839.5 million of real estate transactions, including the following:

•
Acquisition of eight multi-tenant retail assets, representing approximately 1.7 million square feet, for an aggregate gross acquisition price of approximately $633.4 million, and assumed debt on one acquisition of approximately $41.7 million (see Note 3. Acquired Assets, in the consolidated financial statements for details); and

•
Disposition of six multi-tenant retail assets, representing 1.2 million square feet, for a gross disposition price of approximately $152.6 million and the disposition of our remaining non-core office asset on August 30, 2017, Worldgate Plaza, for a gross disposition price of $53.5 million (see Note 4. Disposed Assets, in the consolidated financial statements for details).

Joint Venture Activity
During the three and nine months ended September 30, 2017, we earned other fee income of $1.0 and $3.2 million, respectively, which are fees derived from property management, asset management, leasing commissions and other fees earned from providing services to IAGM and PGGM.

Current Strategy and Outlook
We continue to execute our retail strategy to construct a platform with the right centers in the right markets, driven by focused and disciplined capital allocation. The right properties for InvenTrust include open-air grocery-anchored and necessity-based power centers. While there has been recent news regarding the impact of e-commerce on retail performance and the overall strength of bricks and mortar retail, our grocery-anchored community and neighborhood centers bring consumers to our well-located properties, while our larger-format necessity-based power center retailers continue to adapt their business models to embrace omni-channel retail and appeal to consumers' continuing value focus. Additionally, while the number of retail tenant bankruptcies and store closures continues to rise, to date, the impact of these bankruptcies and store closures on our results has not been material. We believe our strong locations will allow us to backfill most of these vacancies.
The right markets for InvenTrust include growing Sunbelt markets, such as Houston, Dallas, Atlanta, Raleigh, Charlotte, Miami, Tampa and Orlando, and southern California, as well as markets such as Denver and suburban Washington, D.C. These markets all have above average population and employment growth, which we believe will lead to future rent increases and sustained occupancy at our properties in these regions. We see ongoing retailer demand for well-located grocery-anchored and power center assets in these markets, further supporting our market approach. With limited new development and controlled retailer expansion, we believe retail rental rates in our target markets will generally be stable.
We have also launched a coordinated program to increase rental income by maximizing re-development opportunities and identifying locations in our current multi-tenant retail platform where we can develop pad sites. We recently hired senior staff with significant retail development experience, and these recent hires will also allow us to expand this program to pursue value-add acquisition opportunities. In addition, we are working with our tenants to expand rentable square footage at select properties where demand warrants. The domestic retail rental market has been mixed. However, rental rates from our properties in Sunbelt markets have shown modest improvements. Our leasing staff is capitalizing on this by leasing space at favorable rates while establishing a more favorable tenant mix and identifying complementary uses to maximize tenant performance. Our property management team is focused on maintaining strong tenant relationships, controlling expenses, and providing an enhanced consumer shopping experience. We continue to implement a property branding program to leverage our market presence in our core markets. We have also implemented a sustainability program at our properties which includes LED lighting, trash recycling, water conservation and other programs to reduce energy consumption and expenses.
Following our transition to self-management, we continue to make a significant commitment to enhancing our operational leadership team with key senior hires in most operational areas of the Company. In 2017, we continue to make meaningful investments in technology, including the implementation of a robust data integrity process that enhances our management reporting capabilities and operational decision making.
While our platform is geographically diverse, approximately 41% of our multi-tenant retail platform's GLA is located in Texas, which leads the nation in job creation. Our properties are located in the top four Texas markets of Dallas, Austin, San Antonio and Houston. We continue to believe our Texas markets will provide growth opportunities for our platform.
We also continue to opportunistically sell assets in low growth markets or where we believe the assets' values have been maximized. We currently operate in 20 markets. As we continue to execute on our strategy, we expect the number of our markets will decrease. This will serve to hone our focus and provide capital for redeployment into our target retail markets.
Our disposition activity could continue to cause us to experience dilution in financial operating performance during the period we dispose of properties. We are redeploying sale proceeds with a disciplined approach into strategic multi-tenant retail assets and intend to continue to do so. We believe this strategy will enhance the overall value of our multi-tenant retail platform over time.
We believe that our debt maturities over the next five years are manageable. While we anticipate interest rates will rise over the long term, we expect low interest rates to prevail through 2017. We will fund our distributions with cash flows from operations as well as distributions received from unconsolidated entities and a portion of the proceeds from our property sales.
As we execute on our retail strategy, our board has been and will continue evaluating our distribution rate and, if the board deems appropriate, adjust the rate to take into account our progress in refining and balancing our multi-tenant retail platform. Our board of directors approved an increase to our annual distribution rate effective for the quarterly distribution paid in April 2017.
We believe that the continuing refinement of our platform will position us for future success, maximize value for stockholders over time, and put us in a position to evaluate and execute on strategic transactions aimed at achieving liquidity for our stockholders. While we believe in our ability to execute on our plan, the speed of its completion is uncertain and may be shortened or extended by external and macroeconomic factors including, among others, interest rate movements, local, regional, national and global economic performance, the impact of e-commerce on the retail industry and government policy changes.

Multi-Tenant Retail Platform Summary
A significant focus of our strategy will be to continue to maximize the performance of our multi-tenant retail platform by accretive acquisitions in key markets and select dispositions of assets that are generally in markets that we do not believe provide sufficient opportunities for growth. Our multi-tenant retail platform is defined as our 70 wholly owned multi-tenant retail assets, two consolidated multi-tenant retail assets, and the 15 multi-tenant retail assets in our IAGM joint venture.
Assets included in our multi-tenant retail platform are located in 17 states. Of our multi-tenant retail platform GLA, approximately 40.5%, 10.7% and 9.7% is located in Texas, North Carolina, and Florida, respectively. Our multi-tenant retail assets consist of community and neighborhood centers and power centers, which are defined as follows:

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

We have not experienced bankruptcies or receivable write-offs in our multi-tenant retail platform that have had a material impact on our results of operations. Our retail business is not highly dependent on specific retailers nor is it subject to lease roll over concentration. We believe this minimizes risk to our business from significant revenue variances over time.
We will support our key market approach by leveraging our regional offices and further embedding leasing, development and operations staff in these respective markets. We believe this strategy will provide us with strong local market knowledge and enhanced tenant relationships.
The tables below summarize certain key operating performance measures for the nine months ended September 30, 2017 and 2016. The rental rates shown are inclusive of rent abatements, lease inducements, ground rent income, straight-line rent GAAP adjustments, and exclusive of tenant improvements and lease commissions.
The following table summarizes the GLA, economic occupancy and annualized base rent ("ABR") per square foot of the assets included in our multi-tenant retail platform as of September 30, 2017 and 2016.

	Multi-tenant Retail Platform September 30,		Wholly owned and Consolidated Multi-tenant Retail Assets September 30,		IAGM Multi-tenant Retail Assets (a) September 30,
	2017	2016	2017	2016	2017	2016
No. of assets	87	77	72	62	15	15
GLA (square feet)	15,732,401	13,729,423	12,755,098	10,751,655	2,977,303	2,977,768
Economic occupancy (b)	93.7%	95.4%	94.4%	95.3%	90.8%	95.7%
ABR per square foot (c)	$16.14	$15.45	$16.00	$15.19	$16.77	$16.45

(a)
Of the 15 assets owned through an interest in IAGM, one asset is under re-development and has been classified as unstabilized. This asset has been removed from the results shown for GLA, economic occupancy, and ABR per square foot. The asset is included in the property counts at September 30, 2017 and 2016.

(b)
Economic occupancy is defined as the percentage of total GLA for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupancy by that tenant of the area being leased. Actual use may be less than economic square footage. Prior year economic occupancy excludes assets sold.

(c)
ABR is computed as revenue for the last month of the period multiplied by twelve months. ABR includes the effect of rent abatements, lease inducements, straight-line rent GAAP adjustments and ground rent income. ABR per square foot is computed as ABR divided by the total leased and occupied square footage at the end of the period. Specialty leasing represents leases of less than one year in duration for inline space and includes any term length for a common area space, and is excluded from the ABR and leased and occupied square footage figures when computing the ABR per square foot. Prior year ABR per square foot excludes assets sold.

Platform Summary by Center Type
The following table summarizes the GLA, economic occupancy and ABR per square foot of the assets included in our multi-tenant retail platform by center type as of September 30, 2017 and 2016.

	Power Centers
	Multi-tenant Retail Platform September 30,		Wholly owned and Consolidated Multi-tenant Retail Assets September 30,		IAGM Retail Assets September 30,
	2017	2016	2017	2016	2017	2016
No. of assets	39	37	31	29	8	8
GLA (square feet)	10,293,182	9,379,181	8,583,475	7,669,136	1,709,707	1,710,045
Economic occupancy	93.6%	95.8%	94.4%	95.8%	90.2%	95.7%
ABR per square foot	$15.39	$15.02	$15.41	$15.04	$15.29	$14.92

	Community and Neighborhood Centers
	Multi-tenant Retail Platform September 30,		Wholly owned and Consolidated Multi-tenant Retail Assets September 30,		IAGM Retail Assets September 30,
	2017	2016	2017	2016	2017	2016
No. of assets	48	40	41	33	7	7
GLA (square feet)	5,439,219	4,350,242	4,171,623	3,082,519	1,267,596	1,267,723
Economic occupancy	93.8%	94.5%	94.5%	94.0%	91.5%	95.7%
ABR per square foot	$17.52	$16.39	$17.20	$15.55	$18.62	$18.45
Platform Summary on a Same-Property Basis
In order to evaluate our multi-tenant retail platform, management analyzes the operating performance of our assets on a same-property basis, which is defined as those assets that we have owned and operated and are fully operational for the entirety of both periods being compared. A total of 73 and 70, respectively, of our multi-tenant retail assets met our same-property criteria for the three and nine months ended September 30, 2017 and 2016. This same-property analysis allows management to monitor the operations of our existing assets for comparable periods while excluding the impact of our acquisitions and dispositions.
The following tables summarize the GLA, economic occupancy and ABR per square foot of the assets included in our multi-tenant retail platform on a same-property basis as of September 30, 2017 and 2016.

	Same-Property Results for the three months ended
	Multi-tenant Retail Platform September 30,		Wholly owned Multi-tenant Retail Assets September 30,		IAGM Retail Assets September 30,
	2017	2016	2017	2016	2017	2016
No. of same-property assets	73	73	59	59	14	14
GLA (square feet)	13,637,319	13,470,785	10,660,017	10,493,017	2,977,302	2,977,768
Economic occupancy	93.4%	95.3%	94.1%	95.2%	90.8%	95.7%
ABR per square foot	$15.52	$15.46	$15.19	$15.19	$16.77	$16.45

	Same-Property Results for the nine months ended
	Multi-tenant Retail Platform September 30,		Wholly owned Multi-tenant Retail Assets September 30,		IAGM Retail Assets September 30,
	2017	2016	2017	2016	2017	2016
No. of same-property assets	70	70	56	56	14	14
GLA (square feet)	12,549,965	12,548,191	9,572,663	9,570,423	2,977,302	2,977,768
Economic occupancy	93.1%	95.3%	93.8%	95.2%	90.8%	95.7%
ABR per square foot	$15.31	$15.14	$14.89	$14.75	$16.77	$16.45

Lease Expiration Summary
The following table represents occupied lease expirations for our multi-tenant retail platform as of September 30, 2017.

Lease Expiration Year	No. of Expiring Leases	GLA of Expiring Leases	ABR of Expiring Leases	Percent of Total GLA	Percent of Total ABR	Expiring ABR per sq. ft.
2017	41	110,308	$2,508	0.7%	1.1%	$22.74
2018	271	1,080,375	20,627	7.3%	8.7%	19.09
2019	312	2,104,160	32,381	14.2%	13.6%	15.39
2020	296	1,478,229	26,624	10.1%	11.3%	18.01
2021	284	1,934,960	31,741	13.1%	13.4%	16.40
2022	295	2,146,753	35,705	14.5%	15.1%	16.63
2023	99	1,175,838	17,645	8.0%	7.5%	15.01
2024	84	996,451	14,240	6.7%	6.0%	14.29
2025	76	850,136	12,412	5.8%	5.3%	14.60
2026	72	438,200	7,994	3.0%	3.4%	18.24
Month to Month	44	103,048	2,215	0.7%	0.9%	21.49
Thereafter	150	2,053,904	30,656	13.9%	13.0%	14.93
Specialty leasing (a)	191	297,812	1,554	2.0%	0.7%	5.22
	2,215	14,770,174	$236,302	100.0%	100.0%	$16.00

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

Leasing Activity Summary
The following table represents lease spread metrics for leases that commenced during the nine months ended September 30, 2017 compared to expiring leases for the same or previous tenant in the same unit for assets in our multi-tenant retail platform.

	No. of Leases Commenced as of Sept. 30, 2017	GLA SF	New Contractual Rent ($PSF) (b)	Prior Contractual Rent ($PSF) (b)	% Change over Prior Contract Rent (b)	Weighted Average Lease Term (Years)	Tenant Improve-ment Allowance ($PSF)	Lease Com-missions ($PSF)
All tenants
Comparable Renewal Leases (a)	197	1,326,651	$16.65	$15.98	4.2%	4.89	$0.28	$0.05
Comparable New Leases (a)	23	51,631	25.78	21.77	18.4%	8.59	18.12	8.57
Non-Comparable Renewal and New Leases	35	119,901	24.08	N/A	N/A	7.07	26.76	6.60
Total	255	1,498,183	$16.99	$16.20	4.9%	5.19	$3.01	$0.87

Anchor Tenants (leases over 10,000 square feet)
Comparable Renewal Leases (a)	33	906,290	$12.51	$12.19	2.6%	4.79	$0.08	$—
Comparable New Leases (a)	1	11,210	$19.25	$10.50	83.3%	10.24	$20.00	$9.83
Non-Comparable Renewal and New Leases	2	33,845	$14.75	N/A	N/A	6.83	$46.47	$10.70
Total	36	951,345	$12.59	$12.17	3.5%	4.92	$1.97	$0.50

Non-anchor tenants (leases under 10,000 square feet)
Comparable Renewal Leases (a)	164	420,361	$25.56	$24.15	5.8%	5.12	$0.69	$0.16
Comparable New Leases (a)	22	40,421	$27.59	$24.90	10.8%	8.14	$17.59	$8.22
Non-Comparable Renewal and New Leases	33	86,056	$26.08	N/A	N/A	7.16	$19.01	$4.98
Total	219	546,838	$25.74	$24.22	6.3%	5.67	$4.83	$1.52

(a)
Comparable lease is defined as a lease that meets all of the following criteria: same unit, square footage of unit remains unchanged or within 10% of prior unit square footage, consistent rent structure, and, for new leases, effective within one year of the prior tenant vacating.

(b)	Non-comparable leases are not included in totals.
We had GLA totaling 1,845,259 square feet expiring in the first nine months of 2017, of which 1,435,645 was rolled over. This achieved a retention rate of approximately 78.0%.

Results of Operations
Comparison of Results for the Three and Nine Months Ended September 30, 2017 and 2016
This section describes and compares our results of operations for the three and nine months ended September 30, 2017 and 2016 and reflects the results of our 70 wholly owned multi-tenant retail assets, two consolidated multi-tenant retail assets, and investments in two operating real estate joint ventures. We generate substantially all of our net income from property operations. All dollar amounts shown in tables are stated in thousands unless otherwise noted.

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Income
Rental income	$46,808	$44,487	$2,321	$140,146	$136,924	$3,222
Tenant recovery income	14,704	13,500	1,204	42,523	40,110	2,413
Other property income	321	740	(419)	1,409	2,679	(1,270)
Other fee income	1,018	1,106	(88)	3,212	3,187	25
Total income	$62,851	$59,833	$3,018	$187,290	$182,900	$4,390

Expenses
General and administrative expenses	$12,070	$12,002	$68	$36,330	$40,259	$(3,929)
Property operating expenses	8,181	7,627	554	22,808	21,885	923
Real estate taxes	9,874	8,667	1,207	27,041	27,053	(12)
Depreciation and amortization	23,941	21,106	2,835	69,815	62,674	7,141
Provision for asset impairment	—	2,818	(2,818)	16,440	11,208	5,232
Total expenses	$54,066	$52,220	$1,846	$172,434	$163,079	$9,355

Operating income	$8,785	$7,613	$1,172	$14,856	$19,821	$(4,965)
Rental, Tenant Recovery and Other Property Income and Property Operating Expenses and Depreciation and Amortization
Rental income consists of basic monthly rent, straight-line rent adjustments, amortization of acquired above and below market leases and percentage rental income recorded pursuant to tenant leases. Tenant recovery income consists of contractual reimbursements for real estate taxes, common area maintenance costs, management fees, and insurance costs. Other property income consists of lease termination fees and other miscellaneous property income. Property operating expenses consist of recurring repair and maintenance, management fees, utilities, and insurance (some of which are recoverable from the tenant).
Income

•
Total income increased $3.0 million when comparing the three months ended September 30, 2017 to the same period in 2016 primarily as a result of increases to rental and tenant recovery income of $10.0 million from ten assets acquired since September 30, 2016, and was offset by a decrease to rental and tenant recovery income of $5.9 million related to 11 assets disposed of since September 30, 2016 and a decrease in other property income of $0.4 million as a result of a write-off of tax incremental financings on one asset sold since September 30, 2016.

•
Total income increased $4.4 million when comparing the nine months ended September 30, 2017 to the same period in 2016 as a result of increases to rental and tenant recovery income of $24.3 million from ten multi-tenant retail assets acquired since September 30, 2016 and growth from same-property assets of $6.9 million, and was offset by a decrease to rental and tenant recovery income of $26.8 million related to 11 multi-tenant retail assets disposed of since September 30, 2016 and a decrease in other property income which was a result of $0.8 million more of termination fee income received during the nine months ended September 30, 2016.

Property operating expenses and depreciation and amortization

•
Property operating expenses and depreciation and amortization increased $0.6 and $2.8 million, respectively, when comparing the three months ended September 30, 2017 to the same period in 2016 primarily as a result of the addition of $6.3 million of expenses from ten multi-tenant retail assets acquired since September 30, 2016 and was offset by a decrease of $3.1 million in expenses as a result of 11 multi-tenant retail assets disposed of since September 30, 2016.

•
Property operating expenses and depreciation and amortization increased $0.9 and $7.1 million, respectively, when comparing the nine months ended September 30, 2017 to the same period in 2016 primarily as a result of the addition of $15.9 million in expenses from assets acquired during the nine months ended September 30, 2016, growth from same-property assets of $3.9 million, and an increase in corporate depreciation of $1.3 million as a result of IT projects capitalized in 2016. These increases were offset by a decrease of $12.9 million in expenses as a result of 11 multi-tenant retail assets disposed of since September 30, 2016.

Other fee income
Other fee income consists of income earned from property management, asset management, leasing commissions and other fees earned from providing services to our joint venture partnerships as shown in the following table.

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Property management fee	$672	$650	$22	$2,127	$2,057	$70
Asset management fee	303	303	—	910	910	—
Leasing commissions and other fees	43	153	(110)	175	220	(45)
Other fee income	$1,018	$1,106	$(88)	$3,212	$3,187	$25
Other fee income remained flat when comparing the three and nine months ended September 30, 2017 and 2016 as the portfolio composition of IAGM remained unchanged period over period.
Real estate taxes

•
Real estate taxes increased $1.2 million when comparing the three months ended September 30, 2017 to the same period in 2016 primarily as a result of an increase of $2.1 million related to ten multi-tenant retail assets acquired since September 30, 2016 and was offset by a decrease of $1.2 million from 11 multi-tenant retail assets disposed of since September 30, 2016.

•
Real estate taxes remained flat when comparing the nine months ended September 30, 2017 to the same period in 2016. Real estate taxes increased $3.9 million as a result of ten multi-tenant retail assets acquired since September 30, 2016 and increased $1.0 million from assets classified as same-property. These increases were offset by a decrease in real estate taxes of $4.9 million related to 11 multi-tenant retail assets disposed of since September 30, 2016.

Provision for asset impairment

•
During the nine months ended September 30, 2017, we identified certain assets which had a reduction in the expected holding period. Our estimated fair value relating to these investment assets' impairment analysis was based on broker opinions of value and letters of intent. As a result, we recorded a provision for asset impairment of $16.4 million on three multi-tenant retail assets during the nine months ended September 30, 2017. There was no provision for asset impairment recognized during the three months ended September 30, 2017.

•
During the three and nine months ended September 30, 2016, we identified certain assets which had a reduction in the expected holding period. Our estimated fair value relating to these investment assets' impairment analysis was based on purchase contracts and ten-year discounted cash flow models. As a result, we recorded a provision for asset impairment on two retail assets during the first quarter of 2016 and one asset during the third quarter of 2016 of $2.8 and $11.2 million for the three and nine months ended September 30, 2016, respectively.

General and administrative expenses

•
General and administrative expenses for the three and nine months ended September 30, 2017 decreased $0.1 and $3.9 million, respectively, when compared to the same periods in 2016 as a result of being a more focused company with a smaller operating platform, as well as continued focus on reducing general and administrative expenses.

Non-Operating Income and Expenses

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Interest and dividend income	$938	$3,128	$(2,190)	$3,853	$8,538	$(4,685)
Gain on sale of investment properties, net	7,253	29,586	(22,333)	21,634	105,998	(83,656)
(Loss) gain on extinguishment of debt	(41)	(4,645)	4,604	840	(10,317)	11,157
Other income (expense)	2,610	677	1,933	(671)	1,125	(2,262)
Interest expense	(7,588)	(10,152)	(2,564)	(22,795)	(37,086)	(14,291)
Equity in earnings of unconsolidated entities	648	3,849	(3,201)	1,895	7,739	(5,845)
Marketable securities realized gain and (impairment), net	71	(1,326)	1,397	30,940	(698)	31,638
Net income from discontinued operations	9,721	8,875	846	8,372	131,787	(123,341)
Interest and dividend income

•
Interest and dividend income for the three and nine months ended September 30, 2017 decreased $2.2 and $4.7 million, respectively, when compared to the same periods in 2016 primarily as a result of increased sales of our marketable securities portfolio. Our investment in marketable securities has decreased approximately $146.3 million, from $181.8 million as of September 30, 2016 to $35.5 million as of September 30, 2017.

Gain on sale of investment properties, net

•
During the three and nine months ended September 30, 2017, we sold three and six multi-tenant retail assets, respectively, and recognized a gain on the sale of these assets of $7.3 and $21.6 million, respectively, as part of continuing operations.

•
During the three and nine months ended September 30, 2016, we sold six and 24 multi-tenant retail assets, respectively, and recognized a gain on the sale of these assets of $29.6 and $106.0 million, respectively, as part of continuing operations.

(Loss) gain on extinguishment of debt

•
During the three and nine months ended September 30, 2017, we surrendered one asset to the lender (in satisfaction of non-recourse debt) and recognized a gain on debt extinguishment of $0.8 million related to this transaction for the nine months ended September 30, 2017.

•
During the three and nine months ended September 30, 2016, we recognized a loss on extinguishment of debt of $4.6 and $10.3 million, respectively. These losses were a result of loan payoffs on 12 dispositions and the payoff of debt on 24 other assets, including $8.4 million in prepayment penalties and $1.2 million in loan fee write-offs.

Other income (expense)

•
Other income (expense) for the three and nine months ended September 30, 2017 of $2.6 and $(0.7) million, respectively, was primarily the result of a $2.4 million credit to other expenses related to the partial reversal of its previously recorded loss contingency of $3.0 million as of March 31, 2017 to reflect the $0.6 million portion of the final settlement paid related to a legal claim. See "Note 12. Commitments and Contingencies" to our consolidated financial statements for additional information.

Interest expense

•
Interest expense for the three and nine months ended September 30, 2017 decreased $2.6 and $14.3 million, respectively, when compared to the same periods in 2016. These decreases are a result of an overall net decrease in mortgages payable of $76.9 million, from $445.6 million as of September 30, 2016 to $368.7 million at September 30, 2017. The net decrease in mortgages payable was the result of payoffs of $121.7 million and offset by the assumption of mortgage debt on one acquisition of $41.7 million since September 30, 2016. Offsetting the decrease in interest expense from mortgages payable was an increase in interest expense as a result of a draw on the unsecured term loan of $150.0 million in the fourth quarter of 2016.

Equity in earnings of unconsolidated entities

•	Equity in earnings of unconsolidated entities for the three and nine months ended September 30, 2017 decreased $3.2 and $5.8 million, respectively, when compared to the same periods in 2016 as a result of distributions received in 2016 in excess of one investment's carrying value of $3.7 and $4.5 million for the three and nine months ended September 30, 2016, respectively.
Marketable securities realized gain and (impairment), net

•
Marketable securities realized gain and (impairment), net, for the three and nine months ended September 30, 2017 increased $1.4 and $31.6 million, respectively, when compared to the same periods in 2016 as a result of increased sales of our marketable securities portfolio since September 30, 2016. Our investment in marketable securities has decreased approximately $146.3 million, from $181.8 million as of September 30, 2016 to $35.5 million as of September 30, 2017. During the three and nine months ended September 30, 2016, we recorded an other-than-temporary impairment to available-for-sale securities of $1.3 million.

Net income from discontinued operations

•
Net income from discontinued operations for the three and nine months ended September 30, 2016 included 17 student housing assets included in the University House sale on June 21, 2016, one unconsolidated student housing joint venture sold on February 25, 2016, l8 assets and four parcels of unimproved land included in the Highlands spin-off on April 28, 2016, one non-core asset sold in second quarter 2016, and one student housing asset sold in third quarter 2016 (which was not included as part of the sale of University House).

In addition, net income from discontinued operations for the three and nine months ended September 30, 2017 and 2016 included one non-core office asset sold on August 30, 2017. During the nine months ended September 30, 2016, we recorded a provision for asset impairment of $29.9 million related to this non-core office asset. During the three and nine months ended September 30, 2017 we recorded a gain on sale of this asset of $10.1 million.

Evaluation of Portfolio Performance on a Same-Property Basis
We evaluate the performance of our wholly owned and consolidated multi-tenant retail assets based on net operating income ("NOI") and modified net operating income. Modified net operating income reflects the income from operations excluding lease termination income and GAAP rent adjustments (such as straight-line rent and above/below market lease amortization).
In order to evaluate our portfolio, management analyzes the operating performance of our assets on a same-property basis, which is defined as those assets that we have owned and operated and are fully operational for the entirety of both periods being compared. A total of 59 and 56, respectively, of our wholly owned multi-tenant retail assets met our same-property criteria for the three and nine months ended September 30, 2017 and 2016. This same-property analysis allows management to monitor the operations of our existing assets for comparable periods while excluding the impact of our acquisitions and dispositions.
Other investment properties in the table below for the three and nine months ended September 30, 2017 and 2016 includes multi-tenant retail assets that did not meet our same-property criteria, including multi-tenant retail assets acquired in 2017 and 2016, and multi-tenant retail assets sold in 2017 and 2016 and are therefore subtracted from total modified NOI.
The following table represents the reconciliation of net income, the most directly comparable GAAP measure, to same-property modified NOI for the three and nine months ended September 30, 2017 and 2016.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income	$21,965	$37,319	$57,981	$226,427
Adjustments to reconcile to same-property modified NOI
Net income from discontinued operations	(9,721)	(8,875)	(8,372)	(131,787)
Income tax expense	432	286	943	480
Realized (gain) and impairment on sale of marketable securities, net	(71)	1,326	(30,940)	698
Equity in earnings of unconsolidated entities	(648)	(3,849)	(1,895)	(7,739)
Interest expense	7,588	10,152	22,795	37,086
Other expense (income)	(2,610)	(677)	671	(1,125)
Loss (gain) on extinguishment of debt	41	4,645	(840)	10,317
Gain on sale of investment properties, net	(7,253)	(29,586)	(21,634)	(105,998)
Interest and dividend income	(938)	(3,128)	(3,853)	(8,538)
Provision for asset impairment	—	2,818	16,440	11,208
Depreciation and amortization	23,941	21,106	69,815	62,674
General and administrative expenses	12,070	12,002	36,330	40,259
Other fee income	(1,018)	(1,106)	(3,212)	(3,187)
Adjustments to modified NOI (a)	1,971	1,832	$5,838	$5,112
Total modified NOI	45,749	44,265	140,067	135,887
Modified NOI from other investment properties	(6,459)	(4,050)	(32,910)	(30,579)
Same-property modified NOI	$35,348	$36,551	$95,481	$95,084

(a)	Adjustments to modified NOI include elimination of termination fee income and GAAP rent adjustments (such as straight-line rent and above/below market lease amortization).

	Three months ended September 30,				Nine months ended September 30,
	2017	2016	Change	Variance	2017	2016	Change	Variance
Same-property modified NOI:
Rental income	$37,467	$37,615	$(148)	(0.4)%	$99,652	$98,727	$925	0.9%
Tenant recovery income	11,737	11,780	(43)	(0.4)%	29,328	29,334	(6)	0.0%
Other property income	590	562	28	5.0%	1,388	1,301	87	6.7%
	49,794	49,957	(163)	(0.3)%	130,368	129,362	1,006	0.8%
Property operating expenses	6,675	5,986	689	11.5%	16,541	15,335	1,206	7.9%
Real estate taxes	7,771	7,420	351	4.7%	18,346	18,943	(597)	(3.2)%
	14,446	13,406	1,040	7.8%	34,887	34,278	609	1.8%
Same-property modified NOI	$35,348	$36,551	$(1,203)	(3.3)%	$95,481	$95,084	$397	0.4%

Same-property modified net operating income
Same-property modified net operating income decreased 3.3% when comparing the three months ended September 30, 2017 to the same period in 2016 as a result of an increase in bad debt reserves and property level legal costs reflected in property operating expenses. Same-property real estate taxes increased 4.7% when comparing the three months ended September 30, 2017 to the same period in 2016 as a result of an increase in real estate taxes at two assets acquired in 2016.
Same-property modified net operating income remained unchanged when comparing the nine months ended September 30, 2017 to the same period in 2016. Growth in rental income and a decrease in real estate taxes were offset by an increase in bad debt reserves and legal costs reflected in property operating expenses. Same-property real estate taxes decreased 3.2% when comparing the nine months ended September 30, 2017 to the same period in 2016 as a result of a decrease in real estate tax at one asset.
Liquidity and Capital Resources
As of September 30, 2017, we had $102.8 million of cash and cash equivalents. We continually evaluate the economic and credit environment and its impact on our business. We believe we are appropriately positioned to have significant liquidity to continue executing our strategy.
Strategic disposition transactions have reduced our cash flows from operations. On April 28, 2016, we completed the spin-off of Highlands, which held substantially all of the remaining assets included in our non-core segment. In addition, on June 21, 2016, we sold our student housing platform, University House.
Following the completion of the Highlands spin-off and the sale of University House, our objectives are to maximize revenue generated by our existing multi-tenant retail assets, to further enhance the value of our multi-tenant retail assets to produce attractive current yield and long-term risk-adjusted returns for our stockholders and to generate sustainable and predictable cash flow from our operations to distribute to our stockholders. We believe the repositioning and growing of our multi-tenant retail assets will increase our operating cash flows over time.
Our principal demands for funds have been and will continue to be:

•	to pay our operating expenses;

•	to make distributions to our stockholders;

•	to service or pay down our debt;

•	to fund capital expenditures and leasing related costs;

•	to invest in properties and portfolios of properties; and

•	to fund development or re-development investments.
Generally, our cash needs have been and will be funded from:

•	cash flows from our real estate investments, which consists of our multi-tenant retail assets;

•	income earned on our investment in marketable securities;

•	distributions from our joint venture investments;

•	proceeds from sales of properties and marketable securities;

•	proceeds from borrowings on properties; and

•	proceeds from corporate borrowings.
We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity and/or debt securities through cash purchases or exchanges for other securities. Such purchases or exchanges, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.

Distributions
We declared cash distributions to our stockholders during the period from January 1, 2017 to September 30, 2017 totaling $40.3 million. During the nine months ended September 30, 2017, we paid cash distributions of $39.9 million.
As we execute on our retail strategy, our board has been and expects to continue evaluating our distribution rate on a quarterly basis. See "Current Strategy and Outlook" for more information regarding our retail strategy.
Borrowings
Mortgages payable, maturities
The following table shows the scheduled maturities and principal amortization of the Company's mortgages payable as of September 30, 2017, for the remainder of 2017, and each of the next four years and thereafter. The table does not reflect the impact of debt activity that occurred subsequent to September 30, 2017.

	Maturities during the year ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Mortgages payable	$43,187	$59,575	$—	$41,000	$12,894	$213,373	$370,029
Credit agreements, maturities
As of September 30, 2017, the Company had the following borrowings outstanding under its term loan credit facility:

	Aggregate Principal Balance	Interest Rate	Maturity Date
Unsecured term loan credit facility, 5 year - swapped to fixed rate	$90,000	1.3510%	1/15/2021
Unsecured term loan credit facility, 5 year - swapped to fixed rate	60,000	1.3525%	1/15/2021
Unsecured term loan credit facility, 5 year - variable rate	50,000	2.5372%	1/15/2021
Unsecured term loan credit facility, 7 year - variable rate	100,000	2.8372%	11/5/2022
Total unsecured term loans	$300,000
Summary of Cash Flows

	Nine months ended September 30,		Change
	2017	2016
Cash provided by operating activities	$94,886	$96,686	$(1,800)
Cash (used in) provided by investing activities	(245,941)	1,093,926	(1,339,867)
Cash used in financing activities	(143,385)	(815,167)	671,782
(Decrease) increase in cash and cash equivalents	(294,440)	375,445	(669,885)
Cash and cash equivalents, at beginning of period	397,250	203,285	193,965
Cash and cash equivalents, at end of period	$102,810	$578,730	$(475,920)
Operating activities
Cash provided by operating activities of $94.9 million and $96.7 million for the nine months ended September 30, 2017 and 2016, respectively, was generated primarily from operating income from property operations, operating distributions from unconsolidated entities, and interest and dividends. Cash provided by operating activities decreased $1.8 million when comparing the nine months ended September 30, 2017 to the same period in 2016 as a result of the sale of 11 multi-tenant retail assets and one non-core asset since September 30, 2016, the spin-off of Highlands on April 28, 2016, the sale of University House on June 21, 2016, and a decrease of $3.6 million in operating distributions from unconsolidated entities. During the nine months ended September 30, 2016, cash provided by operating activities from assets included in the spin-off of Highlands and the sale of University House was $18.8 million. These decreases were partially offset by the acquisition of ten multi-tenant retail assets and the Company incurring no debt prepayment penalties since September 30, 2016.

Investing activities
Cash used in investing activities of $245.9 million for the nine months ended September 30, 2017 was primarily the result of cash used in eight asset acquisitions, including $490.8 million from the purchase of investment properties and $50.2 million from acquired in-place and market lease intangibles, net. These investing activities were partially offset by proceeds from the sale of marketable securities of $140.2 million and proceeds from the sale of six multi-tenant retail assets and one non-core asset of $162.5 million during the nine months ended September 30, 2017.
Cash provided by investing activities was $1,093.9 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2016, cash provided by investing activities from the sale of University House was $1,226.7 million. Cash was also provided from the sale of 18 multi-tenant retail assets of $306.8 million, offset by the cash used in development projects of $53.1 million. During the nine months ended September 30, 2016, cash was used in six acquisitions, including $360.8 million from the purchase of multi-tenant retail asset investment properties and $21.1 million from acquired in-place and market lease intangibles, net.
Financing activities
Cash used in financing activities of $143.4 million for the nine months ended September 30, 2017 was primarily the result of cash used to pay distributions of $39.9 million, cash used to payoff the loan of the disposed non-core asset of $60.0 million and cash used to payoff loans of three multi-tenant retail assets of $44.0 million upon disposition. Cash used in financing activities of $815.2 million for the nine months ended September 30, 2016 was primarily the result of debt payoffs and principal payments of mortgages payable of $1,009.6 million, distributions paid of $84.1 million, cash contributed to Highlands at spin-off of $21.2 million, and was offset by proceeds from debt of $299.7 million.
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

Contractual Obligations
Contingent consideration
In connection with the purchase of The Parke, we entered into an agreement with the seller whereby up to $17.1 million in additional consideration would become payable to the seller upon rent commencement of certain tenants. On August 25, 2017, we closed on a portion of the earn-out, resulting in cash transferred to the seller of $7.4 million. The remaining accrued contingent consideration of $9.7 million has been included in other liabilities on the consolidated balance sheet as of September 30, 2017. We recognized the contingent consideration related to the asset upon acquisition and included the initial measurement of the contingent consideration in the cost of the acquired assets.
Other obligations
We have debt obligations related to our mortgage loans, credit facility, term loan, and interest rate swap obligations as described in "Note 7. Debt" in the Consolidated Financial Statements. In addition, we have one multi-tenant retail asset subject to a long term ground lease where a third party owns the underlying land and has leased it to us for our use. Our unconsolidated entities have third party mortgage debt of $311.5 million as of September 30, 2017, of which approximately $23.0 million is recourse to the Company, as described in "Note 5. Investment in Consolidated and Unconsolidated Entities" in the Consolidated Financial Statements. It is anticipated that our unconsolidated entities will be able to repay or refinance all of their debt on a timely basis.
The table below presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations and lease agreements as of September 30, 2017. The table excludes recorded debt premiums and discounts that are not obligations.

	Payments due by year ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Long term debt:
Total fixed rate debt (a)	$43,187	$59,575	$—	$41,000	$162,894	$213,373	$520,029
Total variable rate debt	—	—	—	—	50,000	100,000	150,000
Interest	6,179	22,809	21,728	20,422	14,208	17,868	103,214
Total long term debt	49,366	82,384	21,728	61,422	227,102	331,241	773,243
Operating lease obligations (b)	161	650	635	540	458	2,453	4,897
Grand total	$49,527	$83,034	$22,363	$61,962	$227,560	$333,694	$778,140

(a)	Includes $150.0 million of variable rate unsecured term loan credit facility debt that has been swapped to a fixed rate as of September 30, 2017.

(b)	Includes a long term ground lease on one underlying multi-tenant retail asset and leases on corporate office space.
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

	As of
	September 30, 2017	December 31, 2016
Balance Sheet Data:
Total assets	$2,727,120	$2,786,754
Debt, net	$666,955	$670,663

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Operating Data:
Total income	$62,851	$59,833	$187,290	$182,900
Total interest and dividend income	$938	$3,128	$3,853	$8,538
Net income	$21,965	$37,319	$57,981	$226,427
Net income per common share, basic and diluted	$0.03	$0.04	$0.07	$0.26
Common Stock Distributions:
Distributions declared to common stockholders	$13,440	$14,550	$40,316	$70,592
Distributions paid to common stockholders	$13,440	$28,021	$39,917	$84,056
Distributions declared per weighted average common share	$0.02	$0.02	$0.05	$0.08
Distributions paid per weighted average common share	$0.02	$0.03	$0.05	$0.10
Supplemental Non-GAAP Measures:
Funds from operations (a)	$31,524	$24,969	$122,075	$106,667
Total modified net operating income (b)	$45,749	$44,265	$140,067	$135,887
Cash Flow Data:
Cash provided by operating activities	$68,395	$11,193	$94,886	$96,686
Cash provided by (used in) investing activities	$(77,389)	$77,316	$(245,941)	$1,093,926
Cash used in financing activities	$(131,439)	$(322,696)	$(143,385)	$(815,167)
Other Information:
Weighted average number of common shares outstanding, basic and diluted	773,517,492	862,212,317	773,405,710	862,207,903

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
FFO is calculated as follows:

		Three months ended September 30,		Nine months ended September 30,
		2017	2016	2017	2016
Funds from Operations:
	Net income	$21,965	$37,319	$57,981	$226,427
Add:	Depreciation and amortization related to investment properties	23,499	21,433	69,037	94,184
	Our share of depreciation and amortization related to investment in unconsolidated entities	3,428	3,479	10,366	11,546
	Provision for asset impairment, continuing operations	—	2,818	16,440	11,208
	Provision for asset impairment, discontinued operations	—	—	—	106,514

Less:	Gains from property sales and transfer of assets	17,368	40,080	31,749	341,778
	Gains from sales of investment in unconsolidated entities, discontinued operations	—	—	—	1,434
	FFO Applicable to Common Shares	$31,524	$24,969	$122,075	$106,667
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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Amortization of above and below market leases	$(1,674)	$(1,040)	$(4,638)	$(2,791)
Amortization of mark to market debt (discount) premium	(51)	783	(67)	3,143
Loss (gain) on extinguishment of debt, continuing operations	41	4,645	(840)	10,317
Loss on extinguishment of debt, discontinued operations	2	617	2	2,826
Straight-line rental income adjustment	(293)	(395)	(1,418)	414
Acquisition costs expensed	23	239	29	1,103
Stock-based compensation expense	1,616	1,247	4,325	2,583

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

The following table reflects a reconciliation of total modified net operating income to the net income attributable to the Company on the consolidated statements of operations and comprehensive income:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income	$21,965	$37,319	$57,981	$226,427
Adjustments to reconcile to same-property modified NOI
Net income from discontinued operations	(9,721)	(8,875)	(8,372)	(131,787)
Income tax expense	432	286	943	480
Realized (gain) and impairment on sale of marketable securities, net	(71)	1,326	(30,940)	698
Equity in earnings of unconsolidated entities	(648)	(3,849)	(1,895)	(7,739)
Interest expense	7,588	10,152	22,795	37,086
Other expense (income)	(2,610)	(677)	671	(1,125)
Loss (gain) on extinguishment of debt	41	4,645	(840)	10,317
Gain on sale of investment properties, net	(7,253)	(29,586)	(21,634)	(105,998)
Interest and dividend income	(938)	(3,128)	(3,853)	(8,538)
Provision for asset impairment	—	2,818	16,440	11,208
Depreciation and amortization	23,941	21,106	69,815	62,674
General and administrative expenses	12,070	12,002	36,330	40,259
Other fee income	(1,018)	(1,106)	(3,212)	(3,187)
Adjustments to modified NOI (a)	1,971	1,832	5,838	5,112
Total modified NOI	$45,749	$44,265	$140,067	$135,887

(i)	Includes adjustments for elimination of termination fee income and GAAP rent adjustments (such as straight-line rent and above/below market lease amortization).

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. We are also subject to market risk associated with our marketable securities investments.
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of September 30, 2017, our debt included an outstanding variable rate term loan of $150.0 million, which has been swapped to a fixed rate as of September 30, 2017. If market rates of interest on all of the floating rate debt as of September 30, 2017 permanently increased by 1%, the annual increase in interest expense on the floating rate debt would decrease future earnings and cash flows by $1.5 million. If market rates of interest on all of the floating rate debt as of September 30, 2017 permanently decreased by 1%, the annual decrease in interest expense on the floating rate debt would increase future earnings and cash flows by $1.5 million.
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
As of September 30, 2017, we had $150.0 million of variable rate debt on the 5-year tranche of our unsecured term loan credit facility with interest based on LIBOR that has been swapped to fixed rate debt through two interest rate swaps. The following table summarizes those interest rate swap contracts:

Variable Rate Debt Swapped to Fixed Rate	Effective Date	Termination Date	Bank Pays Variable Rate of	InvenTrust Pays Fixed Rate of	Notional Amount as of September 30, 2017	Fair Value as of
						September 30, 2017	December 31, 2016
5 year - fixed portion	12/10/2015	12/1/2019	1-Month LIBOR + 1.3%	1.3510%	$90,000	$546	$294
5 year - fixed portion	12/10/2015	12/1/2019	1-Month LIBOR + 1.3%	1.3525%	60,000	367	193
Total 5 year, fixed portion					$150,000	$913	$487
We have, and may in the future enter into, derivative positions that do not qualify for hedge accounting treatment. The gains or losses resulting from marking-to-market these derivatives at the end of each reporting period are recognized as an increase or decrease in interest expense on our consolidated statements of operations and comprehensive income.
Equity Price Risk
We are exposed to equity price risk as a result of our investments in marketable equity securities. We incurred no impairments on our investment in marketable securities for the three and nine months ended September 30, 2017. We incurred an other-than-temporary impairment to available-for-sale securities of $1.3 million for the three and nine months ended September 30, 2016.

We believe that our investments will continue to generate dividend income and we could continue to recognize gains on sale. However, due to general economic and credit market uncertainties it is difficult to project how our marketable equity securities portfolio will perform for the remainder of 2017 and beyond. Although it is difficult to project what factors may affect the prices of marketable securities and how much the effect might be, the table below illustrates the impact of what a 10% increase and decrease in the price of the equities portfolio held by us would have as of September 30, 2017.

	Cost	Fair Value	Fair Value after Hypothetical 10% Decrease in Market Value	Fair Value after Hypothetical 10% Increase in Market Value
Equity securities	$21,321	$35,224	$31,702	$38,746
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, including our principal executive officer and our principal financial officer evaluated, as of September 30, 2017, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2017, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Entry into Material Definitive Agreement
On November 9, 2017, our board of directors (the “Board”) approved an amended and restated form of indemnification agreement (the “Amended and Restated Indemnification Agreement”), and the Company entered into an Amended and Restated Indemnification Agreement with each of our directors and executive officers. The following summary of the form of Amended and Restated Indemnification Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the form of Amended and Restated Indemnification Agreement, which is filed as Exhibit 10.1 hereto and is incorporated by reference into this Item 5.
The Amended and Restated Indemnification Agreements will obligate us, if a director or executive officer is or is threatened to be made a party to, or witness in, any proceeding by reason of such director’s or executive officer’s status as a present or former director, officer, employee or agent of our company or as a director, trustee, officer, partner, manager, member, fiduciary, employee or agent of another enterprise that the director or executive officer served in such capacity at our request (which is referred to herein as such director or officer’s “Corporate Status”), to indemnify such director or executive officer, and advance expenses actually and reasonably incurred by him or her, or on his or her behalf, unless it has been established that:

•	the act or omission of the director or executive officer was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty;

•	the director or executive officer actually received an improper personal benefit in money, property or services; or

•	with respect to any criminal action or proceeding, the director or executive officer had reasonable cause to believe his or her conduct was unlawful.
In addition, except as described below, our directors and executive officers will not be entitled to indemnification pursuant to the Amended and Restated Indemnification Agreement:

•	if the proceeding was one brought by us or on our behalf and the director or executive officer is adjudged to be liable to us;

•
if the director or executive officer is adjudged to be liable on the basis that personal benefit was improperly received in a proceeding charging improper personal benefit to the director or executive officer; or

•
in any proceeding brought against us by the director or executive officer other than to enforce his or her rights under the Amended and Restated Indemnification Agreement, and then only to the extent provided by the agreement, and except as may be expressly provided in our charter, our bylaws, a resolution of the Board or of our stockholders entitled to vote generally in the election of directors or an agreement approved by the Board.

Notwithstanding the limitations on indemnification described above, on application by a director or executive officer of our company to a court of appropriate jurisdiction, the court may order indemnification of such director or executive officer if the court determines that such director or executive officer is fairly and reasonably entitled to indemnification in view of all the relevant circumstances, whether or not the director or executive officer (1) has met the standards of conduct set forth above or (2) has been adjudged liable for receipt of an “improper personal benefit.” Under Maryland law, any such indemnification is limited to the expenses actually and reasonably incurred by him or her, or on his or her behalf, in connection with any proceeding by or on behalf of our company or in which the officer or director was adjudged liable for receipt of an improper personal benefit. If the court determines the director or executive officer is so entitled to indemnification, the director or executive officer will also be entitled to recover from us the expenses of securing such indemnification.
Notwithstanding, and without limiting, any other provision of the Amended and Restated Indemnification Agreements, if a director or executive officer is made a party to (or otherwise becomes a participant in) any proceeding by reason of such director’s or executive officer’s Corporate Status, and such director or executive officer is successful, on the merits or otherwise, as to one or more (even if less than all) claims, issues or matters in such proceeding, we must indemnify such director or executive officer for all expenses actually and reasonably incurred by him or her, or on his or her behalf, in connection with each successfully resolved claim, issue or matter, including any claim, issue or matter in such a proceeding that is terminated by dismissal, with or without prejudice.

In addition, the Amended and Restated Indemnification Agreements will require us to advance reasonable expenses incurred by the indemnitee within ten days of the receipt by us of a statement from the indemnitee requesting the advance, provided the statement evidences the expenses and is accompanied by:

•	a written affirmation of the indemnitee’s good faith belief that he or she has met the standard of conduct necessary for indemnification; and

•	a written undertaking to reimburse us if a court of competent jurisdiction determines that the director or executive officer is not entitled to indemnification.
The Amended and Restated Indemnification Agreements will also provide for procedures for the determination of entitlement to indemnification, including a requirement that such determination be made by independent counsel after a change of control of us.
Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year
On November 9, 2017, the Board approved the Second Amended and Restated Bylaws of the Company (the “Second Amended Bylaws”), which became effective immediately. The following summary of the amendments contained in the Second Amended Bylaws does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Second Amended Bylaws, which is filed as Exhibit 10.2 hereto and is incorporated by reference into this Item 5.
Stockholder-Requested Special Meeting Procedures / Advance Notice of Director Nominations: Article II, Section 2 and Article II, Section 9 have been revised to clarify procedures regarding stockholder nomination of directors in connection with special meetings.
Advance Notice of Director Nominations or Other Business Proposals: Article II, Section 9 has been revised to clarify that any stockholder nominating individuals for election to the Board or proposing other business must, in addition to being a record holder at the time of giving notice and at the time of the meeting, have been a stockholder of record as of the record date for the meeting.
Exclusive Forum: A new Article IX has been added to require (unless the Board agrees otherwise) that any of the following four types of litigation be brought in the Circuit Court for Baltimore City, Maryland (or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division): (i) a derivative lawsuit; (ii) an action asserting breach of duty by a director, officer or employee; (iii) an action pursuant to any provision of the Maryland General Corporation Law, the Charter or the Bylaws; and (iv) an action asserting a claim governed by the internal affairs doctrine.
Miscellaneous: In addition, the Second Amended Bylaws provide for a number of other minor clarifications and modifications, including updates to conform to Maryland law.
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
Departure of Directors or Certain Officers
Effective as of November 8, 2017, J. Michael Borden resigned from the Board for personal reasons. Mr. Borden did not advise the Company of any disagreement with the Company on any matter relating to its operations, policies or practices.
Executive Employment Agreement
On November 9, 2017, we entered into an amendment (the "Amendment") to the employment agreement between us and Mr. Michael E. Podboy, our Executive Vice President, Chief Financial Officer, Chief Investment Officer and Treasurer, in order to update certain provisions of Mr. Podboy’s employment agreement since his appointment to the additional positions of Chief Financial Officer and Treasurer in November 2015.  Accordingly, the Amendment provides that Mr. Podboy will serve as our Executive Vice President, Chief Financial Officer, Chief Investment Officer and Treasurer, and reflects his current annual base salary ($515,000) and target annual bonus (90% of annual base salary).
The foregoing description of the Amendment is not complete and is subject to and qualified in its entirety by the terms of the Amendment, a copy of which is filed herewith as Exhibit 10.1, and is incorporated herein by reference.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1*	Amended and Restated Indemnification Agreement, dated as of November 9, 2017
10.2*	Second Amended and Restated Bylaws of the Company, dated as of November 9, 2017
10.3*	First Amendment to Amended and Restated Executive Employment Agreement, dated as of November 9, 2017, between InvenTrust Properties Corp. and Michael E. Podboy
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed with the SEC on November 9, 2017, is formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

* Filed as part of this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InvenTrust Properties Corp.

Date:	November 9, 2017
By:	/s/ Thomas P. McGuinness

Name:	Thomas P. McGuinness
Title:	President and Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2017
By:	/s/ Michael E. Podboy

Name:	Michael E. Podboy
Title:	Executive Vice President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer)