Form 10-K
period 2017-12-31
InvenTrust Properties Corp.
filed 2018-03-07
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no established market for the registrant’s shares of common stock. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2017 (the last business day of the registrant’s most recently completed second quarter) was approximately $2,544,848,170, based on the estimated per share value of $3.29, as established by the registrant as of May 1, 2017.
As of February 23, 2018, there were 774,311,254 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive "Proxy Statement" for its annual stockholders' meeting to be held on May 9, 2018 are incorporated by reference in Part III of this Form 10-K.

INVENTRUST PROPERTIES CORP.
TABLE OF CONTENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K ("Annual Report"), other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"), as amended. These statements include statements about InvenTrust Properties Corp.'s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "guidance," "predict," "potential," "continue," "likely," "will," "would," "illustrative" and variations of these terms and similar expressions, or the negative of these terms or similar expressions.  Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us based on our knowledge and understanding of the business and industry, are inherently uncertain.  These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements. There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report. Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties and factors set forth under "Part I, Item 1A. -- Risk Factors" and "Part II, Item 7 -- Management’s Discussion and Analysis of Financial Condition and Results of Operations,("MD&A")" and the risks and uncertainties related to the following:

•
market, political and economic volatility experienced by the United States ("U.S.") economy or real estate industry as a whole, and the regional and local political and economic conditions in the markets in which our properties are located;

•	our ability to complete a strategic transaction, enhance stockholder value and provide liquidity to stockholders;

•	our ability to identify, execute and complete disposition opportunities and at expected valuations;

•
our ability to identify, execute and complete acquisition opportunities and to integrate and successfully operate any investment properties acquired in the future and the risks associated with such investment properties;

•	our ability to manage the risks of expanding, developing or re-developing some of our current and prospective investment properties;

•	our transition to an integrated operating platform may not prove successful over the long term;

•	loss of members of our senior management team or other key personnel;

•	changes in governmental regulations and U.S. accounting standards or interpretations thereof;

•	our ability to access capital for renovations and acquisitions on terms and at times that are acceptable to us;

•	changes in the competitive environment in the leasing market and any other market in which we operate;

•	forthcoming expirations of certain of our leases and our ability to re-lease such investment properties;

•	our ability to collect rent from tenants or to rent space on favorable terms or at all;

•	the impact of leasing and capital expenditures to improve our investment properties in order to retain and attract tenants;

•
events beyond our control, such as war, terrorist attacks, including acts of domestic terrorism, natural disasters and severe weather incidents, and any uninsured or underinsured loss resulting therefrom;

•	actions or failures by our joint venture partners, including development partners;

•	the cost of compliance with and liabilities under environmental, health and safety laws;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	the economic success and viability of our anchor retail tenants;

•	our debt financing, including risk of default, loss and other restrictions placed on us;

•	our ability to refinance maturing debt or to obtain new financing on attractive terms;

•	future increases in interest rates;

•	the availability of cash flow from operating activities to fund distributions;

•	our investment in equity and debt securities and in companies we do not control;

•	our status as a real estate investment trust ("REIT") for federal tax purposes;

•	changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs.; and

•	the impact of changes in the tax code as a result of recent U.S. federal income tax reform and uncertainty as to how some of those changes may be applied.
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
Item 1. Business
General
InvenTrust Properties Corp. is a Maryland corporation and has elected to be taxed, and currently qualifies, as a REIT for federal tax purposes. We were initially formed as Inland American Real Estate Trust, Inc. on October 4, 2004 and changed our name to InvenTrust Properties Corp. in April 2015. We were formed to own, manage, acquire and develop a diversified portfolio of commercial real estate located throughout the United States and to own properties in development and partially own properties through joint ventures, as well as investments in marketable securities and other assets. On February 3, 2015, we completed the spin-off of Xenia Hotels & Resorts, Inc. ("Xenia"), which held our remaining lodging properties. On April 26, 2016, we completed the spin-off of Highlands REIT, Inc. ("Highlands"), which held our remaining non-core properties, and on June 23, 2016, we completed the sale of University House Communities Group, Inc. ("University House"), formerly our student housing platform. As of December 31, 2017, we no longer own a diversified portfolio and are now focused on being a multi-tenant retail platform.
As of December 31, 2017, our multi-tenant retail platform consisted of 71 wholly owned retail properties, including two consolidated retail properties considered Parked Assets as legal title was held by a wholly owned subsidiary of an Exchange Accommodation Titleholder ("EAT")(the "EAT Subsidiary") pending completion of a reverse like-kind exchange under Section 1031 of the Internal Revenue Code of 1986 (the "Code")("Reverse 1031 Exchange")(see "Item 8. Note 5. Investment in Consolidated and Unconsolidated Entities"), with a combined gross leasable area ("GLA") of approximately 12.4 million square feet, and investments in two operating real estate joint ventures. We manage 15 retail properties with a GLA of approximately 3.0 million square feet owned through an interest in one of our joint ventures, IAGM Retail Fund I, LLC ("IAGM"), an unconsolidated retail joint venture partnership between the Company as 55% owner and PGGM Private Real Estate Fund ("PGGM").
Our owned and managed retail properties are entirely comprised of open-air centers, including (i) grocery-anchored neighborhood and community centers and (ii) necessity-based power centers. The following table summarizes our multi-tenant retail platform as of December 31, 2017:

	No. of Properties	GLA (square feet)	Economic Occupancy (a)	ABR per Square Foot (b)
Wholly owned and consolidated
Neighborhood and Community Center	41	4,166,659	94.1%	$17.32
Power Center	30	8,278,044	94.2%	15.50
	71	12,444,703	94.2%	16.11
Properties held by IAGM (c)
Neighborhood and Community Center	7	1,266,696	91.1%	18.60
Power Center	8	1,709,707	90.7%	15.29
	15	2,976,403	90.9%	16.76
Multi-tenant retail platform, totals	86	15,421,106	93.5%	$16.23

(a)
Economic occupancy is defined as the percentage of total GLA for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupancy by that tenant of the area being leased. Actual use may be less than economic square footage.

(b)
Annualized Base Rent ("ABR") is computed as revenue for the last month of the period multiplied by twelve months. ABR includes the effect of rent abatements, lease inducements, straight-line rent GAAP adjustments and ground rent income. ABR per square foot is computed as ABR divided by the total leased square footage at the end of the period. Specialty leasing represents leases of less than one year in duration for inline space and includes any term length for a common area space, and is excluded from the ABR and leased square footage figures when computing the ABR per square foot.

(c)
Of the 15 retail properties owned through our interest in IAGM, one property is under re-development and has been classified as unstabilized. This property remains included in overall property count but has been removed from the results for GLA, economic occupancy, and ABR per square foot shown in tables throughout this Annual Report.

Business Objective and Strategy
Our business objective is to operate as a pure-play multi-tenant retail REIT. We believe we are positioned to achieve our business objective by owning, leasing, redeveloping, acquiring and managing open-air centers in markets with above average population, employment and wage growth. We have identified 10-15 core markets within the metropolitan areas of Atlanta, Austin, Charlotte, Dallas-Fort Worth-Arlington, Denver, Houston, the greater Los Angeles and San Diego areas, suburban Washington D.C., Miami, Orlando, Raleigh-Durham, San Antonio and Tampa that meet this criteria.
We will seek to achieve our business objective and strategy through the following:

•	Acquire accretive retail properties in core markets;

•	Opportunistically dispose of retail properties with maximized values and retail properties not located in our core markets;

•	Pursue re-development opportunities at our current retail properties; and

•	Maintain low leverage and a flexible capital structure.
Acquire accretive retail properties in core markets. InvenTrust's targeted core markets include those with above average population, employment and wage growth. We believe these conditions create markets that will experience increasing demand for grocery-anchored and necessity-based retail centers which will enable us to capitalize on potential future rent increases while enjoying sustained occupancy at our centers.
Opportunistically dispose of retail properties with maximized values and retail properties not located in our core markets. We continue to opportunistically dispose of properties in low growth markets or where we believe the properties' values have been maximized. Through these types of dispositions, we expect the number of our markets will decrease from approximately 20 markets to our core 10-15 markets. Additionally, these types of dispositions will allow the Company to re-deploy resources into properties in our core markets.
Pursue re-development opportunities at our current retail properties. In 2016, we launched a coordinated program to increase rental income by maximizing existing re-development opportunities and identifying locations in our current multi-tenant retail platform where we can develop pad sites. In addition, we are working with our tenants to expand rentable square footage at select retail properties where demand warrants.
Maintain low leverage and a flexible capital structure. We continually evaluate the economic and credit environment and its impact on our business. We believe we are appropriately positioned to have significant liquidity to continue executing on our strategy. We expect to have the ability to repay, refinance or extend any of our debt, and we believe we have adequate sources of funds to meet short-term cash needs related to these refinancings or extensions.
We believe that the continuing refinement of our platform will position us for future success, maximize value for stockholders over time, and put us in a position to evaluate and ultimately execute on potential strategic transactions aimed at achieving liquidity and providing a return for our stockholders. While we believe in our ability to execute on our plan, the speed of its completion is uncertain and may be shortened or extended by external and macroeconomic factors including, among others, interest rate movements, local, regional, national and global economic performance, competitive factors, the impact of e-commerce on the retail industry, future retailer store closings, retailer bankruptcies, and government policy changes.
Competition
The commercial real estate retail market is highly competitive. We compete for tenants in all of our markets with other owners and operators of commercial rental properties. We compete based on a number of factors that include location, rental rates, suitability of the property’s design to tenants’ needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on a property’s occupancy levels, rental rates and operating income.
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

Environmental Matters
Compliance with federal, state and local environmental laws has not had a material adverse effect on our business, assets, or results of operations, financial condition and ability to pay distributions, and we do not believe that our existing platform will require us to incur material expenditures to comply with these laws and regulations. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on our properties.
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
Employees
As of December 31, 2017, we had 125 employees.
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
Executive Officers of Registrant
Set forth below is information concerning our executive officers as of March 2, 2018.
Thomas P. McGuinness, 62. Mr. McGuinness currently serves as our President and Chief Executive Officer and is also a member of our board of directors. He has served as our President since we initiated our self-management transactions in March 2014 and as our Chief Executive Officer since November 2014. Prior to the self-management transactions, he served as our President and principal executive officer since September 2012 and President of our former business manager since January 2012. Prior to that time, Mr. McGuinness was the President of our former property manager. Mr. McGuinness previously served as the president of the Chicagoland Apartment Association and as the regional vice president of the National Apartment Association. He also served on the board of directors of the Apartment Building Owners and Managers Association, and was a trustee with the Service Employees’ Local No. 1 Health and Welfare Fund and its Pension Fund. Mr. McGuinness is an Executive Committee member of our retail joint venture entity IAGM.
Michael E. Podboy, 40. Mr. Podboy has served as our Executive Vice President - Chief Financial Officer, Chief Investment Officer and Treasurer since November 2015. He served as our Executive Vice President - Chief Investment Officer from November 2014 to November 2015 and as our Executive Vice President - Investments from March to November 2014. Mr. Podboy also served as the Senior Vice President of Non-Core Asset Management from January 2012 through March 2014 and the Vice President of Asset Management from May 2007 through December 2011, in each case for our former business manager. Mr. Podboy worked in public accounting and was a senior manager in the real estate division for KPMG LLP. He received a bachelor’s degree with a focus on accounting and computer science from the University of Saint Thomas in Minnesota. Mr. Podboy is an Executive Committee member of the Company’s retail joint venture entity IAGM.

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
Our business may be affected by market and economic challenges experienced by the U.S. or global economies or the real estate industry as a whole (and, in particular, the retail sector); by the regional or local economic conditions in the markets in which our assets are located, including any dislocations in the credit markets; or by competitive business market conditions experienced by us and/or our retail tenants and shadow anchor retailers (anchor retailers that anchor our assets but whose properties are not owned or leased by us), such as challenges competing with e-commerce channels. For example, prolonged lower oil prices may negatively impact the economy in the Houston metropolitan area, where approximately 14% of our total annualized base rental income is concentrated. These conditions may materially affect our tenants, shadow anchor retailers, the value and performance of our assets and our ability to sell assets, as well as our ability to make principal and interest payments on, or refinance, outstanding debt when due. Challenging economic conditions may also impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Specifically, these conditions may have the following consequences:

•
the financial condition of our tenants may be adversely affected, which may result in us having to increase concessions, reduce rental rates or make capital improvements in order to maintain occupancy levels or to negotiate for reduced space needs, which may result in a decrease in our occupancy levels and cash flows;

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

•	our ability to borrow on terms and conditions that we find acceptable may be limited;

•	consolidation in the retail sector, which could negatively impact the rental rates we are able to charge and occupancy levels;

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
A consumer shift in retail shopping from brick and mortar stores to e-commerce, may have an adverse impact on our revenues and cash flow.
The majority of national retailers operating brick and mortar stores have made e-commerce sales an important part of their business model. Although many tenants at our retail properties either provide services or sell groceries, the shift to e-commerce sales may adversely impact our retail tenants' sales causing those retailers to adjust the size or number of retail locations in the future. This shift could adversely impact our occupancy and rental rates, which would, in turn, adversely impact our revenues and cash flows.
Our management and our board of directors are working on positioning the Company to explore various strategic transactions designed to provide liquidity for our stockholders. Such strategic transactions may not occur, and even if they do occur, they may not be successful in increasing stockholder value or providing liquidity for our stockholders.

Our management and our board of directors are working on positioning the Company to explore various strategic transactions designed to ultimately provide liquidity for our stockholders. We do not know the timing or the form that any such strategic transaction might take. In addition, strategic transaction options are subject to factors that are outside of our control, such as economic and market conditions. Our board of directors may decide to apply to have our shares of common stock listed for trading on a national securities exchange or included for quotation on a national market system; seek to sell all or substantially all our assets, liquidate or engage in a merger transaction; contribute substantial assets to a joint venture in exchange for cash; sell our assets individually or approve a strategic transaction whose form we cannot yet reasonably anticipate. It is possible that no such strategic transaction will ever occur. Even if a strategic transaction does occur, it may not be successful in increasing share value or providing liquidity for our stockholders, and may have the opposite effect, eroding share value and failing to deliver any meaningful liquidity, in which case your investment would lose value.
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
As part of our strategy, we intend to tailor and grow our multi-tenant retail platform. We cannot assure you that we will be able to identify opportunities or complete transactions on commercially reasonable terms or at all, or that we will actually realize any anticipated benefits from such acquisitions or investments. There may be high barriers to entry in many key markets and scarcity of available acquisition and investment opportunities in desirable locations. We face significant competition for attractive investment opportunities from an indeterminate number of other real estate investors, including investors with significant capital resources such as domestic and foreign corporations and financial institutions, sovereign wealth funds, public and private REITs, private institutional investment funds, domestic and foreign high-net-worth individuals, life insurance companies and pension funds. As a result of competition, we may be unable to acquire additional properties as we desire or the purchase price may be significantly elevated. Similarly, we cannot assure you that we will be able to obtain financing for acquisitions or investments on attractive terms or at all, or that the ability to obtain financing will not be restricted by the terms of our credit facility or other indebtedness we may incur.
Additionally, we regularly review our business to identify properties or other assets that we believe are in markets or have certain characteristics that may not benefit us as much as properties in other markets or with different characteristics. One of our strategies is to selectively dispose of retail properties and use sale proceeds to fund our growth in markets and with properties that will enhance our multi-tenant retail platform. We cannot assure you that we will be able to consummate any such sales on commercially reasonable terms or at all, or that we will actually realize any anticipated benefits from such sales. Additionally, we may be unable to successfully identify attractive and suitable replacement assets even if we are successful in completing such dispositions. We may face delays in reinvesting net sales proceeds in new assets, which would impact the return we earn on our assets. Dispositions of real estate assets can be particularly difficult in a challenging economic environment when uncertainties exist about the impact of e-commerce on retailers and when financing alternatives are limited for potential buyers. Our inability to sell assets, or to sell such assets at attractive prices, could have an adverse impact on our ability to realize proceeds for reinvestment. In addition, even if we are successful in consummating sales of selected retail properties, such dispositions may result in losses.
Any such acquisitions, investments or dispositions could also demand significant attention from management that would otherwise be available for our regular business operations, which could harm our business.

Our ongoing strategy depends, in part, on expanding, developing or re-developing some of our current retail properties. We face risks with the expansion, development and re-development of properties that may impact our financial condition and results of operations.
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
We completed our transition to an integrated operating platform with the self-management transaction at the beginning of 2015. To operate effectively as an integrated operating platform, we may incur additional costs or experience challenges. There may also be unforeseen costs, expenses and difficulties associated with self-providing the services previously provided by our former business manager and our former property managers. Such difficulties could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our business and properties.
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
Investments in real estate are subject to varying degrees of risk. For example, an investment in real estate cannot generally be quickly sold, and we cannot predict whether we will be able to sell any asset we desire to on the terms set by us or acceptable to us, or the length of time needed to find a willing purchaser and to close the sale of such asset. Moreover, the Code imposes restrictions on a REIT’s ability to dispose of assets that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs require that we hold our assets for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of assets that otherwise would be in our best interests. Therefore, we may not be able to vary our platform promptly in response to changing economic, financial and investment conditions and dispose of assets at opportune times or on favorable terms, which may adversely affect our cash flows and our ability to make distributions to stockholders.
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
Our business and financial condition depend on the financial stability of our tenants. Certain economic conditions may adversely affect one or more of our tenants. For example, business failures, downsizings, changing consumer tastes and e-commerce can contribute to reduced consumer demand for retail products and services, which would impact tenants of our retail properties. In addition, our retail properties typically are anchored by large, nationally recognized tenants, any of which may experience a downturn in its business that may weaken significantly its financial condition and thus the performance of the applicable shopping center. Further, mergers or consolidations among large retail establishments could result in the closure of existing stores or duplicate or geographically overlapping store locations, which could include tenants at our retail properties.
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
Our platform is subject to geographic concentration, which exposes us to risks of oversupply and competition in the relevant markets. Significant increases in the supply of certain property types without corresponding increases in demand in those markets could have a material adverse effect on our financial condition, our results of operations and our ability to pay distributions.
As of December 31, 2017, approximately 14%, 11%, and 10% of the total annualized base rental income of our portfolio was generated by properties located in the Houston, Dallas-Fort Worth-Arlington, and Austin metropolitan areas, respectively. An oversupply of retail properties in any of these markets, without a corresponding increase in demand, could have a material adverse effect on our financial condition, our results of operations and our ability to pay distributions.
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
We also face competition from other real estate investment programs for buyers. We perceive there to be a smaller population of potential buyers for certain types of assets that comprise our portfolio in comparison to assets in other real estate sectors, which may make it challenging for us to sell certain of our retail properties.
We may be unable to renew leases, lease vacant space or re-let space as leases expire, thereby increasing or prolonging vacancies, which could adversely affect our financial condition, cash flows and results of operations.
Our retail properties are currently 93.5% occupied. As of December 31, 2017, leases representing approximately 6.3% and 13.4% of our expiring gross leasable area of 14,418,402 square feet of our retail properties are scheduled to expire in 2018 and 2019, respectively (not taking into account any renewal options). We cannot assure you that leases will be renewed or that our properties will be re-leased on terms equal to or better than the current terms, or at all. We also may not be able to lease space which is currently not occupied on acceptable terms and conditions, if at all. In addition, some of our tenants have leases that include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no liability to us. We may be required to offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to retain these tenants or attract new ones. It is possible that, in order to lease currently vacant space, or space that may become vacant, we will be required to make rent or other concessions to tenants, accommodate requests for renovations, make tenant improvements and other improvements or provide additional services to our tenants. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire or to attract new tenants. Portions of our assets may remain vacant for extended periods of time. If the rental rates for our assets decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, cash flows and results of operations could be adversely affected.
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
Natural disasters and severe weather such as earthquakes, wildfires, tornadoes, hurricanes, blizzards, hailstorms or floods may result in significant damage to our properties, disrupt operations at our properties and adversely affect both the value of our properties and the ability of our tenants and operators to make their scheduled rent payments to us. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. These losses may not be insured or insurable at commercially reasonable rates. When we have a geographic concentration, a single catastrophe or destructive weather event affecting a region may have a significant negative effect on our financial condition, results of operations, and cash flows. As a result, our operating and financial results may vary significantly from one period to the next. We also are exposed to the risk of an increased need for the maintenance and repair of our buildings due to inclement weather.

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
A retail property’s revenues and value may be adversely affected by a number of factors, many of which apply to real estate investment generally, but which also include trends in the retail industry and perceptions by retailers or shoppers of the safety, convenience and attractiveness of the retail property. Our retail properties are public locations, and any incidents of crime or violence, including acts of terrorism, could result in a reduction of business traffic to tenant stores in our properties. Any such incidents may also expose us to civil liability or harm our reputation. In addition, to the extent that the investing public has a negative perception of the retail sector, the value of our retail properties may be negatively impacted.
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
Our success depends on the success and continued presence of our anchor tenants.
Our properties are largely dependent on the operational success of their anchor tenants (those occupying 10,000 square feet or more). Anchor tenants occupy significant amounts of square footage, pay a significant portion of the total rents at a property and contribute to the success of other tenants by drawing consumers to a property. Our net income could be adversely affected by the loss of revenues in the event a significant tenant becomes bankrupt or insolvent, experiences a downturn in its business, materially defaults on its leases, does not renew its leases as they expire, or renews at a lower rental rate. In addition, if a significant tenant vacates a property, co-tenancy clauses may allow other tenants to modify or terminate their rent or lease obligations. Co-tenancy clauses have several variants and may allow a tenant to pay reduced levels of rent until a certain number of tenants open their stores within the same property.

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
As of December 31, 2017, approximately $150.0 million of our debt bore interest at variable rates. Increases in interest rates on variable rate debt that has not otherwise been hedged through the use of swap agreements reduce the funds available for other needs, including distribution to our stockholders. As of December 31, 2017, approximately $520.8 million of our total indebtedness bore interest at rates that are fixed or were swapped to fixed. As fixed-rate debt matures, we may not be able to borrow at rates equal to or lower than the rates on the expiring debt. In addition, if rising interest rates cause us to need additional capital to repay indebtedness, we may be forced to sell one or more of our properties or investments in real estate at times that may not permit us to realize the return on the investments we would have otherwise realized.
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
Some of our assets are or will be held in special-purpose property-owning subsidiaries. In the future, such special purpose property-owning subsidiaries may default and/or send notices of imminent default on non-recourse mortgage loans where the relevant asset is or will be suffering from cash shortfalls on operating expenses, leasing costs and/or debt service obligations. Any default by our special purpose property-owning subsidiaries under non-recourse mortgage loans would give the lenders the right to accelerate the payment on the loans and the right to foreclose on the asset underlying such loans. There are several potential outcomes on the default of a non-recourse mortgage loan, including foreclosure, a deed-in-lieu of foreclosure, a cooperative short sale, or a negotiated modification to the terms of the loan. There is no assurance that we will be able to achieve a favorable outcome on a cooperative or timely basis on any defaulted mortgage loan.
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
In 2015 we spun off Xenia and in 2016 we spun off Highlands by distributing 95% and 100%, respectively, of the shares of the common stock of these former subsidiaries to our shareholders. In connection with each of these spin-off transactions, we entered into a Separation and Distribution Agreement with Xenia or Highlands, as applicable, which provides for, among other things, the allocation between us and Xenia or Highlands, as applicable, of our assets, liabilities and obligations attributable to periods prior to, at and after the applicable share distribution. Among other things, each Separation and Distribution Agreement also provides that we will indemnify and be financially responsible for liabilities that may exist relating to the assets that were not included in the spun-off company or for certain liabilities relating to the spin-off transactions. Conversely, each of Xenia and Highlands agreed to indemnify us related to certain of their assets and businesses and for certain liabilities relating to the spin-off transactions. However, third parties could seek to hold us responsible for any of the liabilities that these former subsidiaries agreed to retain, and there can be no assurance that our former subsidiaries will be able to fully satisfy any indemnification obligations they owe to us in a timely manner or in full. As a result, we may be responsible for substantial liabilities under the Separation and Distribution Agreements or that relate to Xenia or Highlands.
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
Our shares of common stock are not listed on a national securities exchange. There is no established public trading market for our shares and no assurance that one may develop. Our charter prohibits any persons or groups from owning more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of the outstanding shares of our common stock unless exempted prospectively or retroactively by our board of directors. This may inhibit investors from purchasing a large portion of our shares. Our charter also does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national exchange by a specified date or provide any other type of liquidity to our stockholders. Although our management and board of directors are working on positioning the Company to explore various strategic alternatives, there is no assurance that we will be successful in identifying and executing on a strategic alternative. In addition, we do not know the timing or what form the alternative would take. Strategic transaction options are subject to factors that are outside of our control, such as economic and market conditions. If our board were to pursue a strategic alternative in the form of a listing event of our common stock on a national securities exchange or otherwise, there is no assurance that we would satisfy the listing requirements or that our shares would be approved for listing. Additionally, if and when a liquidity event occurs, there is no guarantee you will be able to liquidate your common stock at a price equal to your initial investment value or the current estimated share value. Our estimated share value is generally determined only once a year and is based on a number of assumptions and estimates that may not be accurate or complete and is subject to a number of limitations as described below.
The estimated value per share of our common stock is based on a number of assumptions and estimates that may not be accurate or complete and is also subject to a number of limitations.
On May 5, 2017, we announced an estimated value of our common stock equal to $3.29 per share. Our board of directors engaged Duff & Phelps, LLC ("Duff & Phelps"), an independent third-party valuation advisory firm that specializes in providing real estate valuation services, to advise the Audit Committee and the board of directors in their estimate of the per share value of our common stock on a fully diluted basis as of May 1, 2017. As with any methodology used to estimate value, the methodology employed by Duff & Phelps and the recommendations made by us were based upon a number of estimates and assumptions that may not have been accurate or complete. Further, different parties using different assumptions and estimates could have derived a different estimated value per share, which could be significantly different from our estimated value per share. The estimated per share value does not represent: (i) the expected price at which our shares would trade on a national securities exchange, (ii) the amount per share a stockholder would obtain if he, she or it tried to sell his, her or its shares or (iii) the amount per share stockholders would receive if we liquidated our assets and distributed the proceeds after paying all our expenses and liabilities. Furthermore, the estimated share value is generally determined only as of a particular date once a year and could be subject to significant volatility due to a variety of economic, political, market, competitive and other factors, which could cause the estimated share value to go up or down over time. Accordingly, with respect to the estimated value per share, we can give no assurance that:

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
Historically we have paid, and we intend to continue to pay, regular cash distributions to our stockholders. We increased our annual distribution rate from $0.0675 per share of common stock to $0.0695 per share of common stock, beginning with the quarterly distribution paid in April 2017. The adjustment to the distribution rate equates to a 2017 calendar year total distribution of $0.069 per share (an annual rate of $0.0675 per share paid in January 2017, and an annual rate of $0.0695 per share paid in April, July and October 2017). As we execute on our retail strategy, our board expects to evaluate our distribution rate on a periodic basis. See "Outlook" for more information regarding our retail strategy.
Factors that can affect the availability and timing of cash distributions include our ability to earn positive yields on our real estate assets, the yields on securities in which we invest and our operating expense levels, and many others. Our portfolio strategy may also affect our ability to pay our cash distributions if we are not able to timely reinvest the capital we receive from our property dispositions. There is no assurance that we will be able to continue paying distributions at the current level or that the amount of distributions will increase, or not continue to decrease, over time. Even if we are able to continue paying distributions, the actual amount and timing of distributions is determined by our board of directors in its discretion and typically depends on the amount of funds available for distribution, which depends on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time.
Funding distributions from sources other than cash flow from operating activities may negatively impact our ability to sustain or pay future distributions and result in us having less cash available for other uses, such as property purchases.
If our cash flow from operating activities is not sufficient to fully fund the payment of distributions, the level of our distributions may not be sustainable. For the year ended December 31, 2017, distributions were paid from cash flow from operations, distributions from unconsolidated entities and gain on sales of properties.
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
Our investment policies may change over time. The methods of implementing our investment policies may also vary, as new investment techniques are developed. Our investment policies, the methods for implementing them, and our other objectives, policies and procedures may be altered by our board of directors or a committee of our board of directors without the approval of our stockholders. As a result, the nature of your investment could change without your consent. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk and real property market fluctuations, all of which could materially and adversely affect our ability to achieve our investment objectives.
The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.
We have deposited our cash and cash equivalents in several banking institutions in an attempt to minimize exposure to the failure of any one of these entities. However, the Federal Deposit Insurance Corporation ("FDIC") generally only insures limited amounts per depositor per insured bank. At December 31, 2017, we had cash and cash equivalents and restricted cash deposited in interest-bearing transaction accounts at certain financial institutions exceeding these federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest.

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
Our qualification as a REIT depends on our ability to continue to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets as well as other tests imposed by the Code. We cannot assure you that our actual operations for any one taxable year will satisfy these requirements. Further, new legislation, regulations, administrative interpretations or court decisions could significantly affect our ability to qualify as a REIT or the federal income tax consequences of our qualification as a REIT. If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

•	we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;

•	we could be subject to the U.S. federal alternative minimum tax for the tax years prior to January 1, 2018 and possibly increased state and local taxes; and

•	unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.
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
The maximum tax rate applicable to "qualified dividend income" payable to U.S. stockholders that are taxed at individual rates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates on qualified dividend income. Effective January 1, 2018, the 2017 Tax Legislation allows individual investors to be taxed at a 20% deduction on a REIT's ordinary dividends. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends treated as qualified dividend income, which could adversely affect the value of the shares of REITs, including our common stock.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Code may limit our ability to hedge the risks inherent to our operations. Under current law, any income that we generate from derivatives or other transactions intended to hedge our interest rate risk with respect to borrowings made, or to be made, to acquire or carry real estate assets generally will not constitute gross income for purposes of the 75% and 95% income requirements applicable to REITs, provided that we properly identify the hedging transaction pursuant to the applicable sections of the Code and Treasury Regulations. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both gross income tests. As a result of these rules, we may be required to limit the use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.
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
The 2017 Tax Legislation has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. Changes made by the 2017 Tax Legislation that could affect us and our stockholders include, among others:

•
temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate has been reduced from 39.6% to 37% for taxable years beginning after December 31, 2017 and before January 1, 2026;

•	permanently eliminating the progressive corporate tax rate structure, which previously imposed a maximum corporate tax rate of 35%, and replacing it with a flat corporate tax rate of 21%;

•
permitting a deduction for certain pass-through business income, including dividends received by our stockholders from us that are not designated by us as capital gain dividends or qualified dividend income, which will allow individuals, trusts, and estates to deduct up to 20% of such amounts for taxable years beginning after December 31, 2017 and before January 1, 2026;

•
reducing the highest rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•
limiting our deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of our REIT taxable income (determined without regard to the dividends paid reduction);

•
generally limiting the deduction for net business interest expense in excess of 30% of a business's "adjusted taxable income," except for taxpayers that engage in certain real estate businesses (including most equity REITs) and elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system with longer depreciation periods); and

•	eliminating the corporate alternative minimum tax.
Many of these changes that are applicable to us are effective beginning with our 2018 taxable year, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the IRS and the U.S. Department of the Treasury, any of which could lessen or increase the impact of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. While some of the changes made by the tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors and auditors to determine the full impact that the 2017 Tax Legislation as a whole will have on us.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following section sets forth certain summary information about our multi-tenant retail platform as of December 31, 2017.
The following table represents the geographical diversity of our platform by state as of December 31, 2017.

	State	No. of Properties	GLA (square feet)	% of Total GLA
1	Texas	35	6,494,242	42.1%
2	North Carolina	8	1,716,531	11.1%
3	Florida	8	1,547,343	10.0%
4	Georgia	9	1,363,192	8.8%
5	California	7	1,046,633	6.8%
6	Oklahoma (a)	3	728,467	4.7%
7	Colorado	4	665,388	4.3%
8	Virginia	2	375,606	2.4%
9	Iowa	1	282,708	1.8%
10	Wisconsin	1	239,177	1.6%
11	Alabama	1	208,638	1.4%
12	Ohio	2	187,565	1.2%
13	Kentucky	2	176,657	1.1%
14	Louisiana	1	156,441	1.0%
15	Maryland	1	125,018	0.8%
16	Pennsylvania	1	107,500	0.7%
	Total	86	15,421,106	100%

(a)	Oklahoma excludes 267,590 square feet of GLA related to Bryant Square, an IAGM retail property that is under re-development and has been classified as unstabilized.
The following table represents information regarding the top 10 tenants by total ABR in our multi-tenant retail platform as of December 31, 2017.

Tenant Name	Total ABR ($ thousands)	Percent of Total ABR	GLA (square feet)	Percentage of Total GLA
Ross Dress For Less	$7,621	3.3%	704,626	4.6%
Best Buy	7,388	3.2%	519,531	3.4%
PetSmart	5,862	2.5%	423,879	2.7%
Publix	5,509	2.4%	534,698	3.5%
Dick's Sporting Goods	3,936	1.7%	330,073	2.1%
Michaels	3,360	1.5%	282,502	1.8%
Bed Bath & Beyond	2,961	1.3%	269,527	1.7%
Kohl's	2,913	1.3%	352,183	2.3%
HEB	2,913	1.3%	348,445	2.3%
Ralph's	2,377	1.0%	154,350	1.0%
Totals	$44,840		3,919,814

The following table represents occupied lease expirations of our multi-tenant retail platform as of December 31, 2017.

Lease Expiration Year	No. of Expiring Leases	GLA of Expiring Leases (square feet)	ABR of Expiring Leases ($ thousands)	Percent of Total GLA of Expiring Leases	Percent of Total ABR	Expiring ABR per square foot
2018	234	906,846	$17,693	6.3%	7.6%	$19.51
2019	298	1,935,383	30,096	13.4%	12.9%	15.55
2020	298	1,523,244	26,872	10.6%	11.6%	17.64
2021	282	1,924,418	31,541	13.3%	13.6%	16.39
2022	312	2,162,233	36,435	15.0%	15.7%	16.85
2023	121	1,134,038	17,994	7.9%	7.7%	15.87
2024	86	1,109,611	15,499	7.7%	6.7%	13.97
2025	77	829,337	12,209	5.8%	5.3%	14.72
2026	72	384,699	7,447	2.7%	3.2%	19.36
2027	96	767,897	15,785	5.3%	6.8%	20.56
Thereafter	82	1,472,120	18,583	10.2%	8.0%	12.62
Other (a)	245	268,576	2,096	1.8%	0.9%	7.80
Totals	2,203	14,418,402	$232,250	100%	100%	$16.11

(a)
Other lease expirations include month to month and specialty leases. Specialty leasing represents leases of less than one year in duration for inline space and includes any term length for a common area space. Examples include retail holiday stores, storage, and short-term clothing and furniture consignment stores. Specialty leasing includes, but is not limited to, any term length for a common area space, including but not limited to: tent sales, automated teller machines, cell towers, billboards, and vending.

We believe the percentage of leases expiring annually over the next five years may allow us to capture an appropriate portion of potential market rent increases while also allowing us to manage any potential re-leasing risk. For purposes of preparing the table, we have not assumed that un-exercised contractual lease options contained in certain of our leases will in fact be exercised.
Certain of our properties are encumbered by mortgages, totaling $370.8 million as of December 31, 2017. Additional detail about our retail properties can be found on Schedule III – Real Estate and Accumulated Depreciation.
We have not experienced any tenant bankruptcies or receivable write-offs in our platform that have materially impacted our results of operations. Our retail business is not highly dependent on specific retailers nor is it subject to lease roll over concentration. We believe this minimizes risk to the platform from significant revenue variances over time.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our shares of common stock are not listed on a national securities exchange and there is not otherwise an established public trading market for our shares. We publish an estimated per share value of our common stock to assist broker dealers that sold our common stock in our initial and follow-on "best efforts" offerings to comply with the rules published by FINRA.  On May 5, 2017, we announced an estimated value of our common stock as of May 1, 2017 equal to $3.29 per share.
The Audit Committee of our Board of Directors and our Board engaged Duff & Phelps, an independent third-party global valuation advisory and corporate finance consulting firm that specializes in providing real estate valuation services, to advise the Audit Committee and the Board in their estimate of the per share value of our common stock on a fully diluted basis as of May 1, 2017. Duff & Phelps has extensive experience estimating the fair values of commercial real estate. The report furnished to the Audit Committee and the Board by Duff & Phelps complies with the reporting requirements set forth under Standard Rule 2-2(b) of the Uniform Standards of Professional Appraisal Practice and is certified by a member of the Appraisal Institute with the MAI designation. The Duff & Phelps report, dated May 1, 2017, reflects values as of May 1, 2017.
Duff & Phelps does not have any direct or indirect interests in any transaction with us or in any currently proposed transaction to which we are a party, and there are no conflicts of interest between Duff & Phelps, on one hand, and the Company or any of our directors, on the other. In the ordinary course of business, Duff & Phelps provides services to us in connection with the allocation of the purchase price of acquired properties for accounting and financial reporting purposes.
The Board is ultimately and solely responsible for the determination of the estimated value per share of our common stock. The estimated value per share was determined and approved by the Board based on the recommendation of the Audit Committee.
Duff & Phelps provided a range of per share values for the Audit Committee and the Board to consider and utilized the "net asset value" or "NAV" method. This method is based on the fair value of real estate, real estate related investments and all other assets, less the fair value of total liabilities. The fair value estimate of the real estate assets is equal to the sum of its individual real estate values. Generally, Duff & Phelps estimated the value of our real estate and real estate-related assets at our ownership interest using the income capitalization approach, which included using a discounted cash flow calculation of projected net operating income, less capital expenditures, for each property for the ten-year hold period ending April 30, 2027 or the residual stabilized year, and applying a market supported discount rate and capitalization rate. For acquisitions after January 1, 2017 and properties under contract for sale, Duff & Phelps valued the assets at the contractual purchase price. For all other assets, including cash, other current assets, non-retail joint ventures, land developments and marketable securities, fair value was determined separately. A fair value of our long-term debt obligations, including current liabilities, was also estimated by Duff & Phelps, by comparing market interest rates to the contract rates on our long-term debt and discounting to present value the difference in future payments. For loans currently in default or assets valued near the outstanding debt balance, Duff & Phelps excluded a fair value estimate of the debt.
Duff & Phelps completed its work in conformance with Investment Program Association Practice Guideline 2013-01, "Valuations of Publicly Registered Non-Listed REITs," dated April 29, 2013 and guidelines published by FINRA. In addition, Duff & Phelps determined NAV in a manner consistent with the definition of fair value under U.S. GAAP set forth in Financial Accounting Standards Board ("FASB") Topic ASC 820.
The net asset value per share provided by Duff & Phelps was estimated by subtracting the fair value of the total liabilities from the fair value of the total assets and then dividing the result by the number of shares of common stock outstanding on a fully diluted basis as of May 1, 2017. Duff & Phelps then applied a discount rate sensitivity analysis on the discount rates used to value the retail properties and the office property, as described in more detail below, resulting in a value range of $3.24 to $3.51 per share. The mid-point in that range was $3.37.
On May 1, 2017, our Audit Committee and our Board met to review and discuss Duff & Phelps’s report. Following this review, the Audit Committee recommended and the Board unanimously determined a new estimated per share value of our common stock of $3.29 as of May 1, 2017. In establishing the estimated per share value, the Audit Committee and the Board considered the Duff & Phelps analysis and other factors. Based on this review, the Audit Committee recommended and the Board determined it was appropriate to reduce the Duff & Phelps mid-point value to account for: (i) current U.S. economic conditions, including political effects on the economy, interest rate changes and overall market conditions; (ii) industry-specific trends and data (i.e., store closings and bankruptcies); and (iii) e-commerce sales growth and the perception of the Internet's impact on retail sales. In addition, the Audit Committee recommended and the Board determined it was also appropriate to deduct estimated closing costs, transaction fees and contingencies related to the planned disposition of certain properties pursuant to our strategic plan. However, there are no assurances that such costs will be incurred at the level estimated by the Company. The timing of dispositions is subject to economic and market conditions, and we may not be successful in selling such properties on acceptable terms or at all.
As with any methodology used to estimate value, the methodology employed and the recommendations made by the Company were based upon a number of estimates and assumptions that may not be accurate or complete. Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our estimated value per share. The estimated per share value does not represent (i) the amount at which our shares would trade at on a national securities exchange, (ii) the amount a stockholder would obtain if he or she tried to sell his or her shares, or (iii) the amount stockholders would receive if we liquidated our assets and distributed the proceeds after paying all of our expenses and liabilities. Accordingly, with respect to the estimated value per share, we can give no assurance that:

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

•
the estimated transaction costs, closing costs and contingencies related to the disposition of certain of our retail properties reflected in our estimated value will be incurred at the level estimated by the Company;

•
the methodology used to estimate our value per share would be acceptable to FINRA or that the estimated value per share will satisfy the applicable annual valuation requirements under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and the Code, with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code; or

•	this estimated value will increase, stay at the current level, or not continue to decrease, over time.
The estimated value per share was determined by our Board of Directors on May 1, 2017 and reflects the fact that the estimate was calculated at a moment in time. The value of our shares will likely change over time and will be influenced by changes to the value of our individual assets as well as changes and developments in the real estate (and, in particular, retail real estate) and capital markets. Nevertheless, stockholders should not rely on the estimated value per share in making a decision to buy or sell shares of our common stock.
Stockholders
As of February 23, 2018, we had 155,898 stockholders of record.
Distributions
We have been paying cash distributions since October 2005. In October 2015, we moved from monthly to quarterly distributions. Our distributions are paid one quarter in arrears. During the years ended December 31, 2017 and 2016, we paid cash distributions of $53.4 million and $98.6 million, respectively. For Federal income tax purposes for the years ended December 31, 2017, $0.069 per share, or 100%, of the Company's total distributions would be treated as a non-taxable return of capital and will reduce the tax basis of each share of the Company's common stock held. For the year ended December 31, 2016, $0.150 per share, or 31.9%, of the total distribution paid of $0.470 per share were treated as a return of capital. Of the remaining portion of the distributions paid for the year ended December 31, 2016, $0.080 per share, or 17.0%, were treated as ordinary dividends and $0.240 per share, or 51.1%, were treated as capital gains dividends. Included in the distributions in 2016 was the Highlands' stock distribution to our shareholders as a result of the Highlands spin-off.
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
Recent Sales of Unregistered Securities
None.

Item 6. Selected Financial Data
The following table shows selected financial data relating to our consolidated historical financial condition and results of operations required by Item 301 of Regulation S-K. Such selected data should be read in conjunction with "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes appearing elsewhere in this report (dollar amounts are stated in thousands, except share and per share amounts).

	As of and for the year ended December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Total assets (a)	$2,698,604	$2,786,754	$4,204,923	$7,497,316	$9,662,464
Debt, net (a)	$667,861	$730,605	$1,094,651	$1,991,608	$3,641,552
Operating Data:
Total income (a)	$251,809	$242,693	$257,628	$282,709	$456,285
Total interest and dividend income (a)	$4,249	$11,849	$11,767	$12,711	$18,855
Net income (a)	$61,793	$252,722	$3,464	$486,642	$244,048
Net income per common share, basic and diluted	$0.07	$0.29	$0.01	$0.55	$0.27
Common Stock Distributions:
Distributions declared on common stock	$53,758	$83,633	$138,614	$436,875	$450,106
Distributions paid to common stockholders	$53,358	$98,606	$146,510	$438,875	$449,253
Distributions declared per weighted average common share	$0.07	$0.10	$0.16	$0.50	$0.50
Distributions paid per weighted average common share	$0.07	$0.12	$0.17	$0.50	$0.50
Supplemental Non-GAAP Measures:
Funds from operations (b)	$167,667	$145,188	$247,245	$442,511	$459,607
Modified net operating income (c)	$172,505	$164,833	$178,600	$190,664	$215,350
Cash Flow Data:
Cash flows provided by operating activities (a)	$118,152	$122,024	$195,615	$340,335	$422,813
Cash flows (used in) provided by investing activities (a)	$(193,244)	$1,067,999	$(164,274)	$1,922,890	$922,624
Cash flows used in financing activities	$(159,411)	$(996,058)	$(561,206)	$(1,849,312)	$(1,246,979)
Other Information:
Weighted average number of common shares outstanding, basic and diluted	773,445,341	854,638,497	861,830,627	878,064,982	899,842,722

(a)
Throughout 2015, 2016 and 2017, we continued to implement a strategy of focusing, tailoring, and refining our portfolio of real estate assets. Information regarding our acquisitions and dispositions in 2016 and 2017 can be found in "Item 8. Note 3. Acquired Properties" and "Item 8. Note 4. Disposed Properties", of notes to the consolidated financial statements included herein, respectively.

(b)
The National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as FFO, or Funds from Operations. Our FFO, which is based on the NAREIT definition, is net income (loss) in accordance with GAAP excluding gains (or losses) resulting from dispositions of properties, plus depreciation and amortization and impairment charges on depreciable property, after adjustments for unconsolidated partnerships and joint ventures in which we hold an interest, and extraordinary items. We have adopted the NAREIT definition in our calculation of FFO Applicable to Common Shares as management considers FFO a widely accepted and appropriate measure of performance for REITs.

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
The Company believes that FFO is a useful measure of properties' operating performance because FFO excludes non-cash items from GAAP net income. FFO is neither intended to be a substitute for "net income" nor for "cash flows from operating activities" as determined by GAAP. Other REITs may use alternative methodologies for calculating similarly titled measures, which may not be comparable to the Company's calculation of NAREIT FFO Applicable to Common Shares. FFO is calculated as follows (dollar amounts are stated in thousands):

		Year ended December 31,
		2017	2016	2015
	Net income	$61,793	$252,722	$3,464
Add:	Depreciation and amortization related to investment properties	93,646	115,317	162,412
	Our share of depreciation and amortization related to investment in unconsolidated entities	14,773	14,965	13,143
	Provision for asset impairment, continuing operations	27,754	11,208	108,154
	Provision for asset impairment, discontinued operations	—	106,514	—
	Provision for asset impairment recognized in equity in (losses) earnings of unconsolidated entities	2,610	—	—
	Loss on contribution of real estate to an unconsolidated joint venture	—	—	12,919
Less:	Gains from property sales and transfer of assets, net	34,181	354,104	40,682
	Our share of (losses) and gains from sales reflected in equity in earnings of unconsolidated entities	(1,272)	—	11,839
	Gains from sales of investment in unconsolidated entities, continuing operations	—	—	326
	Gains from sales of investment in unconsolidated entities, discontinued operations	—	1,434	—
	FFO Applicable to Common Shares	$167,667	$145,188	$247,245
The table below reflects additional information related to certain items that significantly impact the comparability of our FFO and net income (loss). We believe this table provides useful supplemental information that may facilitate comparisons of our ongoing operating performance between periods, as well as between us and REITs that include similar disclosure. We believe this information will help our investors assess the sustainability of our operating performance exclusive of non-cash revenues or expenses, or the impacts of certain transactions that are not related to the ongoing profitability of our portfolio of properties. Dollar amounts are stated in thousands.

	Year ended December 31,
	2017	2016	2015
Amortization of above and below market leases, net	$5,510	$4,255	$1,907
Amortization of mark to market debt, premium and (discount), net	117	(317)	(5,568)
Gain (loss) on extinguishment of debt, continuing operations, net	(840)	10,498	4,568
Gain (loss) on extinguishment of debt, discontinued operations, net	(2)	(2,826)	—
Straight line rental income adjustment	2,202	(20)	(24)
Acquisition costs, expensed	—	1,287	1,374
Stock-based compensation expense	4,987	3,737	2,515
Marketable securities, impairment	—	1,327	—

(c)
The Company believes modified net operating income ("NOI") provides comparability across periods when evaluating financial condition and operating performance. Modified NOI reflects the income from operations excluding lease termination income and GAAP rent adjustments (such as straight line rent and above/below market lease amortization). NOI excludes interest expense, depreciation and amortization, general and administrative expenses, net income of noncontrolling interest, and other investment income from corporate investments.

The following table reflects a reconciliation of modified NOI to the net income attributable to the Company on the consolidated statements of operations and comprehensive income (loss), the most comparable GAAP measure, for the years ended December 31, 2017, 2016 and 2015 (dollar amounts are stated in thousands).

	Year ended December 31,
	2017	2016	2015
Net income	$61,793	$252,722	$3,464
Adjustments to reconcile to total modified NOI
Net income from discontinued operations	(3,839)	(133,523)	(28,764)
Income tax expense	1,324	201	1,845
Gain on sale of investment in unconsolidated entities, net	—	—	(326)
Realized (gain) and impairment on sale of marketable securities, net	(46,563)	(5,081)	(20,459)
Equity in losses (earnings) of unconsolidated entities	804	(9,299)	(35,078)
Loss on contribution to joint venture	—	—	12,919
Interest expense	30,155	44,135	53,686
Other expense (income)	308	(2,330)	(15,481)
Loss (gain) on extinguishment of debt, net	(840)	10,498	4,568
Gain on sale of investment properties, net	(24,066)	(117,848)	(40,682)
Interest and dividend income	(4,249)	(11,849)	(11,767)
Provision for asset impairment	27,754	11,208	108,154
Depreciation and amortization	95,345	83,685	85,195
General and administrative expenses	46,367	53,984	69,678
Other fee income	(4,222)	(4,348)	(3,820)
Adjustments to modified NOI (i)	(7,566)	(7,322)	(4,532)
Total modified NOI	$172,505	$164,833	$178,600

(i)	Includes adjustments for elimination of termination fee income and GAAP rent adjustments (such as straight-line rent and above/below market lease amortization).

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
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis relates to the years ended December 31, 2017, 2016 and 2015 and as of December 31, 2017 and 2016. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this Annual Report. Unless otherwise noted, all dollar amounts are stated in thousands, except per share and per square foot amounts.
Executive Summary
InvenTrust Properties Corp. is a premier, pure-play retail REIT that owns, leases, redevelops, acquires and manages open-air centers in key growth markets with favorable demographics. We seek to continue to execute our strategy to enhance our multi-tenant retail platform by acquiring the right centers in the right markets, driven by focused and disciplined capital allocation.
During the year ended December 31, 2017, we continued to execute on our strategy by acquiring properties in our targeted core markets as well as opportunistically disposing of properties in low growth markets or where we believe the properties' values have been maximized. We are redeploying the proceeds from these sales with a disciplined approach into strategic retail properties and intend to continue to do so. We believe these opportunistic disposals will enhance the overall value of our multi-tenant retail platform over time. However, our disposition activity could continue to cause us to experience dilution in financial operating performance during the period we dispose of properties.
In evaluating our financial condition and operating performance, management focuses on the following financial and non-financial indicators, discussed in further detail herein:

•
Property NOI, which excludes interest expense, depreciation and amortization, general and administrative expenses, net income of noncontrolling interest, and interest and dividends from corporate investments;

•	Modified NOI, which reflects property NOI exclusive of lease termination income and GAAP rent adjustments (such as straight-line rent and above/below market lease amortization);

•	FFO Applicable to Common Shares, a supplemental non-GAAP measure;

•	Cash flow from operations as determined in accordance with GAAP;

•	Economic and physical occupancy and rental rates;

•	Leasing activity and lease rollover;

•	Management of operating expenses;

•	Management of general and administrative expenses;

•	Debt maturities and leverage ratios; and

•	Liquidity levels.

As of December 31, 2017, our multi-tenant retail platform consisted of 71 wholly owned retail properties, including two consolidated retail properties considered Parked Assets as legal title was held by the EAT Subsidiary, and 15 retail properties owned through an interest in IAGM. The following table summarizes our multi-tenant retail platform as of December 31, 2017:

	No. of Properties	GLA (square feet)	Economic Occupancy	ABR per Square Foot
Wholly owned and consolidated
Neighborhood and Community Center	41	4,166,659	94.1%	$17.32
Power Center	30	8,278,044	94.2%	15.50
	71	12,444,703	94.2%	16.11
Properties held by IAGM
Neighborhood and Community Center	7	1,266,696	91.1%	18.60
Power Center	8	1,709,707	90.7%	15.29
	15	2,976,403	90.9%	16.76
Multi-tenant retail platform, totals	86	15,421,106	93.5%	$16.23
Highlights for the year ended December 31, 2017
Acquisitions
During the year ended December 31, 2017, we continued to execute on our strategy to enhance our multi-tenant retail platform with the following acquisitions of retail properties in our core markets:

Property	Location	Acquisition Date	Gross Acquisition Price	Square Feet
Campus Marketplace (a)	San Marcos, CA	January 6, 2017	$73,350	144,000
Paraiso Parc and Westfork Plaza	Pembroke Pines, FL	February 1, 2017	163,000	386,000
The Shops at Town Center	Germantown, MD	February 21, 2017	53,550	125,000
Cary Park Town Center	Cary, NC	August 14, 2017	25,000	93,000
The Parke	Cedar Park, TX	August 18, 2017	112,250	364,000
The Plaza Midtown	Atlanta, GA	August 18, 2017	31,800	70,000
River Oaks (b)	Santa Clarita, CA	September 14, 2017	115,000	275,000
Kyle Marketplace (b)	Kyle, TX	September 21, 2017	59,475	226,000
Total			$633,425	1,683,000

(a)
As part of this acquisition, we assumed mortgage debt of $41.7 million as reported within non-cash financing activities on the consolidated statements of cash flows for the year ended December 31, 2017.

(b)
These retail properties are considered Parked Assets as legal title was held by the EAT Subsidiary pending completion of a Reverse 1031 Exchange in 2018. (See "Part IV. Item 8. Note 5. Investment in Consolidated and Unconsolidated Entities").

Dispositions
During the year ended December 31, 2017, we continued to execute on our strategy to opportunistically dispose of properties with maximized values and properties not located in our core markets which were as follows:

Property	Location	Disposition Date	Gross Disposition Price	Square Feet
Penn Park	Oklahoma City, OK	January 10, 2017	$29,050	242,000
Sparks Crossing	Sparks, NV	May 19, 2017	40,280	336,000
Lincoln Village	Chicago, IL	June 23, 2017	30,000	164,000
Pavilions at Hartman Heritage	Independence, MO	July 31, 2017	21,700	223,000
Legacy Crossing	Marion, OH	July 31, 2017	10,250	134,000
Heritage Plaza	Chicago, IL	September 28, 2017	21,350	132,000
Dothan Plaza	Dothan, AL	December 28, 2017	33,750	327,000
			$186,380	1,558,000
In addition, during the year ended December 31, 2017, we disposed of our remaining non-core office property, Worldgate Plaza, for a gross disposition price of $53.5 million and two single-user outparcels for a gross disposition price of $4.2 million.

Leasing Activity
The following table represents lease spread metrics for leases that commenced during the year ended December 31, 2017 compared to expiring leases for the same or previous tenant in the same unit at our wholly owned properties. We had GLA totaling 2,101,183 square feet expiring in 2017, of which 1,622,248 was rolled over. This achieved a retention rate of approximately 77.2%.

	No. of Leases Commenced as of Dec. 31, 2017	GLA SF	New Contractual Rent ($PSF)	Prior Contractual Rent ($PSF) (b)	% Change over Prior Contract Rent (b)	Weighted Average Lease Term (years)	Tenant Improvement Allowance ($PSF)	Lease Commissions ($PSF)
All Tenants
Comparable Renewal Leases (a)	251	1,531,398	$17.48	$16.83	3.9%	4.9	$0.54	$0.07
Comparable New Leases (a)	34	100,736	$23.76	$19.90	19.4%	8.8	$23.66	$7.91
Non-Comparable Renewal and New Leases	62	214,883	$19.97	n/a	n/a	8.2	$24.00	$5.94
Total	347	1,847,017	$17.87	$17.01	5.1%	5.5	$4.53	$1.18

Anchor tenants (leases over 10,000 square feet)
Comparable Renewal Leases (a)	38	981,255	$12.78	$12.55	1.8%	4.7	$0.44	$—
Comparable New Leases (a)	2	23,210	$18.60	$10.50	77.2%	10.3	$40.68	$10.01
Non-Comparable Renewal and New Leases	4	69,381	$9.15	n/a	n/a	8.7	$26.74	$5.22
Total	44	1,073,846	$12.92	$12.51	3.3%	5.1	$3.01	$0.55

Non-anchor tenants (leases under 10,000 square feet)
Comparable Renewal Leases (a)	213	550,143	$25.86	$24.44	5.8%	5.3	$0.72	$0.18
Comparable New Leases (a)	32	77,526	$25.30	$22.71	11.4%	8.3	$18.56	$7.27
Non-Comparable Renewal and New Leases	58	145,502	$25.12	n/a	n/a	7.9	$22.69	$6.28
Total	303	773,171	$25.79	$24.23	6.4%	6.1	$6.65	$2.04

(a)
Comparable lease is defined as a lease that meets all of the following criteria: same unit, square footage of unit remains unchanged or within 10% of prior unit square footage, consistent rent structure, and, for new leases, effective within one year of the prior tenant vacating.

(b)	Non-comparable leases are not included in totals.
The following tables summarize GLA, economic occupancy and ABR per square foot of the properties included in our multi-tenant retail platform as of December 31, 2017, 2016 and 2015 and exclude properties sold since January 1, 2015. The rental rates shown are inclusive of rent abatements, lease inducements, ground rent income, straight-line rent GAAP adjustments, and exclusive of tenant improvements and lease commissions.
Multi-tenant retail platform summary

	Multi-tenant Retail Platform			Wholly owned and Consolidated Retail Properties			IAGM Retail Properties
	2017	2016	2015	2017	2016	2015	2017	2016	2015
No. of properties	86	78	70	71	63	55	15	15	15
GLA (square feet)	15,421,106	13,555,900	12,216,135	12,444,703	10,578,393	9,238,462	2,976,403	2,977,507	2,977,673
Economic occupancy	93.5%	94.4%	94.3%	94.2%	94.5%	94.3%	90.9%	93.9%	94.1%
ABR per square foot	$16.23	$15.62	$14.94	$16.11	$15.38	$14.57	$16.76	$16.49	$16.10

Multi-tenant retail platform summary by center type

Community and Neighborhood Center
	Multi-tenant Retail Platform			Wholly owned and Consolidated Retail Properties			IAGM Retail Properties
	2017	2016	2015	2017	2016	2015	2017	2016	2015
No. of properties	48	42	36	41	35	29	7	7	7
GLA (square feet)	5,433,355	4,504,288	3,904,601	4,166,659	3,236,692	2,636,878	1,266,696	1,267,596	1,267,723
Economic occupancy	93.4%	93.6%	93.2%	94.1%	94.0%	92.1%	91.1%	92.5%	95.4%
ABR per square foot	$17.61	$16.60	$15.97	$17.32	$15.92	$14.85	$18.60	$18.39	$18.23

Power Center
	Multi-tenant Retail Platform			Wholly owned and Consolidated Retail Properties			IAGM Retail Properties
	2017	2016	2015	2017	2016	2015	2017	2016	2015
No. of properties	38	36	34	30	28	26	8	8	8
GLA (square feet)	9,987,751	9,051,612	8,311,535	8,278,044	7,341,701	6,601,584	1,709,707	1,709,911	1,709,951
Economic occupancy	93.6%	94.7%	94.8%	94.2%	94.7%	95.2%	90.7%	94.9%	93.2%
ABR per square foot	$15.46	$15.12	$14.47	$15.50	$15.14	$14.47	$15.29	$15.04	$14.48
In order to evaluate our retail properties, management analyzes the operating performance of our platform on a same-property basis, which is defined as those properties that we have owned and operated and are fully operational for the entirety of both periods being compared. This same-property analysis allows management to monitor the operations of our existing properties for comparable periods while excluding the impact of our acquisitions and dispositions.
A total of 55 of our wholly owned retail properties met our same-property criteria for the years ended December 31, 2017 and 2016 and 51 retail properties met the criteria for the years ended December 31, 2016 and 2015. The results of these 55 and 51 retail properties are discussed in "Results of Operations, Comparison of Same-Property Results for the years ended December 31, 2017 and 2016".
Multi-tenant retail platform summary by same-property
The following table summarizes the GLA, economic occupancy and ABR per square foot of the properties included in our multi-tenant retail platform that were classified as same-property for the years ended December 31, 2017 and 2016.

	Multi-tenant Retail Platform		Wholly owned Retail Properties		IAGM Retail Properties
	2017	2016	2017	2016	2017	2016
No. of properties	69	69	55	55	14	14
GLA (square feet)	12,213,634	12,220,988	9,237,232	9,243,481	2,976,402	2,977,507
Economic occupancy	92.8%	94.1%	93.5%	94.2%	90.9%	93.9%
ABR per square foot	$15.39	$15.22	$14.98	$14.83	$16.76	$16.49

The following table summarizes the GLA, economic occupancy and ABR per square foot of the properties included in our multi-tenant retail platform that were classified as same-property for the years ended December 31, 2016 and 2015.

	Multi-tenant Retail Platform		Wholly owned Retail Properties		IAGM Retail Properties
	2016	2015	2016	2015	2016	2015
No. of properties	63	63	51	51	12	12
GLA (square feet)	11,280,021	11,275,153	8,683,451	8,678,417	2,596,570	2,596,736
Economic occupancy	93.9%	94.3%	94.1%	94.3%	93.1%	94.2%
ABR per square foot	$15.16	$14.89	$14.70	$14.45	$16.76	$16.38
Recent Activities
In preparing our consolidated financial statements, we have evaluated events and transactions occurring after December 31, 2017 through the date the financial statements were issued for recognition and disclosure purposes. Subsequent to December 31, 2017, we disposed of two retail properties representing approximately 725,000 square feet for an aggregate gross disposition price of $96.5 million and recognized an aggregate gain on sale of $18.9 million. In addition, IAGM disposed of one retail property representing 265,000 square feet, for an aggregate gross disposition price of $38,000,000.
Current Strategy and Outlook
For InvenTrust, the right properties include open-air grocery anchored and necessity based power centers, and the right markets include those with above average population, employment and wage growth. We believe these conditions create markets that will experience increasing tenant demand for grocery anchored and necessity based retail centers which will then enable us to capitalize on future rent increases while enjoying sustained occupancy at our centers. Using this criteria, we have identified 10-15 core markets within the metropolitan areas of Atlanta, Austin, Charlotte, Dallas-Fort Worth-Arlington, Denver, Houston, the greater Los Angeles and San Diego areas, suburban Washington D.C., Miami, Orlando, Raleigh-Durham, San Antonio and Tampa.
We have a coordinated program to increase rental income by maximizing re-development opportunities and identifying locations in our current multi-tenant retail platform where we can develop pad sites. We are continuing to work with our tenants to expand rentable square footage at select retail properties where demand warrants. In addition, due to the strengths of our properties as both retail centers and community focal points, we are able to generate short term and specialty leasing opportunities which generate revenue from areas of the properties which are typically vacant.
Our grocery-anchored community and neighborhood centers bring consumers to our well-located properties, while our larger-format necessity-based power center retailers continue to adapt their business models to embrace omni-channel retail and appeal to consumers' continuing value focus. Our property management team is focused on enhancing the consumer shopping experience at our centers by maintaining strong tenant relationships, controlling expenses, and investing in sustainability programs at a number of our retail properties with initiatives such as LED lighting, trash recycling, water conservation and other programs to reduce energy consumption and expenses.
In addition, our leasing staff continues to focus on leasing space at our retail properties in Sun Belt markets, among others, at favorable rental rates while establishing a more favorable tenant mix and identifying complementary uses to maximize tenant performance. To date, our Company has not been materially affected by retailers and tenants unable to adapt their businesses to today's current trends, in particular the impact of e-commerce. We believe our strong locations will allow us to backfill the vacancies created by such tenants.
We believe that the continuing refinement of our platform will position us for future success, maximize value for stockholders over time, and put us in a position to evaluate and ultimately execute on potential strategic transactions aimed at achieving liquidity for our stockholders. While we believe in our ability to execute on our plan, the speed of its completion is uncertain and may be shortened or extended by external and macroeconomic factors including, among others, interest rate movements, local, regional, national and global economic performance, competitive factors, the impact of e-commerce on the retail industry, future retailer store closings, retailer bankruptcies, and government policy changes.

Results of Operations
Comparison of Results for the years ended December 31, 2017 and 2016
This section describes and compares our results of operations for the years ended December 31, 2017 and 2016 and reflects the results of our 71 wholly owned retail properties, including two consolidated retail properties considered Parked Assets as legal title was held by the EAT Subsidiary, and investments in two operating real estate joint ventures. We generate substantially all of our net income from property operations. All dollar amounts shown in tables are stated in thousands unless otherwise noted.
Operating Income and Expenses:

	Year ended December 31,
	2017	2016	Increase (Decrease)	Variance
Income
Rental income	$188,235	$181,481	$6,754	3.7%
Tenant recovery income	57,192	53,218	3,974	7.5%
Other property income	2,160	3,646	(1,486)	(40.8)%
Other fee income	4,222	4,348	(126)	(2.9)%
Total income	251,809	242,693	9,116	3.8%

Expenses
General and administrative expenses	46,367	53,984	(7,617)	(14.1)%
Property operating expenses	31,950	30,487	1,463	4.8%
Real estate taxes	35,566	35,703	(137)	(0.4)%
Depreciation and amortization	95,345	83,685	11,660	13.9%
Provision for asset impairment	27,754	11,208	16,546	147.6%
Total expenses	236,982	215,067	21,915	10.2%
Operating income	14,827	27,626	(12,799)	(46.3)%
Interest and dividend income	4,249	11,849	(7,600)	(64.1)%
Gain on sale of investment properties, net	24,066	117,848	(93,782)	(79.6)%
Gain (loss) on extinguishment of debt	840	(10,498)	11,338	108.0%
Other (expense) income	(308)	2,330	(2,638)	(113.2)%
Interest expense	(30,155)	(44,135)	(13,980)	(31.7)%
Equity in (losses) earnings of unconsolidated entities	(804)	9,299	(10,103)	(108.6)%
Marketable securities realized gain and (impairment), net	46,563	5,081	41,482	816.4%
Income from continuing operations before income taxes	59,278	119,400	(60,122)	(50.4)%
Income tax expense	(1,324)	(201)	1,123	558.7%
Net income from continuing operations	57,954	119,199	(61,245)	(51.4)%
Net income from discontinued operations	3,839	133,523	(129,684)	(97.1)%
Net income	$61,793	$252,722	$(190,929)	(75.5)%
Rental, Tenant Recovery and Other Property Income and Property Operating Expenses and Depreciation and Amortization
Rental income consists of basic monthly rent, straight-line rent adjustments, amortization of acquired above and below market leases and percentage rental income recorded pursuant to tenant leases. Tenant recovery income consists of contractual reimbursements for real estate taxes, common area maintenance costs, management fees, and insurance costs. Other property income consists of lease termination fees and other miscellaneous property income. Property operating expenses consist of recurring repair and maintenance, management fees, utilities, and insurance (most of which are recoverable from tenants).
Income

•
Total income increased $9.1 million when comparing the year ended December 31, 2017 to the same period in 2016 primarily as a result of $42.0 million attributed to 16 retail properties acquired since January 1, 2016 and was offset by a decrease to total income of $31.3 million related to 35 retail properties sold since January 1, 2016 and a decrease of

$1.6 million related to 55 retail properties classified as same-property. The decrease of $1.5 million in other property income when comparing the year ended December 31, 2017 to the same period in 2016 is a primarily a result of termination fee income received from two former tenants totaling $1.4 million during the year ended December 31, 2016. No such termination fee income was received during the year ended December 31, 2017.
Property operating expenses and depreciation and amortization

•
Property operating expenses and depreciation and amortization increased $13.1 million when comparing the year ended December 31, 2017 to the same period in 2016 primarily as a result of the addition of $28.6 million in expenses from 16 retail properties acquired subsequent to January 1, 2016, and was offset by a decrease of $15.3 million in expenses related to 35 retail properties sold since January 1, 2016 and $0.2 million related to 55 retail properties classified as same-property.

Other fee income
Other fee income consists of income earned from property management, asset management, leasing commissions and other fees earned from providing services to our joint venture partnerships as shown in the following table.

	Year ended December 31,
	2017	2016	Increase (Decrease)	Variance
Property management fee	$2,794	$2,701	$93	3.4%
Asset management fee	1,213	1,213	—	—%
Leasing commissions and other fees	215	434	(219)	(50.5)%
Other fee income	$4,222	$4,348	$(126)	(2.9)%
Other fee income remained nearly flat when comparing the year ended December 31, 2017 to the same period in 2016 as the portfolio composition of IAGM remained unchanged period over period.
Real estate taxes

•
Real estate taxes remained flat when comparing the year ended December 31, 2017 to the same period in 2016. Real estate taxes increased $7.0 million on 16 retail properties acquired since January 1, 2016 and were offset by a decrease in real estate taxes of $5.5 million related to 35 retail properties sold since January 1, 2016 and $1.7 million related to 55 retail properties classified as same-property.

Provision for asset impairment

•
During the year ended December 31, 2017, we identified certain retail properties which had a reduction in the expected holding period. Our estimated fair value relating to these retail properties' impairment analyses was based on 10-year discounted cash flow models, purchase contracts, broker opinions of value, and letters of intent. As a result of these analyses, we recorded a provision for asset impairment of $27.8 million in continuing operations on six retail properties.

•
During the year ended December 31, 2016, we identified certain retail properties which had a reduction in the expected holding period. Our estimated fair value relating to these retail properties' impairment analyses were based on purchase contracts and ten-year discounted cash flow models. As a result of these analysis, we recorded a provision for asset impairment of $11.2 million in continuing operations on three retail properties.

General and administrative expenses

•
General and administrative expenses decreased $7.6 million when comparing the year ended December 31, 2017 to the same period in 2016 as a result of being a more focused company with a smaller operating platform, as well as continued focus on reducing general and administrative expenses.

Interest and dividend income

•
Interest and dividend income decreased $7.6 million when comparing the year ended December 31, 2017 to the same period in 2016 primarily as a result of increased sales of our marketable securities portfolio. Our investment in marketable securities decreased $179.1 million, from $183.9 million as of December 31, 2016, to $4.8 million as of December 31, 2017.
Gain on sale of investment properties

•	Gain on sale of investment properties of $24.1 million for the year ended December 31, 2017 reflects gains recorded on the sales of seven retail properties and two single-user outparcels.

•	Gain on sale of investment properties of $117.8 million for the year ended December 31, 2016 reflects gains recorded on the sales of 28 retail properties.
Gain (loss) on extinguishment of debt

•	Gain on extinguishment of debt of $0.8 million for the year ended December 31, 2017 is related to one retail property surrendered to the lender (in satisfaction of non-recourse debt) on May 17, 2017.

•
Loss on extinguishment of debt of $10.5 million for the year ended December 31, 2016 is primarily a result of the payoff of debt during the year on 20 retail properties and the payoff of debt at disposal of 19 retail properties.

Other (expense) income

•
Other (expense) income decreased $2.6 million when comparing the year ended December 31, 2017 to the same period in 2016. Other expense for the year ended December 31, 2017 included the $0.6 million portion of the final settlement paid related to a legal claim. See "Item 8. Note 15. Commitments and Contingencies" to our consolidated financial statements. Other income of $2.3 million for the year ended December 31, 2016 includes $0.9 million received related to leases terminated as part of a former tenant's bankruptcy. No such income was received during the year ended December 31, 2017.

Interest expense

•
Interest expense decreased $14.0 million when comparing the year ended December 31, 2017 to the same period in 2016. The decrease is primarily a result of the payoff of mortgage debt during the year on 20 retail properties and the payoff of mortgage debt at disposal of 19 retail properties during the year ended December 31, 2016, which resulted in a decrease to interest expense of $19.2 million. These decreases in mortgage debt were offset by an increase of $150.0 million on the unsecured term loan in the fourth quarter of 2016, which resulted in an increase to interest expense of $3.4 million, and the assumption of mortgage debt of $41.7 million on one retail property acquired in 2017, which resulted in an increase to interest expense of $1.8 million.

Equity in (losses) earnings of unconsolidated entities

•
Equity in (losses) earnings of unconsolidated entities decreased $10.1 million when comparing the year ended December 31, 2017 to the same period in 2016 primarily as the result of distributions received in 2016 in excess of the investments' carrying value by $5.2 million and a decrease in equity in earnings recognized from one joint venture of $2.4 million. In addition, during the year ended December 31, 2017, a provision for asset impairment of $4.7 million was recognized on a retail property in the IAGM joint venture, resulting in a decrease to our share of equity in earnings of $2.6 million for the year ended December 31, 2017.

Marketable securities realized gain and (impairment), net

•
Marketable securities realized gain and (impairment), net, increased $41.5 million when comparing the year ended December 31, 2017 to the same period in 2016 primarily as a result of increased sales of our marketable securities portfolio during 2017, which decreased our marketable securities by $179.1 million. In addition, during the year ended December 31, 2016, we recorded an other-than-temporary impairment on one available-for-sale security of $1.3 million.

Net income from discontinued operations

•
Net income from discontinued operations of $3.8 million for the year ended December 31, 2017 is primarily related to the gain of $10.1 million from the sale of our remaining non-core office property, Worldgate Plaza.

•
Net income from discontinued operations of $133.5 million for the year ended December 31, 2016 is primarily related to the gain of $236.3 million from the sale of University House, and was offset by the provision for asset impairment of $106.5 million, of which $76.6 million was related to the spin-off of Highlands and $29.9 million related to Worldgate Plaza.
Net operating income
We evaluate the performance of our wholly owned and consolidated retail properties based on NOI and modified NOI. Modified NOI reflects the income from operations excluding lease termination income and GAAP rent adjustments (such as straight-line rent and above/below market lease amortization). We believe NOI, modified NOI, same-property modified NOI, and modified NOI from other investment properties, which are supplemental non-GAAP financial measures, provide added comparability across periods when evaluating the financial condition and operating performance that is not readily apparent from "Operating income (loss)" or "Net income" in accordance with GAAP.
Comparison of Same-Property Results for the years ended December 31, 2017 and 2016
A total of 55 of our wholly owned retail properties met our same-property criteria for the years ended December 31, 2017 and 2016. Modified NOI from other investment properties in the table below for the years ended December 31, 2017 and 2016 includes retail properties that did not meet our same-property criteria, including retail properties acquired in 2017 and 2016, and retail properties sold in 2017 and 2016.
The following tables represent the reconciliation of net income, the most directly comparable GAAP measure, to same-property modified NOI, and the components of same-property modified NOI, for the years ended December 31, 2017 and 2016.

	Year ended December 31,
	2017	2016	Increase (Decrease)	Variance
Net income	$61,793	$252,722	$(190,929)	(75.5)%
Adjustments to reconcile to same-property modified NOI
Net income from discontinued operations	(3,839)	(133,523)	(129,684)	(97.1)%
Income tax expense	1,324	201	1,123	558.7%
Marketable securities realized (gain) and impairment, net	(46,563)	(5,081)	41,482	816.4%
Equity in losses (earnings) of unconsolidated entities	804	(9,299)	(10,103)	(108.6)%
Interest expense	30,155	44,135	(13,980)	(31.7)%
Other expense (income)	308	(2,330)	(2,638)	(113.2)%
(Gain) loss on extinguishment of debt, net	(840)	10,498	11,338	108.0%
Gain on sale of investment properties, net	(24,066)	(117,848)	(93,782)	(79.6)%
Interest and dividend income	(4,249)	(11,849)	(7,600)	(64.1)%
Provision for asset impairment	27,754	11,208	16,546	147.6%
Depreciation and amortization	95,345	83,685	11,660	13.9%
General and administrative expenses	46,367	53,984	(7,617)	(14.1)%
Other fee income	(4,222)	(4,348)	(126)	(2.9)%
Adjustments to modified NOI (a)	(7,566)	(7,322)	244	3.3%
Total modified NOI	172,505	164,833	7,672	4.7%
Modified NOI from other investment properties	49,641	42,805	6,836	16.0%
Same-property modified NOI	$122,864	$122,028	$836	0.7%

(a)	Adjustments to modified NOI include elimination of termination fee income and GAAP rent adjustments (such as straight-line rent and above/below market lease amortization).

	Year ended December 31,
	2017	2016	Increase (Decrease)	Variance

Rental income	$128,166	$127,884	$282	0.2%
Tenant recovery income	38,920	39,180	(260)	(0.7)%
Other property income	1,802	1,655	147	8.9%
	168,888	168,719	169	0.1%
Property operating expenses	22,177	21,185	992	4.7%
Real estate taxes	23,847	25,506	(1,659)	(6.5)%
	46,024	46,691	(667)	(1.4)%
Same-property modified NOI	$122,864	$122,028	$836	0.7%
Same-property modified net operating income

•
Same-property modified net operating income remained flat when comparing the year ended December 31, 2017 to the same period in 2016 primarily as a result of lower insurance expenses of $0.3 million, an increase in percentage rent income of $0.3 million, an increase in common area and real estate tax expenses recovered of $0.2 million, additional tax incremental financing income of $0.2 million, and was offset by an increase in bad debt reserves of $0.6 million and a prior year adjustment of real estate tax expense of $1.1 million.

Results of Operations
Comparison of Results for the years ended December 31, 2016 and 2015
This section describes and compares our results of operations for the years ended December 31, 2016 and 2015 and reflects the results of our multi-tenant retail platform as of December 31, 2016, which included 63 wholly owned retail properties and investments in two operating real estate joint ventures
Operating Income and Expenses:

	Year ended December 31,
	2016	2015	Increase (Decrease)	Variance
Income
Rental income	$181,481	$192,138	$(10,657)	(5.5)%
Tenant recovery income	53,218	57,390	(4,172)	(7.3)%
Other property income	3,646	4,280	(634)	(14.8)%
Other fee income	4,348	3,820	528	13.8%
Total income	242,693	257,628	(14,935)	(5.8)%

Expenses
General and administrative expenses	53,984	69,678	(15,694)	(22.5)%
Property operating expenses	30,487	34,534	(4,047)	(11.7)%
Real estate taxes	35,703	36,142	(439)	(1.2)%
Depreciation and amortization	83,685	85,195	(1,510)	(1.8)%
Provision for asset impairment	11,208	108,154	(96,946)	(89.6)%
Total expenses	215,067	333,703	(118,636)	(35.6)%
Operating income (loss)	27,626	(76,075)	103,701	(136.3)%
Interest and dividend income	11,849	11,767	82	0.7%
Gain on sale of investment properties, net	117,848	40,682	77,166	189.7%
Loss on extinguishment of debt	(10,498)	(4,568)	(5,930)	(129.8)%
Other income	2,330	15,481	(13,151)	(84.9)%
Interest expense	(44,135)	(53,686)	(9,551)	(17.8)%
Loss on contribution to joint venture	—	(12,919)	12,919	100.0%
Equity in earnings of unconsolidated entities	9,299	35,078	(25,779)	(73.5)%
Gain on sale of investment in unconsolidated entities	—	326	(326)	(100.0)%
Marketable securities realized gain and (impairment), net	5,081	20,459	(15,378)	(75.2)%
Income (loss) from continuing operations before income taxes	119,400	(23,455)	142,855	(609.1)%
Income tax expense	(201)	(1,845)	(1,644)	(89.1)%
Net income (loss) from continuing operations	119,199	(25,300)	144,499	571.1%
Net income from discontinued operations	133,523	28,764	104,759	364.2%
Net income	$252,722	$3,464	$249,258	7,195.7%
Rental, Tenant Recovery and Other Property Income and Property Operating Expenses and Depreciation and Amortization
Income

•
Total income decreased $14.9 million when comparing the year ended December 31, 2016 to the same period in 2015 primarily as a result of decreases to total income of $48.0 million from the sale of 44 properties since January 1, 2015. These decreases were offset by total income of $31.5 million from the acquisition of 12 retail properties since January 1, 2015 and $1.0 million from retail properties classified as same-property.

Property operating expenses and depreciation and amortization

•
Property operating expenses and depreciation and amortization decreased $4.0 million and $1.5 million, respectively, when comparing the year ended December 31, 2016 to the same period in 2015 primarily as the result of a reduction in expenses of $19.0 million from the sale of 44 properties since January 1, 2015 and $7.3 million from retail properties classified as same-property. These decreases were offset by an increase in expenses of $20.7 million from the acquisition of 12 retail properties since January 1, 2015.

Other fee income

	Year ended December 31,
	2016	2015	Increase	Variance
Property management fee	$2,701	$2,528	$173	6.8%
Asset management fee	1,213	1,075	138	12.8%
Leasing commissions and other fees	434	217	217	100.0%
Other fee income	$4,348	$3,820	$528	13.8%
Other fee income remained flat when comparing the year ended December 31, 2016 to the same period in 2015 as the portfolio composition of IAGM remained unchanged period over period.
Real estate taxes

•
Real estate taxes remained flat when comparing the year ended December 31, 2016 to the same period in 2015. Real estate taxes increased $4.7 million on 12 retail properties acquired since January 1, 2015 and $1.0 million on retail properties classified as same-property, and were offset by a decrease in real estate taxes of $6.2 million related to 44 properties sold since January 1, 2015.

Provision for asset impairment

•
During the year ended December 31, 2016, we identified certain retail properties which had a reduction in the expected holding period. Our estimated fair value relating to these retail properties' impairment analyses were based on purchase contracts and ten-year discounted cash flow models. As a result of these analysis, we recorded a provision for asset impairment of $11.2 million on three retail properties.

•
During the third quarter 2015, we completed the Railyards Transaction, as defined in our Annual Report on Form 10-K for the year ended December 31, 2015. As a result of our analysis performed at the time of the Railyards Transaction, we determined the property was impaired and therefore, it was written down to fair value. This resulted in an asset impairment charge of $92.2 million. In addition, during the year ended December 31, 2015, we identified certain retail properties which may have a reduction in the expected holding period and reviewed the probability that we would dispose of these properties. As a result of our analysis, we identified two retail properties that we determined were impaired and subsequently written down to fair value. As a result, we recorded a provision for asset impairment of $15.9 million with respect to these retail properties during the fourth quarter 2015.

General and administrative expenses and business management fee

•
General and administrative expenses decreased $15.7 million when comparing the year ended December 31, 2016 to the same period in 2015. This decrease is primarily a result of the elimination of certain positions in 2016 related to a reduction in force due to the sale of University House and the spin-off of Highlands.

Gain on sale of investment properties

•	Gain on sale of investment properties of $117.8 million for the year ended December 31, 2016 reflects gains and losses, net, recorded on the sales of 28 retail properties.

•
Gain on sale of investment properties of $40.7 million for the year ended December 31, 2015 reflects gains and losses, net, recorded on the sales of 11 retail properties, five non-core properties, and one land parcel.

Loss on extinguishment of debt

•
Loss on extinguishment of debt of $10.5 million for the year ended December 31, 2016 is primarily a result of the payoff of debt on 20 retail properties and the payoff of debt at disposal of 19 retail properties.

•
Loss on extinguishment of debt of $4.6 million for the year ended December 31, 2015 is primarily a result of a loss of $5.8 million on debt extinguishment on the sale of eleven retail properties during the year ended December 31, 2015. These losses were offset by a gain of $2.7 million on debt extinguishment related to one non-core property sold during the year ended December 31, 2015.

Other income

•
Other income decreased $13.2 million when comparing the year ended December 31, 2016 to the same period in 2015. Other income of $2.3 million for the year ended December 31, 2016 included $0.9 million of income related to leases terminated as part of a former tenant's bankruptcy. Other income of $15.5 million is primarily related to $7.3 million received as settlement from the derivative lawsuit (as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, $6.2 million in income recognized after proceeds received on two note receivables were higher than the previously impaired carrying balances, and property management fee income received from the IAGM joint venture that was previously paid to Inland American Holdco Management LLC.

Interest expense

•
Interest expense decreased $9.6 million when comparing the year ended December 31, 2016 to the same period in 2015. This decrease is primarily a result of the payoff of mortgage debt on 20 properties and the payoff of mortgage debt at disposal of 19 properties during the year ended December 31, 2016, which resulted in a decrease to interest expense of $21.3 million. The decrease in interest expense resulting from a decrease in mortgage debt was offset by of $1.1 million resulting from mortgage debt on retail properties acquired since January 1, 2015, a decrease in capitalized interest of $4.4 million as a result of the Railyards Transaction on September 30, 2015, and an increase in interest expense of $4.5 million related to our corporate debt.

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

•
Equity in earnings of unconsolidated entities decreased $25.8 million when comparing the year ended December 31, 2016 to the same period in 2015 primarily as the result of recognizing $11.9 million from the sale of assets within two joint ventures and receiving nonrecurring distributions that were in excess of the investments' carrying value by $17.8 million.

Gain on sale of investment in unconsolidated entities, net

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

•	For the year ended December 31, 2015, we realized a $5.1 million net gain on the sale of marketable securities as a result of sales.

Net income from discontinued operations

•
Net income from discontinued operations of $133.5 million for the year ended December 31, 2016 is primarily related to the gain of $236.3 million from the sale of University House, and was offset by provision for asset impairment of $106.5 million, of which $76.6 million was related to the spin-off of Highlands and $29.9 million related to Worldgate Plaza.

•
Net income from discontinued operations of $28.8 million is primarily related to the operations of Worldgate Plaza and the properties included as part of Highlands, University House, and Xenia. There was no provision for asset impairment recognized in discontinued operations for the year ended December 31, 2015.

Net operating income
Comparison of Same-Property Results for the years ended December 31, 2016 and 2015
A total of 51 of our wholly owned retail properties met our same-property criteria for the years ended December 31, 2016 and 2015. Modified NOI from other investment properties in the table below for the years ended December 31, 2016 and 2015 includes retail properties that did not meet our same-property criteria, including retail properties acquired in 2016 and 2015, and retail properties sold in 2016 and 2015 and are therefore subtracted from total modified NOI.
The following table represents the reconciliation of net income, the most directly comparable GAAP measure, to same-property modified NOI, and the components of same-property modified NOI, for the years ended December 31, 2016 and 2015.

	Year ended December 31,
	2016	2015	Increase (Decrease)	Variance
Net income	$252,722	$3,464	$249,258	7,195.7%
Adjustments to reconcile to same-property modified NOI
Net income from discontinued operations	(133,523)	(28,764)	104,759	(364.2)%
Income tax expense	201	1,845	(1,644)	(89.1)%
(Gain) on sale of investment in unconsolidated entities, net	—	(326)	(326)	100.0%
Realized (gain) and impairment on sale of marketable securities, net	(5,081)	(20,459)	(15,378)	(75.2)%
Equity in earnings of unconsolidated entities	(9,299)	(35,078)	(25,779)	(73.5)%
Loss on contribution to joint venture	—	12,919	(12,919)	(100.0)%
Interest expense	44,135	53,686	(9,551)	(17.8)%
Other expense (income)	(2,330)	(15,481)	(13,151)	(84.9)%
Loss (gain) on extinguishment of debt	10,498	4,568	5,930	129.8%
Gain on sale of investment properties, net	(117,848)	(40,682)	77,166	189.7%
Interest and dividend income	(11,849)	(11,767)	82	0.7%
Provision for asset impairment	11,208	108,154	(96,946)	(89.6)%
Depreciation and amortization	83,685	85,195	(1,510)	(1.8)%
General and administrative expenses	53,984	69,678	(15,694)	(22.5)%
Other fee income	(4,348)	(3,820)	528	13.8%
Adjustments to modified NOI (a)	(7,322)	(4,532)	2,790	61.6%
Total modified NOI	164,833	178,600	(13,767)	(7.7)%
Modified NOI from other investment properties	35,762	49,530	(13,768)	(27.8)%
Same-property modified NOI	$129,071	$129,070	$1	—%

(a)	Adjustments to modified NOI include elimination of termination fee income and GAAP rent adjustments (such as straight-line rent and above/below market lease amortization).

	Year ended December 31,
	2016	2015	Increase (Decrease)	Variance

Rental income	$137,023	$135,188	$1,835	1.4%
Tenant recovery income	39,261	40,273	(1,012)	(2.5)%
Other property income	1,640	2,355	(715)	(30.4)%
	177,924	177,816	108	0.1%
Property operating expenses	22,687	23,568	(881)	(3.7)%
Real estate taxes	26,166	25,178	988	3.9%
	48,853	48,746	107	0.2%
Same-property modified NOI	$129,071	$129,070	$1	—%
Same-property modified net operating income

•
Same-property modified net operating income remained flat when comparing the year ended December 31, 2016 to the same period in 2015 as a result of lower marketing costs of $0.4 million, lower property insurance costs of $0.3 million, and lower other property income of $0.6 million due to the expiration of a tax increment financing at one property.

Critical Accounting Policies and Estimates
General
The accompanying consolidated financial statements reflect our consolidated financial position as of December 31, 2017 and 2016, the consolidated results of our operations and cash flows for the years ended December 31, 2017, 2016 and 2015. These consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, judgments and assumptions are required in a number of areas, including, but not limited to, evaluating the impairment of long-lived assets, allocating the purchase price of acquired retail properties, determining the fair value of debt and evaluating the collectability of accounts receivable. We base these estimates, judgments and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.
Consolidation
We evaluate our investments in limited liability companies ("LLCs") and limited partnerships ("LPs") to determine whether each such entity may be a variable interest entity ("VIE"). If the entity is a VIE, the determination of whether we are the primary beneficiary must be made. The primary beneficiary determination is based on a qualitative assessment as to whether we have (i) power to direct significant activities of the VIE and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. We will consolidate a VIE if we are deemed to be the primary beneficiary, as defined in FASB ASC 810, Consolidation. The equity method of accounting is applied to entities in which we are not the primary beneficiary as defined in FASB ASC 810, or the entity is not a VIE and we do not have effective control, but can exercise influence over the entity with respect to its operations and major decisions. Investments in entities that we do not control and over which we do not exercise significant influence are carried at the lower of cost or estimated fair value, as appropriate. Our ability to correctly assess control over an entity affects the presentation of these investments in our consolidated financial statements. As of December 31, 2017, we had investments in two VIEs and we were deemed to be the primary beneficiary as we have the ability to direct the activities of the entities that most significantly impact economic performance and have all of the risks and rewards of ownership. These VIEs were consolidated as of December 31, 2017. As of December 31, 2016, we did not have an investment in a VIE in which we were the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.
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
The difference between the contractual rental rates and our estimate of market rental rates is measured over a period equal to the remaining non-cancelable term of the leases, including significantly below-market renewal options. For the amortization period, the remaining term of leases with renewal options at terms below market reflect the assumed exercise of such below-market renewal options, if reasonably assured.
We perform, with the assistance of a third-party valuation specialist, the following procedures for properties we acquire:

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

•	Estimate the fair value of the tenant improvements, legal costs and leasing commissions incurred to obtain the leases and calculate the associated useful life for each;

•	Estimate the fair value of assumed debt, if any; and

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
On a periodic basis, management assesses whether there are any indicators that the carrying value of our investments in unconsolidated entities may be other than temporarily impaired. To the extent impairment has occurred, the loss is measured as the excess of the carrying value of the investment over the estimated fair value of the investment. The estimated fair value of the underlying investment includes a review of expected cash flows generated from operations of the property.
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
Liquidity and Capital Resources
As of December 31, 2017, we had $162.7 million of cash and cash equivalents. We continually evaluate the economic and credit environment and its impact on our business. We believe we are appropriately positioned to have significant liquidity to continue executing our strategy.
The following table summarizes direct and indirect costs incurred through re-development and leasing activities at the Company’s properties owned during the year ended December 31, 2017. These costs are classified as cash used in capital expenditures and tenant improvements on the consolidated statements of cash flows for the year ended December 31, 2017.

	Development		Re-development		Leasing		Total
Direct costs	$3,425	(a)	$9,929	(c)	$4,711	(e)	$18,065
Indirect costs	205	(b)	1,270	(d)	—		1,475
Total	$3,630		$11,199		$4,711		$19,540

(a)	Direct development costs relate to construction of buildings at two of our retail properties.

(b)	Indirect development costs relate to the capitalized payroll attributed to the improvements of two of our retail properties.

(c)	Direct re-development costs relate to capitalized expenditures, including those attributed to the improvement of our retail properties.

(d)	Indirect re-development costs relate to the capitalized payroll attributed to improvements of our retail properties.

(e)	Direct leasing costs relate to improvements to a tenant space that are either paid directly or reimbursed to the tenants.
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
Long-Term Liquidity and Capital Resources
Strategic disposition transactions have reduced our cash flows from operations. On April 28, 2016, we completed the spin-off of Highlands, which held substantially all of the remaining properties included in our non-core segment. In addition, on June 21, 2016, we sold our student housing platform, University House.
Following the completion of the Highlands spin-off and the sale of University House, our objectives are to maximize revenue generated by our existing retail properties, to further enhance the value of our retail properties to produce attractive current yield and long-term risk-adjusted returns for our stockholders and to generate sustainable and predictable cash flow from our operations to distribute to our stockholders. We believe the repositioning and growing of our retail properties will increase our operating cash flows over time.
Our primary sources and uses of capital are as follows:
Sources

•	cash flows from our real estate investments, which consists of our retail properties;

•	distributions from our joint venture investments;

•	proceeds from sales of properties and marketable securities;

•	proceeds from borrowings on properties; and

•	proceeds from corporate borrowings.
Uses

•	to pay our operating expenses;

•	to make distributions to our stockholders;

•	to service or pay down our debt;

•	to fund capital expenditures and leasing related costs;

•	to invest in properties; and

•	to fund development or re-development investments.
We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity and/or debt securities through cash purchases or exchanges for other securities. Such purchases or exchanges, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
Acquisitions and Dispositions of Real Estate Investments
During the year ended December 31, 2017, we acquired six wholly owned and two consolidated retail properties considered Parked Assets as legal title was held by the EAT Subsidiary. During the year ended December 31, 2016, we acquired eight retail properties. These 2017 and 2016 acquisitions were funded with available cash, disposition proceeds, and mortgage indebtedness. We invested net cash of approximately $500.1 million and $419.6 million during the years ended December 31, 2017 and 2016 for these acquisitions, respectively.
During the year ended December 31, 2017, we disposed of seven retail properties, one non-core property, and two single-user outparcels for an aggregate gross disposition price of $244.1 million. During the year ended December 31, 2016, we disposed of 17 student housing properties as part of the sale of University House, 28 retail properties, one student housing property, and one non-core property for a total of $1,924.4 million. On April 28, 2016 we completed the spin-off of Highlands, which consisted of seven single- and multi-tenant office properties, two industrial properties, six retail properties, two correctional facilities, four parcels of unimproved land and one bank branch through the pro rata taxable distribution of 100% of the outstanding common stock of Highlands to holders of record of our common stock as of the close of business on April 25, 2016, the record date.

Distributions
We declared cash distributions to our stockholders during the period from January 1, 2017 to December 31, 2017 totaling $53.8 million. During the year ended December 31, 2017, we paid cash distributions of $53.4 million. As we execute on our retail strategy, our board has been and expects to continue evaluating our distribution rate on a periodic basis. See "Current Strategy and Outlook" for more information regarding our retail strategy. The following table presents a historical summary of distributions declared, paid and reinvested.

	Year ended December 31,
	2017	2016	2015	2014	2013
Distributions declared	$53,758	$83,633	$138,614	$436,875	$450,106
Distributions paid	53,358	98,606	146,510	438,875	449,253
Distributions reinvested	—	—	—	95,832	181,630
Borrowings
Mortgages payable, maturities
As of December 31, 2017, scheduled maturities for the Company's outstanding mortgage indebtedness occur through June 2037, as follows:

	Maturities during the year ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Mortgages payable	$103,905	$—	$41,000	$12,828	$68,260	$144,811	$370,804
Credit agreements, maturities
As of December 31, 2017, the Company had the following borrowings outstanding under its term loan credit facility:

	Aggregate Principal Balance	Interest Rate	Maturity Date
Unsecured term loan credit facility, 5 year - swapped to fixed rate (a)	$90,000	2.6510%	1/15/2021
Unsecured term loan credit facility, 5 year - swapped to fixed rate (b)	60,000	2.6525%	1/15/2021
Unsecured term loan credit facility, 5 year - variable rate (c)	50,000	2.6607%	1/15/2021
Unsecured term loan credit facility, 7 year - variable rate (d)	100,000	2.9607%	11/5/2022
Total unsecured term loans	$300,000

(a)
The Company swapped $90,000 of variable rate debt at an interest rate of 1-Month LIBOR plus 1.3% to a fixed rate of 2.6510%. The swap has an effective date of December 10, 2015, a termination date of December 1, 2019, and a notional amount of $90,000.

(b)
The Company swapped $60,000 of variable rate debt at an interest rate of 1-Month LIBOR plus 1.3% to a fixed rate of 2.6525%. The swap has an effective date of December 10, 2015, a termination date of December 1, 2019, and a notional amount of $60,000.

(c)	Interest rate reflects 1-Month LIBOR plus 1.3% as of December 31, 2017 and 2016.

(d)	Interest rate reflects 1-Month LIBOR plus 1.6% as of December 31, 2017 and 2016.

Summary of Cash Flows

	Year ended December 31,
	2017	2016	2015
Cash provided by operating activities	$118,152	$122,024	$195,615
Cash (used in) provided by investing activities	(193,244)	1,067,999	(164,274)
Cash used in financing activities	(159,411)	(996,058)	(561,206)
(Decrease) increase in cash and cash equivalents	(234,503)	193,965	(529,865)
Cash and cash equivalents, at beginning of year	397,250	203,285	733,150
Cash and cash equivalents, at end of year	$162,747	$397,250	$203,285
Operating activities
Cash provided by operating activities of $118.2 million and $122.0 million for the years ended December 31, 2017 and 2016, respectively, was generated primarily from operating income from property operations, operating distributions from unconsolidated entities, and interest and dividends. Cash provided by operating activities decreased $3.9 million when comparing the year ended December 31, 2017 to the same period in 2016 primarily as a result of 35 retail and two non-core properties sold since January 1, 2016, the spin-off of Highlands on April 28, 2016, the sale of University House on June 21, 2016, and a decrease of $2.6 million in operating distributions from unconsolidated entities. Cash provided by properties included in the spin-off of Highlands and the sale of University House was $21.2 million for the year ended December 31, 2016. These decreases were offset by the acquisition of 16 retail properties since January 1, 2016.
Cash provided by operating activities was $195.6 million for the year ended December 31, 2015 and was generated primarily from operating income from property operations, and interest and dividends. Cash provided by operating activities decreased $73.5 million when comparing the year ended December 31, 2016 to the same period in 2015 as a result of 39 retail and six non-core properties sold since January 1, 2015 and the spin-off of Highlands and the sale of University House in 2016. For the year ended December 31, 2015, cash provided by operations was further reduced by lender pre-payment penalties of $5.8 million related to the disposition of 11 grocery anchored multi-tenant retail properties in the Dallas-Fort Worth area.
Investing activities
Cash used in investing activities of $193.2 million for the year ended December 31, 2017 was primarily the result of cash used in the acquisition of eight retail properties, including $500.1 million for the purchase of investment properties and $50.2 million from acquired in-place and market lease intangibles, net. In addition, $15.9 million of cash was used in capital expenditures and tenant improvements during the year ended December 31, 2017. These investing activities were partially offset by proceeds from the sale of marketable securities of $171.7 million, and proceeds from the sale of seven retail properties, one non-core property, and an outparcel of land aggregating $198.2 million during the year ended December 31, 2017.
Cash provided by investing activities was $1,068.0 million for the year ended December 31, 2016. During the year ended December 31, 2016, cash provided by investing activities from the sale of University House was $1,230.4 million. In addition, cash was provided from the sale of 28 retail properties and one non-core property aggregating $341.8 million, offset by the cash used in development projects of $53.1 million. During the year ended December 31, 2016, cash was used in eight acquisitions, including $419.6 million for the purchase of retail properties and $25.6 million from acquired in-place and market lease intangibles, net.
Cash used in investing activities was $164.3 million for the year ended December 31, 2015. Cash provided by investing activities increased $1,232.3 million when comparing the year ended December 31, 2015 to the same period in 2016 as a result of proceeds from the disposition of University House, 28 multi-tenant retail properties, one student housing asset and one non-core asset during the year ended December 31, 2016.
Financing activities
Cash used in financing activities of $159.4 million for the year ended December 31, 2017 was primarily the result of cash used to pay distributions of $53.4 million, cash used to pay off the loan of the disposed non-core property of $60.0 million and $44.0 million used to pay off loans of three retail properties upon disposition.
Cash used in financing activities of $996.1 million for the year ended December 31, 2016 was primarily the result of debt payoffs and principal payments of mortgages payable of $1,072.2 million, cash used for the repurchasing of shares of $241.0 million, distributions paid of $98.6 million, cash contributed to Highlands at spin-off of $21.2 million, and was offset by proceeds from debt of $449.3 million.
Cash used in financing activities was $561.2 million for the year ended December 31, 2015 primarily as a result of debt payoffs of $495.6 million, cash contributions to Xenia of $295.9 million, distributions paid of $146.5 million, and was offset by proceeds from debt of $408.9 million.
We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements with a maturity of three months or less, at the date of purchase, to be cash equivalents. We maintain our cash and cash equivalents at financial institutions. The combined account balances at one or more institutions generally exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is what we believe to not be significant credit risk related to amounts on deposit in excess of FDIC insurance coverage.
Off Balance Sheet Arrangements
We do not have material off-balance sheet arrangements, financings, or relationships with unconsolidated entities not previously discussed herein.
Contractual Obligations
We have obligations related to our mortgage loans, credit facility, term loan, and interest rate swaps as described in "Note 10. Debt" in the Consolidated Financial Statements. In addition, we have one retail property subject to a long term ground lease where a third party owns the underlying land and has leased it to us for our use. Our unconsolidated entities have third party mortgage debt of $312.2 million at December 31, 2017, of which approximately $23.0 million is recourse to the Company, as described in "Note 5. Investment in Consolidated and Unconsolidated Entities" in the Consolidated Financial Statements. It is anticipated that our unconsolidated entities will be able to repay or refinance all of their debt on a timely basis.
The table below presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations and lease agreements as of December 31, 2017. The table excludes third party debt associated with our unconsolidated entities and recorded debt premiums and discounts that are not obligations.

	Payments due by year ending December 31,
	2018 (a)	2019	2020	2021	2022	Thereafter	Total
Long term debt:
Fixed rate (b)	$103,905	$—	$41,000	$162,828	$68,260	$144,811	$520,804
Variable rate	—	—	—	50,000	100,000	—	150,000
Interest	23,933	22,575	21,170	14,370	10,419	7,497	99,964
Total long term debt	127,838	22,575	62,170	227,198	178,679	152,308	770,768
Operating lease obligations (c)	663	609	486	464	468	1,539	4,229
Grand total	$128,501	$23,184	$62,656	$227,662	$179,147	$153,847	$774,997

(a)	Fixed rate long term debt shown in this column includes two loans in default with an aggregate carrying value of $44.3 million, both of which matured during the year ended December 31, 2017.

(b)	Includes $150.0 million of variable term loan debt that has been swapped to a fixed rate as of December 31, 2017.

(c)	Includes leases on corporate office spaces and a long term ground lease on one underlying retail property.
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
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of December 31, 2017, our debt included an outstanding variable rate term loan of $150.0 million, which has been swapped to a fixed rate as of December 31, 2017. If market rates of interest on all of the floating rate debt as of December 31, 2017 permanently increased by 1%, the annual increase in interest expense on the floating rate debt would decrease future earnings and cash flows by $1.5 million. If market rates of interest on all of the floating rate debt as of December 31, 2017 permanently decreased by 1%, the annual decrease in interest expense on the floating rate debt would increase future earnings and cash flows by $1.5 million.
With regard to our variable rate financing, we assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We maintain risk management control systems to monitor interest rate cash flow risk attributable to both of our outstanding or forecasted debt obligations as well as our potential offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on our future cash flows. We continue to assess retaining cash flows that may assist us in maintaining a flexible low debt balance sheet and managing the impact of upcoming debt maturities.
We monitor interest rate risk using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt. Also, existing fixed and variable rate loans that are scheduled to mature in the next year or two are evaluated for possible early refinancing and/or extension due to consideration given to current interest rates. Refer to our Borrowings table in Item 7 of this Annual Report for maturing mortgage debt principal amounts by year to evaluate the expected cash flows and sensitivity to interest rate changes.
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
As of December 31, 2017, we had $150.0 million of variable rate debt on the 5-year tranche of our unsecured term loan credit facility with interest based on LIBOR that has been swapped to fixed rate debt through two interest rate swaps. The following table summarizes those interest rate swap contracts:

Variable Rate Debt Swapped to Fixed Rate	Effective Date	Termination Date	Bank Pays Variable Rate of	InvenTrust Pays Fixed Rate of	Notional Amount as of December 31, 2017	Fair Value as of
						December 31, 2107	December 31, 2016
5 year - fixed portion	Dec 10, 2015	Dec 1, 2019	1-Month LIBOR + 1.3%	2.6510%	$90,000	$1,003	$294
5 year - fixed portion	Dec 10, 2015	Dec 1, 2019	1-Month LIBOR + 1.3%	2.6525%	60,000	667	193
Total 5 year, fixed portion					$150,000	$1,670	$487
In the past, we have entered into derivative positions that did not qualify for hedge accounting treatment. The resulting mark-to-market gains or losses from those derivatives at the end of each reporting period would be recognized as an increase or decrease in interest expense on our consolidated statements of operations and comprehensive income (loss).
Equity Price Risk
We are exposed to equity price risk as a result of our investments in marketable equity securities. We incurred no impairments on our investment in marketable securities for the year ended December 31, 2017. We incurred an other-than-temporary impairment to available-for-sale securities of $1.3 million for the year ended December 31, 2016.

We believe that our investments will continue to generate dividend income and we could continue to recognize gains on sale. However, due to general economic and credit market uncertainties it is difficult to project how our marketable equity securities portfolio will perform for 2018 and beyond. Although it is difficult to project what factors may affect the prices of marketable securities and how much the effect might be, the table below illustrates the impact of what a 10% increase and decrease in the price of the equities portfolio held by us would have as of December 31, 2017.

	Cost	Fair value	Fair value after hypothetical 10% decrease in market value	Fair value after hypothetical 10% increase in market value
Equity securities	$4,189	$4,431	$3,988	$4,874
Item 8. Consolidated Financial Statements and Supplementary Data
See the Index to Consolidated Financial Statements and financial statements commencing on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act, our management, including our principal executive officer and our principal financial officer evaluated as of December 31, 2017, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2017, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and our principal financial officer as appropriate to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our principal executive officer and principal financial officer, evaluated as of December 31, 2017, the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2017.
The rules of the SEC do not require, and this Annual Report on Form 10-K does not include, an attestation report of an independent registered public accounting firm regarding internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is included under the heading “Executive Officers of the Registrant” in Item 1 of this Annual Report. Information regarding our directors and corporate governance under the following captions in our Proxy Statement for our annual meeting of stockholders to be held on May 9, 2018 is incorporated by reference herein.
"Proposal No. 1 - Election of Directors"
"Stock Ownership - Section 16(a) Beneficial Ownership Reporting Compliance"
"Stockholder Proposals - Nominations of Director Candidates for the 2018 Annual Meeting"
"Corporate Governance Principles"
Our board of directors has adopted a code of ethics and business conduct (the "Code of Ethics and Business Conduct") applicable to our directors, officers and employees, which is available on our website at www.inventrustproperties.com through the "Investor Relations - Corporate Governance" tab. In addition, printed copies of the Code of Ethics and Business Conduct are available to any stockholder, without charge, by writing us at InvenTrust Properties Corp., 3025 Highland Parkway, Suite 350, Downers Grove, Illinois, 60515, Attention: Investor Relations.
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
Equity Compensation Plan Information
The following table provides information regarding our equity compensation plans as of December 31, 2017.

	I	II
Equity compensation plans not approved by security holders:	Number of Shares or Share Units Issuable Upon Vesting of Outstanding RSU Awards and Share Unit Awards (a)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column I) (b)
InvenTrust Properties Corp. 2015 Incentive Award Plan (c)	1,535,505	24,988,547
Inland American Real Estate Trust, Inc. 2014 Share Unit Plan "Retail Plan" (d)	476,190	—

(a)
Represents RSU Awards outstanding under the Incentive Award Plan and Annual Share Unit Awards and Contingency Share Unit Awards outstanding under the Inland American Real Estate Trust, Inc. 2014 Share Unit Plan, which we refer to as the Retail Plan, as of December 31, 2017. The number of share units subject to each share unit award reflects the value of the award and does not necessarily correspond to an equivalent number of shares of common stock of the Company.

(b)	Includes shares of common stock available for future grants under the Incentive Award Plan as of December 31, 2017.

(c)	The weighted average grant date price per share of common stock underlying the unvested restricted stock units based on total outstanding restricted stock units as of December 31, 2017 was $3.19.

(d)
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
(a) Documents filed as part of this Annual Report

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

EXHIBIT NO.	DESCRIPTION
10.1
Amended and Restated Master Management Agreement, dated as of March 12, 2014, by and between Inland American Real Estate Trust, Inc. and Inland American Retail Management LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 13, 2014)

10.2
Amended and Restated Master Management Agreement, dated as of March 12, 2014, by and between Inland American Real Estate Trust, Inc. and Inland American Office Management LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 13, 2014)

10.3
Amended and Restated Master Management Agreement, dated as of March 12, 2014, by and between Inland American Real Estate Trust, Inc. and Inland American Industrial Management LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 13, 2014)

10.4
Articles of Association of Oak Real Estate Association by and among Inland Real Estate Corporation, Inland Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc. and Inland American Real Estate Trust, Inc., dated September 29, 2006 (incorporated by reference to Exhibit 10.139 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on November 7, 2006)

10.5
Operating Agreement of Oak Property and Casualty L.L.C. by and among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc. and Inland American Real Estate Trust, Inc, dated September 29, 2006 (incorporated by reference to Exhibit 10.140 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on November 7, 2006)

10.6
Oak Property and Casualty L.L.C. Membership Participation Agreement by and among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc., and Oak Property and Casualty L.L.C. dated September 29, 2006 (incorporated by reference to Exhibit 10.141 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on November 7, 2006)

10.7
Indemnity Agreement, dated as of August 8, 2014, by and between Inland American Real Estate Trust, Inc., and Xenia Hotels & Resorts, Inc., and Inland American Lodging Group, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on August 14, 2014)

10.8.1^
Amended and Restated Executive Employment Agreement, dated as of June 19, 2015, between InvenTrust Properties Corp. and Thomas P. McGuinness (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on June 24, 2015)

10.8.2^
Amended and Restated Executive Employment Agreement, dated as of June 19, 2015, between InvenTrust Properties Corp. and Michael Podboy (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on June 24, 2015)

10.8.3^
First Amendment to Amended and Restated Executive Employment Agreement, dated as of November 9, 2017, between InvenTrust Properties Corp. and Michael Podboy (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on November 9, 2017)

10.8.4^
Amended and Restated Executive Employment Agreement, dated as of June 19, 2015, between InvenTrust Properties Corp. and David F. Collins (incorporated by reference to Exhibit 10.8.5 to the Registrant’s Form 10-K, as filed by the Registrant with the SEC on March 18, 2016)

10.8.5^
Separation and Consulting Agreement, dated as of September 6, 2017, between InvenTrust Properties Corp. and David F. Collins (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 7, 2017)

10.8.6^
First Amendment to Separation and Consulting Agreement, dated as of December 8, 2017, between InvenTrust Properties Corp. and David F. Collins (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on December 11, 2017)

10.8.7^
Severance Agreement and General Release, dated as of November 30, 2016, between InvenTrust Properties Corp. and Scott W. Wilton (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on November 30, 2016)

10.9
Asset Purchase Agreement, dated as of September 17, 2014, by and among Inland American Real Estate Trust, Inc., IHP I Owner JV, LLC, IHP West Homestead (PA) Owner LLC and Northstar Realty Finance Corp. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 22, 2014)

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

10.10.5^
First Amendment to InvenTrust Properties Corp. 2015 Incentive Award Plan, dated May 6, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 15, 2016)

10.10.6^	Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on June 23, 2015)
10.10.7^	Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 15, 2016)
10.10.8^	Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 10, 2017)

EXHIBIT NO.	DESCRIPTION
10.10.9^	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on November 12, 2015)
10.10.10^	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 15, 2016)
10.10.11^
Form of Director Restricted Stock Unit Agreement for 2016 Pro Rata Awards (incorporated by reference to Exhibit 10.10.3 to the Registrant's Form 10-K, as filed by the Registrant with the SEC on March 17, 2017)

10.10.12^
Form of Director Restricted Stock Unit Agreement for 2017 Annual Pro Rata Awards (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 10, 2017)

10.10.13^	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 10, 2017)
10.10.14^
Form of University House Communities Group, Inc. Share Unit Award Agreement (2015) (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on November 12, 2015)

10.10.15^	InvenTrust Properties Corp. Director Compensation Program (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on November 12, 2015)
10.10.16^	InvenTrust Properties Corp. Director Compensation Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 10, 2017)
10.10.17^
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
101
The following financial information from our Annual Report for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 7, 2018, is formatted in Extensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

*	Filed as part of this Annual Report
^	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INVENTRUST PROPERTIES CORP.

By:	/s/ Thomas P. McGuinness
Name:	Thomas P. McGuinness
President and Chief Executive Officer (Principal Executive Officer)
Date:	March 7, 2018
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Thomas P. McGuinness	President and Chief Executive Officer (Principal Executive Officer)	March 7, 2018
Name:	Thomas P. McGuinness

By:	/s/ Michael E. Podboy	Executive Vice President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer)	March 7, 2018
Name:	Michael E. Podboy

By:	/s/ Adam M. Jaworski	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	March 7, 2018
Name:	Adam M. Jaworski

By:	/s/ Stuart Aitken	Director	March 7, 2018
Name:	Stuart Aitken

By:	/s/ Thomas F. Glavin	Director	March 7, 2018
Name:	Thomas F. Glavin

By:	/s/ Scott A. Nelson	Director	March 7, 2018
Name:	Scott A. Nelson

By:	/s/ Paula J. Saban	Director	March 7, 2018
Name:	Paula J. Saban

By:	/s/ Michael A. Stein	Director	March 7, 2018
Name:	Michael A. Stein

By:	/s/ Julian E. Whitehurst	Director	March 7, 2018
Name:	Julian E. Whitehurst

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
InvenTrust Properties Corp.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of InvenTrust Properties Corp. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule III (collectively, the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2005.
Chicago, Illinois
March 7, 2018

INVENTRUST PROPERTIES CORP.

Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)

	As of December 31,
	2017	2016
Assets
Investment properties
Land	$628,487	$562,695
Building and other improvements	1,887,598	1,617,557
Construction in progress	4,975	1,316
Total	2,521,060	2,181,568
Less accumulated depreciation	(348,337)	(351,389)
Net investment properties	2,172,723	1,830,179
Cash and cash equivalents	162,747	397,250
Restricted cash	9,131	18,325
Investment in marketable securities	4,758	183,883
Investment in unconsolidated entities	180,764	178,728
Intangible assets, net	115,411	72,258
Accounts and rents receivable (net of allowance of $1,266 and $864)	30,522	28,914
Deferred costs and other assets	22,548	34,782
Assets of discontinued operations	—	42,435
Total assets	$2,698,604	$2,786,754

Liabilities
Debt, net	$667,861	$670,663
Accounts payable and accrued expenses	37,798	38,242
Distributions payable	13,441	13,041
Intangible liabilities, net	53,532	43,939
Other liabilities	20,250	10,928
Liabilities of discontinued operations	—	60,413
Total liabilities	792,882	837,226
Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 774,293,197 shares issued and outstanding as of December 31, 2017 and 773,304,997 shares issued and outstanding as of December 31, 2016, respectively	773	773
Additional paid-in capital	5,681,912	5,676,639
Distributions in excess of accumulated net income	(3,778,908)	(3,786,943)
Accumulated comprehensive income	1,945	59,059
Total stockholders' equity	1,905,722	1,949,528
Total liabilities and stockholders' equity	$2,698,604	$2,786,754
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Income
Rental income	$188,235	$181,481	$192,138
Tenant recovery income	57,192	53,218	57,390
Other property income	2,160	3,646	4,280
Other fee income	4,222	4,348	3,820
Total income	251,809	242,693	257,628

Expenses
General and administrative expenses	46,367	53,984	69,678
Property operating expenses	31,950	30,487	34,534
Real estate taxes	35,566	35,703	36,142
Depreciation and amortization	95,345	83,685	85,195
Provision for asset impairment	27,754	11,208	108,154
Total expenses	236,982	215,067	333,703
Operating income (loss)	14,827	27,626	(76,075)
Interest and dividend income	4,249	11,849	11,767
Gain on sale of investment properties, net	24,066	117,848	40,682
Gain (loss) on extinguishment of debt	840	(10,498)	(4,568)
Other (expense) income	(308)	2,330	15,481
Interest expense	(30,155)	(44,135)	(53,686)
Loss on contribution to joint venture	—	—	(12,919)
Equity in (losses) earnings of unconsolidated entities	(804)	9,299	35,078
Gain on sale of investment in unconsolidated entities	—	—	326
Marketable securities realized gain and (impairment), net	46,563	5,081	20,459
Income (loss) from continuing operations before income taxes	59,278	119,400	(23,455)
Income tax expense	(1,324)	(201)	(1,845)
Net income (loss) from continuing operations	57,954	119,199	(25,300)
Net income from discontinued operations	3,839	133,523	28,764
Net income	$61,793	$252,722	$3,464

Weighted average number of common shares outstanding, basic and diluted	773,445,341	854,638,497	861,830,627

Net income (loss) per common share, from continuing operations, basic and diluted	$0.07	$0.14	$(0.03)
Net income per common share, from discontinued operations, basic and diluted	$—	$0.15	$0.04
Net income per common share, basic and diluted	$0.07	$0.29	$0.01

Comprehensive income (loss)
Net income	$61,793	$252,722	$3,464
Unrealized (loss) gain on investment securities	(11,734)	24,540	299
Unrealized gain (loss) on derivatives	1,183	623	(1,276)
Reclassification for amounts recognized in net income	(46,563)	(3,394)	(19,332)
Comprehensive income (loss)	$4,679	$274,491	$(16,845)
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Changes in Equity
(Amounts in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in excess of accumulated net income	Accumulated Comprehensive Income	Non-controlling Interests	Total
Balance at December 31, 2014	861,824,777	$861	$7,755,471	$(3,820,882)	$57,599	$3,780	$3,996,829
Net income	—	—	—	3,464	—	15	3,479
Unrealized gain on investment securities	—	—	—	—	299	—	299
Unrealized loss on derivatives	—	—	—	—	(1,276)	—	(1,276)
Reclassification for amounts recognized in net income	—	—	—	—	(19,332)	—	(19,332)
Distributions declared	—	—	—	(138,614)	—	—	(138,614)
Contributions from noncontrolling interests, net	—	—	—	—	—	28	28
Stock-based compensation	380,895	1	1,523	—	—	—	1,524
Equity effect of spin-off of Xenia Hotels & Resorts, Inc.	—	—	(1,690,411)	—	—	(3,823)	(1,694,234)
Balance at December 31, 2015	862,205,672	$862	$6,066,583	$(3,956,032)	$37,290	$—	$2,148,703
Net income	—	—	—	252,722	—	—	252,722
Unrealized gain on investment securities	—	—	—	—	24,540	—	24,540
Unrealized gain on derivatives	—	—	—	—	623	—	623
Reclassification for amounts recognized in net income	—	—	—	—	(3,394)	—	(3,394)
Distributions declared	—	—	—	(83,633)	—	—	(83,633)
Stock-based compensation	601,774	—	2,088	—	—	—	2,088
Repurchase of common stock	(89,502,449)	(89)	(240,927)	—	—	—	(241,016)
Equity effect of spin-off of Highlands REIT, Inc.	—	—	(151,105)	—	—	—	(151,105)
Balance at December 31, 2016	773,304,997	$773	$5,676,639	$(3,786,943)	$59,059	$—	$1,949,528
Net income	—	—	—	61,793	—	—	61,793
Unrealized loss on investment securities	—	—	—	—	(11,734)	—	(11,734)
Unrealized gain on derivatives	—	—	—	—	1,183	—	1,183
Reclassification for amounts recognized in net income	—	—	—	—	(46,563)	—	(46,563)
Distributions declared	—	—	—	(53,758)	—	—	(53,758)
Stock-based compensation	988,200	—	3,344	—	—	—	3,344
Refund of excess funds associated with 2016 tender offer	—	—	1,929	—	—	—	1,929
Balance at December 31, 2017	774,293,197	$773	$5,681,912	$(3,778,908)	$1,945	$—	$1,905,722

See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$61,793	$252,722	$3,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,734	116,424	163,008
Amortization of above and below market leases, net	(5,510)	(4,255)	(1,907)
Amortization of debt premiums, discounts, and financing costs	1,219	5,206	7,708
Straight-line rental income	(2,202)	20	24
Provision for asset impairment	27,754	117,722	108,154
Gain on sale of investment properties, net	(34,181)	(354,104)	(40,682)
(Gain) loss on extinguishment of debt	(838)	13,324	4,568
Loss on contribution to unconsolidated entity	—	—	12,919
Equity in losses (earnings) of unconsolidated of entities	804	(9,319)	(35,167)
Distributions from unconsolidated entities	2,443	5,014	5,544
(Gain), loss and impairment of investment in unconsolidated entities, net	—	(1,434)	(326)
Marketable securities realized (gain) and impairment, net	(46,563)	(5,081)	(20,459)
Non-cash share-based compensation, net	3,355	2,178	2,481
Debt prepayment penalties and defeasance costs	—	(11,140)	(5,578)
Changes in assets and liabilities:
Accounts and rents receivable	(1,048)	(45)	(8,099)
Deferred costs and other assets	2,051	6,701	8,492
Accounts payable and accrued expenses	5,561	(8,129)	(1,300)
Other liabilities	6,780	(3,780)	(7,244)
Net cash provided by operating activities	118,152	122,024	195,615
Cash flows from investing activities:
Purchase of investment properties	(500,113)	(419,563)	(307,116)
Acquired in-place and market-lease intangibles, net	(50,207)	(25,584)	(11,146)
Capital expenditures and tenant improvements	(15,910)	(13,721)	(27,192)
Investment in development projects	(3,630)	(53,077)	(115,686)
Proceeds from sale of investment properties, net	198,243	1,568,978	196,583
Proceeds from sale of marketable securities, net	171,666	12,846	58,369
Proceeds from the sale of and return of capital from unconsolidated entities	—	6,344	40,269
Contributions to unconsolidated entities	(6,875)	(7,200)	(35,326)
Distributions from unconsolidated entities	1,592	10,433	10,884
Lease commissions and other leasing costs	(4,356)	(3,836)	(4,895)
Payments from notes receivable	—	—	12,549
Change in restricted cash	6,285	2,158	21,609
Other assets	10,061	(9,779)	(3,176)
Net cash (used in) provided by investing activities	(193,244)	1,067,999	(164,274)

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Cash Flows, continued
(Amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from financing activities:
Payment of tax withholdings for share-based compensation	$(2,192)	$(1,493)	$(881)
Shares repurchased	—	(241,016)	—
Distributions	(53,358)	(98,606)	(146,510)
Refund received of excess funds associated with 2016 tender offer	1,929	—	—
Proceeds from debt	—	449,306	408,928
Payoffs of debt	(104,032)	(1,072,166)	(495,562)
Principal payments of mortgage debt	(1,390)	(10,832)	(26,810)
Payment of loan fees and deposits	(368)	(56)	(4,434)
Contributions from noncontrolling interests, net	—	—	152
Preferred stock redemption	—	—	(125)
Cash contribution to Highlands REIT, Inc.	—	(21,195)	—
Cash contribution to Xenia Hotels & Resorts, Inc.	—	—	(165,884)
Property level cash contribution to Xenia Hotels & Resorts, Inc.	—	—	(130,080)
Net cash used in financing activities	(159,411)	(996,058)	(561,206)
Net (decrease) increase in cash and cash equivalents	(234,503)	193,965	(529,865)
Cash and cash equivalents, at beginning of year	397,250	203,285	733,150
Cash and cash equivalents, at end of year	$162,747	$397,250	$203,285

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest of $0, $1,147, and $7,107 for 2017, 2016, and 2015, respectively	$31,196	$56,980	$95,294
Cash paid for income taxes, net of refunds of $918, $1,575, and $391 for 2017, 2016, and 2015, respectively	625	966	6,856

Supplemental schedule of non-cash investing and financing activities:
Gross issuance of shares for share-based compensation	$5,916	$3,820	$2,515
Assumption of mortgage debt through acquisition of investment property	41,717	16,000	—
Net assets transferred at sale of real estate investments	4,037	2,007	2,371
Net assets acquired at purchase of real estate investments	3,102	2,586	3,172
Property surrendered in extinguishment of debt	2,440	—	—
Assumption of lender held escrows through acquisition of investment property	586	—	—
Mortgage assumed by buyers upon disposal of properties	—	131,189	—
Net equity distributed to Highlands REIT, Inc. (net of cash contributed)	—	129,910	—
Net equity distributed to Xenia Hotels & Resorts, Inc. (net of cash contributed)	—	—	1,484,872
Land contributed to an unconsolidated entity	—	—	46,174
Like-kind exchange of real estate:
Restricted cash used in purchase of investment properties	39,800	—	—
Restricted cash proceeds from sale of investment properties	39,760	—	—

See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

1. Organization
The Company was incorporated as Inland American Real Estate Trust, Inc. on October 4, 2004 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a REIT for federal tax purposes. The Company changed its name to InvenTrust Properties Corp. in April 2015. The Company was formed to own, manage, acquire and develop a diversified portfolio of commercial real estate located throughout the United States and to own properties in development and partially own properties through joint ventures, as well as investments in marketable securities and other assets. The Company is now focused on being a multi-tenant retail platform. As used in these Notes and throughout this Annual Report, the terms "Company," "InvenTrust," "we," "us," or "our" mean InvenTrust Properties Corp. and its wholly owned subsidiaries and consolidated joint venture investments.
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
Each retail property is owned by a separate legal entity which maintains its own books and financial records, and each separate legal entity's assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in "Note 10. Debt".
As of December 31, 2017, the Company's assets consisted of 71 retail properties with 12,444,703 square feet, of which 94.2% was occupied, including two consolidated retail properties considered Parked Assets as legal title was held by the EAT Subsidiary pending completion of a Reverse 1031 Exchange (see "Note 5. Investment in Consolidated and Unconsolidated Entities"), with 501,276 square feet, of which approximately 98% was occupied.
As of December 31, 2016, the Company's assets consisted of 71 retail properties with 12,155,909 square feet, of which 93.0% was occupied and one non-core office property, Worldgate Plaza, which consisted of 322,326 square feet, of which 69.9% was occupied. In addition, as of December 31, 2017 and 2016, the Company had significant investments in two operating real estate joint ventures, one of which the Company owns an interest in as well as manages 15 retail properties with 2,976,403 square feet within the joint venture. The other joint venture was established in order to develop and sell a land development.
Segment Reporting
Following the Xenia Hotels & Resorts, Inc. ("Xenia") spin-off in 2015 and the Highlands REIT, Inc. ("Highlands") spin-off and sale of University House Communities Group, Inc. ("University House") in 2016, as disclosed in the Company's Annual Reports on Form 10-K for the years ended December 31, 2015 and 2016, the Company no longer has a lodging, non-core or student housing segment, respectively, as previously reported. In addition, the Company disposed of its remaining non-core office property, Worldgate Plaza, on August 30, 2017, which represented the conclusion of the Company's strategic shift away from assets not classified as multi-tenant retail. These previously reported segments were classified as discontinued operations as they represented a strategic shift that had a major effect on the Company's operations and financial results. The assets and liabilities related to discontinued operations were separately classified on the consolidated balance sheet as of December 31, 2016, and the operations were classified as net income from discontinued operations on the consolidated statements of operations and comprehensive income (loss) for all years presented.
The Company is now fully focused on investing in a multi-tenant retail platform as described above. The Company's properties have similar characteristics, such as tenant type and economic performance, are all retail properties, and the Company does not distinguish its principal business or group its operations on a geographical basis for measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with GAAP as of December 31, 2017.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

2. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying consolidated financial statements reflect the consolidated financial position of the Company as of December 31, 2017 and 2016 and the consolidated results of its operations and cash flows for the years ended December 31, 2017, 2016 and 2015. These consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, judgments and assumptions are required in a number of areas, including, but not limited to, evaluating the impairment of long-lived assets, allocating the purchase price of acquired assets, determining the fair value of debt and evaluating the collectability of accounts receivable. The Company bases these estimates, judgments and assumptions on historical experience and various other factors that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates.
Reclassifications
Certain reclassifications have been made to the consolidated balance sheet as of December 31, 2016 and the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2016 and 2015 to reflect the results of Worldgate Plaza (sold on August 30, 2017), Highlands (spun off on April 28, 2016), and University House (sold on June 21, 2016) as discontinued operations.
Certain reclassifications have been made to the consolidated statements of cash flows for the years ended December 31, 2016 and 2015 to classify cash remitted for payment of tax withholdings for share-based compensation from a change in accounts payable and accrued expenses to payment of tax withholdings for share-based compensation of $1,493 and $881, respectively.
Consolidation
The Company evaluates its investments in LLCs and LPs to determine whether each such entity may be a VIE. If the entity is a VIE, the determination of whether the Company is the primary beneficiary must be made. The primary beneficiary determination is based on a qualitative assessment as to whether the Company has (i) power to direct significant activities of the VIE and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The Company will consolidate a VIE if it is deemed to be the primary beneficiary, as defined in FASB ASC 810, Consolidation. The equity method of accounting is applied to entities in which the Company is not the primary beneficiary as defined in FASB ASC 810, or the entity is not a VIE and the Company does not have effective control, but can exercise influence over the entity with respect to its operations and major decisions. Investments in entities that the Company does not control and over which it does not exercise significant influence are carried at the lower of cost or estimated fair value, as appropriate. The Company’s ability to correctly assess control over an entity affects the presentation of these investments in the Company’s consolidated financial statements.
At December 31, 2017, the Company holds an investment in River Oaks and Kyle Marketplace which are each deemed to be a VIE. The Company was deemed to be the primary beneficiary as it has the ability to direct the activities of the entity that most significantly impact its economic performance and has all of the risks and rewards of ownership. Accordingly, the Company has consolidated each VIE.
At December 31, 2017, the Company holds an investment in a property consisting of wholly owned multi-tenant retail space and an undivided interest in certain common elements as tenants-in-common. The ownership of the common elements were deemed to not be subject to joint control, as the other tenant-in-common lacked the ability to effectively participate in the decisions that most significantly impact economic performance. Accordingly, the Company has applied proportionate consolidation of the common elements. All intercompany transactions and balances have been eliminated in consolidation.
At December 31, 2016, the Company did not have an investment in a VIE in which the Company was the primary beneficiary.
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

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

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
The difference between the contractual rental rates and the Company’s estimate of market rental rates is measured over a period equal to the remaining non-cancelable term of the leases, including significantly below-market renewal options. For the amortization period, the remaining term of leases with renewal options at terms below market reflect the assumed exercise of such below-market renewal options, if reasonably assured.
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
The Company performs, with the assistance of a third-party valuation specialist, the following procedures for assets the Company acquires:

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

•	Estimate the fair value of the tenant improvements, legal costs and leasing commissions incurred to obtain the leases and calculate the associated useful life for each;

•	Estimate the fair value of assumed debt, if any; and

•
Estimate the intangible value of the in-place leases based on lease execution costs of similar leases as well as lost rent payments during an assumed lease-up period and their associated useful lives on a tenant-by-tenant basis.

Prior to the Company's adoption of FASB ASU No. 2017-01, Clarifying the Definition of a Business (see Recently Adopted Accounting Pronouncements for details), all costs related to finding, analyzing and negotiating a transaction were expensed as incurred as a general and administrative expense in the consolidated statements of operations and comprehensive income (loss), whether or not the acquisition was completed. Beginning with assets acquired during the fourth quarter of 2016, the Company began capitalizing acquisition costs of completed transactions in accordance with ASU No. 2017-01 to the extent its acquisitions qualify as asset acquisitions under this guidance.
For acquisitions deemed to be business combinations, the allocation of consideration exchanged to the assets acquired and liabilities assumed is based on the Company’s preliminary estimates and is subject to change based on the final determination of the estimated fair value attributable to the acquired assets and assumed liabilities at the time the acquisition is consummated. This time frame is referred to as the measurement period. The asset acquisition guidance does not address the concept of a measurement period, and therefore the Company does not apply a measurement period for acquisitions qualifying as asset acquisitions under this guidance.
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

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

Cash and Cash Equivalents
The Company considers all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents. The combined account balances held by the Company at one or more institutions periodically exceed the FDIC insurance coverage and, as a result, there is credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk is not significant, as the Company does not anticipate that financial institutions it uses will not perform.
Restricted Cash
Restricted cash is primarily comprised of amounts related to loan origination (escrow deposits), operating real estate (escrows for taxes, insurance, capital expenditures and payments required under certain lease agreements), and post-acquisition escrows.
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
If all of the above criteria are met, the Company classifies the investment property as held for sale. When these criteria are met, the Company suspends depreciation on the investment properties held for sale, including depreciation for tenant improvements and additions, as well as the amortization of acquired in-place leases. The properties held for sale and associated liabilities are classified separately on the consolidated balance sheets. Such properties are recorded at the lesser of the carrying value or estimated fair value less costs to sell. Additionally, if the sale represents a strategic shift that has (or will have) a major effect on the entity's results and operations, the operations for the periods presented are classified on the consolidated statements of operations and comprehensive income (loss) as discontinued operations for all periods presented.
Impairment of Long Lived Assets
The Company assesses the carrying values of the respective long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable, such as a reduction in the expected holding period of the asset. If it is determined that the carrying value is not recoverable because the expected undiscounted cash flows do not exceed carrying value, the Company records an impairment loss to the extent that the carrying value exceeds estimated fair value. The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on the Company's continuous process of analyzing each property's economic condition at a point in time and reviewing assumptions about uncertain inherent factors, including observable inputs such as contractual revenues and unobservable inputs such as forecasted revenues and expenses and estimated net disposition proceeds. These unobservable inputs are based on market conditions and the Company's expected growth rates.
However, assumptions and estimates about future cash flows and capitalization rates are complex and subjective. Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to the impairment analyses could impact these assumptions and result in future or additional impairment charges of the real estate properties.
On a periodic basis, management assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated entities may be other than temporarily impaired. To the extent impairment has occurred, the loss is measured as the excess of the carrying value of the investment over the estimated fair value of the investment. The estimated fair value of the underlying investment includes a review of expected cash flows generated from operations of the property.
Real Estate Capitalization and Depreciation
Real estate is reflected at cost less accumulated depreciation within investment property on the consolidated balance sheet. Ordinary repairs and maintenance are expensed as incurred.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

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
Direct and indirect costs that are clearly related to the construction and improvements of investment properties are capitalized. Costs incurred for property taxes and insurance are capitalized during periods in which activities necessary to get the property ready for its intended use are in progress. Interest costs, if significant, are also capitalized during such periods. Additionally, the Company treats investments accounted for by the equity method as assets qualifying for interest capitalization provided (1) the investee has activities in progress necessary to commence its planned principal operations and (2) the investee’s activities include the use of such funds to acquire qualifying assets.
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
Fair Value Measurements
The carrying amounts of cash and cash equivalents, restricted cash and escrows, accounts and rents receivables, other assets, accounts payable, accrued expenses and other liabilities reasonably approximates fair value, in management’s judgment, because of their short-term nature. Fair value information relating to marketable securities, real estate related bonds, derivative financial instruments, investment properties, investments in unconsolidated entities and debt is provided in "Note 11-Fair Value Measurements".
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

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

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

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

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
Share Based Compensation
In accordance with FASB ASC Topic 718, Accounting for Share Based Compensation, companies are required to recognize in the consolidated statements of operations and comprehensive income (loss) the grant-date fair value of stock options and other equity based compensation issued to employees and directors. Under FASB ASC Topic 718, the way an award is classified will affect the measurement of compensation cost. Equity classified awards are measured at grant date fair value, and amortized on a straight-line basis over the vesting period and are not subsequently re-measured. At December 31, 2017, the Company had one share based compensation plan, which is discussed in "Note 14. Stock-Based Compensation". The compensation cost is based on awards that are scheduled to vest and adjusted for forfeitures at the time the forfeitures occur.
Recently Issued Accounting Pronouncements Adopted
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-01, Clarifying the Definition of a Business, with the objective of providing guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The Company expects that the revised guidance will result in most of the Company's real estate transactions being classified as asset acquisitions and asset disposals. The guidance is effective beginning January 1, 2018. Early adoption is permitted. The Company early adopted ASU No. 2017-01 as of October 1, 2016.
In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, which outlines improvements to employee share-based payment accounting. The new standard impacts certain aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. In accordance with ASU No. 2016-09, all cash payments to tax authorities in connection with shares withheld to meet statutory tax withholding requirements are presented as a financing activity in the statement of cash flows and the Company accounts for stock-based compensation forfeitures as they occur. The Company adopted ASU No. 2016-09 as of January 1, 2017.
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those promised goods or services. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective, although it will not affect the accounting for revenue deemed to be related to lease components of contracts. In April 2015, the FASB approved an amendment to the ASU, deferring the effective date one year to annual reporting periods beginning after December 15, 2017 for public entities. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The standard permits the use of either the retrospective or cumulative effect transition method.
The Company has completed an assessment of revenue streams, concluding the majority of the Company’s tenant-related revenue pertains to lease components, and will be governed by the recently issued leasing guidance discussed below. Based on the Company's assessment, the revenue reported as other fee income on the consolidated statements of operations and comprehensive income (loss) will represent the Company's primary application of the new standard upon adoption. The Company will utilize the single practical expedient available and apply the guidance to new and modified contracts entered into subsequent to the date of initial application. The Company intends to implement the standard retrospectively with the

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

cumulative effect recognized in retained earnings, if any, at the date of initial application. Based on the Company's assessment, the implementation of the new standard will generally not change the timing or pattern of revenue recognition for other fee income. As a result, upon adoption of ASU No. 2014-09 on January 1, 2018, the cumulative effect recognized in retained earnings at the date of initial application will be immaterial. Although the timing and pattern of revenue recognition for other fee income will not materially change, the new standard will generally require incremental disclosures pertaining to, among others, the disaggregation of revenue, contract balances, performance obligations, costs to obtain or fulfill a contract, and significant judgments in the application of the new standard.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 will be effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017. Entities may early adopt the provisions related to the recognition of changes in fair value of financial liabilities. Entities must apply the standard using a cumulative effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company’s investments in marketable securities on the consolidated balance sheets are currently classified as available-for-sale and measured at fair value each reporting period. Changes in fair value are currently recorded through comprehensive income. Upon adoption of ASU No. 2016-01 on January 1, 2018, the net unrealized gain of $275 on available-for-sale equity securities will be reclassified to beginning retained earnings. All subsequent changes in the fair value of the Company’s investments that have readily determinable fair values will be recognized through net income. ASU No. 2016-01 will not require incremental disclosures upon adoption, as all of the Company's investments in marketable securities have readily determinable fair values. The new guidance requires the Company to classify cash flows from purchases and sales of equity investments on the basis of the nature and purpose for which it acquired the ownership interests. The Company anticipates classifying proceeds from sale of equity investments as an investing activity. As changes in the fair value of equity investments will be reflected in net income, the Company will adjust net income for the unrealized gain or loss to determine cash flows from operating activities.
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
As a lessee, the Company believes the most significant change relates to the recognition of a new ROU asset and lease liability on the consolidated balance sheets for its corporate office leases, as well as a ground lease agreement where the Company is the lessee (see Note 15). Currently, the Company accounts for the office and ground lease arrangements as operating leases. These leases are currently not material to the Company’s consolidated financial statements, however, the Company will continue to assess the materiality of the office and ground lease arrangements through the effective date of January 1, 2019.
As a lessor, the Company believes substantially all of the Company's leases will continue to be classified as operating leases under the new standard. Based on the current requirements of the standard, Common area maintenance ("CAM"), utility

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

recovery services, and non-routine major maintenance provided for in tenant lease contracts will be accounted for as non-lease components. Most significantly for the real estate industry, revenue deemed to be related to non-lease components of contracts is within the scope of ASU No. 2014-09, Revenue from Contracts with Customers. As a result, we will be required to recognize revenues associated with tenant leases separately from revenues associated with CAM, utility recovery services, or non-routine major maintenance. The Company also has certain lease arrangements with its tenants for space at its retail assets in which the contractual amounts due under the lease from the lessee are not allocated between the rental and expense reimbursement components ("Gross Leases"). Presently, the aggregate revenue earned under Gross Leases is classified as rental income in the consolidated statements of operations. Under the new standard, the Company anticipates it will be required to allocate the embedded revenue associated with these reimbursements under its Gross Leases, which represent an immaterial portion of the Company’s lease portfolio, and separately present such amounts in its consolidated statements of operations. Lastly, due to the new standard’s narrowed definition of initial direct costs, the Company expects to expense as incurred certain lease origination costs currently capitalized and amortized to expense over the lease term. However, the Company does not believe this change will have a material impact on its consolidated financial statements.
On November 29, 2017, the FASB met to discuss feedback from stakeholders regarding implementation of the new leasing standard. Among other topics, the FASB considered feedback indicating the costs of complying with the new leasing standard's current separation and allocation requirements of non-lease components (i.e. CAM, utility recovery services, and non-routine major maintenance) by lessors may outweigh the benefits, specifically when the separation and allocation guidance only affects presentation and disclosure. The FASB tentatively decided to amend the new leasing standard to provide lessors with an optional practical expedient that may be elected by class of underlying asset. A lessor that elects the practical expedient would not be required to separate lease and non-lease components, provided that the timing and pattern of revenue recognition for the components are the same and the combined, single unit of account would be classified as an operating lease. The lessor would also be required to disclose that it has elected the expedient and the nature of the items that are being combined. Generally, the patterns of revenue recognition for the lease and non-lease components of the Company are the same, and the Company believes substantially all of the Company's leases will continue to be classified as operating leases under the new standard. The Company believes the election of this proposed practical expedient will provide relief, as the separation and allocation guidance generally only affects presentation and disclosure. The Company will continue to evaluate the impact of this guidance and proposed practical expedient until adoption on January 1, 2019.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. This guidance is effective January 1, 2020, with early adoption permitted beginning January 1, 2019, and replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses. Financial assets that are measured at amortized cost will be required to be presented at the net amount expected to be collected with an allowance for credit losses deducted from the amortized cost basis. In addition, an entity must consider broader information in developing its expected credit loss estimate, including the use of forecasted information. Generally, the pronouncement requires a modified retrospective method of adoption. The Company anticipates the adoption of this standard on January 1, 2020, through which the Company will continue to evaluate the impact on the consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows. This guidance is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The core principle of the ASU requires the classification of eight specific issues identified under Accounting Standards Codification ("ASC") ASC 230, Statement of Cash Flows, to be presented as either financing, investing or operating, or some combination thereof, depending upon the nature of the cash flows. ASU No. 2016-15 will be effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017, and early adoption is permitted. Entities are required to use a retrospective transition method for each period presented. Of the eight specific issues identified, the following clarifications are most pertinent to the Company: (a) cash payments for debt prepayment and extinguishment costs; (b) cash proceeds from the settlement of insurance claims; and (c) distributions from equity method investments. Upon adoption of ASU No. 2016-15 on January 1, 2018, the Company will present debt prepayment and extinguishment costs as cash outflows from financing activities, present cash proceeds from the settlement of insurance claims based on the nature of the loss, and present distributions from equity method investments as investing or operating, or some combination thereof, based on our accounting policy election. The Company currently utilizes the nature of the distribution approach regarding distributions from equity method investments, which will be formalized as an accounting policy effective January 1, 2018. Under this approach, each distribution is evaluated on the basis of the source of the payment and classified as either operating cash inflows or investing cash inflows.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows. The guidance is intended to reduce the existing diversity in practice of how certain transfers between cash and restricted cash are classified as operating, investing, or financing activities within the statement of cash flows. ASU No. 2016-18 will be effective for annual reporting periods beginning after December 31, 2017, and interim periods within those fiscal years. Early adoption is permitted. This guidance requires a retrospective transition method of adoption for each period presented. Under the standard, entities are required to explain the changes in the combined total of restricted and unrestricted cash in the statement of cash flows. As a result, a transfer between restricted and unrestricted cash accounts will not be reported as a cash flow. All cash receipts/payments with third parties directly to/from restricted cash accounts will be reported as operating, investing, or financing cash flows, as appropriate. Upon adoption of ASU No. 2016-18 on January 1, 2018, the Company will include amounts generally described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.
In February 2017, the FASB issued ASU No. 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets. The new guidance is required to be adopted concurrently with the amendments in ASU 2014-09, Revenue from Contracts with Customers. The standard, which adds guidance for partial sales of nonfinancial assets and clarifies the scope of Subtopic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets, applies to the derecognition of all nonfinancial assets (including real estate) for which the counterparty is not a customer. Public entities should apply the amendments in this standard to annual periods beginning after December 15, 2017, including interim periods within those periods. Upon adoption of ASU No. 2017-05 on January 1, 2018, the Company will account for dispositions of real estate to a noncustomer counterparty in accordance with Subtopic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets. The Company intends to adopt this guidance on a modified retrospective basis and does not expect its adoption will have a significant impact on the consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation. The new guidance clarifies which changes in terms or conditions of share-based payment awards would require an entity to apply modification accounting. The standard is effective on January 1, 2018, with early adoption permitted. The Company anticipates the adoption of this standard on January 1, 2018, and does not expect its adoption will have a significant impact on the consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. This guidance is intended to better align financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides the option of early adopting the new standard using a modified retrospective transition method in any interim period, or alternatively requires adoption for fiscal years beginning after December 15, 2018. This adoption method will require the Company to recognize the cumulative effect of initially applying the ASU as an adjustment to accumulated comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that it adopts the update. The Company anticipates the adoption of this standard on January 1, 2019, and does not expect its adoption will have a significant impact on the consolidated financial statements.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

3. Acquired Properties
The Company records identifiable assets, liabilities and noncontrolling interests acquired at fair value. During the year ended December 31, 2017, the Company acquired six wholly owned and two consolidated retail properties considered Parked Assets as legal title was held at the EAT Subsidiary, for a gross acquisition price of $633,425. Under the newly adopted ASU No. 2017-01, the Company determined these transactions represented acquisitions of assets. Accordingly, the Company capitalized transaction costs of approximately $1,911 during the year ended December 31, 2017.
The following table reflects the retail properties acquired during the year ended December 31, 2017.

Property	Location	Acquisition Date	Gross Acquisition Price	Square Feet
Campus Marketplace (a)	San Marcos, CA	January 6, 2017	$73,350	144,000
Paraiso Parc and Westfork Plaza	Pembroke Pines, FL	February 1, 2017	163,000	386,000
The Shops at Town Center	Germantown, MD	February 21, 2017	53,550	125,000
Cary Park Town Center	Cary, NC	August 14, 2017	25,000	93,000
The Parke	Cedar Park, TX	August 18, 2017	112,250	364,000
The Plaza Midtown	Atlanta, GA	August 18, 2017	31,800	70,000
River Oaks (b)	Santa Clarita, CA	September 14, 2017	115,000	275,000
Kyle Marketplace (b)	Kyle, TX	September 21, 2017	59,475	226,000
Total			$633,425	1,683,000

(a)
As part of this acquisition, the Company assumed mortgage debt of $41,717 as reported within non-cash financing activities on the consolidated statements of cash flows for the year ended December 31, 2017.

(b)
These retail properties are held at the EAT subsidiary as Parked Assets in anticipation of completing a Reverse 1031 Exchange in 2018. (See "Note 5. Investment in Consolidated and Unconsolidated Entities").

The following table summarizes the estimated fair value of the retail properties acquired and liabilities assumed for the year ended December 31, 2017, as listed above.

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

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

The following table reflects the eight retail properties acquired during the year ended December 31, 2016 for a gross acquisition price of $465,177.

Property	Location	Acquisition Date	Gross Acquisition Price	Square Feet
Shops at the Galleria	Bee Cave, TX	April 1, 2016	$132,000	538,000
Renaissance Center (a)	Durham, NC	April 1, 2016	129,200	363,000
Stevenson Ranch	Stevenson Ranch, CA	April 15, 2016	72,500	187,000
The Pointe at Creedmoor	Raleigh, NC	July 12, 2016	16,977	60,000
Windward Commons	Alpharetta, GA	August 23, 2016	27,650	117,000
Old Grove Marketplace	Oceanside, CA	August 25, 2016	23,250	81,000
Northcross Commons (b)	Huntersville, NC	October 14, 2016	31,000	63,000
Riverwalk Market (b)	Flower Mound, TX	November 14, 2016	32,600	90,000
Total			$465,177	1,499,000

(a)
As part of this acquisition, the Company assumed mortgage debt of $16,000 as reported within non-cash financing activities on the consolidated statements of cash flows for the year ended December 31, 2016.

(b)
These retail properties were accounted for as asset acquisitions in accordance with ASU No. 2017-01. As a result, the Company capitalized transaction costs of approximately $220 during the year ended December 31, 2016 related to these retail properties.

The following table summarizes the estimated fair value of the retail properties acquired and liabilities assumed for the year ended December 31, 2016, as listed above.

2016 Acquisitions
Land	$154,737
Building and other improvements	284,598
Total investment properties	439,335
Intangible assets (a)	44,672
Intangible liabilities (b)	(19,088)
Net other assets and liabilities	258
Total fair value of assets acquired and liabilities assumed	$465,177

(a)	Intangible assets include in-place leases and above market leases.

(b)	Intangible liabilities include below market leases.
For retail properties acquired during the year ended December 31, 2016 and accounted for as business combinations, the Company recorded total income of $24,260 and property net income of $17,491, excluding acquisition costs expensed as general and administrative expense of $1,287, for the year ended December 31, 2016.
The foregoing acquired retail properties are included in the Company's results of operations based on their date of acquisition. The following unaudited pro-forma results of operations reflect these transactions as if each had occurred on January 1 of the earliest year presented, except for two retail properties acquired in the fourth quarter of 2016 which were accounted for as asset acquisitions in accordance with ASU No. 2017-01. The following pro-forma information is not necessarily indicative of the results that actually would have occurred nor does it indicate future operating results.

	(unaudited)
	Year ended December 31,
	2016	2015
Total income	$259,878	$288,943
Net income (loss) from continuing operations	$89,680	$(28,014)

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

4. Disposed Properties
The Company sold seven retail properties, one non-core property, and two single-user outparcels during the year ended December 31, 2017 for an aggregate gross disposition price of $244,066 and generated net proceeds from the sale of those properties of $198,243. The Company sold 28 retail properties, one non-core property, and University House during the year ended December 31, 2016 for an aggregate gross disposition price of $1,924,350 and generated net proceeds from those sales of $1,568,978. The Company sold 11 retail properties, five non-core properties, and one land parcel during the year ended December 31, 2015 for an aggregate gross disposition price of $196,600 and generated net proceeds from those sales of $196,583.
Continuing operations, retail properties
The following retail properties were sold during the year ended December 31, 2017. In addition, during the year ended December 31, 2017, the Company disposed of two single-user outparcels for a gross disposition price of $4,186. The Company recognized a net gain on sale from these seven retail properties and two single-user outparcels of $24,066 for the year ended December 31, 2017.

Property	Location	Disposition Date	Gross Disposition Price	Square Feet
Penn Park	Oklahoma City, OK	January 10, 2017	$29,050	242,000
Sparks Crossing	Sparks, NV	May 19, 2017	40,280	336,000
Lincoln Village	Chicago, IL	June 23, 2017	30,000	164,000
Pavilions at Hartman Heritage	Independence, MO	July 31, 2017	21,700	223,000
Legacy Crossing	Marion, OH	July 31, 2017	10,250	134,000
Heritage Plaza	Chicago, IL	September 28, 2017	21,350	132,000
Dothan Plaza	Dothan, AL	December 28, 2017	33,750	327,000
			$186,380	1,558,000
In addition, the Company surrendered one retail property to the lender (in satisfaction of non-recourse debt) on May 17, 2017. The Company is not aware of any material outstanding commitments and contingencies related to this property. The Company recognized a gain on debt extinguishment of $882 related to this transaction as part of income from continuing operations for the year ended December 31, 2017.
Discontinued operations, disposition of Worldgate Plaza
On August 30, 2017, the Company sold Worldgate Plaza, the Company's remaining non-core office property for a gross disposition price of $53,500, and recognized a gain on the sale of this property of $10,115 as part of income from discontinued operations on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2017.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

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
The operations reflected in discontinued operations in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2017 includes Worldgate Plaza, for the year ended December 31, 2016 includes Worldgate Plaza, University House, and Highlands, and for the year ended December 31, 2015 includes Worldgate Plaza, University House, Highlands, and Xenia.

	Year ended December 31,
	2017	2016	2015
Total income	$3,935	$92,329	$265,076
Less:
Depreciation and amortization expense	1,205	32,667	77,736
Other expenses	2,308	36,487	121,174
Provision for asset impairment	—	106,514	—
Operating income (loss) from discontinued operations	422	(83,339)	66,166
Interest expense, income taxes, and other miscellaneous income	(6,696)	(17,983)	(37,476)
Equity in earnings of unconsolidated entity	—	(19)	89
Gain on sale of investment in unconsolidated entity	—	1,434	—
Gain on sale of properties, net	10,115	236,256	—
Loss on extinguishment of debt	(2)	(2,826)	—
Net income from discontinued operations	3,839	133,523	28,779
Less net income attributable to non-controlling interests	—	—	(15)
Net income from discontinued operations attributable to Company	$3,839	$133,523	$28,764

Weighted average number of common shares outstanding, basic and diluted	773,445,341	854,638,497	861,830,627
Net income per common share, from discontinued operations, basic and diluted	$—	$0.15	$0.04

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

5. Investment in Consolidated and Unconsolidated Entities
Consolidated Entities
During the third quarter of 2017, the Company entered into purchase agreements structured as Reverse 1031 Exchanges in order to acquire River Oaks and Kyle Marketplace. For a Reverse 1031 Exchange in which the Company purchases a new asset that is similar in nature, character, or class prior to selling the asset to be matched in the like-kind exchange (the Company refers to a new asset being acquired in the Reverse 1031 Exchange prior to the sale of the related asset as a "Parked Asset"), legal title to the Parked Asset is held by a wholly owned subsidiary of the EAT engaged to execute the Reverse 1031 Exchange until the sale transaction and the Reverse 1031 Exchange is completed. The Company, through a subsidiary, enters into a master lease agreement with the EAT Subsidiary whereby the EAT Subsidiary leases the Parked Asset and all other rights in connection with the acquisition to the Company. The master lease terminates on the earlier of (i) the date that the Parked Asset is transferred to the Company, or an affiliate, (ii) the date that the EAT transfers to the Company, or an affiliate of the Company, its ownership in the EAT Subsidiary, or (iii) 180 days from the date that legal title to the Parked Asset was transferred to the EAT Subsidiary. The EAT is classified as a variable interest entity ("VIE"), as defined in FASB ASC 810, Consolidation, as it does not have sufficient equity investment at risk to finance its activities without additional subordinated financial support.
River Oaks and Kyle Marketplace were deemed to be VIEs, for which the Company was deemed to be the primary beneficiary as it has the ability to direct the activities of the entities that most significantly impact economic performance and has all of the risks and rewards of ownership. Accordingly, the Company has consolidated River Oaks and Kyle Marketplace.
The following were the assets and liabilities of the consolidated VIEs. The liabilities of the VIEs are not recourse to the Company, and the assets must be used first to settle obligations of the VIEs. As of December 31, 2017, River Oaks and Kyle Marketplace were the Company's only active Reverse 1031 Exchanges.

	December 31, 2017	December 31, 2016
Net investment properties	$165,875	$—
Other assets	18,630	—
Total assets	184,505	—
Other liabilities	11,343	—
Total liabilities	11,343	—
Net assets	$173,162	$—
During the third quarter of 2017, the Company acquired The Plaza Midtown (see "Note 3. Acquired Properties"), consisting of wholly owned multi-tenant retail space, and an undivided interest in certain common elements as tenants-in-common. An undivided interest is an ownership arrangement in which two or more parties jointly own property, and title is held individually to the extent of each party’s interest. The common elements primarily consist of a parking garage adjacent to the wholly owned multi-tenant retail space. The ownership of The Plaza Midtown's common elements was deemed to not be subject to joint control, as the other tenant-in-common lacked the ability to effectively participate in the decisions that most significantly impact economic performance of The Plaza Midtown's common elements. Accordingly, the Company has applied proportionate consolidation of the common elements. The parking garage had an estimated proportionate fair value of $10,790 at the acquisition date, which has been included in land and building and other improvements of $1,963 and $8,827, respectively, on the consolidated balance sheet as of December 31, 2017.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

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

			Carrying Value of
			Investment at December 31,
Entity	Description	Ownership %	2017	2016
IAGM Retail Fund I, LLC (a)	Multi-tenant retail shopping centers	55%	$123,693	$126,090
Downtown Railyard Venture, LLC (b)	Land development	90%	57,183	52,365
Other unconsolidated entities	Various real estate investments	Various	(112)	273
			$180,764	$178,728

(a)
On April 17, 2013, the Company entered into a joint venture, IAGM Retail Fund I, LLC ("IAGM"), with PGGM Private Real Estate Fund ("PGGM"), for the purpose of acquiring, owning, managing, supervising, and disposing of properties and sharing in the profits and losses from those properties and its activities. The Company initially contributed 13 retail properties totaling 2,109,324 square feet from its portfolio to IAGM for an equity interest of $96,788, and PGGM contributed $79,190. The gross disposition price was $409,280. On July 1, 2013, the Company contributed another retail property for a gross disposition price of $34,350. The Company treated these dispositions as a partial sale. The Company amortizes the basis adjustment over 30 years, consistent with the depreciation of the investee's underlying assets. The Company is the managing member of IAGM, responsible for the day-to-day activities and earns fees for venture management, property management, leasing and other services provided.

(b)
On September 30, 2015, the Company was admitted as a member to Downtown Railyard Venture, LLC ("DRV"), which is a joint venture established in order to develop and sell a land development. Simultaneously, the Company structured and closed the sale of a non-core land development to DRV, which for accounting purposes is treated as a contribution of the land development to DRV in exchange for an equity interest of $46,174 in DRV (the foregoing transaction is referred to as the "Railyards Transaction"). Concurrent with the formation of the joint venture, and included in the basis of the Company's investment in DRV, the Company established an $18,088 loan to DRV at a 4.0% interest rate, compounded annually. The loan matures on June 30, 2023. The Company recorded a loss of $12,919 on the Railyards Transaction in 2015 due to the difference between the carrying value of the land and the estimated fair value of the equity interest. The Company's ownership percentage in DRV is based upon a waterfall calculation outlined in the operating agreement. The joint venture partner is the developer and managing member of DRV, responsible for the day-to-day activities and earns fees for managing the venture. During the year ended December 31, 2015, the Company received return of capital proceeds of $4,092 related to the sale of a land parcel and contributed $3,000 in capital to the joint venture.

During the years ended December 31, 2017, 2016 and 2015, the Company recorded no impairment on its unconsolidated entities. During the year ended December 31, 2017, the Company received a final distribution from one unconsolidated entity of $366, which reduced the Company's investment in the unconsolidated entity to zero as of December 31, 2017. No gain or loss was recognized as part of the transaction.
During the year ended December 31, 2016, a gain on the sale of a joint venture for the development of a student housing community of $1,434 was recorded and is included as part of net income from discontinued operations on the consolidated statements of operations and comprehensive income (loss) as the Company's exit from the student housing market is a strategic shift that has had a major effect on the Company's operations and financial results.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

During the year ended December 31, 2015, the Company received the final distribution from one unconsolidated entity. As the distributions received in 2015 exceeded the Company's book value of the asset at the time the final distribution was received, a gain on the closing of the fund of $326 was recorded and is included as part of net income from continuing operations on the consolidated statements of operations and comprehensive income (loss).
Combined Financial Information
The following tables present the combined financial information for the Company’s investments in unconsolidated entities.

	As of
	December 31, 2017	December 31, 2016
	(unaudited)	(unaudited)
Assets:
Real estate assets, net of accumulated depreciation	$586,671	$628,667
Other assets	73,423	71,288
Total assets	660,094	699,955
Liabilities and equity:
Debt, net	311,574	311,378
Other liabilities	49,032	65,225
Equity	299,488	323,352
Total liabilities and equity	660,094	699,955
Company’s share of equity	193,572	192,124
Net excess of the net book value of underlying assets over the cost of investments (net of accumulated amortization of $2,647 and $2,229, respectively)	(12,808)	(13,396)
Carrying value of investments in unconsolidated entities	$180,764	$178,728

	Year ended December 31,
	2017	2016	2015
	(unaudited)	(unaudited)	(unaudited)

Revenues	$62,367	$70,385	$67,033
Expenses:
Interest expense and loan cost amortization	13,419	13,015	15,319
Depreciation and amortization	26,860	27,209	23,252
Operating expenses, ground rent and general and administrative expenses	22,304	21,671	21,200
Impairments	4,745	—	—
Total expenses	67,328	61,895	59,771
Net income before gain on sale of real estate	(4,961)	8,490	7,262
Gain on sale of real estate	434	—	35,462
Net income	$(4,527)	$8,490	$42,724

Company's share of net income, net of excess basis depreciation of $520, $520, and $520, respectively	$(1,930)	$4,109	$17,307
Distributions from unconsolidated entities in excess of the investments' carrying value	1,126	5,190	17,771
Equity in (losses) earnings of unconsolidated entities	$(804)	$9,299	$35,078

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

The unconsolidated entities had total third party mortgage debt of $312,233 at December 31, 2017 that matures as follows:

Maturities during the year ended December 31,	Amount
2018	$204,028
2019	16,250
2020	—
2021	23,150
2022	—
Thereafter	68,805
$312,233
Of the total outstanding debt related to assets held by the Company's unconsolidated joint ventures, approximately $23,000 is recourse to the Company and matures in 2018. It is anticipated that the joint ventures will be able to repay, refinance or extend all of their debt on a timely basis.
6. Transactions with Related Parties
During the years ended December 31, 2017, 2016 and 2015, the Company earned other fee income of $4,222, $4,348, and $3,820, respectively, which are fees derived from property management, asset management, leasing commissions and other fees earned from providing services to IAGM.
During the years ended December 31, 2017, 2016 and 2015, the Company recorded its share of interest earned on its loan to DRV of $77, $74 and $19, which is included as part of interest and dividend income on the consolidated statements of operations and comprehensive income (loss).
7. Investment in Marketable Securities
Investment in marketable securities of $4,758 and $183,883 at December 31, 2017 and 2016, respectively, consists primarily of preferred and common stock investments in other REITs and certain real estate related bonds which are classified as available-for-sale securities and recorded at fair value. The cost basis net of impairments of available-for-sale securities was $4,482 and $125,311 at December 31, 2017 and 2016, respectively.
Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of comprehensive income until realized. The Company has net accumulated comprehensive income related to its marketable securities portfolio of $275, $58,572 and $39,113, which includes gross unrealized losses of $72, $598 and $2,242 as of December 31, 2017, 2016 and 2015, respectively. Securities with gross unrealized losses have a related fair value of $3,276 and $1,204 as of December 31, 2017 and 2016, respectively.
The Company’s policy for assessing recoverability of its available-for-sale securities is to record a charge against net earnings when the Company determines that a decline in the fair value of a security drops below the cost basis and believes that decline to be other-than-temporary. Factors in the assessment of other-than-temporary impairment include determining whether (1) the Company expects the value of the security to recover, (2) the Company has the ability and intent to hold the security until it recovers, and (3) the length of time and degree to which the security’s price has declined. During the year ended December 31, 2016, an other than temporary impairment to available-for-sale securities of $1,327 was recorded on one security which is included as a component of marketable securities realized gain and (impairment), net on the consolidated statements of operations and comprehensive income (loss). During the years ended December 31, 2017 and 2015, the Company recorded no impairment on available-for-sale securities.
Dividend income is recognized when received. During the years ended December 31, 2017, 2016 and 2015, dividend income from marketable securities of $2,857, $10,490 and $10,144 was recognized and is included as a part of continuing operations in interest and dividend income on the consolidated statements of operations and comprehensive income (loss).

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

8. Future Minimum Rents
Minimum lease payments to be received under long term leases as well as specialty leases and agreements, assuming no expiring leases are renewed as of December 31, 2017, were as follows:

For the year ending December 31,	Minimum Lease Payments
2018	$182,851
2019	158,902
2020	137,981
2021	114,726
2022	86,093
Thereafter	285,380
Total	$965,933
The remaining lease terms range from one year to eighty-two years. The majority of the revenue from the Company’s retail properties consists of rents received under long-term operating leases. Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease. Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid. Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations and comprehensive income. Under leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the consolidated statements of operations and comprehensive income (loss).
9. Intangible Assets and Liabilities
The following table summarizes the Company’s identified intangible assets and intangible liabilities as of December 31, 2017 and 2016.

	As of December 31,
	2017	2016
Intangible assets:
Acquired in-place leases	$226,515	$181,145
Acquired above market leases	29,670	27,072
Intangible assets	256,185	208,217
Accumulated amortization:
Accumulated amortization, acquired in-place leases	(123,043)	(118,526)
Accumulated amortization, above market leases	(17,731)	(17,433)
Accumulated amortization	(140,774)	(135,959)
Intangible assets, net	115,411	72,258
Deferred leasing costs:
Leasing costs	17,355	16,325
Accumulated amortization, leasing costs	(8,642)	(8,120)
Deferred leasing costs, net	8,713	8,205
Deferred leasing costs and other related intangibles, net	$124,124	$80,463
Intangible liabilities:
Acquired below market leases	$80,862	$65,740
Accumulated amortization, acquired below market leases	(27,330)	(21,801)
Intangible liabilities, net	$53,532	$43,939

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

The values of above-market leases are recorded as intangible assets, net, in the consolidated balance sheets, and are amortized as a decrease to rental income over the remaining term of the associated tenant lease. The values, if any, associated with in-place leases are recorded in intangible assets, net in the consolidated balance sheets and are amortized to depreciation and amortization expense in the consolidated statements of operations and comprehensive income (loss) over the remaining lease term.
The values of below-market leases are recorded as intangible liabilities, net, in the consolidated balance sheets and are amortized as an increase to rental income over the remaining term of the associated tenant lease. The difference between the contractual rental rates and the Company’s estimate of market rental rates is measured over a period equal to the remaining non-cancelable term of the leases, including significantly below-market renewal options. For the amortization period, the remaining term of leases with renewal options at terms below market reflect the assumed exercise of such below-market renewal options, if reasonably assured.
The following table provides a summary of the amortization related to acquired in-place lease intangibles and acquired above and below market lease costs for the years ended December 31, 2017, 2016 and 2015.

	Year ended December 31,
	2017	2016	2015
Amortization of:
In-place lease intangibles	$22,580	$18,298	$16,546
Above market lease costs (a)	3,053	2,581	2,779
Amortization of intangible assets	25,633	20,879	19,325
Deferred leasing costs	1,806	1,703	1,789
Amortization of deferred leasing costs and intangible assets	$27,439	$22,582	$21,114

Below market lease costs (b)	$8,563	$6,676	$4,185
Amortization of intangible liabilities	$8,563	$6,676	$4,185

(a)	Amounts are recorded as a reduction to rental income.

(b)	Amounts are recorded as an increase to rental income.
The following table provides a summary of the amortization during the next five years and thereafter related to deferred costs and intangible assets and liabilities as of December 31, 2017.

Year ended December 31,	In-place lease intangible assets	Above market lease intangible assets	Deferred leasing cost assets	Below market lease intangible liabilities
2018	$20,419	$2,822	$2,266	$7,956
2019	17,496	2,077	1,504	7,193
2020	14,244	1,683	1,327	6,328
2021	11,032	1,263	1,090	5,359
2022	8,294	833	797	5,666
Thereafter	31,987	3,261	1,729	21,030
Total	$103,472	$11,939	$8,713	$53,532

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

10. Debt
As of December 31, 2017 and 2016, the Company had the following mortgages payable outstanding:

	December 31, 2017	December 31, 2016
Mortgages payable (a)	$370,804	$374,796
Premium, net of accumulated amortization	478	—
Discount, net of accumulated amortization	(195)	(317)
Debt issuance costs, net of accumulated amortization	(1,611)	(1,772)
Total mortgages payable, net	$369,476	$372,707

(a)
Mortgages payable had fixed interest rates (for both conforming loans and loans in default) ranging from 3.49% to 10.45%, with a weighted average interest rate of 5.13% as of December 31, 2017, and 3.49% to 11.24%, with a weighted average interest rate of 4.85%, as of December 31, 2016.

Some of the mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions and distribution limitations. As of December 31, 2017, the Company was in compliance with all mortgage loan requirements except two loans in default, Stonecrest Marketplace and Bellerive Plaza. The non-recourse loan secured by Stonecrest Marketplace, with an initial maturity date of March 1, 2017 and a carrying value of $37,866, and the non-recourse loan secured by Bellerive Plaza, with an initial maturity date of June 1, 2017 and a carrying value of $6,464, were both in default and receivership. The Company plans to surrender these retail properties to their respective lenders when the foreclosure proceedings are complete, which are expected to conclude in the first six months of 2018. These loans are not cross-collateralized with any other mortgage loans and are not recourse to the Company.
As of December 31, 2016, the Company was in compliance with all mortgage loan requirements except one loan with a carrying value of $3,151, which matured in 2016. During 2017, the underlying retail property was surrendered to the lender, as described in "Note 4. Disposed Properties".
As of December 31, 2017, scheduled maturities for the Company's outstanding mortgage indebtedness occur through June 2037, were as follows:

	Maturities during the year ending December 31,
	2018 (a)	2019	2020	2021	2022	Thereafter	Total
Mortgages payable	$103,905	$—	$41,000	$12,828	$68,260	$144,811	$370,804

(a)	Mortgages payable in 2018 includes two loans in default with an aggregate carrying value of $44,330, both of which matured during the year ended December 31, 2017.
The Company has the ability to repay, refinance or extend any of its debt, and the Company believes it has adequate sources of funds to meet short-term cash needs related to these refinancings or extensions. It is anticipated that the Company will use proceeds from sales, cash on hand, available capacity on term loan and line of credit, if any, to repay, refinance or extend the debt maturing in the near term. Of the total outstanding mortgages payable, approximately $3,000 is recourse to the Company as of December 31, 2017 and is related to one wholly owned retail property, and approximately $23,000 is recourse to the Company as of December 31, 2017 and is related to unconsolidated retail properties owned by IAGM Retail Fund I, LLC.
During the year ended December 31, 2017, the Company assumed mortgage debt of $41,717 on one acquisition as part of non-cash financing activities.
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
The term loan credit facility consists of two tranches: a five-year tranche maturing on January 15, 2021, and a seven-year tranche maturing on November 5, 2022. Interest rates are based on the Company's total leverage ratio. Based upon the

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

Company's total leverage ratios, the five- and seven-year tranches bear interest at rates of 1-Month LIBOR plus 1.3% and 1-Month LIBOR plus 1.6%, respectively. As of December 31, 2017, the Company has swapped $150,000 of variable rate debt on the five-year tranche to fixed rate debt through two interest rate swaps.
The term loan credit facility is subject to maintenance of certain financial covenants. As of December 31, 2017 and 2016, the Company was in compliance with all of the covenants and default provisions under the credit agreement.
On February 3, 2015, the Company entered into an amended and restated credit agreement for a $300,000 unsecured revolving line of credit with KeyBank National Association, JP Morgan Chase Bank National Association and other financial institutions. The accordion feature allows the Company to increase the size of its unsecured line of credit up to $600,000, subject to certain conditions. The unsecured revolving line of credit matures on February 2, 2019 and contains one twelve-month extension option that the Company may exercise upon payment of an extension fee equal to 0.15% of the commitment amount on the maturity date and subject to certain other conditions. The unsecured revolving line of credit bears interest at a rate equal to 1-Month LIBOR plus 1.40% and requires the maintenance of certain financial covenants. The Company had $300,000 available under the revolving line of credit as of December 31, 2017.
The credit facility is subject to maintenance of certain financial covenants. As of December 31, 2017 and 2016, the Company was in compliance with all of the covenants and default provisions under the credit agreement.
As of December 31, 2017 and 2016, the Company had the following borrowings outstanding under its term loan credit facility:

	December 31, 2017		December 31, 2016
	Aggregate Principal Balance	Interest Rate	Aggregate Principal Balance	Interest Rate	Maturity Date
5 year - swapped to fixed rate (a)	$90,000	2.6510%	$90,000	2.6510%	1/15/2021
5 year - swapped to fixed rate (b)	60,000	2.6525%	60,000	2.6525%	1/15/2021
5 year - variable rate (c)	50,000	2.6607%	50,000	1.9167%	1/15/2021
7 year - variable rate (d)	100,000	2.9607%	100,000	2.2167%	11/5/2022
Total unsecured term loans	300,000		300,000
Issuance costs, net of accumulated amortization	(1,615)		(2,044)
	$298,385		$297,956

(a)
The Company swapped the $90,000 of variable rate debt at an interest rate of 1-Month LIBOR plus 1.3% to a fixed rate of 2.6510%. The swap has an effective date of December 10, 2015, a termination date of December 1, 2019, and a notional amount of $90,000.

(b)
The Company swapped $60,000 of variable rate debt at an interest rate of 1-Month LIBOR plus 1.3% to a fixed rate of 2.6525%. The swap has an effective date of December 10, 2015, a termination date of December 1, 2019, and a notional amount of $60,000.

(c)	Interest rate reflects 1-Month LIBOR plus 1.3% as of December 31, 2017 and 2016.

(d)	Interest rate reflects 1-Month LIBOR plus 1.6% as of December 31, 2017 and 2016.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at December 31, 2017
	Level 1	Level 2	Level 3
Available-for-sale marketable securities	$4,431	$—	$—
Real estate related bonds	—	327	—
Derivative interest rate swaps	—	1,670	—
Total assets	$4,431	$1,997	$—

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3
Available-for-sale real marketable securities	$182,570	$—	$—
Real estate related bonds	—	1,313	—
Derivative interest rate swaps	—	487	—
Total assets	$182,570	$1,800	$—
Level 1
At December 31, 2017 and 2016, the fair value of the available for sale marketable equity securities have been estimated based upon quoted market prices. Unrealized gains or losses on investment are reflected in unrealized gain (loss) on investment securities in comprehensive income on the consolidated statements of operations and comprehensive income (loss).
Level 2
To calculate the fair value of the real estate related bonds and the derivative interest rate instruments, the Company primarily uses quoted prices for similar securities and contracts. For the real estate related bonds, the Company reviews price histories for similar market transactions. For the derivative interest rate instruments, the Company uses inputs based on data that is observed in the forward yield curve which is widely observable in the marketplace.  The Company also incorporates credit valuation

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements which utilizes Level 3 inputs, such as estimates of current credit spreads. However, as of December 31, 2017 and 2016, the Company has assessed that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of December 31, 2017 and 2016, the Company had entered into interest rate swap agreements with a notional value of $150,000. The Company has designated these interest rate swaps as cash flow hedges. The Company recognizes any changes in fair value of the interest rate swaps as adjustments of accumulated comprehensive income within equity to the extent of their effectiveness.
Level 3
At December 31, 2017 and 2016, the Company had no level three recurring fair value measurements.
Non-Recurring Measurements
The following table summarizes activity for the Company’s assets measured at fair value on a non-recurring basis. The Company recognized impairment charges to reflect the investments at their estimated fair values for the years ended December 31, 2017 and 2016. The asset groups that were reflected at estimated fair value through this evaluation are:

	As of December 31, 2017		As of December 31, 2016		As of December 31, 2015
	Level 3	Impairment Loss	Level 3	Impairment Loss	Level 3	Impairment Loss
Investment properties, continuing operations	$105,900	$27,754	$66,323	$11,208	$126,842	$108,154
Investment properties, discontinued operations	—	—	584,358	106,514	—	—
Total		$27,754		$117,722		$108,154
Investment properties, continuing operations
During the year ended December 31, 2017, the Company identified certain retail properties which may have a reduction in the expected holding period and reviewed the probability of these properties' disposition. The Company's estimated fair value relating to the investment retail properties' impairment analyses were based on purchase contracts, broker opinions of value, letters of intent and 10-year discounted cash flow models, which include estimated inflows and outflows over a specific holding period and estimated net disposition proceeds at the end of the 10-year period. The discounted cash flow models consist of observable inputs such as contractual revenues and unobservable inputs such as forecasted revenues and expenses and estimated net disposition proceeds at the end of the 10-year period. These unobservable inputs are based on market conditions and the Company’s expected growth rates. Capitalization rates ranging from 7.00% to 8.00% and discount rates ranging from 8.00% to 9.00% were utilized in the 10-year discounted cash flow model and were based upon observable rates that the Company believed to be within a reasonable range of current market rates. As a result of these analyses, the Company recorded a provision for asset impairment of $27,754 in continuing operations on six retail properties.
During the year ended December 31, 2016, the Company identified certain retail properties which may have a reduction in the expected holding period and reviewed the probability of these properties' disposition. The Company's estimated fair value relating to the investment properties' impairment analyses were based on purchase contracts and 10-year discounted cash flow model. Capitalization rates ranging from 6.00% to 7.00% and discount rates ranging from 7.00% to 8.00% were utilized in the 10-year discounted cash flow model and were based upon observable rates that the Company believed to be within a reasonable range of current market rates. As a result of these impairment analyses, the Company recorded a provision for asset impairment of $11,208 in continuing operations during the year ended December 31, 2016 on three retail properties.
During the year ended December 31, 2015, the Company identified certain properties which may have a reduction in the expected holding period and reviewed the probability of these properties' disposition. The Company's estimated fair value relating to the investment properties' impairment analyses were based on purchase contracts and 10-year discounted cash flow model. Capitalization rates ranging from 7.50% to 8.75% and discount rates ranging from 8.00% to 10.75% were utilized in the 10-year discounted cash flow model and were based upon observable rates that the Company believed to be within a reasonable range of current market rates. As a result of these impairment analyses, the Company recorded a provision for asset impairment

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

of $15,987 in continuing operations during the year ended December 31, 2015 on two retail properties. In addition, during 2015, the Company completed the Railyards Transaction. See joint venture disclosure in "Note 5. Investment in Consolidated and Unconsolidated Entities". The Company’s estimated fair value relating to the asset's impairment analysis was based on a third party independent appraisal obtained as of September 30, 2015. The appraisal utilized a twelve-year discounted cash flow model, which included inflows and outflows over a specific holding period. The cash flows consist of unobservable inputs such as forecasted revenues and expenses. These unobservable inputs are based on market conditions and expected growth rates. A discount rate of 14% was utilized in the model and was based upon observable rates within a reasonable range of current market rates. It was determined the Railyards was impaired and was written down to estimated fair value. The Company recorded an impairment charge of $92,167 related to the Railyards Transaction during the year ended December 31, 2015.
Investment properties, discontinued operations
In connection with the Highlands spin-off in 2016, the Company evaluated Highlands as a disposal group for impairment. The Company's estimated fair value relating to the disposal group's impairment analysis was based on 10-year discounted cash flow models, which included contractual inflows and outflows over a specific holding period. The cash flows consisted of observable inputs such as contractual revenues and unobservable inputs forecasted revenues and expenses. These unobservable inputs were based on market conditions and the Company's expected growth rates. As of the spin-off date, capitalization rates ranging from 6.75% to 10.00% and discount rates ranging from 7.75% to 15.25% were utilized in the model and were based upon observable rates that the Company believed to be within a reasonable range of current market rates. Based on this analysis, the Company recorded an impairment related to the Highlands spin-off of $76,583 in discontinued operations for the year ended December 31, 2016 as the net book value of the disposal group exceeded its estimated fair value.
During the year ended December 31, 2016, the Company identified one non-core office property with a reduced expected holding period based on a review of the probability of the property's disposition. The Company's estimated fair value relating to this property's impairment analysis was based on a ten-year undiscounted cash flow model. Capitalization rates ranging from 6.75% to 7.00% and discount rates ranging from 7.00% to 8.00% were utilized in the model and were based upon observable market rates that the Company believed to be within a reasonable range. As a result of this analysis, the Company recorded a provision for asset impairment of $29,931 on this non-core office property, resulting in a total provision for asset impairment of $106,514 in discontinued operations for the year ended December 31, 2016.
During the years ended December 31, 2017 and 2015, there was no provision for asset impairment recorded in discontinued operations.
Financial Instruments Not Measured at Fair Value
The table below represents the estimated fair value of financial instruments presented at carrying values in the consolidated financial statements as of December 31, 2017 and 2016.

	December 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$370,804	$372,962	$434,746	$435,513
Line of credit and term loan	$300,000	$299,770	$300,000	$299,741
The Company estimated the fair value of its mortgages payable using a weighted average effective market interest rate of 4.20% as of December 31, 2017 compared to 5.07% as of December 31, 2016.
The fair value estimate of the line of credit and term loan approximates the carrying value due to limited market volatility in pricing. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company's. As a result, the Company used a weighted average interest rate of 3.48% as of December 31, 2017 compared to 3.15% as of December 31, 2016 to estimate the fair value of its line of credit and term loan. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

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
The Company has elected to treat certain of its consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries pursuant to the Code. Taxable REIT subsidiaries may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates. The components of income tax expense for the years ended December 31, 2017, 2016, and 2015 are as follows:

	2017			2016			2015
	Federal	State	Total	Federal	State	Total	Federal	State	Total
Current	$781	$543	$1,324	$130	$71	$201	$1,244	$601	$1,845
Deferred	—	—	—	—	—	—	—	—	—
Income tax provision from continuing operations	$781	$543	$1,324	$130	$71	$201	$1,244	$601	$1,845
Income tax (benefit) provision from discontinued operations	$(3)	$(5)	$(8)	$(1)	$268	$267	$(1,114)	$2,058	$944
Deferred tax assets and liabilities are included within deferred costs and other assets and other liabilities in the consolidated balance sheets, respectively. The components of the deferred tax assets and liabilities at December 31, 2017 and 2016 were as follows:

	2017	2016
Net operating loss	$—	$—
Deferred income	—	—
Basis difference on investment in unconsolidated entities (a) (b)	27,916	73,228
Depreciation expense	—	—
Miscellaneous	—	—
Total deferred tax assets	27,916	73,228
Less: Valuation allowance	(27,916)	(73,228)
Net deferred tax assets	—	—
Deferred tax liabilities	$—	$—

(a)	Primarily relates to the basis difference in land of a non-core land development held by DRV.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

(b)	As a result of recent U.S. federal income tax reform, the Company has applied a corporate tax rate of 21% to determine deferred tax assets and liabilities at December 31, 2017.
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
Management believes it is more likely than not that the Company will not realize the benefits of these deductible differences. A valuation allowance of $27,916 has been recognized to reduce the deferred tax asset to zero at December 31, 2017. The amount of the deferred tax asset considered realizable, however, could be increased if estimates of taxable income indicate the ability to realize the deferred tax asset.
Tax Cuts and Jobs Act of 2017
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 ("Tax Act") was passed into legislation, which resulted in significant U.S. federal income tax reform. The Tax Act reduced the corporate tax rate from 35% to 21%, effective January 1, 2018. As a result, the Company re-measured the deferred tax assets of its TRSs to reflect the reduced future statutory income tax rate. The Company has recorded a decrease of $14,817 in deferred tax assets and a decrease to the associated valuation allowance of $14,817, which had no effect on the Company's net deferred assets for the year ended December 31, 2017. With the exception of the reduction in the corporate tax rate, the Company did not identify any other items for which the accounting for the income tax effects of the Tax Act have not been completed.
Uncertain Tax Positions
The Company had no unrecognized tax benefits as of or during the three year period ended December 31, 2017. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2017. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015 or in the consolidated balance sheets as of December 31, 2017 and 2016. As of December 31, 2017, the Company’s 2016, 2015, and 2014 tax years remain subject to examination by U.S. and various state tax jurisdictions.
Distributions
For federal income tax purposes, distributions may consist of ordinary income, qualifying dividends, return of capital, capital gains or a combination thereof. Distributions to the extent of the Company’s current and accumulated earnings and profits for federal income tax purposes are taxable to the recipient as ordinary dividends, qualified dividends or capital gain distributions. Distributions in excess of these earnings and profits will constitute a non-taxable return of capital and will reduce the recipient’s basis in the shares.
A summary of the average taxable nature of the Company’s common distributions paid for each of the years in the three year period ended December 31, 2017 is as follows:

	For the year ended December 31,
	2017	2016	2015
Ordinary income	$—	$0.080	$0.240
Capital gain	—	0.240	—
Return of capital	0.069	0.150	2.690
Total distributions per share	$0.069	$0.470	$2.930

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

13. Earnings (Loss) Per Share and Equity Transactions
Basic earnings (loss) per share ("EPS") are computed using the two-class method by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the "common shares"). The restricted share awards issued pursuant to the Incentive Award Plan are deemed to be participating securities. Diluted EPS is computed using the treasury method if more dilutive, by dividing net income (loss) by the common shares plus potential common shares issuable upon exercising options or other contracts. The following table reconciles the amounts used in calculating basic and diluted income (loss) per share:

	Year ended December 31,
	2017	2016	2015
Net income (loss) from continuing operations	$57,954	$119,199	$(25,300)
Dividends declared on common stock	(53,758)	(83,633)	(138,614)
Undistributed income allocated to unvested shares	(15)	(10)	—
Undistributed income (loss)	4,181	35,556	(163,914)
Dividends declared on common stock	53,758	83,633	138,614
Distributed and undistributed income (loss) from continuing operations, basic and diluted	$57,939	$119,189	$(25,300)
Income from discontinued operations allocated to common stockholders	$3,839	$133,523	$28,764
Weighted average shares outstanding:
Weighted average shares outstanding, basic and diluted	773,445,341	854,638,497	861,830,627
Basic and diluted income (loss) per share:
Income (loss) from continuing operations allocated to common shareholders per share:	$0.07	$0.14	$(0.03)
Income from discontinued operations allocated to common shareholders per share:	$—	$0.15	$0.04
On October 27, 2016, the Company announced and commenced an offer (the "Offer") for the purchase of up to $200,000 in value of shares of our common stock, which expired on December 1, 2016. In accordance with rules promulgated by the SEC, the Company had the option to increase the number of shares of common stock accepted for payment in the Offer by up to 2% of the then-outstanding shares without amending or extending the Offer. The Company chose to exercise that option and increased the Offer by 14,186,716 shares, or $37,700 in value, to avoid any proration for the stockholders tendering shares.  On December 1, 2016, the Company accepted for purchase 89,502,449 shares of common stock at a purchase price of $2.66 per share, for an aggregate purchase price of $238,077, excluding fees and expenses relating to the Offer. The 89,502,449 shares accepted for purchase in the Offer represented approximately 10.4% of the shares of common stock outstanding as of November 7, 2016. On April 17, 2017, the Company received $1,929 of excess funds related to the Offer.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

14. Stock-Based Compensation
Share Unit Plans
During 2014, the Company adopted the following three long-term incentive plans: (1) the Inland American Real Estate Trust, Inc. 2014 Share Unit Plan (the "Retail Plan"), with respect to the Company's retail business; (2) the Xenia Hotels & Resorts, Inc. 2014 Share Unit Plan (the "Lodging Plan"), with respect to the Company's lodging business; and (3) the Inland American Communities Group, Inc. 2014 Share Unit Plan (the "Student Housing Plan"), with respect to the Company's student housing business (collectively, the "Share Unit Plans"). Each Share Unit Plan provided for the grant of "share unit" awards to eligible participants. The value of a "share unit" was estimated based on a phantom capitalization of the Company's retail/non-core business, lodging business and student housing business, and does not necessarily correspond to the value of a share of common stock of the Company, Xenia or Inland American Communities Group, Inc. (University House Communities Group, Inc.), as applicable. Vesting of the share units is conditioned upon the occurrence of a triggering event, such as a listing or a change in control of the applicable business, and if no triggering event occurs within five years following the applicable grant date, then the share units are forfeited. The Company does not recognize share-based compensation expense with respect to the Share Unit Plans until the occurrence of a triggering event.
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
As a triggering event has not occurred with respect to the Company's retail business, the Company did not recognize stock-based compensation expense related to the Retail Plan for the years ended December 31, 2017, 2016, or 2015.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

Incentive Award Plan
Effective as of June 19, 2015, the Company's board of directors adopted and approved the InvenTrust Properties Corp. 2015 Incentive Award Plan (as amended, the "Incentive Award Plan"), under which the Company may grant cash and equity incentive awards to eligible employees, directors, and consultants. The restricted share units granted under the Incentive Award Plan to employees vest equally on each of three anniversaries subsequent to the grant date, and annually for those shares granted to directors, subject to the recipients' continued service to the Company.
Under the Incentive Award Plan, the Company is authorized to grant up to 30,000,000 shares of the Company's common stock pursuant to awards under the plan. As of December 31, 2017, 24,988,547 shares were available for future issuance under the Incentive Award Plan. A summary of the Company's restricted stock unit activity during the years ended December 31, 2017, 2016 and 2015 is as follows:

	Unvested Restricted Stock Units	Weighted Average Grant Date Price Per Share (a)
Outstanding as of January 1, 2015	—	—
Shares granted	1,689,625	$4.00
Shares vested	(628,695)	$4.00
Shares forfeited	(109,375)	$4.00
Outstanding as of December 31, 2015	951,555	$4.00

Shares granted	2,410,341	$3.14
Shares vested	(1,096,480)	$3.48
Shares forfeited	(618,893)	$3.47
Outstanding as of December 31, 2016	1,646,523	$3.29

Shares granted	2,019,078	$3.29
Shares vested	(1,750,773)	$3.38
Shares forfeited	(379,323)	$3.25
Outstanding as of December 31, 2017	1,535,505	$3.19

(a)	On an annual basis, the Company engaged an independent third-party valuation advisory consulting firm to estimate the per share value of the Company's common stock on a fully diluted basis.
As of December 31, 2017, there was $4,987 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the Incentive Award Plan related to 1,060,538 and 474,967 unvested shares vesting in 2018 and 2019, respectively. The restricted stock units outstanding as of December 31, 2017 have vesting schedules through December 2018 or 2019, as applicable. Stock-based compensation expense will be amortized on a straight-line basis over the vesting period. The Company recognized stock-based compensation expense of $5,782, $3,737, and $2,515 related to the Incentive Award Plan for the years ended December 31, 2017, 2016 and 2015, respectively. The Company has elected to account for forfeitures of stock-based awards as they occur.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

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
Legacy Corner Apartments
As previously disclosed in our Quarterly Report for the quarter ended June 30, 2017, on September 6, 2013, a former tenant at the Legacy Corner Apartments property in Midwest City, Oklahoma filed a complaint in the District Court of Oklahoma County against the Company and other named defendants, Case No. CJ-2013-5011, alleging premises liability and negligent maintenance. At December 31, 2016, based on the facts and circumstances of this case, the Company believed it had a viable defense and was prepared to defend the suit vigorously. Due to the pendency of the Company's defenses and insurance policies, together with the inherent difficulty and uncertainty of predicting the outcome of litigation generally, the Company did not believe a loss associated with compensatory damages was probable. Furthermore, the Company did not believe a risk of loss associated with punitive damages, which would be awarded due to gross negligence, was probable based on the information known, nor did the Company know an estimated range of uninsured punitive damages. Accordingly, at December 31, 2016, no loss contingency amounts related to this case had been accrued.
The jury trial commenced on April 3, 2017. On April 12, 2017, the jury entered a verdict against the Company’s subsidiary and the other named defendants in favor of the plaintiff of $6,000 in compensatory damages and $6,000 in punitive damages. The compensatory portion of the verdict is fully insured by the Company’s insurance policies. However, the Company's insurance carrier served the Company with a reservation of rights letter stating that insurance coverage may not be provided for punitive damages awarded in this case. As a result, the Company’s potential loss contingency exposure was $6,000. The Company had been advised by counsel that the Company had several potential mitigating factors available to it, which should have resulted in a reduced punitive award. Based on GAAP standards, the Company accrued for a potential loss contingency of $3,000 on the consolidated statement of operations and comprehensive (loss) income as part of other (expense) income for the three months ended March 31, 2017.
On July 27, 2017, the plaintiff asserted a demand against the Company’s subsidiary and the other named defendants to settle the lawsuit through arbitration in exchange for an amount less than the total damages awarded. Subsequent to negotiations with the Company's insurance carrier, the Company recorded a $2,447 credit to other expenses related to the partial reversal of its previously recorded loss contingency of $3,000 as of March 31, 2017, to reflect the $553 portion of the final settlement paid by the Company during the year ended December 31, 2017.
University House Communities Group, Inc., Indemnity Claims
The Company received an indemnity notice from UHC Acquisition Sub LLC ("UHC") regarding certain matters under the Stock Purchase Agreement, dated January 3, 2016, for University House Communities Group, Inc., which was sold in June 2016. The notice sets forth various items for which UHC believes they are entitled to indemnification from the Company. In the normal course of property dispositions, pursuant to the purchase and sale agreements, certain indemnification claims can be made against the Company by the purchaser, in which the Company will continue to make adjustments to the financial statements, as necessary, based on those claims. Based on the facts and circumstances of the indemnification claims made, guidance provided by third-party specialists and counsel, and management’s initial and ongoing assessment of the UHC claims, the Company accrued a potential loss contingency on the consolidated financial statements as of and for the year ended December 31, 2017; the impact of the accrual was not material to the overall consolidated financial statements. Management has accrued their best estimate of the potential loss related to these claims, but, due to the preliminary nature of this matter, the ultimate resolution could result in a loss of up to $5,000 in excess of the amount accrued.
Leasing commitments
One of the Company’s retail properties is subject to a ground lease. The Company records ground rent expense on a straight-line basis over the term of the lease. The lease requires rental payments based upon the appraised value of the property at

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2017, 2016 and 2015

specified dates, increases in pricing indexes, or certain financial calculations based on the operations of the property. Changes in the rental payments as a result of future adjustments are not included in the table below because they are not determinable. During the years ended December 31, 2017, 2016 and 2015, the Company recognized rent expense associated with this lease of $33, $40, and $23, respectively.
In addition, the Company has non-cancelable operating leases for office space used in its business. During the years ended December 31, 2017, 2016 and 2015, the Company recognized rent expense associated with these leases of $1,411, $1,415, and $1,385, respectively.
Future minimum lease obligations under these leases as of December 31, 2017, were as follows:

	For the year ended December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Ground lease, future minimum lease obligations	$23	$23	$23	$23	$23	$608	$723
Office space	640	586	463	441	445	931	3,506
Total	$663	$609	$486	$464	$468	$1,539	$4,229
16. Subsequent Events
In preparing its consolidated financial statements, the Company evaluated events and transactions occurring after December 31, 2017 through the date the financial statements were issued for recognition and disclosure purposes. Subsequent to December 31, 2017, the Company disposed of two retail properties representing 725,000 square feet, for an aggregate gross disposition price of $96,500, and recognized an aggregate gain on sale of $18,945. In addition, IAGM disposed of one retail property representing 265,000 square feet, for an aggregate gross disposition price of $38,000.
17. Quarterly Supplemental Financial Information (unaudited)
The following represents the results of operations, for each quarterly period, during 2017 and 2016.

	For the quarter ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total income	$64,521	$62,849	$62,152	$62,287
Net income from continuing operations	8,285	12,243	34,753	2,673
Net income (loss) from discontinued operations	(4,474)	9,722	(833)	(576)
Net income	3,811	21,965	33,920	2,097
Net income per common share, basic and diluted (a)	$—	$0.03	$0.04	$—
Weighted average number of common shares outstanding, basic and diluted (a)	773,562,942	773,517,492	773,381,165	773,316,262

	For the quarter ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total income	$59,793	$59,832	$61,108	$61,960
Net income from continuing operations	22,904	28,501	50,418	17,376
Net income from discontinued operations	3,390	8,819	113,283	8,031
Net income	26,294	37,320	163,701	25,407
Net income per common share, basic and diluted (a)	$0.03	$0.04	$0.19	$0.03
Weighted average number of common shares outstanding, basic and diluted (a)	832,094,830	862,212,317	862,205,672	862,205,672

(a)	Quarterly net income per common share amounts may not total to the annual amounts due to rounding and the changes in the number of weighted common shares outstanding.

INVENTRUST PROPERTIES CORP.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2017

		Initial Cost (A)				Gross amount at which carried at end of period
PROPERTY NAME Location	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Date of Acquisition
BEAR CREEK VILLAGE CENTER Wildomar, CA	$13,278	$3,523	$12,384	$—	$136	$3,523	$12,520	$16,043	$4,089	2009
BELLERIVE PLAZA Nicholasville, KY	6,464	2,400	7,749	(663)	(4,645)	1,737	3,104	4,841	132	2007
BENT TREE PLAZA Raleigh, NC	—	1,983	7,093	—	1,471	1,983	8,564	10,547	2,446	2009
BOYNTON COMMONS Miami, FL	—	11,400	17,315	—	769	11,400	18,084	29,484	5,116	2010
BROOKS CORNER San Antonio, TX	12,828	10,600	13,648	—	3,179	10,600	16,827	27,427	7,111	2006
BUCKHEAD CROSSING Atlanta, GA	—	7,565	27,104	—	692	7,565	27,796	35,361	8,772	2009
CAMPUS MARKETPLACE San Marcos, CA	41,000	26,928	43,445	—	—	26,928	43,445	70,373	1,556	2017
CARY PARK TOWN CENTER Cary, NC	—	5,555	17,280	—	—	5,555	17,280	22,835	264	2017
CENTERPLACE OF GREELEY Greeley, CO	14,363	3,904	14,715	—	304	3,904	15,019	18,923	5,114	2009
CHESAPEAKE COMMONS Chesapeake, VA	—	2,669	10,839	—	62	2,669	10,901	13,570	4,305	2007
CHEYENNE MEADOWS Colorado Springs, CO	—	2,023	6,991	—	399	2,023	7,390	9,413	2,477	2009
COWETA CROSSING Newnan, GA	—	1,143	4,590	—	(15)	1,143	4,575	5,718	1,520	2009
CROSSROADS AT CHESAPEAKE SQUARE Chesapeake, VA	—	3,970	13,732	(296)	1,789	3,674	15,521	19,195	6,377	2007

INVENTRUST PROPERTIES CORP.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2017

		Initial Cost (A)				Gross amount at which carried at end of period
PROPERTY NAME Location	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Date of Acquisition
CUSTER CREEK VILLAGE Richardson, TX	—	4,750	12,245	—	293	4,750	12,538	17,288	4,729	2007
ELDRIDGE TOWN CENTER Houston, TX	—	3,200	16,663	—	886	3,200	17,549	20,749	7,765	2005
GARDEN VILLAGE San Pedro, CA	—	3,188	16,522	—	139	3,188	16,661	19,849	5,219	2009
GATEWAY MARKET CENTER Tampa, FL	—	13,600	4,992	—	1,082	13,600	6,074	19,674	1,982	2010
GRAFTON COMMONS SHOPPING CENTER Grafton, WI	—	7,200	26,984	—	197	7,200	27,181	34,381	8,043	2009
HIRAM PAVILION Hiram, GA	—	4,600	16,832	—	2,892	4,600	19,724	24,324	5,819	2010
KYLE MARKETPLACE Kyle, TX	—	6,076	48,220	—	—	6,076	48,220	54,296	429	2017
LAKEPORT COMMONS Sioux City, IA	—	7,800	39,984	(628)	(14,173)	7,172	25,811	32,983	1,074	2007
MARKET AT MORSE / HAMILTON Columbus, OH	—	4,490	8,734	(907)	(3,090)	3,583	5,644	9,227	1,261	2007
MARKET AT WESTLAKE Westlake Hills, TX	—	1,200	6,274	(64)	80	1,136	6,354	7,490	2,440	2007
MCKINNEY TOWN CENTER McKinney, TX	—	16,297	22,562	—	1,531	16,297	24,093	40,390	7,048	2007
NORTHCROSS COMMONS Charlotte, NC	—	7,591	21,303	—	4	7,591	21,307	28,898	945	2016

INVENTRUST PROPERTIES CORP.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2017

		Initial Cost (A)				Gross amount at which carried at end of period
PROPERTY NAME Location	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Date of Acquisition
NORTHWEST MARKETPLACE Houston, TX	—	3,870	30,340	(31)	1,019	3,839	31,359	35,198	11,595	2007
OLD GROVE MARKETPLACE Oceanside, CA	—	12,545	8,902	—	30	12,545	8,932	21,477	459	2016
PARAISO PARC AND WESTFORK PLAZA Pembroke Pines, FL	—	28,267	124,020	—	—	28,267	124,020	152,287	3,528	2017
PARKWAY CENTRE NORTH Grove City, OH	16,100	5,580	18,636	—	2,174	5,580	20,810	26,390	8,237	2007
PAVILION AT LAQUINTA LaQuinta, CA	24,019	15,200	20,947	—	912	15,200	21,859	37,059	6,858	2009
PEACHLAND PROMENADE Port Charlotte, FL	—	1,742	6,502	(911)	(3,637)	831	2,865	3,696	120	2009
PLANTATION GROVE Ocoee, FL	7,300	3,705	6,300	—	486	3,705	6,786	10,491	953	2014
PLAZA MIDTOWN Atlanta, GL	—	5,295	23,946	—	—	5,295	23,946	29,241	267	2017
POPLIN PLACE Monroe, NC	—	6,100	27,790	—	1,059	6,100	28,849	34,949	9,709	2008
PROMENADE FULTONDALE Fultondale, AL	—	5,540	22,414	(1,022)	165	4,518	22,579	27,097	7,097	2009
QUEBEC SQUARE Denver, CO	23,550	9,579	40,086	—	664	9,579	40,750	50,329	4,384	2014

INVENTRUST PROPERTIES CORP.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2017

		Initial Cost (A)				Gross amount at which carried at end of period
PROPERTY NAME Location	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Date of Acquisition
RENAISSANCE CENTER Durham, NC	15,481	26,713	96,141	—	2,160	26,713	98,301	125,014	6,233	2016
RIO PINOR PLAZA Orlando, FL	—	5,171	26,903	—	2	5,171	26,905	32,076	2,073	2015
RIVER OAKS SHOPPING CENTER Valencia, CA	—	24,598	88,418	—	—	24,598	88,418	113,016	1,008	2017
RIVERSTONE SHOPPING CENTER Missouri City, TX	18,350	12,000	26,395	—	539	12,000	26,934	38,934	10,256	2007
RIVERVIEW VILLAGE Arlington, TX	—	6,000	9,649	—	777	6,000	10,426	16,426	3,939	2007
RIVERWALK MARKET Flower Mound, TX	—	5,931	23,922	—	1	5,931	23,923	29,854	1,022	2016
ROSE CREEK Woodstock, GA	—	1,443	5,630	—	308	1,443	5,938	7,381	1,886	2009
SARASOTA PAVILION Sarasota, FL	—	12,000	25,823	—	998	12,000	26,821	38,821	7,636	2010
SCOFIELD CROSSING Austin, TX	—	8,100	4,992	(576)	116	7,524	5,108	12,632	1,998	2007
SHERMAN TOWN CENTER Sherman, TX	—	4,850	49,273	—	648	4,850	49,921	54,771	19,733	2006
SHERMAN TOWN CENTER II Sherman, TX	—	3,000	14,805	—	(20)	3,000	14,785	17,785	3,831	2010
SHOPS AT THE GALLERIA Austin, TX	—	52,104	75,651	—	—	52,104	75,651	127,755	4,849	2016
SIEGEN PLAZA East Baton Rouge, LA	16,600	9,340	20,251	—	2,547	9,340	22,798	32,138	7,340	2008

INVENTRUST PROPERTIES CORP.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2017

		Initial Cost (A)				Gross amount at which carried at end of period
PROPERTY NAME Location	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Date of Acquisition
SILVERLAKE Erlanger, KY	—	2,031	6,975	—	(10)	2,031	6,965	8,996	2,421	2009
SONTERRA VILLAGE San Antonio, TX	—	5,150	15,095	—	273	5,150	15,368	20,518	1,077	2015
STEVENSON RANCH Stevenson Ranch, CA	—	29,519	39,190	—	—	29,519	39,190	68,709	2,441	2016
STONECREST MARKETPLACE Lithonia, GA	37,866	6,150	23,321	—	781	6,150	24,102	30,252	6,987	2010
STREETS OF CRANBERRY Cranberry Township, PA	—	4,300	20,215	—	8,529	4,300	28,744	33,044	10,499	2007
SUNCREST VILLAGE Orlando, FL	8,400	6,742	6,403	—	284	6,742	6,687	13,429	963	2014
SYCAMORE COMMONS Matthews, NC	—	12,500	31,265	—	1,402	12,500	32,667	45,167	10,338	2010
THE CENTER AT HUGH HOWELL Tucker, GA	—	2,250	11,091	—	806	2,250	11,897	14,147	4,762	2007
THE PARKE Cedar Park, TX	—	9,271	83,078	—	—	9,271	83,078	92,349	977	2017
THE POINTE AT CREEDMOOR Raleigh, NC	—	7,507	5,454	—	—	7,507	5,454	12,961	331	2016
THE SHOPS AT TOWN CENTER Germantown, MD	—	19,998	29,776	—	—	19,998	29,776	49,774	870	2017
THE SHOPS AT WALNUT CREEK Westminster, CO	28,630	10,132	44,089	—	1	10,132	44,090	54,222	4,398	2015
THOMAS CROSSROADS Newnan, GA	—	1,622	8,322	—	747	1,622	9,069	10,691	2,878	2009

INVENTRUST PROPERTIES CORP.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2017

		Initial Cost (A)				Gross amount at which carried at end of period
PROPERTY NAME Location	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Date of Acquisition
TOMBALL TOWN CENTER Tomball, TX	—	1,938	14,233	360	6,439	2,298	20,672	22,970	7,950	2005
TULSA HILLS SHOPPING CENTER Tulsa, OK	—	8,000	42,272	4,770	10,587	12,770	52,859	65,629	13,812	2010
UNIVERSITY OAKS SHOPPING CENTER Round Rock, TX	27,000	7,250	25,326	—	7,772	7,250	33,098	40,348	8,840	2010
WALDEN PARK SHOPPING CENTER Austin, TX	—	3,183	5,278	—	63	3,183	5,341	8,524	868	2013
WEST CREEK SHOPPING CENTER Austin, TX	—	5,151	8,659	—	10	5,151	8,669	13,820	1,371	2015
WESTPARK SHOPPING CENTER Glen Allen, VA	—	7,462	24,164	—	80	7,462	24,244	31,706	2,330	2013
WHITE OAK CROSSING Garner, NC	52,000	19,000	70,275	—	1,800	19,000	72,075	91,075	16,080	2011
WINDERMERE VILLAGE Houston, TX	—	1,220	6,331	—	1,203	1,220	7,534	8,754	3,273	2005
WINDWARD COMMONS Alpharetta, GA	—	12,823	13,779	—	42	12,823	13,821	26,644	678	2016
WOODBRIDGE Wylie, TX	—	—	—	9,509	39,824	9,509	39,824	49,333	10,860	2013
WOODLAKE CROSSING San Antonio, TX	7,575	3,419	14,152	—	3,475	3,419	17,627	21,046	5,149	2009
Total Corporate Assets	—	—	—	—	13,881	—	13,881	13,881	7,140	-

Total	$370,804	$618,946	$1,784,679	$9,541	$102,919	$628,487	$1,887,598	$2,516,085	$348,337

INVENTRUST PROPERTIES CORP.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2017

Notes:
The Company had $4,975 of assets included in construction in progress at December 31, 2017, which have been omitted from the prior table. The aggregate cost of real estate owned at December 31, 2017 for Federal income tax purposes was approximately $2,814,722 (unaudited).

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

(C)	Reconciliation of real estate owned:

	2017	2016	2015
Balance at January 1,	$2,180,252	$2,259,631	$3,800,865
Acquisitions and capital improvements	598,843	497,646	484,776
Disposals and write-offs	(263,010)	(534,458)	(220,052)
Properties classified as discontinued operations	—	(42,567)	(1,805,958)
Balance at December 31,	$2,516,085	$2,180,252	$2,259,631
(D)    Reconciliation of accumulated depreciation:

	2017	2016	2015
Balance at January 1,	$351,389	$394,904	$598,440
Depreciation expense, continuing operations	70,959	63,684	66,860
Depreciation expense, properties classified as discontinued operations	974	27,397	66,840
Accumulated depreciation expense, properties classified as discontinued operations	—	(2,601)	(272,294)
Disposal and write-offs	(74,985)	(131,995)	(64,942)
Balance at December 31,	$348,337	$351,389	$394,904
 (E)    Depreciation is computed based upon the following estimated lives:

Buildings and improvements	30 years
Tenant improvements	Life of the lease
Furniture, fixtures and equipment	5	-	15 years