Form 10-Q
period 2018-03-31
InvenTrust Properties Corp.
filed 2018-05-15
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒
As of May 1, 2018 there were 774,312,844 shares of the registrant’s common stock outstanding.

InvenTrust Properties Corp.

Quarterly Report on Form 10-Q
For the quarterly period ended March 31, 2018

- i-

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of
	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Investment properties
Land	$600,170	$628,487
Building and other improvements	1,752,398	1,887,598
Construction in progress	1,506	4,975
Total	2,354,074	2,521,060
Less accumulated depreciation	(325,227)	(348,337)
Net investment properties	2,028,847	2,172,723
Cash and cash equivalents	292,563	162,747
Restricted cash	7,002	9,131
Investment in marketable securities	4,737	4,758
Investment in unconsolidated entities	188,714	180,764
Intangible assets, net	107,009	115,411
Accounts and rents receivable (net of allowance of $1,543 and $1,266)	26,122	30,522
Deferred costs and other assets, net	20,244	22,548
Total assets	$2,675,238	$2,698,604

Liabilities
Debt, net	$629,846	$667,861
Accounts payable and accrued expenses	22,790	37,798
Distributions payable	13,860	13,441
Intangible liabilities, net	48,744	53,532
Other liabilities	19,936	20,250
Total liabilities	735,176	792,882
Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 774,311,254 shares issued and outstanding as of March 31, 2018 and 774,293,197 shares issued and outstanding at December 31, 2017, respectively	773	773
Additional paid-in capital	5,682,457	5,681,912
Distributions in excess of accumulated net income	(3,745,505)	(3,778,908)
Accumulated comprehensive income	2,337	1,945
Total stockholders' equity	1,940,062	1,905,722
Total liabilities and stockholders' equity	$2,675,238	$2,698,604
See accompanying notes to condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)

(in thousands, except share and per share amounts)

	Three months ended March 31,
	2018	2017
Income
Rental income	$46,553	$46,997
Tenant recovery income	15,708	13,733
Other property income	579	464
Other fee income	1,076	1,092
Total income	63,916	62,286

Expenses
General and administrative expenses	8,269	11,424
Property operating expenses	9,267	8,074
Real estate taxes	9,359	8,068
Depreciation and amortization	24,830	22,998
Provision for asset impairment	797	16,440
Total expenses	52,522	67,004
Operating income (loss)	11,394	(4,718)
Interest and dividend income	427	2,170
Gain on sale of investment properties, net	20,305	1,021
Gain on extinguishment of debt	10,751	—
Other income (expense)	264	(3,202)
Interest expense	(6,642)	(7,421)
Equity in (losses) earnings of unconsolidated entities	(2,041)	572
Realized and unrealized investment (loss) income, net	(13)	14,530
Income from continuing operations before income taxes	34,445	2,952
Income tax expense	(213)	(282)
Net income from continuing operations	34,232	2,670
Net loss from discontinued operations	—	(574)
Net income	$34,232	$2,096

Weighted average number of common shares outstanding, basic and diluted	774,311,254	773,316,262

Net income per common share, from continuing operations, basic and diluted	$0.04	$0.00
Net income per common share, from discontinued operations, basic and diluted	$—	$0.00
Net income per common share, basic and diluted	$0.04	$0.00

Distributions declared per common share outstanding	$0.02	$0.02
Distributions paid per common share outstanding	$0.02	$0.02

Comprehensive income
Net income	$34,232	$2,096
Unrealized loss on investment securities	—	(20,571)
Unrealized gain on derivatives	760	497
Reclassification for amounts recognized in net income	(93)	(14,530)
Comprehensive income (loss)	$34,899	$(32,508)
See accompanying notes to condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Changes in Equity
(unaudited)

(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in excess of accumulated net income	Accumulated Comprehensive Income	Total
Balance at January 1, 2018	774,293,197	773	$5,681,912	$(3,778,908)	$1,945	$1,905,722
Impact of ASU No. 2016-01 (a)	—	—	—	275	(275)	—
Impact of ASU No. 2017-05 (a)	—	—	—	12,756	—	12,756
Adjusted balance at January 1, 2018	774,293,197	773	5,681,912	(3,765,877)	1,670	1,918,478
Net income	—	—	—	34,232	—	34,232
Unrealized gain on derivatives	—	—	—	—	760	760
Reclassification for amounts recognized in net income	—	—	—	—	(93)	(93)
Distributions declared	—	—	—	(13,860)	—	(13,860)
Stock-based compensation, net	18,057	—	545	—	—	545
Balance at March 31, 2018	774,311,254	$773	$5,682,457	$(3,745,505)	$2,337	$1,940,062

(a)	See Note 2. Summary of Significant Accounting Policies, Recently Issued Accounting Pronouncements Adopted.

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in excess of accumulated net income	Accumulated Comprehensive Income	Total
Balance at January 1, 2017	773,304,997	$773	$5,676,639	$(3,786,943)	$59,059	$1,949,528
Net income	—	—	—	2,096	—	2,096
Unrealized loss on investment securities	—	—	—	—	(20,571)	(20,571)
Unrealized gain on derivatives	—	—	—	—	497	497
Reclassification for amounts recognized in net income	—	—	—	—	(14,530)	(14,530)
Distributions declared	—	—	—	(13,436)	—	(13,436)
Stock-based compensation, net	13,495	—	2,310	—	—	2,310
Balance at March 31, 2017	773,318,492	$773	$5,678,949	$(3,798,283)	$24,455	$1,905,894
See accompanying notes to condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(unaudited)

(in thousands)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$34,232	$2,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,865	23,477
Amortization of above and below-market leases, net	(1,537)	(1,641)
Amortization of debt premiums, discounts and financing costs	273	380
Straight-line rental income	(1,113)	(342)
Provision for asset impairment	797	16,440
Gain on sale of investment properties, net	(20,305)	(1,021)
Gain on extinguishment of debt	(10,751)	—
Equity in losses (earnings) of unconsolidated entities	2,041	(572)
Distributions from unconsolidated entities	2,503	351
Realized and unrealized investment loss (income), net	13	(14,530)
Non-cash share based compensation	868	995
Changes in assets and liabilities:
Accounts and rents receivable	2,706	5,828
Deferred costs and other assets	2,441	(4,650)
Accounts payable and accrued expenses	(10,228)	(12,096)
Other liabilities	512	11,776
Net cash provided by operating activities	27,317	26,491
Cash flows from investing activities:
Purchase of investment properties	—	(215,435)
Acquired in-place and market lease intangibles, net	—	(17,651)
Capital expenditures and tenant improvements	(3,171)	(2,774)
Investment in development projects	(1,022)	—
Proceeds from sale and transfer of investment properties, net	119,825	28,474
Proceeds from sale of marketable securities, net	8	57,927
Contributions to unconsolidated entities	(20)	(1,819)
Distributions from unconsolidated entities	282	331
Lease commissions and other leasing costs	(1,402)	(1,153)
Other assets	(120)	(224)
Other liabilities	(108)	(651)
Net cash provided by (used in) investing activities	114,272	(152,975)
Cash flows from financing activities:
Distributions	(13,441)	(13,041)
Refund received of excess funds associated with 2016 tender offer	—	1,700
Principal payments of mortgage debt	(461)	(317)
Payment of loan fees and deposits	—	(288)
Net cash used in financing activities	(13,902)	(11,946)
Net increase (decrease) in cash, cash equivalents, and restricted cash	127,687	(138,430)
Cash, cash equivalents, and restricted cash at beginning of period	171,878	422,225
Cash, cash equivalents, and restricted cash at end of period	$299,565	$283,795

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(unaudited)

(in thousands)

	Three months ended March 31,
	2018	2017
Reconciliation to condensed consolidated balance sheets
Cash and cash equivalents	$292,563	$243,243
Restricted cash	7,002	40,552
Cash, cash equivalents, and restricted cash at end of period	$299,565	$283,795

Supplemental disclosure of cash flow information
Cash paid for interest	$6,445	$7,896
Cash refund for income taxes, net of payments of $8 and $50	683	349

Supplemental schedule of non-cash investing and financing activities
Distributions payable	$13,860	$13,436
Recognition of partially deferred gains on property sales	12,756	—
Accrued capital expenditures and tenant improvements	1,369	1,592
Accrued investment in development projects	478	—
Accrued lease commissions and other leasing costs	136	485

Supplemental schedule of purchase of investment properties
Net investment properties	$—	$257,674
Accounts receivable, acquired lease intangibles, and deferred costs and other assets	—	26,089
Accounts payable, acquired lease intangibles, and other liabilities	—	(8,960)
Assumption of mortgage debt	—	(41,717)
Cash outflow for purchase of investment properties	—	233,086
Assumption of mortgage principal	—	41,000
Capitalized acquisition costs	—	(1,168)
Construction escrow accounts	—	16,500
Credits and other changes in cash outflow, net	—	482
Gross acquisition price of investment properties	$—	$289,900

Supplemental schedule of sale and transfer of investment properties
Net investment properties	$129,094	$27,136
Accounts receivable, acquired lease intangibles, and deferred costs and other assets	5,375	423
Debt extinguished through transfer of property	(38,273)	—
Accounts payable, acquired lease intangibles, and other liabilities	(7,427)	(106)
Gain on sale and transfer of investment properties, net	20,305	1,021
Gain on extinguishment of debt	10,751	—
Cash inflow from sale and transfer of investment properties, net	119,825	28,474
Surrender of mortgage escrow for transferred property	1,813	—
Credits and other changes in cash inflow, net	5,862	576
Gross disposition price of investment properties	$127,500	$29,050

See accompanying notes to condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of these interim condensed consolidated financial statements (the "Quarterly Report") should refer to the audited consolidated financial statements of InvenTrust Properties Corp. (the "Company") as of and for the year ended December 31, 2017, which are included in the Company's Annual Report on Form 10-K (the "Annual Report"), as certain note disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary (consisting of normal recurring accruals, except as otherwise noted) for a fair presentation have been included in these condensed consolidated financial statements.
1. Organization
The Company was incorporated as Inland American Real Estate Trust, Inc. in October 2004, as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust ("REIT") for federal tax purposes. The Company changed its name to InvenTrust Properties Corp. in April 2015. The Company was formed to own, manage, acquire and develop a diversified portfolio of commercial real estate located throughout the United States and to own properties in development and partially own properties through joint ventures, as well as own investments in marketable securities and other assets. The Company historically owned a diversified portfolio of commercial real estate but is now solely focused on being a multi-tenant retail platform. As used throughout this Quarterly Report on Form 10-Q, the terms "Company," "InvenTrust," "we," "us," or "our" mean InvenTrust Properties Corp. and its wholly owned and unconsolidated joint venture investments.
Unless otherwise noted, all amounts are stated in thousands, except share, per share, and per square foot. Any reference to number of properties, square feet, tenant and occupancy data are unaudited.
The accompanying condensed consolidated financial statements include the accounts of the Company, as well as all wholly owned subsidiaries. Subsidiaries generally consist of limited liability companies (LLCs) and limited partnerships (LPs). All significant intercompany balances and transactions have been eliminated.
Each retail property is owned by a separate legal entity which maintains its own books and financial records, and each separate legal entity's assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in "Note 8. Debt".
As of March 31, 2018, the Company's assets consisted of 67 retail properties with 11.2 million square feet, of which 93.6% was occupied. As of March 31, 2017, the Company's assets consisted of 73 retail properties with 12.7 million square feet, of which 93.3% was occupied, and one non-core office property with 0.3 million square feet, of which approximately 69.9% was occupied. In addition, as of March 31, 2018 and March 31, 2017, the Company had significant investments in two operating real estate joint ventures, one of which owns an interest in 14 retail properties with 3.0 million square feet, managed by the Company. The other joint venture owns land to be developed in Sacramento, California. As of December 31, 2017, the Company had 71 retail properties with 12.4 million square feet, of which 94.2% was occupied.
Segment Reporting
The Company disposed of its last remaining non-core asset, Worldgate Plaza, in 2017, which represented the conclusion of the Company's strategic shift away from a diversified portfolio of commercial real estate assets not classified as multi-tenant retail. All previously reported segments have been classified as discontinued operations as they represented a strategic shift that had a major effect on the Company's operations and financial results.
The Company is now fully focused on investing in a multi-tenant retail platform. In addition, the Company's properties have similar characteristics, such as tenant type and economic performance, are all retail properties, and the Company does not distinguish its principal business or group its operations on a geographical basis for measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with GAAP.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

2. Basis of Presentation and Recently Issued Accounting Pronouncements
The accompanying condensed consolidated financial statements reflect the condensed consolidated financial position of the Company as of March 31, 2018 and December 31, 2017 and the condensed consolidated results of its operations and cash flows for the three months ended March 31, 2018 and 2017. These condensed consolidated financial statements have been prepared in accordance with GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, judgments and assumptions are required in a number of areas, including, but not limited to, evaluating the impairment of long-lived assets, allocating the purchase price of acquired assets, determining the fair value of debt and evaluating the collectability of accounts receivable. The Company bases these estimates, judgments and assumptions on historical experience and various other factors that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates.
Reclassifications
The Company has made certain reclassifications to the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2017 to conform to the 2018 presentation, including a $915 reclassification of certain payroll costs from general and administrative expenses to property operating expenses based on the determination by the Company that certain functions' activities were more directly associated with the operations of the retail properties and not that of corporate level activities.
In addition, certain reclassifications have been made to the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2017 to reflect the results of Worldgate Plaza as discontinued operations.
Upon the adoption of ASU No. 2016-18, Statement of Cash Flows, the Company has made certain reclassifications to the condensed consolidated statement of cash flows for the three months ended March 31, 2017 to conform to the 2018 presentation. For the three months ended March 31, 2017, the adoption resulted in a net $7,327 decrease in cash used in investing activities. Additionally, the Company determined the reflection of funds held in escrow for potential future property acquisitions as restricted cash most appropriately reflects the nature of the restrictions on the balances and underlying transactions; historically, the funds were recorded as deferred costs and other assets, net. This reclassification increased restricted cash by $0, $14,900 and $6,650 as of December 31, 2017, March 31, 2017 and December 31, 2016, respectively. As a result, the Company made certain reclassifications to the condensed consolidated statement of cash flows for the three months ended March 31, 2017 to conform to the 2018 presentation, including a $8,250 decrease in net cash used in investing activities resulting from the reclassification of funds held in escrow for potential future property acquisitions.
Recently Issued Accounting Pronouncements Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those promised goods or services. The Company has included "Note 3. Revenue Recognition" to address the incremental disclosures pertaining to the new standard. The Company adopted ASU No. 2014-09 and the related subsequent updates as of January 1, 2018 on a modified retrospective basis.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which, among other requirements, generally requires equity investments to be measured at fair value with changes in fair value recognized in net income. Upon the Company’s modified retrospective adoption on January 1, 2018, the Company recognized the net unrealized gain of $275 on available-for-sale equity securities as an adjustment to accumulated comprehensive income with a corresponding adjustment to the opening balance of distributions in excess of accumulated net income. Subsequent to January 1, 2018, all changes in the fair value of the Company’s investments are recognized through net income and the Company adjusts net income for the unrealized gain or loss to determine cash flows from operating activities. The Company classifies cash flows from purchases and sales of marketable securities as an investing activity.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows. This guidance is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Upon the Company’s retrospective adoption on January 1, 2018, the Company presents debt prepayment and extinguishment costs as cash outflows from financing activities, cash proceeds from the settlement of insurance claims based on the nature of the loss, and distributions from equity method investments as investing or operating, or some combination thereof, based on the

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

nature of the distribution approach. The classification of debt prepayment costs as a financing outflow would impact the Company’s condensed consolidated statements of cash flows as these costs had previously been reflected as operating outflows. For the three months ended March 31, 2018 and 2017, the Company incurred no prepayment penalties.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows. Under the standard, entities are required to explain the changes in the combined total of restricted and unrestricted cash in the statement of cash flows. Upon the Company’s retrospective adoption on January 1, 2018, the Company includes amounts generally described as restricted cash and restricted cash equivalents with cash and cash equivalents. For the three months ended March 31, 2017, the adoption resulted in a net $7,327 decrease in net cash used in investing activities.
In February 2017, the FASB issued ASU No. 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets. The standard, which adds guidance for partial sales of nonfinancial assets and clarifies the scope of Subtopic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets, applies to the derecognition of all nonfinancial assets (including real estate) for which the counterparty is not a customer. The new guidance requires an entity to derecognize a nonfinancial asset in a partial sale transaction when it ceases to have a controlling financial interest in the asset and has transferred control of the asset and generally requires the full gain be recognized. For property sales where the Company has no continuing involvement, there should be no change to the Company's timing of gain or loss recognition.
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases, amending the existing guidance for lease accounting for both parties to a lease contract (i.e. lessees and lessors). ASU No. 2016-02 will be effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The new standard requires a modified retrospective transition method for all leases existing at the date of initial application, with an option to use certain practical expedients available. Due to the new standard’s narrowed definition of initial direct costs, the Company expects to expense as incurred certain lease origination costs currently capitalized and amortized to expense over the lease term. However, the Company does not believe this change will have a material impact on its condensed consolidated financial statements.
As a lessee, the Company believes the most significant change relates to the recognition of a new right-of-use asset and lease liability on the condensed consolidated balance sheets for its corporate office leases as well as one ground lease agreement. As a lessor, the Company believes substantially all of the Company's leases will continue to be classified as operating leases under the new standard. The Company is continuing to evaluate the impact of this guidance, including the recently approved amendment to create a lessor practical expedient pertaining to the separation of lease and non-lease components, on the condensed consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326). This guidance replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This guidance also applies to how the Company determines its allowance for doubtful accounts on tenant receivables. The transition guidance provides the option of early adopting the new standard using a modified retrospective transition method in any interim period, or alternatively requires adoption for fiscal years beginning after December 15, 2019. This adoption method will require the Company to recognize the cumulative effect of initially applying the ASU as an adjustment to the opening balance of distributions in excess of accumulated net income as of the beginning of the fiscal year that it adopts the update. The Company is continuing to evaluate the impact of this guidance on the condensed consolidated financial statements and related disclosures but does not expect its adoption will have a significant impact on the condensed consolidated financial statements.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. This guidance is intended to better align financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides the option of early adopting the new standard using a modified retrospective transition method in any interim period, or alternatively requires adoption for fiscal years beginning after December 15, 2018. This adoption method will require the Company to recognize the cumulative effect of initially applying the ASU as an adjustment to accumulated comprehensive income with a corresponding adjustment to the opening balance of distributions in excess of accumulated net income as of the beginning of the fiscal year that it adopts the update. The Company is continuing to evaluate this guidance on the condensed consolidated financial statements but does not expect its adoption will have a significant impact on the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. Revenue Recognition
Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements. The Company adopted Topic 606, Revenue from Contracts with Customers, ("Topic 606") with a date of initial application of January 1, 2018 on a modified retrospective basis. As a result, the Company has changed its accounting policy from Topic 605, Revenue Recognition, ("Topic 605") for revenue recognized through other fee income on the condensed consolidated statement of operations and comprehensive income (loss). The Company applied Topic 606 by recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of distributions in excess of accumulated net income at January 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605. As of January 1, 2018, revenue from contracts with customers is measured based on a consideration specified in a contract with a customer. For the comparative information reported under Topic 605, the Company recognized the fees as revenue when the related services were performed. The implementation of Topic 606 generally did not change the timing or pattern of revenue recognition for other fee income. As a result, the cumulative effect recognized in distributions in excess of accumulated net income on January 1, 2018 relating to other fee income is immaterial. The Company has elected to apply Topic 606 to new and existing contracts that are not completed contracts as of January 1, 2018.
The Company has changed its accounting policy regarding the sales of investment property in accordance with Subtopic 610-20, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets, that the Company adopted on January 1, 2018. When a sale contract exists and the Company has transferred control of the investment property, the Company derecognizes the investment property and recognizes a gain or loss equal to the difference between the amount of consideration transferred and the carrying amount of the investment property.  Historically, the Company recognized gains and losses from the sale of investment property at the time of sale using the full accrual method based on the criteria in Topic 360-20, Property, Plant and Equipment - Real Estate Sales.
The following table reflects the disaggregation of other fee income:

	Three months ended March 31,
	2018	2017
Property management fee	$728	$741
Asset management fee	303	303
Leasing commissions and other fees	45	48
Other fee income	$1,076	$1,092
Contract Balances
The Company recognizes revenue when it satisfies a performance obligation. These rights to consideration most often result in receivables which are settled through recurring monthly customer payments for the services provided over the term of the contract, which has a remaining original duration through 2023. The Company generally does not receive prepayments for services or recognize revenue prior to being legally entitled to payment from the customer. As a result, the Company generally does not record material contract assets or contract liabilities. The Company has receivables of $560 and $515 as of March 31, 2018 and December 31, 2017, respectively, which are included in deferred costs and other assets, net on the condensed consolidated balance sheets.
Property Management and Asset Management Fees
Property management and asset management fees are recognized over time as services are rendered. The bundled services of the property management performance obligation and asset management performance obligation each qualify as a series of distinct services satisfied over time. The variable consideration related to each of the performance obligations is recognized in each of the periods which directly relate to the Company's efforts to provide those services. Accordingly, the Company has elected the optional exemption provided by Topic 606 and does not disclose information about remaining wholly unsatisfied performance obligations. The uncertainty of the property management and asset management fees, which generally relate to the fluctuation in cash receipts from tenants and potentially changing equity capitalization, are resolved on a monthly basis. For certain services, the Company acts as an agent on behalf of the customer to arrange for performance by a third party. Based on the Company's judgment, both the underlying asset management service activities and the underlying property management service activities are not distinct but are inputs (or fulfillment activities) to provide the combined output (either the overall asset management service or the overall property management service).

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Leasing Commissions and Other Fees
The leasing commissions and other fees are recognized at a point in time consistent with the underlying service (i.e. upon lease execution). The leasing performance obligation and other performance obligations are satisfied at the point in time which the customer is transferred control over and consumes the benefit of the service (i.e. increased occupancy). The variable consideration related to each of the performance obligations is recognized in each of the periods which directly relate to the Company's efforts to provide those services. The uncertainty of the leasing commissions and other fees are resolved upon delivery of the underlying service (i.e. upon lease execution).
4. Acquired Properties
The Company records identifiable assets, liabilities and noncontrolling interests acquired at fair value. During the three months ended March 31, 2018 the Company had no acquisitions.
During the three months ended March 31, 2017, the Company acquired three retail properties for a gross acquisition price of $289,900. The Company determined these transactions represented acquisitions of assets in accordance with GAAP. Accordingly, the Company capitalized transaction costs of approximately $1,168 during the three months ended March 31, 2017.
The following table summarizes the retail properties acquired during the three months ended March 31, 2017.

Property	MSA(a)	Acquisition Date	Gross Acquisition Price	Square Feet
Campus Marketplace (b)	San Diego-Carlsbad, CA	January 6, 2017	$73,350	144,000
Paraiso Parc and Westfork Plaza	Miami-Fort Lauderdale- West Palm Beach, FL	February 1, 2017	163,000	386,000
The Shops at Town Center	Washington-Arlington-Alexandria, DC-VA-MD-WV	February 21, 2017	53,550	125,000
			$289,900	655,000

(a)	Metropolitan Statistical Area (MSA), as defined by the United States Office of Management and Budget.

(b)
As part of this acquisition, the Company assumed mortgage debt of $41,717 as reported within non-cash financing activities on the condensed consolidated statement of cash flows for the three months ended March 31, 2017.

The following table summarizes the estimated fair value of the retail properties' assets acquired and liabilities assumed for the three months ended March 31, 2017.

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

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. Disposed Properties
Continuing operations
During the three months ended March 31, 2018, the Company recognized a net gain on sale of $18,280 related to three retail properties, a gain on transfer of asset of $1,777 related to the surrender of Stonecrest Marketplace, and a gain on sale of $248 related to the completion of a partial condemnation at a retail property. In aggregate the Company recognized net proceeds of $119,825 from the sales, surrender, and condemnation of these properties on the condensed consolidated statement of cash flows during the three months ended March 31, 2018.
On March 21, 2018, the Company surrendered one retail property, Stonecrest Marketplace, with a carrying value of $23,932, to the lender (in satisfaction of non-recourse debt with an initial maturity date of March 1, 2017). The Company is not aware of any material outstanding commitments and contingencies related to this asset. The Company recognized a gain on debt extinguishment of $10,751 related to this transaction as part of income from continuing operations for the three months ended March 31, 2018.
The following retail properties were sold during the three months ended March 31, 2018.

Asset	MSA	Disposition Date	Gross Disposition Price	Square Feet
Sherman Town Center I & II	Dallas-Fort Worth, TX	January 9, 2018	$63,000	485,000
Grafton Commons	Milwaukee-Racine-Waukesha, WI	January 25, 2018	33,500	239,000
Lakeport Commons	Sioux City-Vermillion, IA-SD	March 8, 2018	31,000	283,000
			$127,500	1,007,000
During the three months ended March 31, 2017, the Company disposed of Penn Park, a 242,000 square foot retail property, on January 31, 2017 for a gross disposition price of $29,050, which resulted in a net gain on sale of $1,021 and generated net proceeds of $28,474.
Discontinued operations
On August 30, 2017 the Company sold Worldgate Plaza, the Company's remaining non-core office property. Discontinued operations in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2017 reflects the operations of Worldgate Plaza.

Three months ended March 31, 2017
Total income	$1,806
Less:
Depreciation and amortization expense	448
General and administrative, property operating, and real estate tax expenses	1,083
Operating income from discontinued operations	275
Interest expense, income taxes, and other miscellaneous expenses	(849)
Net loss from discontinued operations	$(574)

Net loss per common share, from discontinued operations, basic and diluted	$0.00
Weighted average number of common shares outstanding, basic and diluted	773,316,262

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Investment in Consolidated and Unconsolidated Entities
Consolidated Entities
From time to time, the Company may enter into purchase agreements structured as a reverse like-kind exchange under Section 1031 of the Internal Revenue Code of 1986 (the "Code")("Reverse 1031 Exchange") in order to acquire retail properties. For a Reverse 1031 Exchange in which the Company purchases a new asset that is similar in nature, character, or class prior to selling the asset to be matched in the like-kind exchange (the Company refers to a new asset being acquired in the Reverse 1031 Exchange prior to the sale of the related asset as a "Parked Asset"), legal title to the Parked Asset is held by a wholly owned subsidiary of an Exchange Accommodation Titleholder ("EAT")(the "EAT Subsidiary") engaged to execute the Reverse 1031 Exchange until the sale transaction and the Reverse 1031 Exchange is completed. The Company, through a subsidiary, enters into a master lease agreement with the EAT Subsidiary whereby the EAT Subsidiary leases the Parked Asset and all other rights in connection with the acquisition to the Company. The master lease terminates on the earlier of (i) the date that the Parked Asset is transferred to the Company, or an affiliate, (ii) the date that the EAT transfers to the Company, or an affiliate of the Company, its ownership in the EAT Subsidiary, or (iii) 180 days from the date that legal title to the Parked Asset was transferred to the EAT Subsidiary. The EAT is classified as a variable interest entity ("VIE"), as defined in FASB ASC 810, Consolidation, as it does not have sufficient equity investment at risk to finance its activities without additional subordinated financial support.
During the three months ended March 31, 2018, the Company completed a Reverse 1031 Exchange through the purchase of Kyle Marketplace on September 21, 2017 and sale of Grafton Commons on January 25, 2018. In addition, during the three months ended March 31, 2018, the master lease associated with the acquisition of River Oaks on September 14, 2017 terminated due to the expiration of the 180 day waiting period, and title of River Oaks transferred to the Company. At the completion of the Reverse 1031 Exchange or expiration of the 180 day period, the sole membership interest of each VIE was assigned to the Company and the respective outstanding loans were extinguished, resulting in each entity no longer being considered a VIE.
As of December 31, 2017, River Oaks and Kyle Marketplace were the Company's only active Reverse 1031 Exchanges. As of December 31, 2017, River Oaks and Kyle Marketplace were deemed to be VIEs for which the Company was deemed to be the primary beneficiary as it has the ability to direct the activities of the entities that most significantly impact economic performance and has all of the risks and rewards of ownership. Accordingly, the Company consolidated River Oaks and Kyle Marketplace at December 31, 2017. The following were the assets and liabilities of the consolidated VIEs. The liabilities of the VIEs were non-recourse to the Company, and the assets must have first been used to settle obligations of the VIEs. The net assets of the VIEs as of December 31, 2017 were as follows:

December 31, 2017
Net investment properties	$165,875
Other assets	18,630
Total assets	184,505
Other liabilities	11,343
Net assets	$173,162
On August 18, 2017, the Company acquired The Plaza Midtown ("Midtown"), consisting of wholly owned multi-tenant retail space, and an undivided interest in certain common elements as tenants-in-common. An undivided interest is an ownership arrangement in which two or more parties jointly own property, and title is held individually to the extent of each party’s interest. The common elements primarily consist of a parking garage adjacent to the wholly owned multi-tenant retail space. The ownership of Midtown's common elements was deemed to not be subject to joint control, as the other tenant-in-common lacked the ability to effectively participate in the decisions that most significantly impact economic performance of Midtown's common elements. Accordingly, the Company has applied proportionate consolidation of the common elements. The parking garage had an estimated proportionate fair value of $10,790 at the acquisition date, which has been included in land and building and other improvements of $1,963 and $8,827, respectively, on the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Unconsolidated Entities
The entities listed below are owned by the Company and other unaffiliated parties in joint ventures. Net income, distributions and capital transactions for these entities are allocated to the Company and its joint venture partners in accordance with the respective partnership agreements.

			Carrying Value of Investment as of
Entity	Description	Ownership %	March 31, 2018	December 31, 2017
IAGM Retail Fund I, LLC (a)	Multi-tenant retail shopping centers	55%	$131,603	$123,693
Downtown Railyard Venture, LLC	Land development	90%	57,223	57,183
Other unconsolidated entities	Various real estate investments	Various	(112)	(112)
			$188,714	$180,764

(a)	As of March 31, 2018 and December 31, 2017, IAGM consisted of 14 retail properties with 3.0 million square feet and 15 retail properties with 3.2 million square feet, respectively.
On April 17, 2013, the Company entered into a joint venture, IAGM Retail Fund I, LLC ("IAGM"), with PGGM Private Real Estate Fund, for the purpose of acquiring, owning, managing, supervising, and disposing of retail properties and sharing in the profits and losses from those retail properties and its activities. The Company initially contributed 13 retail properties totaling 2.1 million square feet from its portfolio for a gross disposition price of $409,280, resulting in an equity interest of $96,788. On July 1, 2013, the Company contributed a fourteenth retail property for a gross disposition price of $34,350 resulting in an equity interest of $10,298. The Company treated these dispositions as a partial sale under Topic 360-20, "Property, Plant and Equipment - Real Estate Sales," and deferred an aggregate gain of $15,625 as a result of the property sales into the joint venture. Through December 31, 2017, the Company was amortizing the basis adjustment over 30 years, consistent with the depreciation period of the investee's underlying assets.
In accordance with the provisions of ASU No. 2017-05, full gain recognition may be required for property sales in which the Company has continuing involvement, where those gains may have been deferred under prior GAAP. As of January 1, 2018, the Company's remaining $12,756 of deferred gain from sales into the joint venture, net of accumulated amortization of $2,869, has been recognized through beginning distributions in excess of accumulated net income.
During the three months ended March 31, 2018, IAGM disposed of Bryant Square, a 268,000 square foot retail property, on February 28, 2018 for a gross disposition price of $38,000, and recognized a provision for asset impairment of $672 and a loss on sale of $3,905. The Company's share of the provision for asset impairment and loss on sale was $370 and $2,148, respectively.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Combined Financial Information
The following tables present the combined condensed financial information for the Company's unconsolidated entities.

	As of
	March 31, 2018	December 31, 2017
Assets:
Real estate assets, net of accumulated depreciation	$548,209	$586,671
Other assets	94,851	73,423
Total assets	$643,060	$660,094
Liabilities and equity:
Debt, net	311,623	311,574
Other liabilities	41,474	49,032
Equity	289,963	299,488
Total liabilities and equity	$643,060	$660,094

Company's share of equity	$188,524	$193,572
Cost of investments (underlying net book value) in excess of underlying net book value (cost of investments), net of accumulated amortization of $0 and $2,647, respectively.	190	(12,808)
Carrying value of investments in unconsolidated entities	$188,714	$180,764

	Three months ended March 31,
	2018	2017
Revenues	$15,689	$16,820
Expenses:
Interest expense and loan cost amortization	3,386	3,251
Depreciation and amortization	5,655	6,192
Operating expenses, ground rent and general and administrative expenses	6,356	6,284
Provision for asset impairment	672	—
Total expenses	16,069	15,727
Net (loss) income before loss on sale of real estate	(380)	1,093
Loss on sale of real estate	(3,905)	—
Net (loss) income	$(4,285)	$1,093

Company's share of net (loss) income, net of excess basis depreciation of $0 and $130, respectively	$(2,315)	$572
Distributions from unconsolidated entities in excess of the investments' carrying value	274	—
Equity in (losses) earnings of unconsolidated entities	$(2,041)	$572
The following table shows the scheduled maturities as of March 31, 2018, for the remainder of 2018, each of the next four years, and thereafter.

	Maturities during the year ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Mortgages payable	$204,028	16,250	—	23,150	—	68,805	$312,233
IAGM plans to address its upcoming 2018 debt maturities by refinancing the existing debt and paying down a portion of the debt using cash on hand.  However, there is no assurance that the joint venture will be able to refinance the existing debt to address the upcoming maturities. As of March 31, 2018, $23,000 of mortgages payable are held by the joint venture and are recourse to the Company.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

7. Investment in Marketable Securities
Investment in marketable securities of $4,737 and $4,758 at March 31, 2018 and December 31, 2017, respectively, consists primarily of preferred and common stock investments in other REITs and certain real estate related bonds which are recorded at fair value on the condensed consolidated balance sheets.
Dividend income is recognized when earned. During the three months ended March 31, 2018 and 2017, dividend income from marketable securities of $74 and $1,843, respectively, was recognized and is included in interest and dividend income on the condensed consolidated statements of operations and comprehensive income (loss). For the three months ended March 31, 2017, the Company recognized net proceeds from sales of marketable securities of $57,927.
8. Debt
Mortgages payable
As of March 31, 2018 and December 31, 2017, the Company had the following mortgages payable outstanding:

	March 31, 2018	December 31, 2017
Mortgages payable (a)	$332,630	$370,804
Premium, net of accumulated amortization	418	478
Discount, net of accumulated amortization	(186)	(195)
Debt issuance costs, net of accumulated amortization	(1,516)	(1,611)
Total mortgages payable, net	$331,346	$369,476

(a)
Mortgages payable had fixed interest rates (for both conforming loans and loans in default) ranging from 3.49% to 9.41%, with a weighted average interest rate of 4.53% as of March 31, 2018, and 3.49% to 10.45% with a weighted average interest rate of 5.13%, as of December 31, 2017.

Some of the mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions and distribution limitations.
As of March 31, 2018, the Company was in compliance with all mortgage loan requirements except one non-recourse loan in default and receivership, Bellerive Plaza, with an initial maturity date of June 1, 2017 and a carrying value of $6,617. The Company plans to surrender this retail property to its lender when the foreclosure proceeding is complete, which is expected later in 2018.
The following table shows the scheduled maturities of the Company's mortgages payable as of March 31, 2018, for the remainder of 2018, each of the next four years, and thereafter.

	Maturities during the year ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Mortgages payable	$66,192	$—	$41,000	$12,760	$68,027	$144,651	$332,630
The Company has the ability to repay, refinance or extend any of its debt, and the Company believes it has adequate sources of funds to meet short-term cash needs related to these mortgages payable. It is anticipated that the Company will use proceeds from property sales, cash on hand, available capacity on term loan and line of credit, if any, to repay, refinance or extend the debt maturing in the near term. Of the total outstanding mortgages payable, $3,000 is recourse to the Company at March 31, 2018, and is related to one wholly owned retail property.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Credit agreements
On November 5, 2015, the Company entered into a term loan credit agreement for a $300,000 unsecured credit facility with a syndicate of seven lenders led by Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith, Incorporated and PNC Capital Markets LLC as joint lead arrangers. The accordion feature of this facility allows the Company to increase the size of the unsecured term loan credit facility to $600,000, subject to certain conditions.
The term loan credit facility consists of two tranches: a five-year tranche maturing on January 15, 2021, and a seven-year tranche maturing on November 5, 2022. Interest rates are based on the Company's total leverage ratio. Based upon the Company's total leverage ratios, the five- and seven-year tranches bear interest at rates of 1-Month LIBOR plus 1.3% and 1-Month LIBOR plus 1.6%, respectively. As of March 31, 2018, the Company has swapped $150,000 of variable rate debt on the five-year tranche to fixed rate debt through two interest rate swaps.
The term loan credit facility is subject to maintenance of certain financial covenants. As of March 31, 2018 and December 31, 2017, the Company was in compliance with all of the covenants and default provisions under the credit agreement.
On February 3, 2015, the Company entered into an amended and restated credit agreement for a $300,000 unsecured revolving line of credit with KeyBank National Association, JP Morgan Chase Bank National Association and other financial institutions. The accordion feature allows the Company to increase the size of its unsecured line of credit up to $600,000, subject to certain conditions. The unsecured revolving line of credit matures on February 2, 2019 and contains one twelve-month extension option that the Company may exercise upon payment of an extension fee equal to 0.15% of the commitment amount on the maturity date and subject to certain other conditions. The unsecured revolving line of credit bears interest at a rate equal to 1-Month LIBOR plus 1.40% and requires the maintenance of certain financial covenants. The Company had $300,000 available under the revolving line of credit as of March 31, 2018.
The credit facility is subject to maintenance of certain financial covenants. As of March 31, 2018 and December 31, 2017, the Company was in compliance with all of the covenants and default provisions under the credit agreement.
As of March 31, 2018 and December 31, 2017, the Company had the following borrowings outstanding under its term loan credit facility:

	March 31, 2018		December 31, 2017
	Aggregate Principal Balance	Interest Rate	Aggregate Principal Balance	Interest Rate	Maturity Date
5 year - swapped to fixed rate (a)	$90,000	2.6510%	$90,000	2.6510%	January 15, 2021
5 year - swapped to fixed rate (b)	60,000	2.6525%	60,000	2.6525%	January 15, 2021
5 year - variable rate (c)	50,000	2.9642%	50,000	2.6607%	January 15, 2021
7 year - variable rate (d)	100,000	3.2642%	100,000	2.9607%	November 5, 2022
Total unsecured term loans	300,000		300,000
Issuance costs, net of accumulated amortization	(1,500)		(1,615)
	$298,500		$298,385

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

(c)	Interest rate reflects 1-Month LIBOR plus 1.3% as of March 31, 2018 and December 31, 2017.

(d)	Interest rate reflects 1-Month LIBOR plus 1.6% as of March 31, 2018 and December 31, 2017.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
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
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at March 31, 2018
Assets	Level 1	Level 2	Level 3
Marketable equity securities	$4,416	$—	$—
Real estate related bonds	—	321	—
Derivative interest rate swaps	—	2,337	—
Total assets	$4,416	$2,658	$—

	Fair Value Measurements at December 31, 2017
Assets	Level 1	Level 2	Level 3
Available-for-sale marketable securities	$4,431	$—	$—
Real estate related bonds	—	327	—
Derivative interest rate swaps	—	1,670	—
Total assets	$4,431	$1,997	$—
Level 1
At March 31, 2018 and December 31, 2017, the fair value of the marketable equity securities has been determined based upon quoted market prices. In accordance with the adoption of ASU No. 2016-01 on January 1, 2018, changes in the fair value of the Company's investment in marketable equity securities are now recorded as a component of net income through realized and unrealized investment (loss) income, net on the condensed consolidated statements of operations and comprehensive income (loss). Prior to the adoption of ASU No. 2016-01, changes in the fair value, representing unrealized holding gains and losses on available-for-sale securities, of the Company's investments in marketable securities were reported as a separate component of comprehensive income (loss) until realized.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Level 2
To calculate the fair value of the real estate related bonds and the derivative interest rate instruments, the Company primarily uses quoted prices for similar securities and contracts. For the real estate related bonds, the Company reviews price histories for similar market transactions. For the derivative interest rate instruments, the Company uses inputs based on data that is observed in the forward yield curve which is widely observable in the marketplace.  The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements which utilizes Level 3 inputs, such as estimates of current credit spreads. However, as of March 31, 2018 and December 31, 2017, the Company determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of March 31, 2018 and December 31, 2017, the Company had outstanding interest rate swap agreements with an aggregate notional value of $150,000.
Level 3
At March 31, 2018 and December 31, 2017, the Company had no Level 3 recurring fair value measurements.
Nonrecurring Measurements
During the three months ended March 31, 2018, the Company identified one retail property that had a reduction in the expected holding period. The Company's estimated fair value was based on an executed purchase contract. The Company recorded a provision for asset impairment of $797 on that retail property.
During the three months ended March 31, 2017, the Company identified certain retail properties that may have reductions in their expected holding periods and reviewed the probability of these retail properties' disposition. The Company's estimated fair values for purposes of the impairment analyses were based on broker opinions of value and letters of intent. As a result, during the three months ended March 31, 2017, the Company recorded a provision for asset impairment of $16,440 on three retail assets.
The following table summarizes activity for the Company’s assets measured at fair value on a nonrecurring basis and the related impairment charges to reflect the investments at their fair values for the three months ended March 31, 2018 and 2017, as described above.

	For the three months ended March 31,
	2018		2017
	Level 3	Impairment Losses	Level 3	Impairment Losses
Investment properties	$31,000	$797	$36,676	$16,440
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the Company's condensed consolidated financial statements as of March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$332,630	$331,909	$370,804	$372,962
Line of credit and term loan	$300,000	$299,791	$300,000	$299,770
The Company estimated the fair value of its mortgages payable using a weighted average effective market interest rate of 4.44% as of March 31, 2018 compared to 4.20% as of December 31, 2017.
The fair value estimate of the line of credit and term loan approximates the carrying value due to limited market volatility in pricing. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company's. As a result, the Company used a weighted average interest rate of 3.88% as of March 31, 2018 compared to 3.48% as of December 31, 2017 to estimate the fair value of its line of credit and term loan. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. Income Taxes
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
11. Earnings per Share
The following summarizes the calculation of basic and diluted earnings per share:

	Three months ended March 31,
	2018	2017
Numerator:
Net income from continuing operations	$34,232	$2,670
Net loss from discontinued operations	—	(574)
Net income	$34,232	$2,096

Denominator:
Weighted average shares outstanding, basic and diluted	774,311,254	773,316,262

Income from continuing operations allocated to common stockholders per share	$0.04	$0.00
Income from discontinued operations allocated to common stockholders per share	$—	$0.00
Net income per common share, basic and diluted	$0.04	$0.00

12. Stock-Based Compensation
Incentive Award Plan
Effective as of June 19, 2015, the Company's board of directors adopted and approved the InvenTrust Properties Corp. 2015 Incentive Award Plan (as amended, the "Incentive Award Plan"), under which the Company may grant cash and equity incentive awards to eligible employees, directors, and consultants. The restricted share units granted under the Incentive Award Plan to employees vest equally on each of three anniversaries subsequent to the grant date, and annually for those shares granted to directors, subject to the recipients' continued service to the Company. Under the Incentive Award Plan, the Company is authorized to grant up to 30,000,000 shares of the Company's common stock pursuant to awards under the plan. At March 31, 2018, 24,989,228 shares were available for future issuance under the Incentive Award Plan.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

A summary of the Company's restricted stock unit activity for the three months ended March 31, 2018 is as follows:

	Unvested Restricted Stock Units	Weighted Average Grant Date Price Per Share (a)
Outstanding as of January 1, 2018	1,535,505	$3.19
Shares granted	8,359	$3.29
Shares forfeited	(9,040)	$3.24
Outstanding at March 31, 2018	1,534,824	$3.19

(a)	On an annual basis, the Company engaged an independent third-party valuation advisory consulting firm to estimate the per share value of the Company's common stock on a fully diluted basis.
At March 31, 2018, there was $4,271 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the Incentive Award Plan related to 1,062,892 and 471,932 unvested shares vesting in 2018 and 2019, respectively. The restricted stock units outstanding as of March 31, 2018 have vesting schedules through December 2018 or 2019, as applicable. Stock-based compensation expense is recognized on a straight-line basis over the vesting period. The Company recognized stock-based compensation expense of $868 and $1,008 related to the Incentive Award Plan for the three months ended March 31, 2018 and 2017, respectively. The Company accounts for forfeitures of stock-based awards as they occur.
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
University House Communities Group, Inc., Indemnity Claims
The Company received an indemnity notice from UHC Acquisition Sub LLC ("UHC") regarding certain matters under the Stock Purchase Agreement, dated January 3, 2016, for University House Communities Group, Inc., which was sold in June 2016. The notice sets forth various items for which UHC believes they are entitled to indemnification from the Company. In the normal course of property dispositions, pursuant to the purchase and sale agreements, certain indemnification claims can be made against the Company by the purchaser, in which the Company will continue to make adjustments to the financial statements, as necessary, based on those claims. Based on the facts and circumstances of the indemnification claims made, guidance provided by third-party specialists and counsel, and management’s initial and ongoing assessment of the UHC claims, the Company accrued a potential loss contingency on the condensed consolidated financial statements as of and for the year ended December 31, 2017; the impact of the accrual was not material to the overall condensed consolidated financial statements. Management has accrued their best estimate of the potential loss related to these claims, but, due to the preliminary nature of this matter, the ultimate resolution could result in a loss of up to $5,000 in excess of the amount accrued. As of March 31, 2018, no material additional information has come to the attention of management that would change their estimate of the potential loss related to these claims.
14. Subsequent Events
In preparing its condensed consolidated financial statements, the Company has evaluated events and transactions occurring after March 31, 2018 through the date the financial statements were issued for recognition and disclosure purposes. Subsequent to March 31, 2018, the Company disposed of one retail property, Market at Morse/Hamilton, located in Columbus, Ohio, consisting of approximately 45,000 square feet for a gross disposition price of $10,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report, other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements includes statements about the Company's plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "guidance," "predict," "potential," "continue," "likely," "will," "would," "illustrative," "should" and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us based on our knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements.
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties and factors set forth in our filings with the U.S. Securities and Exchange Commission ("SEC"), including our Annual Report for the year ended December 31, 2017, as may be updated in this Quarterly Report and other quarterly and current reports, which are on file with the SEC and available at the SEC’s website (www.sec.gov). Such risks and uncertainties, among others, include:

•
market, political and economic volatility experienced by the U.S. economy or real estate industry as a whole, and the regional and local political and economic conditions in the markets in which our retail properties are located;

•	our ability to execute on potential strategic transactions aimed to enhance stockholder value and provide investment liquidity to stockholders;

•	our ability to identify, execute and complete disposition opportunities and at expected valuations;

•
our ability to identify, execute and complete acquisition opportunities and to integrate and successfully operate any retail properties acquired in the future and the risks associated with such retail properties;

•	our ability to manage the risks of expanding, developing or re-developing some of our current and prospective retail properties;

•	our transition to an integrated operating platform may not prove successful over the long term;

•	loss of members of our senior management team or key personnel;

•	changes in governmental regulations and U.S. GAAP or interpretations thereof;

•	our ability to access capital for renovations and acquisitions on terms and at times that are acceptable to us;

•	changes in the competitive environment in the leasing market and any other market in which we operate;

•	shifts in consumer retail shopping from brick and mortar stores to e-commerce;

•	declaration of bankruptcy by our retail tenants;

•	forthcoming expirations of certain of our leases and our ability to re-lease such retail properties;

•	our ability to collect rent from tenants or to rent space on favorable terms or at all;

•	the impact of leasing and capital expenditures to improve our retail properties in order to retain and attract tenants;

•
events beyond our control, such as war, terrorist attacks, including acts of domestic terrorism, natural disasters and severe weather incidents, and any uninsured or under-insured loss resulting therefrom;

•	actions or failures by our joint venture partners, including development partners;

•	the cost of compliance with and liabilities under environmental, health and safety laws;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	the economic success and viability of our anchor retail tenants;

•	our debt financing, including risk of default, loss and other restrictions placed on us;

•	our ability to refinance maturing debt or to obtain new financing on attractive terms;

•	future increases in interest rates;

•	the availability of cash flow from operating activities to fund distributions;

•	our investment in equity and debt securities in companies we do not control;

•	our status as a REIT for federal tax purposes;

•	changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; and

•	the impact of changes in the tax code as a result of recent U.S. federal income tax reform and uncertainty as to how some of those changes may be applied.
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
The following discussion and analysis relates to the three months ended March 31, 2018 and 2017 and as of March 31, 2018 and December 31, 2017. You should read the following discussion and analysis along with our Condensed Consolidated Financial Statements and the related notes included in this Quarterly Report.
Executive Summary
InvenTrust Properties Corp. is a premier, pure-play retail REIT that owns, leases, redevelops, acquires and manages open-air centers in key growth markets with favorable demographics. We seek to continue to execute our strategy to enhance our multi-tenant retail platform by acquiring the right centers in the right markets, driven by focused and disciplined capital allocation.
During the three months ended March 31, 2018, we continued to execute on our strategy by opportunistically disposing of properties not located in our core markets or where we believe the properties' values have been maximized. Our strategy is to redeploy the proceeds from these sales with a disciplined approach into strategic retail properties in our target markets. However, we face significant competition for attractive investment opportunities. As a result of this competition, the purchase prices for attractive and suitable assets may be significantly elevated and may adversely impact our ability to acquire assets at all. Dispositions of real estate assets can be particularly difficult in a challenging economic environment when uncertainties exist about the impact of e-commerce on retailers and when financing alternatives are limited for potential buyers. Our inability to sell assets, or to sell such assets at attractive prices, could have an adverse impact on our ability to realize proceeds for reinvestment. In addition, our disposition activity could continue to cause us to experience dilution in financial operating performance during the period we dispose of properties.
In evaluating our financial condition and operating performance, management focuses on the following financial and non-financial indicators, discussed in further detail herein:

•	Property net operating income ("NOI"), which excludes interest expense, depreciation and amortization, general and administrative expenses, and interest and dividends from corporate investments;

•	Modified NOI, which reflects property NOI exclusive of lease termination income and GAAP rent adjustments (such as straight-line rent and above/below market lease amortization);

•	Funds From Operations ("FFO") Applicable to Common Shares, a supplemental non-GAAP measure;

•	Cash flow from operations as determined in accordance with GAAP;

•	Economic and physical occupancy and rental rates;

•	Leasing activity and lease rollover;

•	Management of operating expenses;

•	Management of general and administrative expenses;

•	Debt maturities and leverage ratios; and

•	Liquidity levels.

Multi-Tenant Retail Platform
Our wholly owned and managed retail properties include grocery-anchored neighborhood and community centers and necessity-based power centers. As of March 31, 2018, we manage 81 retail properties with a gross leasable area ("GLA") of approximately 14.2 million square feet, including 14 retail properties with a GLA of approximately 3.0 million owned through an interest in IAGM. The following table summarizes our multi-tenant retail platform as of March 31, 2018 and 2017, and excludes properties sold since January 1, 2018.

	Total Multi-tenant Retail Platform		Wholly owned Retail Properties		IAGM Retail Properties
	2018	2017	2018	2017	2018	2017
No. of properties	81	76	67	62	14	14
GLA (square feet)	14,150,719	13,087,035	11,174,316	10,109,528	2,976,403	2,977,507
Economic occupancy (a)	92.8%	94.1%	93.6%	94.1%	89.8%	94.1%
ABR per square foot (b)	$16.61	$16.26	$16.56	$16.15	$16.81	$16.66

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

Multi-tenant retail platform summary by center type
Our retail properties consist of community and neighborhood centers and power centers.

•
Community and neighborhood centers, which are generally open-air and designed for tenants that offer a wide array of types of merchandise including groceries, apparel, other soft goods and convenience-oriented offerings. Typically, community centers contain large anchor stores and a significant presence of national retail tenants. Our neighborhood shopping centers are generally smaller open-air centers with a grocery store anchor and/or drugstore, and other small service type retailers.

•
Power centers are generally larger and consist of several anchors, such as discount department stores, off-price stores, specialty grocers, warehouse clubs or stores that offer a large selection of merchandise. Typically, the number of specialty tenants is limited and most are national or regional in scope.

The following tables summarize our multi-tenant retail platform by center type, as of March 31, 2018 and 2017, and excludes retail properties sold since January 1, 2018.

Community and neighborhood centers	Total Multi-tenant Retail Platform		Wholly owned Retail Properties		IAGM Retail Properties
	2018	2017	2018	2017	2018	2017
No. of properties	48	44	41	37	7	7
GLA (square feet)	5,433,355	4,773,601	4,166,659	3,506,005	1,266,696	1,267,596
Economic occupancy	92.7%	94.0%	93.4%	93.6%	90.2%	94.8%
ABR per square foot	$17.59	$17.36	$17.31	$16.95	$18.55	$18.52

Power centers	Total Multi-tenant Retail Platform		Wholly owned Retail Properties		IAGM Retail Properties
	2018	2017	2018	2017	2018	2017
No. of properties	33	32	26	25	7	7
GLA (square feet)	8,717,364	8,313,434	7,007,657	6,603,523	1,709,707	1,709,911
Economic occupancy	92.9%	94.2%	93.7%	94.4%	89.4%	93.5%
ABR per square foot	$15.99	$15.63	$16.12	$15.73	$15.42	$15.24

Market Summary
The following table represents the geographical diversity of our multi-tenant retail platform by state as of March 31, 2018.

	State	No. of Properties	GLA (square feet)	% of Total GLA
1	Texas	34	6,010,315	42.5%
2	Florida	8	1,547,306	10.9%
3	Georgia	8	1,098,582	7.8%
4	North Carolina	8	1,716,531	12.1%
5	California	7	1,046,633	7.4%
6	Colorado	4	665,388	4.7%
7	Kentucky	2	176,657	1.2%
8	Ohio	2	187,565	1.3%
9	Oklahoma	2	728,468	5.1%
10	Virginia	2	375,677	2.7%
11	Alabama	1	208,638	1.5%
12	Louisiana	1	156,441	1.1%
13	Maryland	1	125,018	0.9%
14	Pennsylvania	1	107,500	0.8%
	Total	81	14,150,719	100%
Multi-tenant retail platform by same-property
The following table summarizes the GLA, economic occupancy and ABR per square foot of the properties included in our multi-tenant retail platform that were classified as same-property for the three months ended March 31, 2018 and 2017.

	Multi-tenant Retail Platform		Wholly owned Retail Properties		IAGM Retail Properties
	2018	2017	2018	2017	2018	2017
No. of properties	73	73	59	59	14	14
GLA (square feet)	12,445,134	12,448,820	9,468,732	9,471,313	2,976,402	2,977,507
Economic occupancy	92.3%	94.1%	93.0%	94.1%	89.8%	94.1%
ABR per square foot	$16.04	$15.83	$15.81	$15.59	$16.81	$16.66

Leasing Activity
The following table represents occupied lease expirations of our multi-tenant retail platform as of March 31, 2018.

Lease Expiration Year	No. of Expiring Leases	GLA of Expiring Leases	ABR of Expiring Leases	Percent of Total GLA	Percent of Total ABR	Expiring ABR per sq. ft.
2018	142	426,587	$9,665	3.3%	4.5%	$22.66
2019	273	1,633,412	26,247	12.5%	12.1%	16.07
2020	272	1,267,426	23,592	9.7%	11.0%	18.61
2021	270	1,716,794	28,263	12.9%	13.1%	16.46
2022	309	2,106,740	35,960	16.1%	16.6%	17.07
2023	160	1,304,694	21,480	10.0%	9.9%	16.46
2024	86	1,035,411	15,189	7.9%	7.0%	14.67
2025	72	775,156	11,406	5.9%	5.3%	14.71
2026	74	389,662	7,580	3.0%	3.5%	19.45
2027	96	768,610	15,832	5.9%	7.3%	20.60
Thereafter	97	1,469,148	19,627	11.2%	9.1%	13.36
Other (a)	221	204,528	1,394	1.6%	0.6%	6.82
	2,072	13,098,168	$216,235	100.0%	100.0%	$16.51

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

We believe the percentage of leases expiring annually over the next five years may allow us to capture an appropriate portion of potential market rent increases while allowing us to manage any potential re-leasing risk. For purposes of preparing the table, we have not assumed that un-exercised contractual lease options contained in our leases will in fact be exercised.
We have not experienced any tenant bankruptcies or receivable write-offs that have materially impacted our results of operations. Our retail business is not highly dependent on specific retailers nor is it subject to significant lease roll over concentration. We believe this minimizes risk to the platform from significant revenue variances over time.

The following table represents lease spread metrics for leases that commenced during the three months ended March 31, 2018 compared to expiring leases for the same or previous tenant in the same unit at the 81 retail properties in our multi-tenant retail platform. We had GLA totaling 690,496 square feet expiring during the three months ended March 31, 2018, of which 494,981 was rolled over. This achieved a retention rate of approximately 71.7%.

	No. of Leases Commenced as of Mar. 31, 2018	GLA SF	New Contractual Rent ($PSF) (b)	Prior Contractual Rent ($PSF) (b)	% Change over Prior Contract Rent (b)	Weighted Average Lease Term (Years)	Tenant Improve-ment Allowance ($PSF)	Lease Com-missions ($PSF)
All tenants
Comparable Renewal Leases (a)	67	502,442	$16.01	$15.50	3.3%	5.0	$0.22	$0.12
Comparable New Leases (a)	7	58,979	$16.68	$17.47	(4.5)%	1.3	$18.15	$7.12
Non-Comparable Renewal and New Leases	21	57,145	$24.88	N/A	N/A	8.9	$29.10	$7.94
Total	95	618,566	$16.08	$15.71	2.4%	5.8	$4.60	$1.51

Anchor tenants (leases over 10,000 square feet)
Comparable Renewal Leases (a)	12	350,051	$12.03	$11.55	4.2%	5.2	$0.14	$0.11
Comparable New Leases (a)	1	30,000	$6.67	$12.00	(44.4)%	10.2	$—	$1.50
Non-Comparable Renewal and New Leases	1	10,322	$10.34	N/A	N/A	10.3	$60.00	10.80
Total	14	390,373	$11.61	$11.58	0.3%	5.7	$1.71	$0.50

Non-anchor tenants (leases under 10,000 square feet)
Comparable Renewal Leases (a)	55	152,391	$25.15	$24.59	2.3%	4.5	$0.39	$0.16
Comparable New Leases (a)	6	28,979	$27.05	$23.13	17.0%	10.3	$36.95	$12.94
Non-Comparable Renewal and New Leases	20	46,823	$24.91	$19.33	N/A	8.6	$22.29	$7.32
Total	81	228,193	$25.45	$24.36	4.5%	6.1	$9.53	$3.25

(a)
Comparable lease is defined as a lease that meets all of the following criteria: same unit, square footage of unit remains unchanged or within 10% of prior unit square footage, consistent rent structure, and, for new leases, effective within one year of the prior tenant vacating.

(b)	Non-comparable leases are not included in totals.

Highlights for the three months ended March 31, 2018
Retail property sales and other disposals
During the three months ended March 31, 2018, we continued to execute on our strategy to opportunistically dispose of properties not located in our core markets or where we believe the properties values may have been maximized, which were as follows:

Property	MSA	Disposition Date	Gross Disposition Price	Square Feet
Sherman Town Center I & II	Dallas-Fort Worth, TX	January 9, 2018	$63,000	485,000
Grafton Commons	Milwaukee-Racine-Waukesha, WI	January 25, 2018	33,500	239,000
Lakeport Commons	Sioux City-Vermillion, IA-SD	March 8, 2018	31,000	283,000
			$127,500	1,007,000
In addition, the Company surrendered one retail property to the lender (in satisfaction of non-recourse debt) on March 21, 2018.
Joint Venture Activity
On February 28, 2018, IAGM disposed of one retail property, Bryant Square, for a gross disposition price of $38.0 million and recognized a loss on the sale of this retail property of $3.9 million. The Company recorded a loss to equity in (losses) earnings of $2.1 million related to the loss on sale of Bryant Square during the three months ended March 31, 2018.
Distribution Rate
During the three months ended March 31, 2018, our board of directors approved an increase to our annual distribution rate effective for the quarterly distribution paid in April 2018, from $0.0695 per share to $0.0716 per share, on an annualized basis.
Current Strategy and Outlook
For InvenTrust, the right properties mean open-air grocery anchored and necessity based power centers, and the right markets mean those with above average population, employment and wage growth. We believe these conditions create markets that are poised to experience increasing tenant demand for grocery anchored and necessity based retail centers which will then position us to capitalize on potential future rent increases while enjoying sustained occupancy at our centers. Using this criteria, we have identified 10-15 core markets within the metropolitan areas of Atlanta, Austin, Charlotte, Dallas-Fort Worth-Arlington, Denver, Houston, the greater Los Angeles and San Diego areas, suburban Washington D.C., Miami, Orlando, Raleigh-Durham, San Antonio and Tampa.
We have a coordinated program designed to increase rental income by maximizing re-development opportunities and identifying locations in our current multi-tenant retail platform where we can develop pad sites. We are continuing to work with our tenants to expand rentable square footage at select retail properties where demand warrants. In addition, due to our properties being both retail centers and community focal points, we are able to generate short term and specialty leasing opportunities which generate revenue from areas of the properties which are typically vacant.
Our grocery-anchored community and neighborhood centers attract consumers to our well-located properties, while our larger-format necessity-based power center retailers continue to adapt their business models to embrace omni-channel retail and appeal to consumers' continuing value focus. Our property management team is focused on enhancing the consumer shopping experience at our centers by maintaining strong tenant relationships, controlling expenses, and investing in sustainability programs at a number of our retail properties with initiatives such as LED lighting, trash recycling, water conservation and other programs to reduce energy consumption and expenses.
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

Results of Operations
Comparison of Results for the three months ended March 31, 2018 and 2017
This section describes and compares our results of operations for the three months ended March 31, 2018 and 2017 and reflects the results of our 67 wholly owned retail properties. We generate substantially all of our net income from property operations. All dollar amounts shown in tables are stated in thousands unless otherwise noted.

	Three months ended March 31,		Increase (Decrease)
	2018	2017		Variance
Income
Rental income	$46,553	$46,997	$(444)	(0.9)%
Tenant recovery income	15,708	13,733	1,975	14.4%
Other property income	579	464	115	24.8%
Other fee income	1,076	1,092	(16)	(1.5)%
Total income	63,916	62,286	1,630	2.6%

Expenses
General and administrative expenses	8,269	11,424	(3,155)	(27.6)%
Property operating expenses	9,267	8,074	1,193	14.8%
Real estate taxes	9,359	8,068	1,291	16.0%
Depreciation and amortization	24,830	22,998	1,832	8.0%
Provision for asset impairment	797	16,440	(15,643)	(95.2)%
Total expenses	52,522	67,004	(14,482)	(21.6)%
Operating income (loss)	11,394	(4,718)	16,112	(341.5)%
Interest and dividend income	427	2,170	(1,743)	(80.3)%
Gain on sale of investment properties, net	20,305	1,021	19,284	1,888.7%
Gain on extinguishment of debt	10,751	—	10,751	100.0%
Other income (expense)	264	(3,202)	3,466	(108.2)%
Interest expense	(6,642)	(7,421)	779	(10.5)%
Equity in (losses) earnings of unconsolidated entities	(2,041)	572	(2,613)	(456.8)%
Realized and unrealized investment (loss) income, net	(13)	14,530	(14,543)	(100.1)%
Income from continuing operations before income taxes	34,445	2,952	31,493	1,066.8%
Income tax expense	(213)	(282)	69	(24.5)%
Net income from continuing operations	34,232	2,670	31,562	1,182.1%
Net loss from discontinued operations	—	(574)	574	(100.0)%
Net income	$34,232	$2,096	$32,136	1,533.2%
Rental, Tenant Recovery and Other Property Income and Property Operating Expenses and Depreciation and Amortization
Rental income consists of basic monthly rent, straight-line rent adjustments, amortization of acquired above and below market leases and percentage rental income recorded pursuant to tenant leases. Tenant recovery income consists of contractual reimbursements for real estate taxes, common area maintenance costs, management fees, and insurance costs. Other property income consists of lease termination fees and other miscellaneous property income. Property operating expenses consist of recurring repair and maintenance, management fees, utilities, and insurance (most of which are recoverable from the tenant).
Income
Total income increased $1.6 million when comparing the three months ended March 31, 2018 to the same period in 2017 primarily as a result of an increase in income of $9.4 million related to nine properties acquired since January 1, 2017, an increase in income of $0.7 million from 59 properties classified as same property, and was offset by a decrease in income of $8.5 million related to 15 properties disposed of since January 1, 2017.

Property operating expenses and depreciation and amortization
Combined property operating expenses and depreciation and amortization increased $3.0 million when comparing the three months ended March 31, 2018 to the same period in 2017 primarily as a result of an increase in expense of $6.3 million related to nine properties acquired since January 1, 2017, an increase in expense of $1.0 million from 59 properties classified as same property, and was offset by a decrease in expense of $4.3 million related to 15 properties disposed of since January 1, 2017.
Other fee income
Other fee income consists of income earned from property management, asset management, leasing commissions and other fees earned from providing services to our joint venture partnerships. Other fee income remained flat when comparing the three months ended March 31, 2018 and 2017 as the IAGM portfolio remained largely unchanged period over period. The disposition of Bryant Square on February 28, 2018 is expected to decrease other fee income in future periods.
Real estate taxes
Real estate taxes increased $1.3 million when comparing the three months ended March 31, 2018 to the same period in 2017 primarily as a result of an increase in real estate tax expense of $1.8 million related to nine properties acquired since January 1, 2017, an increase in real estate expense of $1.6 million from 59 properties classified as same property, and was offset by a decrease in real estate tax expense of $2.1 million related to 15 properties disposed of since January 1, 2017.
Provision for asset impairment
During the three months ended March 31, 2018, we recorded a provision for asset impairment of $0.8 million on one property based on an executed contract. During the three months ended March 31, 2017, we identified certain retail properties which had a reduction in the expected holding period. Our estimated fair value relating to these properties' impairment analyses was based on broker opinions of value and letters of intent. As a result of these analyses, we recorded a provision for asset impairment of $16.4 million on three retail properties.
General and administrative expenses
General and administrative expenses decreased $3.2 million when comparing the three months ended March 31, 2018 to the same period in 2017. This decrease is a result of being a more focused company with a smaller operating platform and a continued focus on reducing general and administrative expenses.
Interest and dividend income
Interest and dividend income decreased $1.7 million when comparing the three months ended March 31, 2018 to the same period in 2017 primarily as a result of increased sales of our marketable securities portfolio since January 1, 2017. Our investment in marketable securities has decreased by approximately $105.9 million, from $110.6 million as of March 31, 2017 to $4.7 million as of March 31, 2018.
Gain on sale of investment properties, net
During the three months ended March 31, 2018, the Company recognized a net gain on sale of $18.3 million related to three retail properties, a gain on transfer of asset of $1.8 million related to the surrender of Stonecrest Marketplace, a retail property surrendered to the lender in satisfaction of non-recourse debt, and a gain on sale of $0.2 million related to the completion of a partial condemnation at a retail property. Gain on sale of investment properties of $1.0 million for the three months ended March 31, 2017 reflects a gain on the sale of one retail property.
Gain on extinguishment of debt
During the three months ended March 31, 2018, we surrendered one retail property to the lender (in satisfaction of non-recourse debt) and recognized a gain on debt extinguishment of $10.8 million related to this transaction.
Other income (expense)
Other expense for the three months ended March 31, 2017 of $3.2 million is primarily attributed to an accrued loss contingency of $3.0 million related to punitive damages levied against the Company during the period. The matter was later resolved and resulted in a total loss of $0.6 million to the Company during the year ended December 31, 2017.

Interest expense
Interest expense decreased $0.8 million when comparing the three months ended March 31, 2018 to the same period in 2017 primarily as a result of the payoff of mortgage debt at disposal of three retail properties since January 1, 2017.
Equity in (losses) earnings of unconsolidated entities
Equity in earnings of unconsolidated entities decreased $2.6 million when comparing the three months ended March 31, 2018 to the same period in 2017 primarily as a result of $3.9 million in losses recognized by IAGM on the sale of Bryant Square.
Realized and unrealized investment (loss) income, net
Our investment in marketable securities has decreased by approximately $105.9 million, from $110.6 million as of March 31, 2017 to $4.7 million as of March 31, 2018. As a result of owning fewer securities during the three months ended March 31, 2018, realized and unrealized investment (loss) income, net, decreased by $14.5 million when comparing the three months ended March 31, 2018 to the same period in 2017.
Net income from discontinued operations
Net income from discontinued operations for the three months ended March 31, 2017 is primarily related to operating activity of Worldgate Plaza, a non-core office property sold on August 30, 2017.

Net operating income
We evaluate the performance of our wholly owned retail properties based on NOI and modified NOI. Modified NOI reflects the income from operations excluding lease termination income and GAAP rent adjustments (such as straight-line rent and above/below market lease amortization). We believe NOI, modified NOI, same-property modified NOI, and modified NOI from other investment properties, which are supplemental non-GAAP financial measures, provide added comparability across periods when evaluating the financial condition and operating performance that is not readily apparent from "Operating income (loss)" or "Net income" in accordance with GAAP.
Comparison of Same-Property Results for the three months ended March 31, 2018 and 2017
A total of 59 of our wholly owned retail properties met our same-property criteria for the three months ended March 31, 2018 and 2017. Modified NOI from other investment properties in the table below for the three months ended March 31, 2018 and 2017 includes retail properties that did not meet our same-property criteria, including retail properties acquired in 2018 and 2017, and retail properties sold in 2018 and 2017. The following tables represent the reconciliation of net income, the most directly comparable GAAP measure, to same-property modified NOI, and the components of same-property modified NOI, for the three months ended March 31, 2018 and 2017.

	Three months ended March 31,		Increase (Decrease)
	2018	2017		Variance
Net income	$34,232	$2,096	$32,136	1,533.2%
Adjustments to reconcile to same-property modified NOI
Net loss from discontinued operations	—	574	(574)	(100.0)%
Income tax expense	213	282	(69)	(24.5)%
Realized and unrealized investment loss (income), net	13	(14,530)	14,543	(100.1)%
Equity in losses (earnings) of unconsolidated entities	2,041	(572)	2,613	(456.8)%
Interest expense	6,642	7,421	(779)	(10.5)%
Other (income) expense	(264)	3,202	(3,466)	(108.2)%
Gain on extinguishment of debt	(10,751)	—	10,751	100.0%
Gain on sale and transfer of investment properties, net	(20,305)	(1,021)	19,284	1,888.7%
Interest and dividend income	(427)	(2,170)	(1,743)	80.3%
Provision for asset impairment	797	16,440	(15,643)	(95.2)%
Depreciation and amortization	24,830	22,998	1,832	8.0%
General and administrative expenses	8,269	11,424	(3,155)	(27.6)%
Other fee income	(1,076)	(1,092)	(16)	(1.5)%
Adjustments to modified NOI (a)	(2,675)	(2,018)	(657)	32.6%
Total modified NOI	41,539	43,034	(1,495)	(3.5)%
Modified NOI from other investment properties	9,977	9,665	312	3.2%
Same-property modified NOI	$31,562	$33,369	$(1,807)	(5.4)%

(a)	Adjustments to modified NOI include elimination of termination fee income and GAAP rent adjustments (such as straight-line rent and above/below market lease amortization).
Comparison of the components of same-property modified NOI for the three months ended March 31, 2018 and 2017.

	Three months ended March 31,		Increase (Decrease)
	2018	2017		Variance
Rental income	$34,184	$34,465	$(281)	(0.8)%
Tenant recovery income	11,612	10,665	947	8.9%
Other property income	492	419	73	17.4%
	46,288	45,549	739	1.6%
Property operating expenses	7,336	6,352	984	15.5%
Real estate taxes	7,390	5,828	1,562	26.8%
	14,726	12,180	2,546	20.9%
Same-property modified NOI	$31,562	$33,369	$(1,807)	(5.4)%
Same-property modified NOI decreased $1.8 million when comparing the three months ended March 31, 2018 to the same period in 2017, primarily as a result of $0.9 million attributed to slower leasing velocity at certain properties, and an increase of $0.4 million in bad debt expense for the three months ended March 31, 2018.

Liquidity and Capital Resources
As of March 31, 2018, we had $292.6 million of cash and cash equivalents. We continually evaluate the economic and credit environment and its impact on our business. We believe we are appropriately positioned to have significant liquidity to continue executing our strategy.
Capital Expenditures and Re-Development Activity
The following table summarizes capital resources used in direct and indirect costs incurred through re-development and leasing activities at the Company’s properties owned during the three months ended March 31, 2018. These costs are classified as cash used in capital expenditures and tenant improvements on the condensed consolidated statements of cash flows for the three months ended March 31, 2018.

	Development		Re-development		Leasing		Total
Direct costs	$956	(a)	$1,117	(c)	$1,779	(e)	$3,852
Indirect costs	66	(b)	275	(d)	—		341
Total	$1,022		$1,392		$1,779		$4,193

(a)	Direct development costs relate to construction of buildings at two of our retail properties.

(b)	Indirect development costs relate to the capitalized payroll attributed to the improvements of two of our retail properties.

(c)	Direct re-development costs relate to capitalized expenditures, including those attributed to the improvement of our retail properties.

(d)	Indirect re-development costs relate to the capitalized payroll attributed to improvements of our retail properties.

(e)	Direct leasing costs relate to improvements to a tenant space that are either paid directly or reimbursed to the tenants.
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
Approximately $23.0 million of mortgages payable held by IAGM is recourse to us and matures in 2018. IAGM plans to address its upcoming 2018 debt maturities by refinancing the existing debt and paying down a portion of the debt using cash on hand.  However, there is no assurance that the joint venture will be able to refinance the existing debt to address the upcoming maturities.
Long-Term Liquidity and Capital Resources
Our objectives are to maximize revenue generated by our multi-tenant retail platform, to further enhance the value of our retail properties to produce attractive current yield and long-term risk-adjusted returns for our stockholders and to generate sustainable and predictable cash flow from our operations to distribute to our stockholders. We are seeking to increase our operating cash flows over time through the execution of our strategy.
Our board of directors approved an increase to our annual distribution rate effective for the quarterly distribution paid in April 2018. As we execute on our retail strategy, our board has been and will continue evaluating our distribution rate and, if the board deems appropriate, adjust the rate to take into account our progress in refining and balancing our multi-tenant retail platform.
Our primarily sources and uses of capital are as follows:
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
Distributions
We declared cash distributions to our stockholders during the period from January 1, 2018 to March 31, 2018 totaling $13.9 million. During the three months ended March 31, 2018, we paid cash distributions of $13.4 million. As we execute on our retail strategy, our board has been and expects to continue evaluating our distribution rate on a periodic basis. See "Current Strategy and Outlook" for more information regarding our retail strategy.
Borrowings
Mortgages payable, maturities
As of March 31, 2018, scheduled maturities for the Company's outstanding mortgage indebtedness occur through September 2025, as follows:

	Maturities during the year ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Mortgages payable	$66,192	$—	$41,000	$12,760	$68,027	$144,651	$332,630
Credit agreements, maturities
As of March 31, 2018, the Company had the following borrowings outstanding under its term loan credit facility:

	Aggregate Principal Balance	Interest Rate	Maturity Date
Unsecured term loan credit facility, 5 year - swapped to fixed rate (a)	$90,000	2.6510%	January 15, 2021
Unsecured term loan credit facility, 5 year - swapped to fixed rate (b)	60,000	2.6525%	January 15, 2021
Unsecured term loan credit facility, 5 year - variable rate (c)	50,000	2.9642%	January 15, 2021
Unsecured term loan credit facility, 7 year - variable rate (d)	100,000	3.2642%	November 5, 2022
Total unsecured term loans	$300,000

(a)
The Company swapped $90.0 million of variable rate debt at an interest rate of 1-Month LIBOR plus 1.3% to a fixed rate of 2.6510%. The swap has an effective date of December 10, 2015, a termination date of December 1, 2019, and a notional amount of $90.0 million.

(b)
The Company swapped $60.0 million of variable rate debt at an interest rate of 1-Month LIBOR plus 1.3% to a fixed rate of 2.6525%. The swap has an effective date of December 10, 2015, a termination date of December 1, 2019, and a notional amount of $60.0 million.

(c)	Interest rate reflects 1-Month LIBOR plus 1.3% as of March 31, 2018 and December 31, 2017.

(d)	Interest rate reflects 1-Month LIBOR plus 1.6% as of March 31, 2018 and December 31, 2017.

Summary of Cash Flows

	Three months ended March 31,		Change
	2018	2017
Cash provided by operating activities	$27,317	$26,491	$826
Cash provided by (used in) investing activities	114,272	(152,975)	267,247
Cash used in financing activities	(13,902)	(11,946)	(1,956)
(Decrease) increase in cash and cash equivalents	127,687	(138,430)	266,117
Cash and cash equivalents, at beginning of period	171,878	422,225	(250,347)
Cash and cash equivalents, at end of period	$299,565	$283,795	$15,770
Operating activities
Cash provided by operating activities of $27.3 million and $26.5 million for the three months ended March 31, 2018 and 2017, respectively, was generated primarily from operating income from property operations and operating distributions from unconsolidated entities. Cash provided by operating activities increased $0.8 million when comparing the three months ended March 31, 2018 to the same period in 2017 as a result of the acquisition of nine properties and was offset by the disposal of fifteen properties since January 1, 2017.
Investing activities
Cash provided by investing activities of $114.3 million for the three months ended March 31, 2018 was primarily a result of proceeds from sale of investment properties of $119.8 million related to the disposal of three retail properties. These proceeds were offset by cash used for capital expenditures and tenant improvements of $3.2 million and lease commissions and other leasing costs of $1.4 million.
Cash used in investing activities of $153.0 million for the three months ended March 31, 2017 was primarily a result of cash used in the acquisition of three retail properties of $233.1 million and was offset by cash proceeds from the sale of marketable securities of $57.9 million and cash proceeds from the sale of one retail property of $28.5 million.
Financing activities
Cash used in financing activities of $13.9 million for the three months ended March 31, 2018 was primarily the result of cash used to pay distributions of $13.4 million and principal payments of mortgage debt of $0.5 million.
Cash used in financing activities of $11.9 million for the three months ended March 31, 2017 was primarily a result of cash used to pay distributions of $13.0 million and was offset by the return of $1.7 million in cash used to fund our 2016 tender offer as described in our Annual Report.
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
Contractual Obligations
We have debt obligations related to our mortgage loans, credit facility, term loan, and interest rate swap obligations as described in "Note 8. Debt" in the Condensed Consolidated Financial Statements. In addition, we have one retail property subject to a long term ground lease where a third party owns the underlying land and has leased it to us for our use. Our unconsolidated entities have third party mortgage debt of $312.2 million as of March 31, 2018, of which approximately $23.0 million is recourse to the Company, as described in "Note 6. Investment in Consolidated and Unconsolidated Entities" in the Condensed Consolidated Financial Statements. It is anticipated that our unconsolidated entities will be able to repay or refinance all of their debt on a timely basis.

The table below presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations and lease agreements as of March 31, 2018. The table excludes recorded third party debt associated with our unconsolidated entities and recorded debt premiums and discounts that are not obligations.

	Payments due by year ending December 31,
	2018 (a)	2019	2020	2021	2022	Thereafter	Total
Long term debt:
Fixed rate (b)	$66,192	$—	$41,000	$162,760	$68,027	$144,651	$482,630
Variable rate	—	—	—	50,000	100,000	—	150,000
Interest	18,085	23,638	22,447	14,912	10,815	7,497	97,394
Total long term debt	84,277	23,638	63,447	227,672	178,842	152,148	730,024
Operating lease obligations (c)	487	596	500	464	468	1,539	4,054
Grand total	$84,764	$24,234	$63,947	$228,136	$179,310	$153,687	$734,078

(a)	Fixed rate long term debt shown in this column includes one loan in default with an aggregate carrying value of $6.6 million which matured during the year ended December 31, 2017.

(b)	Includes $150.0 million of variable rate unsecured term loan credit facility debt that has been swapped to a fixed rate as of March 31, 2018.

(c)	Includes leases on corporate office spaces and a long term ground lease on one underlying retail property.
Off Balance Sheet Arrangements
We do not have material off-balance sheet arrangements, financings, or relationships with unconsolidated entities not previously disclosed.

Selected Financial Data
The following table shows selected financial data relating to our condensed consolidated historical financial condition and results of operations required by Item 301 of Regulation S-K. Such selected data should be read in conjunction with "Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the condensed consolidated financial statements and related notes appearing elsewhere in this report (dollar amounts are stated in thousands, except share per share amounts).

	As of
	March 31, 2018	December 31, 2017
Balance Sheet Data:
Total assets	$2,675,238	$2,698,604
Debt, net	$629,846	$667,861

	Three months ended March 31,
	2018	2017
Operating Data:
Total income	$63,916	$62,286
Total interest and dividend income	$427	$2,170
Net income	$34,232	$2,096
Net income per common share, basic and diluted	$0.04	$0.00
Common Stock Distributions:
Distributions declared on common stock	$13,860	$13,436
Distributions paid to common stockholders	$13,441	$13,041
Distributions declared per weighted average common share	$0.02	$0.02
Distributions paid per weighted average common share	$0.02	$0.02
Supplemental Non-GAAP Measures:
Funds from operations (a)	$43,694	$43,785
Modified net operating income (b)	$41,539	$43,034
Cash Flow Data:
Net cash provided by operating activities	$27,317	$26,491
Net cash provided by (used in) investing activities	$114,272	$(152,975)
Net cash used in financing activities	$(13,902)	$(11,946)
Other Information:
Weighted average number of common shares outstanding, basic and diluted	774,311,254	773,316,262

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
The Company believes that FFO is a useful measure of properties' operating performance because FFO excludes non-cash items from GAAP net income. FFO is neither intended to be a substitute to "net income" nor to "cash flows from operating activities" as determined by GAAP. Other REITs may use alternative methodologies for calculating similarly titled measures, which may not be comparable to the Company's calculation of NAREIT FFO Applicable to Common Shares. FFO is calculated as follows (dollar amounts are stated in thousands):

	Three months ended March 31,
	2018	2017
Net income	$34,232	$2,096
Add:
Depreciation and amortization related to investment properties	23,342	22,864
Our share of depreciation and amortization related to investment in unconsolidated entities	3,110	3,406
Provision for asset impairment, continuing operations	797	16,440
Provision for asset impairment recognized in equity in earnings of unconsolidated entities	370	—
Our share of losses from sales reflected in equity in earnings of unconsolidated entities	2,148	—
Less:
Gains from property sales and transfer of assets, net	20,305	1,021
FFO Applicable to Common Shares	$43,694	$43,785
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

	Three months ended March 31,
	2018	2017
Amortization of above and below market leases, net	$1,537	$1,641
Amortization of mark to market debt, (premium) and discount, net	(50)	34
Gain on extinguishment of debt, continuing operations	10,751	—
Straight-line rental income adjustment	1,113	342
Stock-based compensation expense	868	1,008

(b)
The Company believes modified NOI provides comparability across periods when evaluating financial condition and operating performance. Modified NOI reflects the income from operations excluding lease termination income and GAAP rent adjustments (such as straight line rent and above/below market lease amortization). NOI excludes interest expense, depreciation and amortization, general and administrative expenses, and other investment income from corporate investments.

The following table reflects a reconciliation of total modified NOI to the net income attributable to the Company on the condensed consolidated statements of operations and comprehensive income (loss), the most comparable GAAP measure, for the three months ended March 31, 2018 and 2017 (dollar amounts are stated in thousands).

	Three months ended March 31,
	2018	2017
Net income	$34,232	$2,096
Adjustments to reconcile to total modified NOI
Net loss from discontinued operations	—	574
Income tax expense	213	282
Realized and unrealized investment (loss) income, net	13	(14,530)
Equity in (losses) earnings of unconsolidated entities	2,041	(572)
Interest expense	6,642	7,421
Other income (expense)	(264)	3,202
Gain on extinguishment of debt	(10,751)	—
Gain on sale and transfer of investment properties, net	(20,305)	(1,021)
Interest and dividend income	(427)	(2,170)
Provision for asset impairment	797	16,440
Depreciation and amortization	24,830	22,998
General and administrative expenses	8,269	11,424
Other fee income	(1,076)	(1,092)
Adjustments to modified NOI (i)	(2,675)	(2,018)
Total modified NOI	$41,539	$43,034

(i)	Includes adjustments for elimination of termination fee income and GAAP rent adjustments (such as straight-line rent and above/below market lease amortization).

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. We are also subject to market risk associated with our marketable securities investments.
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of March 31, 2018, our debt included an outstanding variable rate term loan of $150.0 million, which has been swapped to a fixed rate as of March 31, 2018. If market rates of interest on all of the floating rate debt as of March 31, 2018 permanently increased by 1%, the annual increase in interest expense on the floating rate debt would decrease future earnings and cash flows by $1.5 million. If market rates of interest on all of the floating rate debt as of March 31, 2018 permanently decreased by 1%, the annual decrease in interest expense on the floating rate debt would increase future earnings and cash flows by $1.5 million.
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
As of March 31, 2018, we had $150.0 million of variable rate debt on the 5-year tranche of our unsecured term loan credit facility with interest based on LIBOR that has been swapped to fixed rate debt through two interest rate swaps. The following table summarizes those interest rate swap contracts:

Variable Rate Debt Swapped to Fixed Rate	Effective Date	Termination Date	Bank Pays Variable Rate of	InvenTrust Pays Fixed Rate of	Notional Amount as of March 31, 2018	Fair Value as of
						March 31, 2018	December 31, 2017
5 year - fixed portion	12/10/2015	12/1/2019	1-Month LIBOR + 1.3%	2.6510%	$90,000	$1,404	$1,003
5 year - fixed portion	12/10/2015	12/1/2019	1-Month LIBOR + 1.3%	2.6525%	60,000	933	667
Total 5 year, fixed portion					$150,000	$2,337	$1,670
The resulting mark-to-market gains or losses resulting from marking-to-market these derivatives at the end of each reporting period are recognized as an increase or decrease in interest expense on our condensed consolidated statements of operations and comprehensive income (loss).
Equity Price Risk
We are exposed to equity price risk as a result of our investments in marketable equity securities. As of January 1, 2018, an impairment assessment is no longer required for our investment in marketable securities. We incurred no impairments on our investment in marketable securities for the three months ended March 31, 2017.

We believe that our investments will continue to generate dividend income and we could continue to recognize gains on sale. However, due to general economic and credit market uncertainties it is difficult to project how our marketable equity securities portfolio will perform for the remainder of 2018 and beyond. Although it is difficult to project what factors may affect the prices of marketable securities and how much the effect might be, the table below illustrates the impact of what a 10% increase and decrease in the price of the equities portfolio held by us would have as of March 31, 2018.

	Cost	Fair Value	Fair Value after Hypothetical 10% Decrease in Market Value	Fair Value after Hypothetical 10% Increase in Market Value
Equity securities	$4,189	$4,416	$3,974	$4,858
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, including our principal executive officer and our principal financial officer evaluated, as of March 31, 2018, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2018, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.
Item 6. Exhibits

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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed with the SEC on May 15, 2018, is formatted in Extensible Business Reporting Language ("XBRL"): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).

* Filed as part of this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InvenTrust Properties Corp.

Date:	May 15, 2018
By:	/s/ Thomas P. McGuinness

Name:	Thomas P. McGuinness
Title:	President and Chief Executive Officer (Principal Executive Officer)

Date:	May 15, 2018
By:	/s/ Michael E. Podboy

Name:	Michael E. Podboy
Title:	Executive Vice President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer)