Form 10-Q
period 2018-06-30
InvenTrust Properties Corp.
filed 2018-08-09
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒
As of August 1, 2018 there were 774,449,147 shares of the registrant’s common stock outstanding.

InvenTrust Properties Corp.

Quarterly Report on Form 10-Q
For the quarterly period ended June 30, 2018

- i-

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of
	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Investment properties
Land	$599,261	$628,487
Building and other improvements	1,806,351	1,887,598
Construction in progress	4,091	4,975
Total	2,409,703	2,521,060
Less accumulated depreciation	(316,395)	(348,337)
Net investment properties	2,093,308	2,172,723
Cash and cash equivalents	185,703	162,747
Restricted cash	27,840	9,131
Investment in marketable securities	1,371	4,758
Investment in unconsolidated entities	188,447	180,764
Intangible assets, net	114,420	115,411
Accounts and rents receivable (net of allowance of $1,725 and $1,266)	26,099	30,522
Deferred costs and other assets, net	20,562	22,548
Total assets	$2,657,750	$2,698,604

Liabilities
Debt, net	$590,336	$667,861
Accounts payable and accrued expenses	31,477	37,798
Distributions payable	13,863	13,441
Intangible liabilities, net	51,271	53,532
Other liabilities	20,590	20,250
Total liabilities	707,537	792,882
Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 774,449,147 shares issued and outstanding as of June 30, 2018 and 774,293,197 shares issued and outstanding at December 31, 2017, respectively	773	773
Additional paid-in capital	5,683,208	5,681,912
Distributions in excess of accumulated net income	(3,736,205)	(3,778,908)
Accumulated comprehensive income	2,437	1,945
Total stockholders' equity	1,950,213	1,905,722
Total liabilities and stockholders' equity	$2,657,750	$2,698,604
See accompanying notes to condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Income
Rental income	$45,043	$46,341	$91,596	$93,338
Tenant recovery income	15,068	14,086	30,776	27,819
Other property income	739	624	1,318	1,088
Other fee income	924	1,102	2,000	2,194
Total income	61,774	62,153	125,690	124,439

Expenses
General and administrative expenses	8,720	11,009	16,989	22,433
Property operating expenses	8,747	8,273	18,014	16,347
Real estate taxes	9,671	9,099	19,030	17,167
Depreciation and amortization	23,254	22,876	48,084	45,874
Provision for asset impairment	—	—	797	16,440
Total expenses	50,392	51,257	102,914	118,261
Operating income	11,382	10,896	22,776	6,178
Interest and dividend income	722	745	1,149	2,915
Gain on sale of investment properties, net	17,960	13,360	38,265	14,381
(Loss) gain on extinguishment of debt, net	(55)	882	10,697	882
Other income (expense)	231	(79)	494	(3,282)
Interest expense	(6,451)	(7,786)	(13,093)	(15,207)
Equity in (losses) earnings of unconsolidated entities	(711)	675	(2,752)	1,247
Realized and unrealized investment income, net	236	16,339	223	30,869
Income from continuing operations before income taxes	23,314	35,032	57,759	37,983
Income tax expense	(151)	(231)	(364)	(513)
Net income from continuing operations	23,163	34,801	57,395	37,470
Net loss from discontinued operations	—	(881)	—	(1,454)
Net income	$23,163	$33,920	$57,395	$36,016

Weighted average number of common shares outstanding, basic and diluted	774,391,881	773,381,165	774,351,790	773,348,893
Net income per common share, from continuing operations, basic and diluted	$0.03	$0.04	$0.07	$0.05
Net income per common share, from discontinued operations, basic and diluted	$—	$0.00	$—	$0.00
Net income per common share, basic and diluted	$0.03	$0.04	$0.07	$0.05

Distributions declared per common share outstanding	$0.02	$0.02	$0.04	$0.03
Distributions paid per common share outstanding	$0.02	$0.02	$0.04	$0.03
Comprehensive income (loss)
Net income	$23,163	$33,920	$57,395	$36,016
Unrealized gain (loss) on investment securities	—	2,907	—	(17,664)
Unrealized gain (loss) on derivatives	316	(182)	1,076	315
Reclassification for amounts recognized in net income	(216)	(16,339)	(309)	(30,869)
Comprehensive income (loss)	$23,263	$20,306	$58,162	$(12,202)
See accompanying notes to condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Equity
(Unaudited)

(in thousands, except share amounts)

	Number of Shares	Common Stock		Additional Paid-in Capital	Distributions in excess of accumulated net income	Accumulated Comprehensive Income	Total

Beginning balance, January 1, 2017	773,304,997	$773		$5,676,639	$(3,786,943)	$59,059	$1,949,528
Net income	—	—		—	36,016	—	36,016
Unrealized loss on investment securities	—	—		—	—	(17,664)	(17,664)
Unrealized gain on derivatives	—	—		—	—	315	315
Reclassification for amounts recognized in net income	—	—		—	—	(30,869)	(30,869)
Distributions declared	—	—		—	(26,876)	—	(26,876)
Stock-based compensation, net	205,085	—		1,690	—	—	1,690
Refund of excess funds associated with 2016 tender offer	—	—	—	1,929	—	—	1,929
Ending balance, June 30, 2017	773,510,082	$773		$5,680,258	$(3,777,803)	$10,841	$1,914,069

Beginning balance, January 1, 2018	774,293,197	773	$5,681,912	$(3,778,908)	$1,945	$1,905,722
Impact of ASU No. 2016-01 (a)	—	—	—	275	(275)	—
Impact of ASU No. 2017-05 (a)	—	—	—	12,756	—	12,756
Adjusted balance at January 1, 2018	774,293,197	773	5,681,912	(3,765,877)	1,670	1,918,478
Net income	—	—	—	57,395	—	57,395
Unrealized gain on derivatives	—	—	—	—	1,076	1,076
Reclassification for amounts recognized in net income	—	—	—	—	(309)	(309)
Distributions declared	—	—	—	(27,723)	—	(27,723)
Stock-based compensation, net	155,950	—	1,296	—	—	1,296
Ending balance, June 30, 2018	774,449,147	$773	$5,683,208	$(3,736,205)	$2,437	$1,950,213

(a)	See Note 2. Recently Issued Accounting Pronouncements Adopted.

See accompanying notes to condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$57,395	$36,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,166	46,838
Amortization of above and below-market leases, net	(2,830)	(2,964)
Amortization of debt premiums, discounts and financing costs	544	668
Straight-line rental income	(2,243)	(1,125)
Provision for asset impairment	797	16,440
Gain on sale of investment properties, net	(38,265)	(14,381)
Gain on extinguishment of debt, net	(10,697)	(882)
Equity in losses (earnings) of unconsolidated entities	2,752	(1,247)
Distributions from unconsolidated entities	3,880	351
Realized and unrealized investment income, net	(223)	(30,869)
Non-cash share based compensation, net	2,084	2,411
Changes in assets and liabilities:
Accounts and rents receivable	2,310	190
Deferred costs and other assets	3,070	1,140
Accounts payable and accrued expenses	(2,431)	(4,642)
Other liabilities	963	12,315
Net cash provided by operating activities	65,272	60,259
Cash flows from investing activities:
Purchase of investment properties	(143,216)	(216,692)
Acquired in-place and market lease intangibles, net	(8,544)	(17,651)
Capital expenditures and tenant improvements	(9,433)	(13,025)
Investment in development projects	(1,650)	—
Proceeds from sale and transfer of investment properties, net	186,778	96,468
Proceeds from sale of marketable securities, net	3,610	136,696
Contributions to unconsolidated entities	(1,841)	(3,189)
Distributions from unconsolidated entities	282	600
Lease commissions and other leasing costs	(3,526)	(1,759)
Other assets	(167)	688
Other liabilities	486	(994)
Net cash provided by (used in) investing activities	22,779	(18,858)
Cash flows from financing activities:
Distributions	(27,301)	(26,477)
Refund received of excess funds associated with 2016 tender offer	—	1,929
Payoffs of debt	(16,100)	—
Debt prepayment penalties	(1,617)	—
Principal payments of mortgage debt	(939)	(623)
Payment of loan fees and deposits	(429)	(293)
Net cash used in financing activities	(46,386)	(25,464)
Net increase in cash, cash equivalents, and restricted cash	41,665	15,937
Cash, cash equivalents, and restricted cash at beginning of period	171,878	417,325
Cash, cash equivalents, and restricted cash at end of period	$213,543	$433,262

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)

	Six months ended June 30,
	2018	2017
Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$185,703	$366,237
Restricted cash	27,840	67,025
Cash, cash equivalents, and restricted cash at end of period	$213,543	$433,262

Supplemental disclosure and schedules:
Cash flow disclosure, including non-cash activities:
Cash paid for interest	$12,650	$16,257
Cash paid for income taxes, net of refunds of $140 and $539	$979	$344
Distributions payable	$13,863	$13,440
Recognition of partially deferred gains on property sales	$12,756	$—
Accrued capital expenditures and tenant improvements	$2,224	$1,235
Accrued investment in development projects	$21	$—
Accrued lease commissions and other leasing costs	$397	$276

Purchase of investment properties:
Net investment properties	$143,644	$263,188
Accounts receivable, lease intangibles, and deferred costs and other assets	13,567	26,089
Accounts payable, lease intangibles, and other liabilities	(5,451)	(8,960)
Assumption of mortgage debt	—	(41,717)
Cash outflow for purchase of investment properties	151,760	238,600
Assumption of mortgage principal	—	41,000
Capitalized acquisition costs	(200)	(1,168)
Construction escrow accounts	278	10,565
Credits and other changes in cash outflow, net	462	903
Gross acquisition price of investment properties	$152,300	$289,900

Sale and transfer of investment properties:
Net investment properties	$198,586	$85,359
Accounts receivable, lease intangibles, and deferred costs and other assets	7,517	1,885
Accounts payable, lease intangibles, and other liabilities	(9,102)	(2,687)
Debt extinguished through transfer of properties	(44,331)	(3,352)
Debt extinguished through disposition of properties	(14,854)	—
Gain on sale and transfer of investment properties, net	38,265	14,381
Gain on extinguishment of debt, net	10,697	882
Cash inflow from sale and transfer of investment properties, net	186,778	96,468
Assumption of mortgage principal	16,600	—
Surrender of mortgage escrows for transferred properties	2,160	216
Credits and other changes in cash inflow, net	7,412	2,646
Gross disposition price of investment properties	$212,950	$99,330

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
1. Organization
The Company was incorporated as Inland American Real Estate Trust, Inc. in October of 2004 as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust ("REIT") for federal tax purposes. The Company is taxed and operates in a manner that will allow the Company to continue to qualify as a REIT for U.S. federal income tax purposes. So long as it maintains its qualification as a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that is distributed to stockholders. If the Company fails to continue to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to U.S. federal and state income tax on its taxable income at regular corporate tax rates and would not be able to re-elect REIT status during the four years following the year of the failure.
The Company changed its name to InvenTrust Properties Corp. in April of 2015. The Company was formed to own, manage, acquire, and develop a diversified portfolio of commercial real estate located throughout the United States and to own properties in development and partially own properties through joint ventures, and to own investments in marketable securities and other assets. The Company is now solely focused on owning, managing, acquiring, and developing a multi-tenant retail platform. As used throughout this Quarterly Report, the terms "Company," "InvenTrust," "we," "us," or "our" mean InvenTrust Properties Corp. and its wholly owned and unconsolidated joint venture investments.
Unless otherwise noted, all amounts are stated in thousands, except share, per share, and per square foot. Any reference to number of properties, square feet, tenant and occupancy data are unaudited.
The accompanying condensed consolidated financial statements include the accounts of the Company, and all wholly owned subsidiaries and any consolidated variable interest entities (VIEs). Subsidiaries generally consist of limited liability companies (LLCs) and limited partnerships (LPs). All significant intercompany balances and transactions have been eliminated.
Each retail property is owned by a separate legal entity that maintains its own books and financial records, and each separate legal entity's assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in "Note 7. Debt."
As of June 30, 2018, the Company's assets consisted of 64 retail properties, including two retail properties classified as consolidated VIEs. As of June 30, 2017, the Company's assets consisted of 70 retail properties. In addition, as of June 30, 2018 and June 30, 2017, the Company had significant investments in two operating real estate joint ventures, one of which owns an interest in 14 and 15 retail properties, respectively, managed by the Company. The other joint venture owns land to be developed in Sacramento, California.
2. Basis of Presentation and Recently Issued Accounting Pronouncements
The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, judgments and assumptions are required in a number of areas, including, but not limited to, evaluating the impairment of long-lived assets, allocating the purchase price of acquired assets, determining the fair value of debt and evaluating the collectability of accounts receivable. The Company bases these estimates, judgments and assumptions on historical experience and various other factors that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Reclassifications
The Company has made certain reclassifications to the condensed consolidated statement of operations and comprehensive income (loss) for the three and six months ended June 30, 2017 to conform to the 2018 presentation, including a $912 and $1,827 reclassification, respectively, of certain payroll costs from general and administrative expenses to property operating expenses based on the determination by the Company that certain functions' activities were more directly associated with the operations of the retail properties than corporate-level activities.
In addition, upon the adoption of ASU No. 2016-18, Statement of Cash Flows, the Company has made certain reclassifications to the condensed consolidated statement of cash flows for the six months ended June 30, 2017 to conform to the 2018 presentation. For the six months ended June 30, 2017, the adoption resulted in a net $42,150 decrease in cash used in investing activities. The Company determined that the reflection of funds held in escrow for potential future property acquisitions as restricted cash most appropriately reflects the nature of the restrictions on the balances and underlying transactions; historically, the funds were recorded as deferred costs and other assets, net. This reclassification increased restricted cash on the condensed consolidated balance sheets by $0, $11,450 and $6,650 as of December 31, 2017, June 30, 2017 and December 31, 2016, respectively. As a result, the Company made certain reclassifications to the condensed consolidated statement of cash flows for the six months ended June 30, 2017 to conform to the 2018 presentation, including a $4,800 decrease in net cash used in investing activities resulting from the reclassification of funds held in escrow for potential future property acquisitions.
Recently Issued Accounting Pronouncements Adopted

Standard	Description	Date of adoption	Effect on the financial statements or other significant matter
ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and related updates
Under ASU No. 2014-09, an entity is required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those promised goods or services. The standard allows either a full or modified retrospective method of adoption.
January 2018
The Company adopted ASU No. 2014-09 and the related subsequent updates on a modified retrospective basis. The Company has included "Note 3. Revenue Recognition" to address the incremental disclosures pertaining to the new standard.

ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities
Under ASU No. 2016-01, equity investments are generally required to be measured at fair value with changes in fair value recognized in net income. Historically, changes in fair value were reported as a separate component of comprehensive income (loss) until realized.
		January 2018	The Company adopted ASU No. 2016-01 on a modified retrospective basis. The Company determined that this standard did not have a significant impact on the condensed consolidated financial statements.

ASU No. 2016-15, Statement of Cash Flows
ASU No. 2016-15 reduces existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows, including payment of debt extinguishment costs, settlement of zero-coupon bonds, insurance claim proceeds, and distributions from equity method investees.
		January 2018	The Company adopted ASU No. 2016-15 on a retrospective basis. The Company determined that this standard did not have a significant impact on the condensed consolidated financial statements.

ASU No. 2016-18, Statement of Cash Flows	ASU No. 2016-18 requires an entity to explain the changes in the combined total of restricted and unrestricted cash in the statement of cash flows.	January 2018
Upon the Company’s retrospective adoption, the Company includes amounts generally described as restricted cash and restricted cash equivalents with cash and cash equivalents. For the six months ended June 30, 2017, the adoption resulted in a net $42,150 decrease in net cash used in investing activities.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Recently Issued Accounting Pronouncements Adopted, continued

Standard	Description	Date of adoption	Effect on the financial statements or other significant matter
ASU No. 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)
ASU No. 2017-05, which adds guidance for partial sales of nonfinancial assets and clarifies the scope of Subtopic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets, applies to the derecognition of all nonfinancial assets (including real estate) for which the counterparty is not a customer. The new guidance requires an entity to derecognize a nonfinancial asset in a partial sale transaction when it ceases to have a controlling financial interest in the asset and has transferred control of the asset and generally requires the full gain be recognized.
January 2018
For property sales where the Company has no continuing involvement, there should be no change to the Company's timing of gain or loss recognition. For the six months ended June 30, 2018, the adoption resulted in deferred gains of $12,756 recognized through beginning distributions in excess of accumulated net income, as discussed in "Note 6. Investment in Consolidated and Unconsolidated Entities".

Recently Issued Accounting Pronouncements Not Yet Adopted

Standard	Description	Date of adoption	Effect on the financial statements or other significant matter
ASU No. 2016-02, Leases, (Topic 842) and related updates
ASU No. 2016-02 amends the existing guidance for lease accounting for both parties to a lease contract (i.e. lessees and lessors). ASU No. 2016-02 will be effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The new standard requires a modified retrospective transition method for all leases existing at the date of initial application, with an option to use certain practical expedients available.
January 2019
Due to the new standard’s narrowed definition of initial direct costs, the Company expects to expense as incurred certain lease origination costs currently capitalized and amortized to expense over the lease term. However, the Company does not believe this change will have a material impact on its condensed consolidated financial statements.

As a lessee, the Company believes the most significant change relates to the recognition of a new right-of-use asset and lease liability on the condensed consolidated balance sheets for its corporate office leases as well as one ground lease agreement. As a lessor, the Company believes that substantially all of the Company's leases will continue to be classified as operating leases under the new standard and will continue to record revenues from rental properties on a straight-line basis. The Company is continuing to evaluate the impact of this guidance, including the recent amendment to create a lessor practical expedient pertaining to the separation of lease and non-lease components, on the condensed consolidated financial statements and related disclosures.

ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities
ASU No. 2017-12 is intended to better align the results of cash flow and fair value hedge accounting with risk-management activities through changes to both the designation and measurement guidance for qualifying hedging relationships in the financial statements. The transition guidance provides the option of early adoption of the new standard using a modified retrospective transition method in any interim period, or alternatively requires adoption for fiscal years beginning after December 15, 2018.
January 2019
The Company is continuing to evaluate this guidance on the condensed consolidated financial statements but does not expect its adoption will have a significant impact on the condensed consolidated financial statements.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are either not relevant to the Company, or are not expected to have a material effect on the condensed consolidated financial statements of the Company.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. Revenue Recognition
As a result of the adoption of Topic 606, Revenue from Contracts with Customers ("Topic 606"), the Company has changed its accounting policy from Topic 605, Revenue Recognition, ("Topic 605") for revenue recognized through other fee income on the condensed consolidated statement of operations and comprehensive income (loss). The Company applied Topic 606 by recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of distributions in excess of accumulated net income on January 1, 2018. Therefore, the comparative period information has not been adjusted and continues to be reported under Topic 605. For the comparative period information reported under Topic 605, the Company recognized the fees as revenue when the related services were performed. The implementation of Topic 606 generally did not change the timing or pattern of revenue recognition for other fee income. As a result, the cumulative effect recognized in distributions in excess of accumulated net income on January 1, 2018 relating to other fee income is immaterial. The Company has elected to apply Topic 606 to new and existing contracts that are not completed contracts as of January 1, 2018.
The Company has changed its accounting policy regarding the sales of investment property in accordance with Subtopic 610-20. When a sale contract exists and the Company has transferred control of the investment property, the Company derecognizes the investment property and recognizes a gain or loss equal to the difference between the amount of consideration transferred and the carrying amount of the investment property. Historically, the Company recognized gains and losses from the sale of investment property at the time of sale using the full accrual method based on the criteria in Topic 360-20, Property, Plant and Equipment - Real Estate Sales.
The following table reflects the disaggregation of other fee income:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Property management fee	$637	$714	$1,365	$1,455
Asset management fee	259	304	562	607
Leasing commissions and other fees	28	84	73	132
Other fee income	$924	$1,102	$2,000	$2,194
Contract Balances
The Company recognizes revenue when it satisfies a performance obligation. These rights to consideration most often result in receivables that are settled through recurring monthly customer payments for the services provided over the term of the contract, which has a remaining original duration through 2023. The Company generally does not receive prepayments for services or recognize revenue prior to being legally entitled to payment from the customer. As a result, the Company generally does not record material contract assets or contract liabilities. The Company has receivables of $479 and $515 as of June 30, 2018 and December 31, 2017, respectively, which are included in deferred costs and other assets, net on the condensed consolidated balance sheets.
Property Management and Asset Management Fees
The Company earns property management and asset management fees from services provided to our joint venture partnerships. Property management and asset management fees are recognized over time as services are rendered. The bundled services of the property management performance obligation and asset management performance obligation each qualify as a series of distinct services satisfied over time. The variable consideration related to each of the performance obligations is recognized in each of the periods that directly relate to the Company's efforts to provide those services. Accordingly, the Company has elected the optional exemption provided by Topic 606 and does not disclose information about remaining wholly unsatisfied performance obligations. The uncertainty of the property management and asset management fees, which generally relate to the fluctuation in cash receipts from tenants and potential changes in equity capitalization, are resolved on a monthly basis. For certain services, the Company acts as an agent on behalf of the customer to arrange for performance by a third party. Based on the Company's judgment, both the underlying asset management service activities and the underlying property management service activities are not distinct but are inputs (or fulfillment activities) to provide the combined output (either the overall asset management service or the overall property management service).

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Leasing Commissions and Other Fees
The Company earns leasing commissions and other fees from services provided to our joint venture partnerships. Leasing commissions and other fees are recognized at a point in time consistent with the underlying service. The leasing performance obligation and other performance obligations are satisfied at the point in time which the customer is transferred control over and consumes the benefit of the service. The variable consideration related to each of the performance obligations is recognized in each of the periods that directly relate to the Company's efforts to provide those services. The uncertainty of the leasing commissions and other fees are resolved upon delivery of the underlying service.
4. Acquired Properties
The following table reflects the retail properties acquired, accounted for as asset acquisitions, during the six months ended June 30, 2018:

Property	MSA(a)	Acquisition Date	Gross Acquisition Price	Square Feet
PGA Plaza (b)	Miami-Fort Lauderdale-West Palm Beach, FL	May 16, 2018	$88,000	120,000
Kennesaw Marketplace (b)	Atlanta-Sandy Springs-Roswell, GA	May 30, 2018	64,300	117,000
			$152,300	237,000

(a)	Metropolitan Statistical Area (MSA), as defined by the United States Office of Management and Budget.

(b)	These acquisitions were made through two consolidated VIEs and used to facilitate an Internal Revenue Code Section 1031 tax-deferred exchange ("Reverse 1031 Exchange").
The following table summarizes the retail properties acquired, accounted for as asset acquisitions, during the six months ended June 30, 2017.

Property	MSA	Acquisition Date	Gross Acquisition Price	Square Feet
Campus Marketplace (a)	San Diego-Carlsbad, CA	January 6, 2017	$73,350	144,000
Paraiso Parc and Westfork Plaza	Miami-Fort Lauderdale-West Palm Beach, FL	February 1, 2017	163,000	393,000
The Shops at Town Center	Washington-Arlington-Alexandria, DC-VA-MD-WV	February 21, 2017	53,550	125,000
			$289,900	662,000

(a)
As part of this acquisition, the Company assumed mortgage debt of $41,717 as reported within non-cash financing activities on the condensed consolidated statement of cash flows for the six months ended June 30, 2017.

The Company incurred transaction costs of $200 during the three and six months ended June 30, 2018 and $1,168 during the six months ended June 30, 2017, which were capitalized and included in building and other improvements on the Company's condensed consolidation balance sheets.
The following table summarizes the estimated fair value of the retail properties' assets acquired and liabilities assumed for the six months ended June 30, 2018 and June 30, 2017.

	2018 Acquisitions	2017 Acquisitions
Land	$21,629	$75,194
Building and other improvements	121,815	181,389
Total investment properties	143,444	256,583
Intangible assets (a)	13,500	25,193
Intangible liabilities (b)	(4,956)	(8,516)
Net other assets and liabilities	312	16,640
Total fair value of assets acquired and liabilities assumed	$152,300	$289,900

(a)	Intangible assets include in-place leases and above-market leases.

(b)	Intangible liabilities include below-market leases.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. Disposed Properties
Continuing operations
The following retail properties were disposed of during the six months ended June 30, 2018:

Date	Property	Square Feet	Gross Disposition Price	Gain (Loss) on Sale of Investment Properties, net	Gain (Loss) on Extinguishment of Debt
January 9, 2018	Sherman Town Center I & II	485,000	$63,000	$12,382	$—
January 25, 2018	Grafton Commons	239,000	33,500	6,564	—
March 8, 2018	Lakeport Commons	283,000	31,000	(666)	—
March 21, 2018	Stonecrest Marketplace (a)	265,000	—	1,777	10,752
March 31, 2018	Northwest Marketplace (b)	—	—	248	—
April 17, 2018	Market at Morse/Hamilton	45,000	10,000	1,592	—
May 24, 2018	Siegen Plaza	156,000	29,000	3,849	(54)
June 20, 2018	Tomball Town Center	67,000	22,750	7,184	—
June 26, 2018	Bellerive Plaza (c)	76,000	—	(22)	1,694
June 28, 2018	Parkway Centre North	143,000	23,700	5,357	(1,695)
		1,759,000	$212,950	$38,265	$10,697

(a)
On March 21, 2018, the Company surrendered Stonecrest Marketplace, with a carrying value of $23,932, to the lender in satisfaction of non-recourse debt with an initial maturity date of March 1, 2017. The Company recognized a gain on transfer of assets, net, of $1,777 related to this transaction as part of income from continuing operations for the six months ended June 30, 2018. The Company is not aware of any material outstanding commitments and contingencies related to Stonecrest Marketplace.

(b)	The Company recognized a gain on sale of $248 related to the completion of a partial condemnation at a retail property.

(c)
On June 26, 2018, the Company surrendered Bellerive Plaza, with a carrying value of $4,771, to the lender in satisfaction of non-recourse debt with an initial maturity date of June 1, 2017. The Company recognized a loss on transfer of assets, net, of $22 related to this transaction as part of income from continuing operations for the three and six months ended June 30, 2018. The Company is not aware of any material outstanding commitments and contingencies related to Bellerive Plaza.

In aggregate, the Company recognized net proceeds of $186,778 from the sales, surrender, and condemnation of these properties on the condensed consolidated statement of cash flows during the six months ended June 30, 2018.
The following retail properties were disposed of during the six months ended June 30, 2017:

Date	Property	Square Feet	Gross Disposition Price	Gain (Loss) on Sale of Investment Properties, net	Gain (Loss) on Extinguishment of Debt
January 10, 2017	Penn Park	242,000	$29,050	$1,021	$—
May 17, 2017	Intech Retail (a)	19,000	—	(53)	882
May 19, 2017	Sparks Crossing	336,000	40,280	10,584	—
June 23, 2017	Lincoln Village	164,000	30,000	2,355	—
June 30, 2017	Market at Westlake (b)	—	—	474	—
		761,000	$99,330	$14,381	$882

(a)
On May 17, 2017, the Company surrendered Intech Retail, with a carrying value of $2,338, to the lender in satisfaction of non-recourse debt with an initial maturity date of November 1, 2016. The Company recognized a loss on transfer of assets, net, of $53 related to this transaction as part of income from continuing operations for the three and six months ended June 30, 2017. The Company is not aware of any material outstanding commitments and contingencies related to Intech Retail.

(b)	The Company recognized a gain on sale of $474 related to the completion of a partial condemnation at a this retail property.
In aggregate the Company recognized net proceeds of $96,468 from the sales, surrender, and condemnation of these properties on the condensed consolidated statement of cash flows during the six months ended June 30, 2017.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Discontinued operations
On August 30, 2017 the Company sold its remaining non-core office property, Worldgate Plaza, which represented the conclusion of the Company's strategic shift away from a diversified portfolio of commercial real estate assets not classified as multi-tenant retail. Certain reclassifications were made to discontinued operations on the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2017 reflect the operations of Worldgate Plaza.

	Three months ended June 30, 2017	Six months ended June 30, 2017
Total income	$1,205	$3,011
Less:
Depreciation and amortization expense	456	904
General and administrative, property operating, and real estate tax expenses	823	1,906
Operating (loss) income from discontinued operations	(74)	201
Interest expense, income taxes, and other miscellaneous expenses	(807)	(1,655)
Net loss from discontinued operations	$(881)	$(1,454)

Net loss per common share, from discontinued operations, basic and diluted	$0.00	$0.00
Weighted average number of common shares outstanding, basic and diluted	773,381,165	773,348,893
6. Investment in Consolidated and Unconsolidated Entities
Consolidated Entities
During the three months ended June 30, 2018, the Company entered into purchase agreements structured as Reverse 1031 Exchanges and loaned $152,300 to the VIEs to acquire PGA Plaza and Kennesaw Marketplace, which were the Company's only active Reverse 1031 Exchanges. As of June 30, 2018, the Company was deemed to be the primary beneficiary as it has the ability to direct the activities of the entities that most significantly impact economic performance and has all of the risks and rewards of ownership. Accordingly, the Company consolidated each active Reverse 1031 Exchange at June 30, 2018. The liabilities of the VIEs are non-recourse to the Company, and the assets must have first been used to settle obligations of the VIEs. The following table presents the net assets of the VIEs as of June 30, 2018.

June 30, 2018
Net investment properties	$143,296
Other assets	14,180
Total assets	157,476
Other liabilities	(6,090)
Net assets	$151,386
Unconsolidated Entities
The entities listed below are owned by the Company and other unaffiliated parties in joint ventures. Net income, distributions and capital transactions for these entities are allocated to the Company and its joint venture partners in accordance with the respective partnership agreements.

			Carrying Value of Investment as of
Entity	Description	Ownership %	June 30, 2018	December 31, 2017
IAGM Retail Fund I, LLC	Multi-tenant retail shopping centers	55%	$129,519	$123,693
Downtown Railyard Venture, LLC	Land development	90%	59,040	57,183
Other unconsolidated entities	Various real estate investments	Various	(112)	(112)
			$188,447	$180,764

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

On April 17, 2013, the Company entered into a joint venture, IAGM Retail Fund I, LLC ("IAGM"), with PGGM Private Real Estate Fund, for the purpose of acquiring, owning, managing, supervising, and disposing of retail properties and sharing in the profits and losses from those retail properties and its activities. The Company contributed 14 properties to IAGM during the year ended December 31, 2013 and treated the contribution as a partial sale under Topic 360-20, "Property, Plant and Equipment - Real Estate Sales," and deferred an aggregate gain of $15,625 as a result of the property sales into the joint venture. Through December 31, 2017, the Company was amortizing the basis adjustment over 30 years, consistent with the depreciation period of the investee's underlying assets.
In accordance with the provisions of ASU No. 2017-05, full gain recognition may be required for property sales in which the Company has continuing involvement, where those gains may have been deferred under prior GAAP. As of January 1, 2018, the Company's remaining $12,756 of the aforementioned deferred gain has been recognized through beginning distributions in excess of accumulated net income.
During the three months ended June 30, 2018, IAGM recognized a provision for asset impairment of $1,596 on two retail properties. During the six months ended June 30, 2018, IAGM disposed of Bryant Square, a 268,000 square foot retail property, on February 28, 2018 for a gross disposition price of $38,000 and recognized a provision for asset impairment of $672 and a loss on sale of $3,905 related to this retail property. For the three and six months ended June 30, 2018 the Company's share of IAGM's provision for asset impairment was $878 and $1,248, respectively, and its share of the loss on sale for the six months ended June 30, 2018 was $2,148.
Combined Financial Information
The following tables present the combined condensed financial information for the Company's unconsolidated entities.

	As of
	June 30, 2018	December 31, 2017
Assets:
Real estate assets, net of accumulated depreciation	$546,337	$586,671
Other assets	97,744	73,423
Total assets	$644,081	$660,094
Liabilities and equity:
Debt, net	311,657	311,574
Other liabilities	44,456	49,032
Equity	287,968	299,488
Total liabilities and equity	$644,081	$660,094

Company's share of equity	$188,237	$193,572
Cost of investments (underlying net book value) in excess of underlying net book value (cost of investments), net of accumulated amortization of $0 and $2,647, respectively.	210	(12,808)
Carrying value of investments in unconsolidated entities	$188,447	$180,764

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues	$14,175	$16,944	$29,864	$33,764
Expenses:
Interest expense and loan cost amortization	3,420	3,276	6,806	6,527
Depreciation and amortization	5,622	6,422	11,277	12,614
Operating expenses, ground rent and general and administrative expenses	4,652	5,986	11,008	12,270
Provision for asset impairment	1,596	—	2,268
Total expenses	15,290	15,684	31,359	31,411
Net (loss) income before loss on sale of real estate	(1,115)	1,260	(1,495)	2,353
Loss on sale of real estate	—	—	(3,905)	—
Net (loss) income	$(1,115)	$1,260	$(5,400)	$2,353

Company's share of net (loss) income, net of excess basis depreciation of $0, $130, $0 and $260, respectively	$(661)	$675	$(2,976)	$1,247
Distributions from unconsolidated entities in excess of the investments' carrying value	(50)	—	224	—
Equity in (losses) earnings of unconsolidated entities	$(711)	$675	$(2,752)	$1,247
The following table shows the scheduled maturities of IAGM's mortgages payable as of June 30, 2018, for the remainder of 2018, each of the next four years, and thereafter.

	Maturities during the year ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Mortgages payable	$188,925	31,353	—	23,150	—	68,805	$312,233
On June 30, 2018, IAGM entered into a one year extension on a non-recourse mortgage loan with a balance of $15,103 related to one retail property. The original maturity date of June 30, 2018 has been extended to June 30, 2019. IAGM plans to address its upcoming 2018 debt maturities by refinancing its existing debt and paying down a portion of the debt using cash on hand. However, there is no assurance that IAGM will be able to refinance the existing debt to address the upcoming maturities. As of June 30, 2018, $23,000 of mortgages payable by the joint venture are recourse to the Company.
7. Debt
Mortgages payable
As of June 30, 2018 and December 31, 2017, the Company had the following mortgages payable outstanding:

	June 30, 2018	December 31, 2017
Mortgages payable (a)	$292,835	$370,804
Premium, net of accumulated amortization	359	478
Discount, net of accumulated amortization	(176)	(195)
Debt issuance costs, net of accumulated amortization	(1,297)	(1,611)
Total mortgages payable, net	$291,721	$369,476

(a)
Mortgages payable had fixed interest rates (for both conforming loans and loans in default) ranging from 3.49% to 5.49%, with a weighted average interest rate of 4.34% as of June 30, 2018, and 3.49% to 10.45% with a weighted average interest rate of 5.13%, as of December 31, 2017.

Some of the mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions and distribution limitations. As of June 30, 2018, the Company was in compliance with all mortgage loan requirements.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table shows the scheduled maturities of the Company's mortgages payable as of June 30, 2018, for the remainder of 2018, each of the next four years, and thereafter.

	Maturities during the year ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Mortgages payable	$59,575	$—	$41,000	$12,694	$51,206	$128,360	$292,835
The Company believes that it has the ability to repay, refinance or extend any of its debt, and that it has adequate sources of funds to meet short-term cash needs related to these mortgages payable. It is anticipated that the Company will use proceeds from property sales, cash on hand, available capacity on term loan and line of credit, if any, to repay, refinance or extend the debt maturing in the near term. Of the total outstanding mortgages payable, $3,000 is recourse to the Company at June 30, 2018.
Credit agreements
On November 5, 2015, the Company entered into a term loan credit agreement for a $300,000 unsecured credit facility with an accordion feature that allows the Company to increase the size of the unsecured term loan credit facility to $600,000, subject to certain conditions.
As of June 30, 2018 and December 31, 2017, the Company had the following borrowings outstanding under its term loan credit facility:

	June 30, 2018		December 31, 2017
	Aggregate Principal Balance	Interest Rate	Aggregate Principal Balance	Interest Rate	Maturity Date
5 year - swapped to fixed rate (a)	$90,000	2.6510%	$90,000	2.6510%	January 15, 2021
5 year - swapped to fixed rate (b)	60,000	2.6525%	60,000	2.6525%	January 15, 2021
5 year - variable rate (c)	50,000	3.2825%	50,000	2.6607%	January 15, 2021
7 year - variable rate (d)	100,000	3.5825%	100,000	2.9607%	November 5, 2022
Total unsecured term loans	300,000		300,000
Issuance costs, net of accumulated amortization	(1,385)		(1,615)
	$298,615		$298,385

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

(c)	Interest rate reflects 1-Month LIBOR plus 1.3% as of June 30, 2018 and December 31, 2017.

(d)	Interest rate reflects 1-Month LIBOR plus 1.6% as of June 30, 2018 and December 31, 2017.
The term loan credit facility is subject to the maintenance of certain financial covenants. As of June 30, 2018 and December 31, 2017, the Company was in compliance with all of the covenants and default provisions under the term loan credit agreement.
On February 3, 2015, the Company entered into an amended and restated credit agreement for a $300,000 unsecured revolving line of credit with an accordion feature that allows the Company to increase the size of its unsecured line of credit up to $600,000, subject to certain conditions. The unsecured revolving line of credit matures on February 2, 2019 and contains one twelve-month extension option that the Company may exercise upon payment of an extension fee equal to 0.15% of the commitment amount on the maturity date and subject to certain other conditions. The unsecured revolving line of credit bears interest at a rate equal to 1-Month LIBOR plus 1.40% and requires the maintenance of certain financial covenants. The Company had $300,000 available under the unsecured revolving line of credit as of June 30, 2018.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. Fair Value Measurements
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at June 30, 2018
Assets	Level 1	Level 2	Level 3
Marketable equity securities	$1,064	$—	$—
Real estate related bonds	—	307	—
Derivative interest rate swaps	—	2,437	—
Total assets	$1,064	$2,744	$—

	Fair Value Measurements at December 31, 2017
Assets	Level 1	Level 2	Level 3
Available-for-sale marketable securities	$4,431	$—	$—
Real estate related bonds	—	327	—
Derivative interest rate swaps	—	1,670	—
Total assets	$4,431	$1,997	$—
Level 1
At June 30, 2018 and December 31, 2017, the fair value of the marketable equity securities has been determined based upon quoted market prices.
Level 2
To calculate the fair value of the real estate related bonds and the derivative interest rate instruments, the Company primarily uses quoted prices for similar securities and contracts. For the real estate related bonds, the Company reviews price histories for similar market transactions. For the derivative interest rate instruments, the Company uses inputs based on data that is observed in the forward yield curve that is widely observable in the marketplace.  The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements which utilizes Level 3 inputs, such as estimates of current credit spreads. However, as of June 30, 2018 and December 31, 2017, the Company determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of June 30, 2018 and December 31, 2017, the Company had outstanding interest rate swap agreements with an aggregate notional value of $150,000.
Level 3
At June 30, 2018 and December 31, 2017, the Company had no Level 3 recurring fair value measurements.
Nonrecurring Measurements
During the six months ended June 30, 2018, the Company identified one retail property that had a reduction in the expected holding period. The Company's estimated fair value was based on an executed purchase contract. The Company recorded a provision for asset impairment of $797 on that retail property. There was no provision for asset impairment recorded for the three months ended June 30, 2018.
During the six months ended June 30, 2017, the Company identified certain retail properties that had reductions in the expected holding periods and reviewed the probability of these retail properties' disposition. The Company's estimated fair values were based on broker opinions of value and letters of intent. The Company recorded a provision for asset impairment of $16,440 on three retail properties during the six months ended June 30, 2017. There was no provision for asset impairment recorded for the three months ended June 30, 2017.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes activity for the Company’s assets measured at fair value on a nonrecurring basis and the related impairment charges for the three and six months ended June 30, 2018 and 2017:

	For the three months ended June 30,				For the six months ended June 30,
	2018		2017		2018		2017
	Level 3	Impairment Losses	Level 3	Impairment Losses	Level 3	Impairment Losses	Level 3	Impairment Losses
Investment properties	$—	$—	$—	$—	$31,000	$797	$36,676	$16,440
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the Company's condensed consolidated financial statements as of June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$292,835	$291,144	$370,804	$372,962
Line of credit and term loan	$300,000	$299,789	$300,000	$299,770
The Company estimated the fair value of its mortgages payable using a weighted average effective market interest rate of 4.45% and 4.20% as of June 30, 2018 and December 31, 2017, respectively.
The fair value estimate of the line of credit and term loan approximates the carrying value due to limited market volatility in pricing. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company's. As a result, the Company used a weighted average interest rate of 4.09% and 3.48% as of June 30, 2018 and December 31, 2017, respectively, to estimate the fair value of its line of credit and term loan.
The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
9. Earnings per Share
The following summarizes the calculation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator:
Net income from continuing operations	$23,163	$34,801	$57,395	$37,470
Net loss from discontinued operations	—	(881)	—	(1,454)
Net income	$23,163	$33,920	$57,395	$36,016

Denominator:
Weighted average shares outstanding, basic and diluted	774,391,881	773,381,165	774,351,790	773,348,893

Income from continuing operations allocated to common stockholders per share	$0.03	$0.04	$0.07	$0.05
Income from discontinued operations allocated to common stockholders per share	$—	$0.00	$—	$0.00
Net income per common share, basic and diluted	$0.03	$0.04	$0.07	$0.05

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. Stock-Based Compensation
Incentive Award Plan
Effective as of June 19, 2015, the Company's board of directors adopted and approved the InvenTrust Properties Corp. 2015 Incentive Award Plan (as amended, the "Incentive Award Plan"), under which the Company may grant cash and equity incentive awards to eligible employees, directors, and consultants. The restricted share units granted under the Incentive Award Plan to employees vest equally on each of three anniversaries subsequent to the grant date, and annually for those shares granted to directors, subject to the recipients' continued service to the Company. Under the Incentive Award Plan, the Company is authorized to grant up to 30,000,000 shares of the Company's common stock pursuant to awards under the plan. At June 30, 2018, 23,320,538 shares were available for future issuance under the Incentive Award Plan.
A summary of the Company's restricted stock unit activity for the six months ended June 30, 2018 is as follows:

	Unvested Restricted Stock Units	Weighted Average Grant Date Price Per Share (a)
Outstanding as of January 1, 2018	1,535,505	$3.19
Shares granted	1,710,033	$3.14
Shares vested	(185,175)	$3.29
Shares forfeited	(42,024)	$3.25
Outstanding at June 30, 2018	3,018,339	$3.16

(a)	On an annual basis, the Company engaged an independent third-party valuation advisory consulting firm to estimate the per share value of the Company's common stock on a fully diluted basis.
On June 30, 2018, there was $7,529 of total unrecognized compensation expense related to unvested stock-based compensation arrangements which vest through December 2018, 2019, and 2020, as applicable. The Company recognized stock-based compensation expense of $1,216 and $2,084 for the three and six months ended June 30, 2018, respectively, and $1,701 and $2,709 for the three and six months ended June 30, 2017, respectively. Stock-based compensation expense is recognized on a straight-line basis over the vesting period and forfeitures of stock-based awards are recognized as they occur.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Commitments and Contingencies
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
University House Communities Group, Inc., Indemnity Claims
The Company received an indemnity notice from UHC Acquisition Sub LLC ("UHC") regarding certain matters under the Stock Purchase Agreement, dated January 3, 2016, for University House Communities Group, Inc., which was sold in June 2016. The notice sets forth various items for which UHC believes they are entitled to indemnification from the Company. In the normal course of property dispositions, pursuant to the purchase and sale agreements, certain indemnification claims can be made against the Company by the purchaser, in which the Company will continue to make adjustments to the financial statements, as necessary, based on those claims. Based on the facts and circumstances of the indemnification claims made, guidance provided by third-party specialists and counsel, and management’s initial and ongoing assessment of the UHC claims, the Company accrued a potential loss contingency on the condensed consolidated financial statements as of and for the year ended December 31, 2017; the impact of the accrual was not material to the overall condensed consolidated financial statements. Management has accrued their best estimate of the potential loss related to these claims, but, due to the preliminary nature of this matter, the ultimate resolution could result in a loss of up to $5,000 in excess of the amount accrued. As of June 30, 2018, no material additional information has come to the attention of management that would change their estimate of the potential loss related to these claims.
12. Subsequent Events
In preparing its condensed consolidated financial statements, the Company has evaluated events and transactions occurring after June 30, 2018 through the date the financial statements were issued for recognition and disclosure purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report, other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements includes statements about the Company's plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, forward-looking statements can be identified by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "guidance," "predict," "potential," "continue," "likely," "will," "would," "illustrative," "should" and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us based on our knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements.
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

•
our ability to identify, execute and complete acquisition opportunities and to integrate and successfully operate any retail properties acquired in the future and manage the risks associated with such retail properties;

•	our ability to manage the risks of expanding, developing or re-developing some of our current and prospective retail properties;

•	our transition to an integrated operating platform may not prove successful over the long term;

•	loss of members of our senior management team or other key personnel;

•	changes in governmental regulations and U.S. GAAP or interpretations thereof;

•	our ability to access capital for renovations and acquisitions on terms and at times that are acceptable to us;

•	changes in the competitive environment in the leasing market and any other market in which we operate;

•	shifts in consumer retail shopping from brick and mortar stores to e-commerce;

•	declaration of bankruptcy by our retail tenants;

•	forthcoming expirations of certain of our leases and our ability to re-lease such retail properties;

•	our ability to collect rent from tenants or to rent space on favorable terms or at all;

•	the impact of leasing and capital expenditures to improve our retail properties to retain and attract tenants;

•
events beyond our control, such as war, terrorist attacks, including acts of domestic terrorism, natural disasters and severe weather incidents, and any uninsured or under insured loss resulting therefrom;

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
These factors are not necessarily all of the important factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by any of our forward-looking statements. Other unknown or unpredictable factors also could harm our business, financial condition, results of operations or cash flows. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made; we do not undertake or assume any obligation to update publicly any of these forward-looking statements to reflect actual results, new information or future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
The following discussion and analysis relates to the three and six months ended June 30, 2018 and 2017 and as of June 30, 2018 and December 31, 2017. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included in this Quarterly Report.
Executive Summary
InvenTrust Properties Corp. is a premier, pure-play retail REIT that owns, leases, redevelops, acquires and manages open-air centers in key growth markets with favorable demographics. We continue to execute our strategy to enhance our multi-tenant retail platform by acquiring the right centers in the right markets, driven by focused and disciplined capital allocation.
During the six months ended June 30, 2018, we continued to execute on our strategy by opportunistically disposing of properties not located in our core markets or where we believe the properties' values have been maximized. Our strategy is to redeploy the proceeds from these sales with a disciplined approach into strategic retail properties in our target markets. However, we face significant competition for attractive investment opportunities. As a result of this competition, the purchase prices for attractive and suitable assets may be significantly elevated and may adversely impact our ability to acquire assets at all. Dispositions of real estate assets can be particularly difficult in a challenging economic environment when uncertainties exist about the impact of e-commerce on retailers and when financing alternatives are limited for potential buyers. Our inability to sell assets, or to sell assets at attractive prices, could have an adverse impact on our ability to realize proceeds for reinvestment. In addition, our disposition activity could continue to cause us to experience dilution in financial operating performance during the period in which we dispose of properties.
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

Multi-tenant retail platform
Our wholly owned, consolidated, and managed retail properties include grocery-anchored neighborhood and community centers and necessity-based power centers. As of June 30, 2018, we manage 78 retail properties, with a gross leasable area ("GLA") of approximately 13.9 million square feet, which includes two retail properties classified as consolidated VIEs, with a GLA of approximately 0.2 million square feet and 14 retail properties with a GLA of approximately 3.0 million square feet owned through an interest in IAGM. The following table summarizes our multi-tenant retail platform as of June 30, 2018 and 2017, excludes properties sold subsequent to June 30, 2017 for both periods presented and includes acquisitions made subsequent to June 30, 2017.

	Total Multi-tenant Retail Platform		Wholly owned and Consolidated Retail Properties		IAGM Retail Properties
	2018	2017	2018	2017	2018	2017
No. of properties	78	71	64	57	14	14
GLA (square feet)	13,927,159	12,606,159	10,951,058	9,628,856	2,976,101	2,977,303
Economic occupancy (a)	93.0%	93.0%	94.0%	93.7%	90.0%	90.7%
ABR per square foot (b)	$16.95	$16.36	$16.96	$16.26	$16.90	$16.72

(a)
Economic occupancy is defined as the percentage of total GLA for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupancy by that tenant of the area being leased. Actual use may be less than economic occupancy.

(b)
Annualized Base Rent ("ABR") is computed as revenue for the last month of the period multiplied by 12 months. ABR includes the effect of rent abatements, lease inducements, straight-line rent GAAP adjustments and ground rent income. ABR per square foot is computed as ABR divided by the total leased square footage at the end of the period. Specialty leasing represents leases of less than one year in duration for inline space and includes any term length for a common area space, and is excluded from the ABR and leased square footage figures when computing the ABR per square foot.

Multi-tenant retail platform summary by center type
Our retail properties consist of community and neighborhood centers and power centers.

•
Community and neighborhood centers, which are generally open-air and designed for tenants that offer a wide array of merchandise including groceries, apparel, other soft goods and convenience-oriented offerings. Our community centers contain large anchor stores and a significant presence of national retail tenants. Our neighborhood shopping centers are generally smaller open-air centers with a grocery store anchor and/or drugstore, and other small service type retailers.

•
Power centers are generally larger and consist of several anchors, such as discount department stores, off-price stores, specialty grocers, warehouse clubs or stores that offer a large selection of merchandise. Typically, the number of specialty tenants is limited and most are national or regional in scope.

The following tables summarize our multi-tenant retail platform, by center type, as of June 30, 2018 and 2017 and excludes retail properties sold since January 1, 2018 for both periods presented and includes acquisitions made subsequent to June 30, 2017.

Community and neighborhood centers	Total Multi-tenant Retail Platform		Wholly owned and Consolidated Retail Properties		IAGM Retail Properties
	2018	2017	2018	2017	2018	2017
No. of properties	46	41	39	34	7	7
GLA (square feet)	5,423,196	4,585,883	4,156,500	3,318,287	1,266,696	1,267,596
Economic occupancy	93.0%	93.5%	94.0%	94.1%	91.0%	91.7%
ABR per square foot	$19.04	$17.41	$19.16	$16.93	$18.61	$18.70

Power centers	Total Multi-tenant Retail Platform		Wholly owned and Consolidated Retail Properties		IAGM Retail Properties
	2018	2017	2018	2017	2018	2017
No. of properties	32	30	25	23	7	7
GLA (square feet)	8,503,963	8,020,276	6,794,558	6,310,569	1,709,405	1,709,707
Economic occupancy	93.0%	92.8%	94.0%	93.5%	90.0%	89.9%
ABR per square foot	$15.59	$15.76	$15.60	$15.90	$15.53	$15.19
Market summary
The following table represents the geographical diversity of our multi-tenant retail platform, by state, as of June 30, 2018.

State	No. of Properties	GLA (square feet)	% of Total GLA
Texas	33	5,961,449	42.8%
Florida	9	1,675,111	12.0%
Georgia	9	1,215,840	8.7%
North Carolina	8	1,716,511	12.3%
California	7	1,046,633	7.5%
Colorado	4	665,388	4.8%
Oklahoma	2	728,468	5.2%
Virginia	2	375,677	2.7%
Alabama	1	208,638	1.5%
Maryland	1	125,018	0.9%
Pennsylvania	1	107,500	0.8%
Kentucky	1	100,926	0.7%
Total	78	13,927,159	100%
Multi-tenant retail platform by same-property
The following table summarizes the GLA, economic occupancy and ABR per square foot of the properties included in our multi-tenant retail platform classified as same-property for the three and six months ended June 30, 2018 and 2017.

	Same-property results for the three months ended June 30, 2018 and 2017
	Total Multi-tenant Retail Platform		Wholly owned and Consolidated Retail Properties		IAGM Retail Properties
	2018	2017	2018	2017	2018	2017
No. of properties	71	71	57	57	14	14
GLA (square feet)	12,620,552	12,606,158	9,644,452	9,628,856	2,976,100	2,977,302
Economic occupancy	93.0%	93.0%	94.0%	93.7%	90.0%	90.7%
ABR per square foot	$16.54	$16.36	$16.43	$16.26	$16.90	$16.72

	Same-property results for the six months ended June 30, 2018 and 2017
	Total Multi-tenant Retail Platform		Wholly owned and Consolidated Retail Properties		IAGM Retail Properties
	2018	2017	2018	2017	2018	2017
No. of properties	68	68	54	54	14	14
GLA (square feet)	11,957,886	11,961,641	8,981,786	8,984,339	2,976,100	2,977,302
Economic occupancy	93.0%	93.0%	93.0%	93.7%	90.0%	90.7%
ABR per square foot	$16.02	$15.90	$15.75	$15.64	$16.90	$16.72

Leasing Activity
The following table represents occupied lease expirations of our multi-tenant retail platform as of June 30, 2018.

Lease Expiration Year	No. of Expiring Leases	GLA of Expiring Leases	ABR of Expiring Leases	Percent of Total GLA	Percent of Total ABR	Expiring ABR per sq. ft.
2018	84	217,975	$5,147	1.7%	2.4%	$23.61
2019	254	1,478,611	24,147	11.4%	11.1%	16.33
2020	265	1,253,959	23,455	9.6%	10.7%	18.70
2021	271	1,679,764	28,357	12.8%	13.0%	16.88
2022	300	1,974,204	34,972	15.2%	16.0%	17.71
2023	201	1,440,303	24,816	11.1%	11.4%	17.23
2024	90	1,084,641	16,087	8.3%	7.4%	14.83
2025	70	763,091	11,204	5.9%	5.1%	14.68
2026	74	396,932	7,707	3.1%	3.5%	19.42
2027	105	793,496	17,269	6.1%	7.9%	21.76
Thereafter	122	1,675,920	24,119	12.9%	11.0%	14.39
Other (a)	241	241,149	1,072	1.9%	0.5%	4.45
	2,077	13,000,045	$218,352	100.0%	100.0%	$16.80

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

We believe the percentage of leases expiring annually over the next five years may allow us to capture an appropriate portion of potential market rent increases while allowing us to manage any potential re-leasing risk. For purposes of preparing the table, we have not assumed that un-exercised contractual lease renewal or extension options contained in our leases will in fact be exercised.
We have not experienced any tenant bankruptcies or receivable write-offs that have materially impacted our results of operations. Our retail business is neither highly dependent on specific retailers nor is it subject to significant lease roll over concentration. We believe this minimizes risk to the platform from significant revenue variances over time.

The following table summarizes the leasing activity for leases that were executed during the six months ended June 30, 2018 compared to expiring leases for the same or previous tenant in the same unit at the 78 retail properties in our multi-tenant retail platform. We had GLA totaling 941,512 square feet expiring during the six months ended June 30, 2018, of which 695,658 square feet was rolled over. This achieved a retention rate of approximately 73.9%.

	No. of Leases Executed as of June 30, 2018	GLA SF	New Contractual Rent ($PSF) (b)	Prior Contractual Rent ($PSF) (b)	% Change over Prior Contract Rent (b)	Weighted Average Lease Term (Years)	Tenant Improve-ment Allowance ($PSF)	Lease Com-missions ($PSF)
All tenants
Comparable Renewal Leases (a)	102	523,396	$18.71	$17.94	4.3%	5.2	$1.09	$0.22
Comparable New Leases (a)	16	115,309	$17.53	$18.02	(2.7)%	10.1	$16.45	$6.83
Non-Comparable Renewal and New Leases	73	345,427	$18.05	N/A	N/A	7.7	$17.61	$5.89
Total	191	984,132	$18.50	$17.95	3.1%	6.6	$8.69	$2.99

Anchor tenants (leases over 10,000 square feet)
Comparable Renewal Leases (a)	13	294,361	$12.56	$12.11	3.7%	5.3	$1.31	$0.31
Comparable New Leases (a)	4	80,796	$11.09	$13.26	(16.4)%	10.5	$15.75	$5.09
Non-Comparable Renewal and New Leases	11	187,638	$12.70	N/A	N/A	8.3	$14.93	4.52
Total	28	562,795	$12.25	$12.34	(0.7)%	7.0	$7.92	$2.40

Non-anchor tenants (leases under 10,000 square feet)
Comparable Renewal Leases (a)	89	229,035	$26.62	$25.42	4.7%	5.0	$0.82	$0.10
Comparable New Leases (a)	12	34,513	$32.62	$28.25	15.5%	9.4	$18.10	$10.90
Non-Comparable Renewal and New Leases	62	157,789	$24.40	N/A	N/A	6.9	$20.80	$7.53
Total	163	421,337	$27.40	$25.79	6.2%	6.1	$9.72	$3.77

(a)
Comparable leases are leases that meet all of the following criteria: terms greater than one year, unit was vacant one year or less prior to occupancy, square footage of unit remains unchanged or within 10% of prior unit square footage, and has a rent structure consistent with the previous tenant.

(b)	Non-comparable leases are not included in totals.

Highlights for the three months ended June 30, 2018
Retail property acquisitions
During the three months ended June 30, 2018, we acquired two retail properties classified as consolidated VIEs in our targeted core markets, which were as follows:

Property	MSA	Acquisition Date	Gross Acquisition Price	Square Feet
PGA Plaza	Miami-Fort Lauderdale-West Palm Beach, FL	May 16, 2018	$88,000	120,000
Kennesaw Marketplace	Atlanta-Sandy Springs-Roswell, GA	May 30, 2018	64,300	117,000
			$152,300	237,000
Retail property disposals
During the three months ended June 30, 2018, we continued to execute on our strategy to opportunistically dispose of properties not located in our core markets or where we believe the properties' values may have been maximized, which were as follows:

Property	MSA	Disposition Date	Gross Disposition Price	Square Feet
Market at Morse/Hamilton	Columbus, OH	April 17, 2018	$10,000	45,000
Siegen Plaza	Baton Rouge, LA	May 24, 2018	29,000	156,000
Tomball Town Center	Houston-The Woodlands-Sugar Land, TX	June 20, 2018	22,750	67,000
Parkway Centre North	Columbus, OH	June 28, 2018	23,700	143,000
			$85,450	411,000
Joint venture activity
On June 30, 2018, IAGM entered into a one year extension on a non-recourse mortgage loan with a balance of $15.1 million related to one retail property. The original maturity date of June 30, 2018 has been extended to June 30, 2019. IAGM plans to address its upcoming 2018 debt maturities by refinancing its existing debt and paying down a portion of the debt using cash on hand. However, there is no assurance that IAGM will be able to refinance the existing debt to address the upcoming maturities.
In addition, during the three months ended June 30, 2018, IAGM recorded an aggregate provision for asset impairment of $1.6 million on two retail properties based on letters of intent.
Current strategy and outlook
For InvenTrust, the right properties mean open-air grocery anchored and certain necessity-based power centers, and the right markets mean those with above average population, employment and wage growth. We believe these conditions create markets that are poised to experience increasing tenant demand for grocery anchored and necessity based retail centers, which will then position us to capitalize on potential future rent increases while enjoying sustained occupancy at our centers. Using this criteria, we have identified 10 to 15 core markets within the metropolitan areas of Atlanta, Austin, Charlotte, Dallas-Fort Worth-Arlington, Denver, Houston, the greater Los Angeles and San Diego areas, suburban Washington D.C., Miami, Orlando, Raleigh-Durham, San Antonio and Tampa.
We have a coordinated program designed to increase rental income by maximizing re-development opportunities and identifying locations in our current multi-tenant retail platform where we can develop pad sites. We are continuing to work with our tenants to expand rentable square footage at select retail properties where demand warrants. In addition, due to our properties being both retail centers and community focal points, we are able to identify short term and specialty leasing opportunities that generate revenue from areas of the properties that are typically vacant.
Our grocery-anchored community and neighborhood centers attract consumers to our well-located properties, while our larger-format necessity-based power center retailers continue to adapt their business models to embrace omni-channel retail and appeal to consumers' continuing focus on value. Our property management team is focused on enhancing the consumer shopping experience at our centers by maintaining strong tenant relationships, controlling expenses, and investing in sustainability programs at a number of our retail properties with initiatives such as LED lighting, trash recycling, water conservation and other programs to reduce energy consumption and expenses.
In addition, our leasing staff continues to focus on leasing space at our retail properties at favorable rental rates while establishing a more favorable tenant mix and identifying complementary uses to maximize tenant performance. To date, our Company has not been materially affected by retailers and tenants unable to adapt their businesses to today's current trends, in particular the impact of e-commerce. We believe our strong locations have allowed and will continue to allow us to backfill the vacancies created by such tenants.
We believe that the continuing refinement of our multi-tenant retail platform will position us for future success, maximize value for stockholders over time, and put us in a position to evaluate and ultimately execute on potential strategic transactions aimed at achieving liquidity for our stockholders. While we believe in our ability to execute on our plan, the speed of its completion is uncertain and may be shortened or extended by external and macroeconomic factors including, among others, interest rate movements, local, regional, national and global economic performance, competitive factors, the impact of e-commerce on the retail industry, future retailer store closings, retailer bankruptcies, and government policy changes.
Results of Operations
The following section describes and compares our results of operations for the three and six months ended June 30, 2018 and 2017 and reflects the results of our 64 wholly owned and consolidated retail properties. We generate substantially all of our net income from property operations. All dollar amounts shown in tables are stated in thousands unless otherwise noted.
Comparison of Results for the three and six months ended June 30, 2018 and 2017

	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
Income
Rental income	$45,043	$46,341	$(1,298)	$91,596	$93,338	$(1,742)
Tenant recovery income	15,068	14,086	982	30,776	27,819	2,957
Other property income	739	624	115	1,318	1,088	230
Other fee income	924	1,102	(178)	2,000	2,194	(194)
Total income	61,774	62,153	(379)	125,690	124,439	1,251

Expenses
General and administrative expenses	8,720	11,009	(2,289)	16,989	22,433	(5,444)
Property operating expenses	8,747	8,273	474	18,014	16,347	1,667
Real estate taxes	9,671	9,099	572	19,030	17,167	1,863
Depreciation and amortization	23,254	22,876	378	48,084	45,874	2,210
Provision for asset impairment	—	—	—	797	16,440	(15,643)
Total expenses	50,392	51,257	(865)	102,914	118,261	(15,347)
Operating income	11,382	10,896	486	22,776	6,178	16,598
Interest and dividend income	722	745	(23)	1,149	2,915	(1,766)
Gain on sale of investment properties, net	17,960	13,360	4,600	38,265	14,381	23,884
(Loss) gain on extinguishment of debt, net	(55)	882	(937)	10,697	882	9,815
Other income (expense)	231	(79)	310	494	(3,282)	3,776
Interest expense	(6,451)	(7,786)	(1,335)	(13,093)	(15,207)	(2,114)
Equity in (losses) earnings of unconsolidated entities	(711)	675	(1,386)	(2,752)	1,247	(3,999)
Realized and unrealized investment income, net	236	16,339	(16,103)	223	30,869	(30,646)
Income from continuing operations before income taxes	23,314	35,032	(11,718)	57,759	37,983	19,776
Income tax expense	(151)	(231)	80	(364)	(513)	149
Net income from continuing operations	23,163	34,801	(11,638)	57,395	37,470	19,925
Net loss from discontinued operations	—	(881)	881	—	(1,454)	1,454
Net income	$23,163	$33,920	$(10,757)	$57,395	$36,016	$21,379

Rental, Tenant Recovery, and Other Property Income
Rental income consists of basic monthly rent, straight-line rent adjustments, amortization of acquired above and below market leases and percentage of sales rental income recorded pursuant to tenant leases. Tenant recovery income consists of contractual reimbursements for real estate taxes, common area maintenance costs, management fees, and insurance costs. Other property income consists of lease termination fees and other miscellaneous property income.

•
Income decreased $0.2 million when comparing the three months ended June 30, 2018 to the same period in 2017 primarily as a result of a decrease in income of $9.1 million related to 16 retail properties disposed of since April 1, 2017 and was offset by increases in income of $8.2 million from seven properties acquired since April 1, 2017 and $0.7 million from 57 retail properties classified as same-property.

•
Income increased $1.4 million when comparing the six months ended June 30, 2018 to the same period in 2017 primarily as a result of increases in income of $18.3 million related to 10 retail properties acquired since January 1, 2017 and $0.6 million from 54 retail properties classified as same-property, and was offset by a decrease in income of $17.5 million from 17 retail properties disposed of since January 1, 2017.

Property Operating Expenses and Depreciation and Amortization
Property operating expenses consist of recurring repair and maintenance, utilities, and insurance (most of which are recoverable from the tenant).

•
Combined property operating expenses and depreciation and amortization increased $0.9 million when comparing the three months ended June 30, 2018 to the same period in 2017 primarily as a result of an increase in expenses of $5.3 million related to seven retail properties acquired since April 1, 2017 and was offset by a decrease in expenses of $4.4 million related to 16 retail properties disposed of since April 1, 2017. Combined property operating expenses and depreciation and amortization expense for the 57 retail properties classified as same-property remained flat when comparing the three months ended June 30, 2018 to the same period in 2017.

•
Combined property operating expenses and depreciation and amortization increased $3.9 million when comparing the six months ended June 30, 2018 to the same period in 2017 primarily as a result of increases in expenses of $11.9 million related to 10 retail properties acquired since January 1, 2017 and $0.8 million related to 54 retail properties classified as same-property and was offset by a decrease in expenses of $8.8 million related to 17 retail properties disposed of since January 1, 2017.

Other fee income

•
Other fee income consists of income earned from property management, asset management, leasing commissions and other fees earned from providing services to our joint venture partnerships. Other fee income for the three and six months ended June 30, 2018 decreased by $0.2 million and $0.2 million, respectively, when compared to the same periods in 2017 primarily as a result of lower property and asset management fees attributed to the disposition of one retail property included in IAGM, Bryant Square, on February 28, 2018.

Real estate taxes

•
Real estate taxes increased $0.6 million when comparing the three months ended June 30, 2018 to the same period in 2017 primarily as a result of increases in real estate tax expense of $1.8 million related to seven retail properties acquired since April 1, 2017 and $0.4 million related to 57 properties classified as same property, and was offset by a decrease in real estate tax expense of $1.6 million related to 16 retail properties disposed of since April 1, 2017.

•
Real estate taxes increased $1.9 million when comparing the six months ended June 30, 2018 to the same period in 2017 primarily as a result of increases in real estate tax expense of $3.9 million related to 10 retail properties acquired since January 1, 2017 and $1.7 related to 54 retail properties classified as same-property, and was offset by a decrease in real estate tax expense of $3.7 million related to 17 retail properties disposed of since January 1, 2017.

General and administrative expenses

•
General and administrative expenses for the three and six months ended June 30, 2018 decreased by $2.3 million and $5.4 million, respectively, when compared to the same periods in 2017 as a result of being a more focused company with a smaller operating platform and a continued focus on managing general and administrative expenses.

Provision for asset impairment

•
During the six months ended June 30, 2018, the Company recorded an additional provision for asset impairment of $0.8 million on the disposal of one retail property. During the six months ended June 30, 2017, the Company identified certain retail properties that may have reductions in their expected holding periods and as a result recorded a provision for asset impairment of $16.4 million on three retail properties.
Interest and dividend income

•
Interest and dividend income decreased for the six months ended June 30, 2018 by $1.8 million when compared to the same periods in 2017 primarily as a result of increased sales of the Company's marketable securities portfolio in 2017. The Company's investment in marketable securities has decreased by approximately $30.1 million, from $31.5 million as of June 30, 2017 to $1.4 million as of June 30, 2018.

Gain on sale of investment properties, net

•
During the three months ended June 30, 2018, the Company recognized a gain of $18.0 million related to the sale of four retail properties and a loss on transfer of assets of $0.02 million related to the surrender of Bellerive Plaza in satisfaction of non-recourse debt. During the six months ended June 30, 2018, the Company recognized a gain of $36.3 million related to the sale of seven retail properties and a gain on transfer of assets, net, of $1.8 million, related to the surrender of Stonecrest Marketplace and Bellerive Plaza to the lender in satisfaction of non-recourse debt, and a gain on sale of $0.2 million related to the completion of a partial condemnation at one retail property.

•
During the three months ended June 30, 2017, the Company recognized a gain of $12.9 million on the sale of two retail properties, a loss on transfer of asset of $0.1 million related to the surrender of Intech Retail to the lender in satisfaction of non-recourse debt, and a gain of $0.5 million related to the completion of a partial condemnation at one retail property. During the six months ended June 30, 2017, the Company recognized a gain of $14.0 million on the sale of three retail properties, a loss on transfer of asset of $0.1 million related to the surrender of Intech Retail, and a gain on sale of $0.5 million related to the completion of a partial condemnation at one retail property.

Other income (expense)

•
Other expense for the six months ended June 30, 2017 of $3.3 million is primarily attributed to a loss contingency reserve of $3.0 million related to punitive damages levied against the Company during the period. The matter was resolved during the year ended December 31, 2017.

(Loss) gain on extinguishment of debt, net

•
During the three and six months ended June 30, 2018, the Company recognized a gain on extinguishment of debt of $1.7 million related to the surrender of Bellerive Plaza and a loss of extinguishment of debt of $1.7 million related to the loan payoffs on two retail properties as a result of $1.6 million in prepayment penalties and $0.1 million in loan fee write-offs. In addition, during the six months ended June 30, 2018, the Company recognized a gain on extinguishment of debt of $10.8 million related to the surrender of Stonecrest Marketplace.

Interest expense

•
Interest expense for the three and six months ended June 30, 2018 decreased by $1.3 million and $2.1 million, respectively, when compared to the same periods in 2017 primarily as a result of decreases in interest expense of $0.9 million and $1.3 million, respectively, related to three properties surrendered to the lender (in satisfaction of non-recourse debt) since January 1, 2017, and decreases of $0.7 million and $1.3 million, respectively, related to the payoff and deed in lieu of mortgage debt from the disposal of five retail properties since January 1, 2017. These decreases were offset by increases to interest expense when comparing the three and six months ended June 30, 2018 to the same periods in 2017 of $0.3 million and $0.5 million, respectively, as a result of increasing LIBOR rates since January 1, 2017 on the Company's variable rate unsecured term loans.

Equity in (losses) earnings of unconsolidated entities

•
Equity in (losses) earnings of unconsolidated entities for the three and six months ended June 30, 2018 decreased by $1.4 million and $4.0 million, respectively, when comparing the three months ended June 30, 2018 to the same period in 2017. These decreases were primarily a result of lower net income recognized from IAGM during the three and six months ended June 30, 2018 of $1.0 million and $3.5 million, respectively, compared to the same periods in 2017. IAGM's decrease in net income was a result of the recognition of provisions for asset impairment of $1.6 million on two retail properties during the three months ended June 30, 2018 and $2.3 million on three retail properties during the six months ended June 30, 2018.

Realized and unrealized investment income, net

•
Our investment in marketable securities has decreased from $183.9 million as of December 31, 2016 to $1.4 million as of June 30, 2018. As a result of a decreasing balance in investment in marketable securities since December 31, 2016, realized and unrealized investment income, net, during the three and six months ended June 30, 2018 decreased by $16.1 million and $30.6 million, respectively, when compared to the same periods in 2017.

Net operating income
We evaluate the performance of our wholly owned retail properties based on NOI and modified NOI. Modified NOI reflects the income from operations excluding lease termination income and GAAP rent adjustments (such as straight-line rent and above/below market lease amortization). We believe NOI, modified NOI, same-property modified NOI, and modified NOI from other investment properties, which are supplemental non-GAAP financial measures, provide added comparability across periods when evaluating the financial condition and operating performance that is not readily apparent from "Operating income" or "Net income" in accordance with GAAP.
Comparison of same-property results for the three and six months ended June 30, 2018 and 2017
A total of 57 and 54 of our wholly owned retail properties met our same-property criteria for the three and six months ended June 30, 2018 and 2017, respectively. Modified NOI from other investment properties in the table below for the three and six months ended June 30, 2018 and 2017 includes retail properties that did not meet our same-property criteria, including retail properties sold and/or acquired in 2018 and 2017. The following table represents the reconciliation of net income, the most directly comparable GAAP measure, to same-property modified NOI for the three and six months ended June 30, 2018 and 2017.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income	$23,163	$33,920	$57,395	$36,016
Adjustments to reconcile to same-property modified NOI
Net loss from discontinued operations	—	881	—	1,454
Income tax expense	151	231	364	513
Realized and unrealized investment income, net	(236)	(16,339)	(223)	(30,869)
Equity in losses (earnings) of unconsolidated entities	711	(675)	2,752	(1,247)
Interest expense	6,451	7,786	13,093	15,207
Other (income) expense	(231)	79	(494)	3,282
Loss (gain) on extinguishment of debt, net	55	(882)	(10,697)	(882)
Gain on sale and transfer of investment properties, net	(17,960)	(13,360)	(38,265)	(14,381)
Interest and dividend income	(722)	(745)	(1,149)	(2,915)
Provision for asset impairment	—	—	797	16,440
Depreciation and amortization	23,254	22,876	48,084	45,874
General and administrative expenses	8,720	11,009	16,989	22,433
Other fee income	(924)	(1,102)	(2,000)	(2,194)
Adjustments to modified NOI (a)	(2,376)	(1,858)	(5,051)	(3,876)
Total modified NOI	40,056	41,821	81,595	84,855
Modified NOI from other investment properties	6,103	7,853	21,914	22,851
Same-property modified NOI	$33,953	$33,968	$59,681	$62,004

(a)	Adjustments to modified NOI include elimination of termination fee income and GAAP rent adjustments (such as straight-line rent and above/below-market lease amortization).

Comparison of the components of same-property modified NOI for the three and six months ended June 30, 2018 and 2017.

	Three months ended June 30,				Six months ended June 30,
	2018	2017	Change	Var.	2018	2017	Change	Var.
Rental income	$36,033	$35,975	$58	0.2%	$64,403	$65,003	$(600)	(0.9)%
Tenant recovery income	12,288	11,554	734	6.4%	21,204	20,256	948	4.7%
Other property income	713	552	161	29.2%	1,135	934	201	21.5%
	49,034	48,081	953	2.0%	86,742	86,193	549	0.6%
Property operating expenses	7,410	6,849	561	8.2%	13,382	12,192	1,190	9.8%
Real estate taxes	7,671	7,264	407	5.6%	13,679	11,997	1,682	14.0%
	15,081	14,113	968	6.9%	27,061	24,189	2,872	11.9%
Same-property modified NOI	$33,953	$33,968	$(15)	—%	$59,681	$62,004	$(2,323)	(3.7)%
Same-property modified NOI remained flat when comparing the three months ended June 30, 2018 to the same period in 2017. Same-property modified NOI decreased $2.3 million, or 3.7%, when comparing the six months ended June 30, 2018 to the same period in 2017 primarily as a result of slower leasing velocity at certain properties, resulting in a decrease of $0.6 million to rental income, an increase in current year real estate taxes of $0.5 million, which was offset by $0.2 million in higher tenant recovery income attributed to real estate taxes, and an increase of $0.6 million in non-recoverable property operating expenses.
Liquidity and Capital Resources
Capital expenditures and re-development activity
The following table summarizes capital resources used through development, re-development and leasing activities at the Company’s retail properties owned during the three and six months ended June 30, 2018. These costs are classified as cash used in capital expenditures and tenant improvements on the condensed consolidated statements of cash flows for the six months ended June 30, 2018.

	Development		Re-development		Leasing		Total
Direct costs	$1,581	(a)	$5,936	(c)	$2,821	(e)	$10,338
Indirect costs	69	(b)	676	(d)	—		745
Total	$1,650		$6,612		$2,821		$11,083

(a)	Direct development costs relate to construction of buildings at two of our retail properties.

(b)	Indirect development costs relate to the capitalized payroll attributed to the improvements at two of our retail properties.

(c)	Direct re-development costs relate to capitalized expenditures, including those attributed to the improvement of our retail properties.

(d)	Indirect re-development costs relate to the capitalized payroll attributed to improvements of our retail properties.

(e)	Direct leasing costs relate to improvements to a tenant space that are either paid directly or reimbursed to the tenants.
Short-term liquidity and capital resources
On a short-term basis, our principal demands for capital resources are to pay our operating, corporate, and transaction readiness expenses, as well as property capital expenditures, make distributions to our stockholders, and pay interest and principal payments on our current indebtedness. We expect to meet our short-term liquidity requirements from cash flows from operations, distributions from our joint venture investments, sales of our retail properties and available capacity on our revolving term loan.
IAGM plans to address its upcoming 2018 debt maturities by refinancing its existing debt and paying down a portion of the debt using cash on hand. However, there is no assurance that IAGM will be able to refinance the existing debt to address the upcoming maturities. As of June 30, 2018, $23.0 million of mortgages payable by the joint venture are recourse to the Company.
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

Our board of directors approved an increase to our annual distribution rate effective for the quarterly distribution paid in April 2018. As we execute on our retail strategy, our board has been and will continue to evaluate our distribution rate and, if the board deems appropriate, adjust the rate to take into account our progress in refining and balancing our multi-tenant retail platform.
Our primary sources and uses of capital resources are as follows:
Sources

•	operating cash flows from our real estate investments, which consists of our retail properties;

•	distributions from our joint venture investments;

•	proceeds from sales of properties;

•	proceeds from borrowings on properties;

•	proceeds from corporate borrowings; and

•	cash and cash equivalents.
Uses

•	to pay our operating expenses;

•	to make distributions to our stockholders;

•	to service or pay down our debt;

•	to fund capital expenditures and leasing related costs;

•	to invest in properties and portfolios of properties;

•	to fund development or re-development investments; and

•	repurchases of our common stock.
We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity and/or debt securities through cash purchases or exchanges for other securities. Such purchases or exchanges, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
Distributions
We declared cash distributions to our stockholders during the period from January 1, 2018 to June 30, 2018 totaling $27.7 million. During the six months ended June 30, 2018, we paid cash distributions of $27.3 million. As we execute on our retail strategy, our board has been and expects to continue evaluating our distribution rate on a periodic basis. See "Current Strategy and Outlook" for more information regarding our retail strategy.
Borrowings
Mortgages payable, maturities
As of June 30, 2018, scheduled maturities for the Company's outstanding mortgage indebtedness will occur through September 2025, as follows (the table excludes recorded third-party debt associated with our unconsolidated entities):

	Maturities during the year ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Mortgages payable	$59,575	$—	$41,000	$12,694	$51,206	$128,360	$292,835

Credit agreements, maturities
As of June 30, 2018, the Company had the following borrowings outstanding under its term loan credit facility:

	Aggregate Principal Balance	Interest Rate	Maturity Date
Unsecured term loan credit facility, 5 year - swapped to fixed rate (a)	$90,000	2.6510%	January 15, 2021
Unsecured term loan credit facility, 5 year - swapped to fixed rate (b)	60,000	2.6525%	January 15, 2021
Unsecured term loan credit facility, 5 year - variable rate (c)	50,000	3.2825%	January 15, 2021
Unsecured term loan credit facility, 7 year - variable rate (d)	100,000	3.5825%	November 5, 2022
Total unsecured term loans	$300,000

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

(c)	Interest rate reflects 1-Month LIBOR plus 1.3% as of June 30, 2018 and December 31, 2017.

(d)	Interest rate reflects 1-Month LIBOR plus 1.6% as of June 30, 2018 and December 31, 2017.
Summary of Cash Flows

	Six months ended June 30,		Change
	2018	2017
Cash provided by operating activities	$65,272	$60,259	$5,013
Cash provided by (used in) investing activities	22,779	(18,858)	41,637
Cash used in financing activities	(46,386)	(25,464)	(20,922)
Increase in cash and cash equivalents	41,665	15,937	25,728
Cash and cash equivalents, at beginning of period	171,878	417,325	(245,447)
Cash and cash equivalents, at end of period	$213,543	$433,262	$(219,719)
Operating activities
Cash provided by operating activities of $65.3 million and $60.3 million for the six months ended June 30, 2018 and 2017, respectively, was generated primarily from operating income from property operations and operating distributions from unconsolidated entities. Cash provided by operating activities increased $5.0 million when comparing the six months ended June 30, 2018 to the same period in 2017 as a result of the acquisition of 10 properties and was offset by the disposal of 17 properties since January 1, 2017.
Investing activities
Cash provided by investing activities of $22.8 million for the six months ended June 30, 2018 was primarily a result of proceeds from sale of investment properties of $186.8 million related to the disposal of three retail properties. These proceeds were offset by cash used for acquisitions of investment properties of $151.8 million, capital expenditures and tenant improvements of $9.4 million and lease commissions and other leasing costs of $3.5 million.
Cash used in investing activities of $18.9 million for the six months ended June 30, 2017 was primarily a result of cash used in the acquisition of three retail properties of $234.3 million and cash used for capital expenditures and tenant improvements of $13.0 million, and was offset by cash proceeds from the sale of marketable securities of $136.7 million and cash proceeds from the sale of one retail property of $96.5 million.
Financing activities
Cash used in financing activities of $46.4 million for the six months ended June 30, 2018 was the result of cash used to pay distributions of $27.3 million and a total of $19.1 million of cash used for payoffs of debt, debt prepayment penalties, principal payments of mortgage debt, and payment of loan fees and other deposits.

Cash used in financing activities of $25.5 million for the six months ended June 30, 2017 was primarily a result of cash used to pay distributions of $26.5 million and was offset by the return of $1.9 million in cash used to fund our 2016 tender offer as described in our Annual Report.
We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements with a maturity of three months or less, at the date of purchase, to be cash equivalents. We maintain our cash and cash equivalents at financial institutions. The combined account balances at one or more institutions generally exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage. As a result, there is what we believe to be insignificant credit risk related to amounts on deposit in excess of FDIC insurance coverage.
Contractual Obligations
We have debt obligations related to our mortgage loans, credit facility, term loan, and interest rate swaps as described in "Note 7. Debt" in the condensed consolidated financial statements. In addition, we have one retail property subject to a long term ground lease where a third party owns the underlying land and has leased it to us for our use. The unconsolidated entities in which we have an investment have third party mortgage debt of $312.2 million as of June 30, 2018, of which approximately $23.0 million is recourse to the Company, as described in "Note 6. Investment in Consolidated and Unconsolidated Entities" in the Condensed Consolidated Financial Statements. It is anticipated that our unconsolidated entities will be able to repay or refinance all of their debt on a timely basis.
The following table presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations and lease agreements. It excludes third party debt associated with our unconsolidated entities and debt premiums and discounts that are not obligations as of June 30, 2018.

	Payments due by year ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Long term debt:
Fixed rate (a)	$59,575	$—	$41,000	$162,694	$51,206	$128,360	$442,835
Variable rate	—	—	—	50,000	100,000	—	150,000
Interest	11,128	22,460	21,391	13,456	10,103	7,067	85,605
Total long term debt	70,703	22,460	62,391	226,150	161,309	135,427	678,440
Operating lease obligations (b)	360	670	575	502	468	1,539	4,114
Grand total	$71,063	$23,130	$62,966	$226,652	$161,777	$136,966	$682,554

(a)	Includes $150.0 million of variable rate unsecured term loan credit facility debt that has been swapped to a fixed rate as of June 30, 2018.

(b)	Includes leases on corporate office spaces and a long term ground lease on one underlying retail property.
Off-Balance Sheet Arrangements
We do not have material off-balance sheet arrangements.

Selected Financial Data
The following table shows selected financial data relating to our condensed consolidated financial condition and results of operations required by Item 301 of Regulation S-K. Such selected data should be read in conjunction with "Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the condensed consolidated financial statements and related notes appearing elsewhere in this report (dollar amounts are stated in thousands, except share per share amounts).

	As of
	June 30, 2018	December 31, 2017
Balance Sheet Data:
Total assets	$2,657,750	$2,698,604
Debt, net	$590,336	$667,861

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Operating Data:
Total income	$61,774	$62,153	$125,690	$124,439
Total interest and dividend income	$722	$745	$1,149	$2,915
Net income	$23,163	$33,920	$57,395	$36,016
Net income per common share, basic and diluted	$0.03	$0.04	$0.07	$0.05
Common Stock Distributions:
Distributions declared on common stock	$13,863	$13,440	$27,723	$26,876
Distributions paid to common stockholders	$13,860	$13,436	$27,301	$26,477
Distributions declared per weighted average common share	$0.02	$0.02	$0.04	$0.03
Distributions paid per weighted average common share	$0.02	$0.02	$0.04	$0.03
Supplemental Non-GAAP Measures:
Funds from operations (a)	$31,639	$46,767	$75,333	$90,551
Total modified NOI (b)	$40,056	$41,821	$81,595	$84,855
Cash Flow Data:
Net cash provided by operating activities	$37,955	$33,768	$65,272	$60,259
Net cash (used in) provided by investing activities	$(91,493)	$134,117	$22,779	$(18,858)
Net cash provided by (used in) financing activities	$60,288	$(13,518)	$(46,386)	$(25,464)
Other Information:
Weighted average number of common shares outstanding, basic and diluted	774,391,881	773,381,165	774,351,790	773,348,893

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

The Company believes that FFO is a useful measure of properties' operating performance because FFO excludes non-cash items from GAAP net income. FFO is neither intended to be a substitute to "net income" nor to be "cash flows from operating activities" as determined by GAAP. Other REITs may use alternative methodologies for calculating similarly titled measures, which may not be comparable to the Company's calculation of NAREIT FFO Applicable to Common Shares. FFO is calculated as follows (dollar amounts are stated in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income	$23,163	$33,920	$57,395	$36,016
Add:
Depreciation and amortization related to investment properties	22,466	22,675	45,808	45,538
Our share of depreciation and amortization related to investment in unconsolidated entities	3,092	3,532	6,202	6,938
Provision for asset impairment, continuing operations	—	—	797	16,440
Provision for asset impairment recognized in equity in earnings of unconsolidated entities	878	—	1,248	—
Our share of losses from sales reflected in equity in earnings of unconsolidated entities	—	—	2,148	—
Less:
Gains from property sales and transfer of assets, net	17,960	13,360	38,265	14,381
FFO Applicable to Common Shares	$31,639	$46,767	$75,333	$90,551
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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Amortization of above and below market leases, net	$1,293	$1,323	$2,830	$2,964
Amortization of mark to market debt, (premium) and discount, net	(51)	(50)	(101)	(16)
Gain on extinguishment of debt, continuing operations	(55)	882	10,697	882
Straight-line rental income adjustment	1,130	783	2,243	(1,125)
Stock-based compensation expense	1,216	1,701	2,084	2,709

(b)
The Company believes modified NOI provides comparability across periods when evaluating operating performance. Modified NOI reflects the income from operations excluding lease termination income and GAAP rent adjustments (such as straight line rent and above/below market lease amortization). NOI excludes interest expense, depreciation and amortization, general and administrative expenses, and other investment income from corporate investments.

The following table reflects a reconciliation of total modified NOI to the net income attributable to the Company on the condensed consolidated statements of operations and comprehensive income (loss), the most comparable GAAP measure, for the three and six months ended June 30, 2018 and 2017 (dollar amounts are stated in thousands).

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income	$23,163	$33,920	$57,395	$36,016
Adjustments to reconcile to same-property modified NOI
Net loss from discontinued operations	—	881	—	1,454
Income tax expense	151	231	364	513
Realized and unrealized investment income, net	(236)	(16,339)	(223)	(30,869)
Equity in losses (earnings) of unconsolidated entities	711	(675)	2,752	(1,247)
Interest expense	6,451	7,786	13,093	15,207
Other (income) expense	(231)	79	(494)	3,282
Gain on extinguishment of debt	55	(882)	(10,697)	(882)
Gain on sale and transfer of investment properties, net	(17,960)	(13,360)	(38,265)	(14,381)
Interest and dividend income	(722)	(745)	(1,149)	(2,915)
Provision for asset impairment	—	—	797	16,440
Depreciation and amortization	23,254	22,876	48,084	45,874
General and administrative expenses	8,720	11,009	16,989	22,433
Other fee income	(924)	(1,102)	(2,000)	(2,194)
Adjustments to modified NOI (1)	(2,376)	(1,858)	(5,051)	(3,876)
Total modified NOI	$40,056	$41,821	$81,595	$84,855

(1)	Includes adjustments for elimination of termination fee income and GAAP rent adjustments (such as straight-line rent and above/below-market lease amortization).
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. We are also subject to market risk associated with our marketable securities investments.
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of June 30, 2018, our debt included an outstanding variable rate term loan of $150.0 million, which has been swapped to a fixed rate as of June 30, 2018. If market rates of interest on all floating rate debt as of June 30, 2018 permanently increased and decreased by 1%, the annual increase and decrease in interest expense on the floating rate debt and future earnings and cash flows would be $1.5 million.
With regard to our variable rate financing, we assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We maintain risk management control systems to monitor interest rate cash flow risk attributable to both outstanding or forecasted debt obligations as well as our potential offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on our future cash flows. We continue to assess retaining cash flows that may assist us in maintaining a flexible low debt balance sheet and diminishing the impact of upcoming debt maturities.
We monitor interest rate risk using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt. In addition, existing fixed and variable rate loans that are scheduled to mature within the next two years are evaluated for possible early refinancing and/or extension due to consideration given to current interest rates. Refer to our Borrowings table in Item 2 of this Quarterly Report for mortgage debt principal amounts, weighted average interest rates and expected maturities by year to evaluate the expected cash flows and sensitivity to interest rate changes.
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
As of June 30, 2018, we had $150.0 million of variable rate debt on the 5-year tranche of our unsecured term loan credit facility with interest based on LIBOR that has been swapped to fixed rate debt through two interest rate swaps. The following table summarizes those interest rate swap contracts:

Variable Rate Debt Swapped to Fixed Rate	Effective Date	Termination Date	Bank Pays Variable Rate of	InvenTrust Pays Fixed Rate of	Notional Amount as of June 30, 2018	Fair Value as of
						June 30, 2018	December 31, 2017
5 year - fixed portion	12/10/2015	12/1/2019	1-Month LIBOR + 1.3%	2.6510%	$90,000	$1,463	$1,003
5 year - fixed portion	12/10/2015	12/1/2019	1-Month LIBOR + 1.3%	2.6525%	60,000	974	667
Total 5 year, fixed portion					$150,000	$2,437	$1,670
The gains or losses resulting from marking-to-market our derivatives at the end of each reporting period are recognized as an increase or decrease in interest expense on our condensed consolidated statements of operations and comprehensive income (loss).
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, including our principal executive officer and our principal financial officer, evaluated, as of June 30, 2018, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2018, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Part II - Other Information
Item 1. Legal Proceedings
We are subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, we believe, based on currently available information, that the final outcome of such matters will not have a material adverse effect on our financial condition, results of operations, or liquidity.
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

10.1*	Employment Offer Letter, dated as of May 10, 2018, by and between InvenTrust Properties Corp. and Ivy Greaner
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed with the SEC on August 9, 2018, is formatted in Extensible Business Reporting Language ("XBRL"): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).

* Filed as part of this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InvenTrust Properties Corp.

Date:	August 9, 2018
By:	/s/ Thomas P. McGuinness

Name:	Thomas P. McGuinness
Title:	President and Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2018
By:	/s/ Michael E. Podboy

Name:	Michael E. Podboy
Title:	Executive Vice President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer)