Form 10-Q
period 2018-09-30
InvenTrust Properties Corp.
filed 2018-11-06
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2018
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
Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒
As of November 1, 2018, there were 727,895,082 shares of the registrant’s common stock outstanding.

InvenTrust Properties Corp.

Quarterly Report on Form 10-Q
For the quarterly period ended September 30, 2018

- i-

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of
	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Investment properties
Land	$586,710	$628,487
Building and other improvements	1,744,864	1,887,598
Construction in progress	7,543	4,975
Total	2,339,117	2,521,060
Less accumulated depreciation	(306,123)	(348,337)
Net investment properties	2,032,994	2,172,723
Cash and cash equivalents	157,351	162,747
Restricted cash	28,035	9,131
Investment in marketable securities	1,385	4,758
Investment in unconsolidated entities	188,135	180,764
Intangible assets, net	106,862	115,411
Accounts and rents receivable (net of allowance of $1,743 and $1,266)	28,064	30,522
Deferred costs and other assets, net	21,010	22,548
Total assets	$2,563,836	$2,698,604

Liabilities
Debt, net	$589,994	$667,861
Accounts payable and accrued expenses	45,809	37,798
Distributions payable	13,030	13,441
Intangible liabilities, net	48,952	53,532
Other liabilities	18,778	20,250
Total liabilities	716,563	792,882
Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 727,949,198 shares issued and outstanding as of September 30, 2018 and 774,293,197 shares issued and outstanding as of December 31, 2017, respectively	728	773
Additional paid-in capital	5,584,538	5,681,912
Distributions in excess of accumulated net income	(3,740,288)	(3,778,908)
Accumulated comprehensive income	2,295	1,945
Total stockholders' equity	1,847,273	1,905,722
Total liabilities and stockholders' equity	$2,563,836	$2,698,604
See accompanying notes to condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Income
Rental income	$44,297	$46,808	$135,893	$140,146
Tenant recovery income	13,614	14,704	44,390	42,523
Other property income	1,617	321	2,935	1,409
Other fee income	965	1,018	2,965	3,212
Total income	60,493	62,851	186,183	187,290

Expenses
General and administrative expenses	9,628	11,051	26,617	33,484
Property operating expenses	8,615	9,200	26,629	25,654
Real estate taxes	8,712	9,874	27,742	27,041
Depreciation and amortization	29,684	23,941	77,768	69,815
Provision for asset impairment	2,713	—	3,510	16,440
Total expenses	59,352	54,066	162,266	172,434
Operating income	1,141	8,785	23,917	14,856
Interest and dividend income	340	938	1,489	3,853
Gain on sale of investment properties, net	13,476	7,253	51,741	21,634
(Loss) gain on extinguishment of debt, net	(4)	(42)	10,693	840
Other income (expense)	21	2,611	515	(671)
Interest expense	(5,954)	(7,588)	(19,047)	(22,795)
Equity in (losses) earnings of unconsolidated entities	(43)	648	(2,795)	1,895
Realized and unrealized investment gains, net	13	71	236	30,940
Income from continuing operations before income taxes	8,990	12,676	66,749	50,552
Income tax expense	(43)	(432)	(407)	(943)
Net income from continuing operations	8,947	12,244	66,342	49,609
Net income from discontinued operations	—	9,721	—	8,372
Net income	$8,947	$21,965	$66,342	$57,981

Weighted average number of common shares outstanding, basic and diluted	768,385,770	773,517,492	772,341,263	773,405,710
Net income per common share, from continuing operations, basic and diluted	$0.01	$0.02	$0.09	$0.06
Net income per common share, from discontinued operations, basic and diluted	$—	$0.01	$—	$0.01
Net income per common share, basic and diluted	$0.01	$0.03	$0.09	$0.07

Distributions declared per common share outstanding	$0.01	$0.02	$0.05	$0.05
Distributions paid per common share outstanding	$0.01	$0.02	$0.05	$0.05
Comprehensive income
Net income	$8,947	$21,965	$66,342	$57,981
Unrealized gain (loss) on investment securities	—	4,257	—	(13,407)
Unrealized gain on derivatives	142	111	1,218	426
Reclassification for amounts recognized in net income	(284)	(71)	(593)	(30,940)
Comprehensive income	$8,805	$26,262	$66,967	$14,060
See accompanying notes to condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Equity
(Unaudited)

(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in excess of accumulated net income	Accumulated Comprehensive Income	Total

Beginning balance, January 1, 2017	773,304,997	$773	$5,676,639	$(3,786,943)	$59,059	$1,949,528
Net income	—	—	—	57,981	—	57,981
Unrealized gain on investment securities	—	—	—	—	(13,407)	(13,407)
Unrealized loss on derivatives	—	—	—	—	426	426
Reclassification for amounts recognized in net income	—	—	—	—	(30,940)	(30,940)
Distributions declared	—	—	—	(40,316)	—	(40,316)
Stock-based compensation, net	215,544	—	2,686	—	—	2,686
Refund of excess funds associated with 2016 tender offer	—	—	1,929	—	—	1,929
Ending balance, September 30, 2017	773,520,541	$773	$5,681,254	$(3,769,278)	$15,138	$1,927,887

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in excess of accumulated net income	Accumulated Comprehensive Income	Total

Beginning balance, January 1, 2018	774,293,197	$773	$5,681,912	$(3,778,908)	$1,945	$1,905,722
Impact of Accounting Standards Update ("ASU") No. 2016-01 (a)	—	—	—	275	(275)	—
Impact of ASU No. 2017-05 (a)	—	—	—	12,756	—	12,756
Adjusted balance at January 1, 2018	774,293,197	773	5,681,912	(3,765,877)	1,670	1,918,478
Net income	—	—	—	66,342	—	66,342
Unrealized gain on derivatives	—	—	—	—	1,218	1,218
Reclassification for amounts recognized in net income	—	—	—	—	(593)	(593)
Distributions declared	—	—	—	(40,753)	—	(40,753)
Stock-based compensation, net	159,540	—	1,812	—	—	1,812
Repurchase of common stock	(46,503,539)	(45)	(99,186)	—	—	(99,231)
Ending balance, September 30, 2018	727,949,198	$728	$5,584,538	$(3,740,288)	$2,295	$1,847,273

(a)	See Note 2. Recently Issued Accounting Pronouncements Adopted.
See accompanying notes to condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$66,342	$57,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,906	71,096
Amortization of above and below-market leases, net	(3,990)	(4,638)
Amortization of debt premiums, discounts and financing costs	797	947
Straight-line rental income	(3,237)	(1,418)
Provision for asset impairment	3,510	16,440
Gain on sale of investment properties, net	(51,741)	(31,749)
Gain on extinguishment of debt, net	(10,693)	(838)
Equity in losses (earnings) of unconsolidated entities	2,795	(1,895)
Distributions from unconsolidated entities	5,069	351
Realized and unrealized investment gains, net	(236)	(30,940)
Non-cash stock-based compensation, net	3,187	4,007
Changes in assets and liabilities:
Accounts and rents receivable, net	400	1,682
Deferred costs and other assets	3,742	6,326
Accounts payable and accrued expenses	7,862	3,988
Other liabilities	(22)	3,546
Net cash provided by operating activities	101,691	94,886
Cash flows from investing activities:
Purchase of investment properties	(149,781)	(517,061)
Acquired in-place and market lease intangibles, net	(8,935)	(50,207)
Capital expenditures and tenant improvements	(17,636)	(20,278)
Investment in development projects	(2,028)	—
Proceeds from sale and transfer of investment properties, net	254,424	197,843
Proceeds from sale of marketable securities, net	3,609	140,171
Contributions to unconsolidated entities	(2,761)	(6,109)
Distributions from unconsolidated entities	282	1,285
Lease commissions and other leasing costs	(5,353)	(2,201)
Other assets	(89)	998
Other liabilities	(330)	(1,124)
Net cash provided by (used in) investing activities	71,402	(256,683)
Cash flows from financing activities:
Shares repurchased	(98,666)	—
Distributions	(41,164)	(39,917)
Refund received of excess funds associated with 2016 tender offer	—	1,929
Proceeds from debt	52,000	—
Pay-offs of debt	(68,096)	(104,032)
Debt prepayment penalties	(1,617)	—
Principal payments of mortgage debt	(1,423)	(1,022)
Payment of loan fees and deposits	(619)	(343)
Net cash used in financing activities	(159,585)	(143,385)
Net increase (decrease) in cash, cash equivalents, and restricted cash	13,508	(305,182)
Cash, cash equivalents, and restricted cash at beginning of period	171,878	417,325
Cash, cash equivalents, and restricted cash at end of period	$185,386	$112,143

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)

	Nine months ended September 30,
	2018	2017
Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$157,351	$102,810
Restricted cash	28,035	9,333
Cash, cash equivalents, and restricted cash at end of period	$185,386	$112,143

Supplemental disclosure and schedules:
Cash flow disclosure, including non-cash activities:
Cash paid for interest	$18,504	$23,973
Cash paid for income taxes, net of refunds of $138 and $509	$1,040	$684
Distributions payable	$13,030	$13,440
Recognition of partially deferred gains on property sales	$12,756	$—
Accrued capital expenditures and tenant improvements	$5,207	$1,706
Accrued investment in re-development projects	$362	$—
Accrued lease commissions and other leasing costs	$410	$218
Accrued common stock repurchase costs	$565	$—

Purchase of investment properties:
Net investment properties	$150,477	$570,403
Accounts receivable, lease intangibles, and deferred costs and other assets	14,121	69,214
Accounts payable, accrued expenses, lease intangibles, and other liabilities	(5,882)	(30,632)
Assumption of mortgage debt	—	(41,717)
Cash outflow for purchase of investment properties	158,716	567,268
Assumption of mortgage principal	—	41,000
Capitalized acquisition costs	(260)	(1,692)
Construction escrow accounts	467	14,568
Credits and other changes in cash outflow, net	877	2,567
Accrued contingent consideration	—	9,714
Gross acquisition price of investment properties	$159,800	$633,425

Sale and transfer of investment properties:
Net investment properties	$251,383	$166,724
Accounts receivable, lease intangibles, and deferred costs and other assets	10,077	5,597
Accounts payable, accrued expenses, lease intangibles, and other liabilities	(10,289)	(3,682)
Debt extinguished through transfer of properties	(44,331)	(3,383)
Debt extinguished through disposition of properties	(14,854)	—
Gain on sale and transfer of investment properties, net	51,741	31,749
Gain on extinguishment of debt, net	10,697	838
Cash inflow from sale and transfer of investment properties, net	254,424	197,843
Transfer of mortgage principal to buyer	16,600	—
Surrender of mortgage escrows for transferred properties	2,160	8,071
Credits and other changes in cash inflow, net	9,766	216
Gross disposition price of investment properties	$282,950	$206,130

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
The Company changed its name to InvenTrust Properties Corp. in April of 2015. The Company was formed to own, manage, acquire, and develop a diversified portfolio of commercial real estate located throughout the United States and to own properties in development, to partially own properties through joint ventures, and to own investments in marketable securities and other assets. The Company is now solely focused on owning, managing, acquiring, and developing a multi-tenant retail platform. As used throughout this Quarterly Report, the terms "Company," "InvenTrust," "we," "us," or "our" mean InvenTrust Properties Corp. and its wholly owned and unconsolidated joint venture investments.
Unless otherwise noted, all amounts are stated in thousands, except share, per share, and per square foot data. Any reference to number of properties, square feet, tenant and occupancy data are unaudited.
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
As of September 30, 2018, the Company's assets consisted of 63 retail properties, including two retail properties classified as consolidated VIEs. As of September 30, 2017, the Company's assets consisted of 70 retail properties. In addition, as of September 30, 2018 and 2017, the Company had significant investments in two operating real estate joint ventures, one of which owns an interest in 14 and 15 retail properties, respectively, managed by the Company. The other joint venture owns land to be developed in Sacramento, California.
2. Basis of Presentation and Recently Issued Accounting Pronouncements
The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, judgments and assumptions are required in a number of areas, including, but not limited to, evaluating the impairment of long-lived assets, allocating the purchase price of acquired assets, determining the fair value of debt and evaluating the collectability of accounts receivable. The Company bases these estimates, judgments and assumptions on historical experience and various other factors that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Reclassifications
The Company has made certain reclassifications to the condensed consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2017 to conform to the 2018 presentation, including a $1,019 and $2,846 reclassification, respectively, of certain payroll costs from general and administrative expenses to property operating expenses based on the determination by the Company that certain functions' activities were more directly associated with the operations of the retail properties than corporate-level activities.
In addition, upon the adoption of ASU No. 2016-18, Statement of Cash Flows, the Company has made certain reclassifications to the condensed consolidated statement of cash flows for the nine months ended September 30, 2017 to conform to the 2018 presentation. For the nine months ended September 30, 2017, the adoption resulted in a net $4,092 increase in cash used in investing activities. The Company determined that the presentation of funds held in escrow for potential future property acquisitions as restricted cash most appropriately reflects the nature of the restrictions on the balances and underlying transactions; historically, the funds were recorded as deferred costs and other assets, net. This reclassification increased restricted cash on the condensed consolidated balance sheets by $6,650 as of December 31, 2016. As a result, the Company made additional reclassifications to the condensed consolidated statement of cash flows for the nine months ended September 30, 2017 to conform to the 2018 presentation, including a $6,650 increase in net cash used in investing activities resulting from the reclassification of funds held in escrow for potential future property acquisitions.
Recently Issued Accounting Pronouncements Adopted

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
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
January 2018
The Company adopted ASU No. 2014-09 and the related subsequent updates on a modified retrospective basis. The Company has included "Note 3. Revenue Recognition" to address the incremental disclosures pertaining to the new standard which enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

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
Upon the Company’s retrospective method adoption, the Company includes amounts generally described as restricted cash with cash and cash equivalents. For the nine months ended September 30, 2017, the adoption resulted in a net $4,092 increase in net cash used in investing activities.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Recently Issued Accounting Pronouncements Adopted, continued

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
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
January 2018
For property sales where the Company has no continuing involvement, there should be no change to the Company's timing of gain or loss recognition. The Company adopted ASU No. 2017-05 in conjunction with the new revenue standard on January 1, 2018, resulting in deferred gains of $12,756 recognized through beginning distributions in excess of accumulated net income, as discussed in "Note 6. Investment in Consolidated and Unconsolidated Entities".

Recently Issued Accounting Pronouncements Not Yet Adopted

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
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
		January 2019	The Company is continuing to evaluate this guidance but does not expect its adoption will have a significant impact on the condensed consolidated financial statements.

ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement
ASU No. 2018-13 is intended to improve the effectiveness of the disclosures required by Topic 820, Fair Value Measurement by eliminating, amending, or adding certain disclosures. The amendments in this ASU are the result of a broader disclosure project called FASB Concepts Statement, Conceptual Framework for Financial Reporting — Chapter 8: Notes to Financial Statements, which was finalized on August 28, 2018. Certain amendments require a prospective transition method, while others require a retrospective transition method. The guidance is effective for all entities for fiscal years beginning after December 15, 2019, and early adoption is permitted.
		January 2020	The Company is continuing to evaluate this guidance but does not expect its adoption will have a significant impact on the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Recently Issued Accounting Pronouncements Not Yet Adopted, continued

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
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
January 2019
The Company will adopt the new standard and related updates on a modified retrospective basis on January 1, 2019 and will apply the effective date method in which the elected practical expedients will be applied consistently to all leases commenced before the effective date of January 1, 2019. The Company's comparative periods will not be restated.

The Company will elect the accounting policy, among others, to not separate lease and non-lease components for all qualifying leases. In effect, this will generally relieve the Company from the requirement to account for certain consideration under the new revenue standard.

Due to the new standard’s narrowed definition of initial direct costs, the Company expects to expense as incurred certain lease origination costs currently capitalized and amortized to expense over the lease term. Any costs no longer qualifying as initial direct costs will result in an increase to general and administrative expense in the condensed consolidated statements of operations and comprehensive income in the period of adoption and prospectively. However, the Company does not believe this change will have a material impact on its condensed consolidated financial statements.

As a lessee, the most significant impact to the Company will be the recognition of a new right-of-use asset and lease liability on the condensed consolidated balance sheet of approximately $3,000, which was estimated by utilizing an average discount rate of approximately 4.4%, reflecting the Company's incremental borrowing rate. These initial estimates are based on the Company’s corporate office and ground lease arrangements as of September 30, 2018 and may change prior to the adoption date.

As a lessor, the Company believes that substantially all of the Company's leases will continue to be classified as operating leases under the new standard and will continue to record revenues from rental properties on a straight-line basis. However, certain ground, anchor, and other long-term leases entered into or acquired subsequent to the adoption date have an increased likelihood of being classified as either sales-type or finance-type leases.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are either not relevant to the Company, or are not expected to have a material effect on the condensed consolidated financial statements of the Company.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. Revenue Recognition
As a result of the adoption of Topic 606, Revenue from Contracts with Customers ("Topic 606"), the Company has changed its accounting policy from Topic 605, Revenue Recognition ("Topic 605"), for revenue recognized through other fee income on the condensed consolidated statement of operations and comprehensive income. The comparative period information has not been adjusted and continues to be reported under Topic 605. For the comparative period information reported under Topic 605, the Company recognized the fees as revenue when the related services were performed. The implementation of Topic 606 generally did not change the timing or pattern of revenue recognition for other fee income. As a result, there was no cumulative effect recognized. The Company has elected to apply Topic 606 to new and existing contracts that are not completed contracts as of January 1, 2018.
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
The following table reflects the disaggregation of other fee income:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Property management fees	$631	$671	$1,996	$2,126
Asset management fees	269	303	831	910
Leasing commissions and other fees	65	44	138	176
Other fee income	$965	$1,018	$2,965	$3,212
Contract Balances
The Company recognizes revenue when it satisfies a performance obligation. These rights to consideration most often result in receivables that are settled through recurring monthly customer payments for services provided over the term of the contract, which has a remaining original duration through 2023. The Company generally does not receive prepayments for services or recognize revenue prior to being legally entitled to payment from the customer. As a result, the Company generally does not record material contract assets or contract liabilities. The Company has receivables of $683 and $515 as of September 30, 2018 and December 31, 2017, respectively, which are included in deferred costs and other assets, net, on the condensed consolidated balance sheets.
Property Management and Asset Management Fees
The Company earns property management and asset management fees from services provided to our joint venture partnerships. Property management and asset management fees are recognized over time as services are rendered. The bundled services of the property management performance obligation and asset management performance obligation each qualify as a series of distinct services satisfied over time. The variable consideration related to each of the performance obligations is recognized in each of the periods that directly relate to the Company's efforts to provide those services. Accordingly, the Company has elected the optional exemption provided by Topic 606 and does not disclose information about remaining wholly unsatisfied performance obligations. The uncertainty of the property management and asset management fees, which generally relate to the fluctuation in cash receipts from tenants and potential changes in equity capitalization, are resolved on a monthly basis. For certain services, the Company acts as an agent on behalf of the customer to arrange for performance by a third-party. Based on the Company's judgment, both the underlying asset management service activities and the underlying property management service activities are not distinct but are inputs (or fulfillment activities) to provide the combined output (either the overall asset management service or the overall property management service).

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
4. Acquired Properties
The following table reflects the retail properties acquired, accounted for as asset acquisitions, during the nine months ended September 30, 2018:

Property	Metropolitan Statistical Area (MSA)(a)	Acquisition Date	Gross Acquisition Price	Square Feet
PGA Plaza (b)	Miami-Fort Lauderdale-West Palm Beach, FL	May 16, 2018	$88,000	120,000
Kennesaw Marketplace (b)	Atlanta-Sandy Springs-Roswell, GA	May 30, 2018	64,300	117,000
Kennesaw Marketplace, Phase 3 (c)	Atlanta-Sandy Springs-Roswell, GA	September 13, 2018	7,500	13,000
			$159,800	250,000

(a)	As defined by the United States Office of Management and Budget.

(b)	These acquisitions were made through two consolidated VIEs and used to facilitate an Internal Revenue Code Section 1031 tax-deferred exchange ("Reverse 1031 Exchange").

(c)	The assets, liabilities, and operations of Kennesaw Marketplace, Phase 3, are accounted for as part of the larger Kennesaw Marketplace retail property.
The following table summarizes the retail properties acquired, accounted for as asset acquisitions, during the nine months ended September 30, 2017:

Property	MSA	Acquisition Date	Gross Acquisition Price	Square Feet
Campus Marketplace (a)	San Diego-Carlsbad, CA	January 6, 2017	$73,350	144,000
Paraiso Parc and Westfork Plaza	Miami-Fort Lauderdale-West Palm Beach, FL	February 1, 2017	163,000	393,000
The Shops at Town Center	Washington-Arlington-Alexandria, DC-VA-MD-WV	February 21, 2017	53,550	125,000
Cary Park Town Center	Raleigh-Cary, NC	August 14, 2017	25,000	93,000
The Parke	Austin-Round Rock, TX	August 18, 2017	112,250	364,000
The Plaza Midtown	Atlanta-Sandy Springs-Roswell, GA	August 18, 2017	31,800	70,000
River Oaks (b)	San Jose-Sunnyvale-Santa Clara, CA	September 14, 2017	115,000	275,000
Kyle Marketplace (b)	Austin-Round Rock, TX	September 21, 2017	59,475	226,000
			$633,425	1,690,000

(a)
As part of this acquisition, the Company assumed mortgage debt of $41,717, as reported within non-cash financing activities on the condensed consolidated statement of cash flows for the nine months ended September 30, 2017.

(b)
These asset acquisitions were structured as Reverse 1031 Exchanges. During the first quarter of 2018, the title of Kyle Marketplace and River Oaks transferred to the Company through the completions of an exchange and expiration of the 180-day waiting period, respectively.

The Company incurred transaction costs of $60 and $260 during the three and nine months ended September 30, 2018, respectively, and $524 and $1,692 during the three and nine months ended September 30, 2017, respectively, which were capitalized and included in building and other improvements on the Company's condensed consolidated balance sheets.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the estimated fair value of the retail properties' assets acquired and liabilities assumed for the nine months ended September 30, 2018 and September 30, 2017:

	2018 Acquisitions	2017 Acquisitions
Land	$23,001	$125,990
Building and other improvements	127,216	440,204
Total investment properties	150,217	566,194
Intangible assets (a)	14,054	69,306
Intangible liabilities (b)	(5,119)	(19,099)
Net other assets and liabilities	648	17,024
Total fair value of assets acquired and liabilities assumed	$159,800	$633,425

(a)	Intangible assets include in-place leases and above-market leases.

(b)	Intangible liabilities include below-market leases.
5. Disposed Properties
Continuing operations
The following retail properties were disposed of during the nine months ended September 30, 2018:

Date	Property	Square Feet	Gross Disposition Price	Gain (Loss) on Sale of Investment Properties, net	Gain (Loss) on Extinguishment of Debt (d)
January 9, 2018	Sherman Town Center I & II	485,000	$63,000	$12,382	$—
January 25, 2018	Grafton Commons	239,000	33,500	6,564	—
March 8, 2018	Lakeport Commons	283,000	31,000	(666)	—
March 21, 2018	Stonecrest Marketplace (a)	265,000	—	1,777	10,752
March 31, 2018	Northwest Marketplace (b)	—	—	248	—
April 17, 2018	Market at Morse/Hamilton	45,000	10,000	1,592	—
May 24, 2018	Siegen Plaza	156,000	29,000	3,849	(54)
June 20, 2018	Tomball Town Center	67,000	22,750	7,184	—
June 26, 2018	Bellerive Plaza (c)	76,000	—	(22)	1,694
June 28, 2018	Parkway Centre North	143,000	23,700	5,357	(1,695)
September 14, 2018	Tulsa Hills	473,000	70,000	13,476	—
		2,232,000	$282,950	$51,741	$10,697

(a)
On March 21, 2018, the Company surrendered Stonecrest Marketplace, with a carrying value of $23,932, to the lender in satisfaction of non-recourse debt with an initial maturity date of March 1, 2017 and recognized a gain on transfer of assets, net, of $1,777. The Company is not aware of any material outstanding commitments and contingencies related to Stonecrest Marketplace.

(b)	The Company recognized a gain on sale of $248 related to the completion of a partial condemnation at this retail property.

(c)
On June 26, 2018, the Company surrendered Bellerive Plaza, with a carrying value of $4,771, to the lender in satisfaction of non-recourse debt with an initial maturity date of June 1, 2017. The Company recognized a loss on transfer of assets, net, of $22. The Company is not aware of any material outstanding commitments and contingencies related to Bellerive Plaza.

(d)
In addition to the gain or loss recognized as a result of the disposition of retail properties, the Company extinguished an additional loan on a retail property resulting in a loss on debt extinguishment of $4.

In aggregate, the Company recognized net proceeds of $254,424 from the sales, surrender, and condemnation of these properties on the condensed consolidated statement of cash flows during the nine months ended September 30, 2018.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following retail properties were disposed of during the nine months ended September 30, 2017:

Date	Property	Square Feet	Gross Disposition Price	Gain (Loss) on Sale of Investment Properties, net	Gain (Loss) on Extinguishment of Debt
January 10, 2017	Penn Park	242,000	$29,050	$1,021	$—
May 17, 2017	Intech Retail (a)	19,000	—	(53)	882
May 19, 2017	Sparks Crossing	336,000	40,280	10,584	—
June 23, 2017	Lincoln Village	164,000	30,000	2,355	—
June 30, 2017	Market at Westlake (b)	—	—	474	—
July 31, 2017	Pavilions at Hartman Heritage	223,000	21,700	(1,708)	—
July 31, 2017	Legacy Crossing	134,000	10,250	(211)	(1)
September 28, 2017	Heritage Plaza	132,000	21,350	9,172	(41)
		1,250,000	$152,630	$21,634	$840

(a)
On May 17, 2017, the Company surrendered Intech Retail, with a carrying value of $2,338, to the lender in satisfaction of non-recourse debt with an initial maturity date of November 1, 2016 and recognized a loss on transfer of assets, net, of $53. The Company is not aware of any material outstanding commitments and contingencies related to Intech Retail.

(b)	The Company recognized a gain on sale of $474 related to the completion of a partial condemnation at this retail property.
In aggregate, the Company recognized net proceeds of $197,843 from the sales, surrender, and condemnation of these properties on the condensed consolidated statement of cash flows during the nine months ended September 30, 2017.
Discontinued operations
On August 30, 2017, the Company sold its remaining non-core office property, Worldgate Plaza, for a gross disposition price of $53,500. This disposition represented the conclusion of the Company's strategic shift away from a diversified portfolio of commercial real estate assets not classified as multi-tenant retail. Certain reclassifications were made to discontinued operations on the condensed consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2017 to reflect the operations of Worldgate Plaza.

	Three months ended September 30, 2017	Nine months ended September 30, 2017
Total income	$844	$3,855
Less:
Depreciation and amortization expense	301	1,205
General and administrative, property operating, and real estate tax expenses	492	2,398
Operating income from discontinued operations	51	252
Interest expense, income taxes, and other miscellaneous expenses	(443)	(1,993)
Gain on sale of properties, net	10,115	10,115
Loss on extinguishment of debt	(2)	(2)
Net income from discontinued operations	$9,721	$8,372

Net income per common share, from discontinued operations, basic and diluted	$0.01	$0.01
Weighted average number of common shares outstanding, basic and diluted	773,517,492	773,405,710

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Investment in Consolidated and Unconsolidated Entities
Consolidated Entities
During the second quarter of 2018, the Company entered into purchase agreements structured as Reverse 1031 Exchanges and loaned $152,300 to the VIEs to acquire PGA Plaza and Kennesaw Marketplace, which were the Company's only active Reverse 1031 Exchanges. As of September 30, 2018, the Company was deemed to be the primary beneficiary as it has the ability to direct the activities of the entities that most significantly impact economic performance and has all of the risks and rewards of ownership. Accordingly, the Company consolidated each active Reverse 1031 Exchange at September 30, 2018. The liabilities of the VIEs are non-recourse to the Company, and the assets must first be used to settle obligations of the VIEs. The following table presents the net assets of the VIEs as of September 30, 2018.

September 30, 2018
Net investment properties	$142,329
Other assets	14,225
Total assets	156,554
Other liabilities	(6,614)
Net assets	$149,940
Unconsolidated Entities
The entities listed below are owned by the Company and other unaffiliated parties in joint ventures. Net income, distributions and capital transactions for these entities are allocated to the Company and its joint venture partners in accordance with the respective partnership agreements.

			Carrying Value of Investment as of
Entity	Description	Ownership %	September 30, 2018	December 31, 2017
IAGM Retail Fund I, LLC	Multi-tenant retail shopping centers	55%	$128,286	$123,693
Downtown Railyard Venture, LLC	Land development	90%	59,961	57,183
Other unconsolidated entities	Various real estate investments	Various	(112)	(112)
			$188,135	$180,764
On April 17, 2013, the Company entered into a joint venture, IAGM Retail Fund I, LLC ("IAGM"), with PGGM Private Real Estate Fund, for the purpose of acquiring, owning, managing, supervising, and disposing of retail properties and sharing in the profits and losses from those retail properties and their activities. The Company contributed 14 properties to IAGM during the year ended December 31, 2013, and treated the contribution as a partial sale under Topic 360-20, "Property, Plant and Equipment - Real Estate Sales," and deferred an aggregate gain of $15,625 as a result of the property sales into the joint venture. Through December 31, 2017, the Company was amortizing the basis adjustment over 30 years, consistent with the depreciation period of the investee's underlying assets.
In accordance with the provisions of ASU No. 2017-05, full gain recognition may be required for property sales in which the Company has continuing involvement, where those gains may have been deferred under prior GAAP. As of January 1, 2018, with the adoption of ASU No. 2017-05, the Company's remaining $12,756 of the aforementioned deferred gain has been recognized through beginning distributions in excess of accumulated net income.
During the three months ended September 30, 2018, IAGM recognized a provision for asset impairment of $1,405 on one retail property. During the nine months ended September 30, 2018, IAGM recognized a provision for asset impairment of $3,673 on three retail properties. During the nine months ended September 30, 2018, IAGM disposed of one retail property and recognized a loss on sale of $3,905. For the three and nine months ended September 30, 2018, the Company's share of IAGM's provision for asset impairment was $773 and $2,020, respectively, and its share of the loss on sale for the nine months ended September 30, 2018, was $2,148.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Combined Financial Information
The following tables present the combined condensed financial information for the Company's unconsolidated entities.

	As of
	September 30, 2018	December 31, 2017
Assets:
Real estate assets, net of accumulated depreciation	$545,014	$586,671
Other assets	99,630	73,423
Total assets	$644,644	$660,094
Liabilities and equity:
Debt, net	311,699	311,574
Other liabilities	45,858	49,032
Equity	287,087	299,488
Total liabilities and equity	$644,644	$660,094

Company's share of equity	$187,905	$193,572
Cost of investments in excess of the Company's share of underlying net book value, net of accumulated amortization of $0 and $2,647, respectively.	230	(12,808)
Carrying value of investments in unconsolidated entities	$188,135	$180,764

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues	$15,087	$15,543	$44,951	$49,307
Expenses:
Interest expense and loan cost amortization	3,434	3,505	10,240	10,032
Depreciation and amortization	5,124	6,234	16,401	18,848
Operating expenses, ground rent and general and administrative expenses	4,766	5,193	15,774	17,463
Provision for asset impairment	1,405	—	3,673	—
Total expenses	14,729	14,932	46,088	46,343
Net income (loss) before gain (loss) on sale of real estate	358	611	(1,137)	2,964
Gain (loss) on sale of real estate	13	—	(3,892)	—
Net income (loss)	$371	$611	$(5,029)	$2,964

Company's share of net income (loss), net of excess basis depreciation of $0, $130, $0 and $390, respectively	$(93)	$648	$(3,069)	$1,895
Distributions from unconsolidated entities in excess of the investments' carrying value	50	—	274	—
Equity in (losses) earnings of unconsolidated entities	$(43)	$648	$(2,795)	$1,895
The following table shows the scheduled maturities of IAGM's mortgages payable as of September 30, 2018 for the remainder of 2018, each of the next four years, and thereafter.

	Maturities during the year ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Mortgages payable	$188,925	31,353	—	23,150	—	68,805	$312,233
On June 30, 2018, IAGM entered into a one-year extension on a non-recourse mortgage loan with a balance of $15,103 related to one retail property. The original maturity date of June 30, 2018 has been extended to June 30, 2019.
On October 5, 2018, IAGM used proceeds from the sale of Victory Lakes to extinguish $38,300 of mortgages payable at two retail properties maturing in 2018 and on November 2, 2018, IAGM entered into a non-revolving, senior secured term loan

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

facility of $152,000 to refinance its remaining mortgages payable maturing in 2018, as disclosed in "Note 12. Subsequent Events."
As of September 30, 2018, $23,000 of mortgages payable by the joint venture are recourse to the Company. Subsequent to the execution of the November 2, 2018 non-revolving, senior secured term loan facility, these mortgages payable are no longer recourse of the Company.
7. Debt
As of September 30, 2018, the Company's total debt, net, was $589,994, which consists of mortgages payable, net, of $239,264 and credit agreements, net, of $350,730. The Company believes that it has the ability to repay, refinance or extend any of its debt, and that it has adequate sources of funds to meet short-term cash needs related to mortgages payable. It is anticipated that the Company will use proceeds from property sales, cash on hand, available capacity on term loan and line of credit, if any, to repay, refinance or extend the mortgages payable maturing in the near term.
Mortgages payable
As of September 30, 2018 and December 31, 2017, the Company had the following mortgages payable outstanding:

	September 30, 2018	December 31, 2017
Mortgages payable (a)	$240,351	$370,804
Premium, net of accumulated amortization	299	478
Discount, net of accumulated amortization	(167)	(195)
Debt issuance costs, net of accumulated amortization	(1,219)	(1,611)
Total mortgages payable, net	$239,264	$369,476

(a)
Mortgages payable had fixed interest rates (for both conforming loans and loans in default) ranging from 3.49% to 5.49%, with a weighted average interest rate of 4.37% as of September 30, 2018, and 3.49% to 10.45% with a weighted average interest rate of 5.13%, as of December 31, 2017.

Some of the mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions and distribution limitations. As of September 30, 2018, the Company was in compliance with all mortgage loan requirements. Of the total outstanding mortgages payable, $3,000 is recourse to the Company as of September 30, 2018.
The following table shows the scheduled maturities of the Company's mortgages payable as of September 30, 2018 for the remainder of 2018, each of the next four years, and thereafter.

	Maturities during the year ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Mortgages payable	$7,575	$—	$41,000	$12,627	$50,982	$128,167	$240,351
On November 5, 2018, the Company used cash on hand to extinguish a mortgage payable maturing in 2018 of $7,575. Subsequent to this extinguishment, there were no outstanding mortgages payable recourse to the Company.
Credit agreements
On November 5, 2015, the Company entered into a term loan credit agreement for a $300,000 unsecured credit facility with an accordion feature that allows the Company to increase the size of the unsecured term loan credit facility to $600,000, subject to certain conditions. The term loan credit facility is subject to the maintenance of certain financial covenants. As of September 30, 2018 and December 31, 2017, the Company was in compliance with all of the covenants and default provisions under the term loan credit agreement.
On February 3, 2015, the Company entered into an amended and restated credit agreement for a $300,000 unsecured revolving line of credit with an accordion feature that allows the Company to increase the size of its unsecured line of credit up to $600,000, subject to certain conditions. The unsecured revolving line of credit matures on February 2, 2019 and contains one twelve-month extension option that the Company may exercise upon payment of an extension fee equal to 0.15% of the commitment amount on the maturity date and subject to certain other conditions. The unsecured revolving line of credit bears

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

interest at a rate equal to 1-Month LIBOR plus 1.40% and requires the maintenance of certain financial covenants. On July 12, 2018, the Company drew $52,000 on the unsecured revolving line of credit to repay some of the Company's mortgages payable that are maturing in 2018. The Company had $248,000 available under the unsecured revolving line of credit as of September 30, 2018.
As of September 30, 2018 and December 31, 2017, the Company had the following borrowings outstanding under its term loan credit facility and line of credit:

	September 30, 2018		December 31, 2017
	Aggregate Principal Balance	Interest Rate	Aggregate Principal Balance	Interest Rate	Maturity Date
5 year - swapped to fixed rate (a)	$90,000	2.6510%	$90,000	2.6510%	January 15, 2021
5 year - swapped to fixed rate (b)	60,000	2.6525%	60,000	2.6525%	January 15, 2021
5 year - variable rate (c)	50,000	3.4038%	50,000	2.6607%	January 15, 2021
7 year - variable rate (d)	100,000	3.7038%	100,000	2.9607%	November 5, 2022
Total unsecured term loans	300,000		300,000
Issuance costs, net of accumulated amortization	(1,270)		(1,615)
Total unsecured term loans, net of amortized issuance costs	$298,730		$298,385
Unsecured revolving line of credit - variable rate (e)	52,000	3.5211%	—	n/a	February 2, 2019
Total outstanding credit agreements, net	$350,730

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

(c)	Interest rate reflects 1-Month LIBOR plus 1.3% as of September 30, 2018 and December 31, 2017.

(d)	Interest rate reflects 1-Month LIBOR plus 1.6% as of September 30, 2018 and December 31, 2017.

(e)	Interest rate reflects 1-Month LIBOR plus 1.4% as of September 30, 2018.
8. Fair Value Measurements
Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at September 30, 2018
Assets	Level 1	Level 2	Level 3
Marketable equity securities	$1,078	$—	$—
Real estate related bonds	—	307	—
Derivative interest rate swaps	—	2,295	—
Total assets	$1,078	$2,602	$—

	Fair Value Measurements at December 31, 2017
Assets	Level 1	Level 2	Level 3
Available-for-sale marketable securities	$4,431	$—	$—
Real estate related bonds	—	327	—
Derivative interest rate swaps	—	1,670	—
Total assets	$4,431	$1,997	$—

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Level 1
At September 30, 2018 and December 31, 2017, the fair value of the marketable equity securities has been determined based upon quoted market prices.
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
As of September 30, 2018 and December 31, 2017, the Company determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company's derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. As of September 30, 2018 and December 31, 2017, the Company had outstanding interest rate swap agreements with an aggregate notional value of $150,000.
Level 3
At September 30, 2018 and December 31, 2017, the Company had no Level 3 recurring fair value measurements.
Nonrecurring Measurements
During the nine months ended September 30, 2018, the Company identified three retail properties that had reductions in the expected holding periods. The Company's estimated fair value was based on executed purchase contracts. The Company recorded a provision for asset impairment of $3,510 on these three retail properties. During the three months ended September 30, 2018, the Company identified two retail properties that had reductions in the expected holding periods. The Company's estimated fair value was based on executed purchase contracts. The Company recorded a provision for asset impairment of $2,713 on these two retail properties.
During the nine months ended September 30, 2017, the Company identified three retail properties that had reductions in the expected holding periods and reviewed the probability of these retail properties' dispositions. The Company's estimated fair values were based on broker opinions of value and letters of intent. The Company recorded a provision for asset impairment of $16,440 on these three retail properties. There was no provision for asset impairment recorded for the three months ended September 30, 2017.
The following table summarizes activity for the Company’s assets measured at fair value on a nonrecurring basis and the related impairment charges for the three and nine months ended September 30, 2018 and 2017:

	For the three months ended September 30,				For the nine months ended September 30,
	2018		2017		2018		2017
	Level 3	Impairment Losses	Level 3	Impairment Losses	Level 3	Impairment Losses	Level 3	Impairment Losses
Investment properties	$33,075	$2,713	$—	$—	$64,075	$3,510	$36,676	$16,440
Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the Company's condensed consolidated financial statements as of September 30, 2018 and December 31, 2017.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

	September 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$240,351	$236,433	$370,804	$372,962
Unsecured term loans and revolving line of credit	$352,000	$352,276	$300,000	$299,770
The Company estimated the fair value of its mortgages payable using a weighted average effective market interest rate of 4.71% and 4.20% as of September 30, 2018 and December 31, 2017, respectively. The fair value estimate of the line of credit and term loan approximates the carrying value due to limited market volatility in pricing. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company's. As a result, the Company used a weighted average interest rate of 4.08% and 3.48% as of September 30, 2018 and December 31, 2017, respectively, to estimate the fair value of its line of credit and term loan. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
9. Earnings per Share and Equity Transactions
The following summarizes the calculation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator:
Net income from continuing operations	$8,947	$12,244	$66,342	$49,609
Net income from discontinued operations	—	9,721	—	8,372
Net income	$8,947	$21,965	$66,342	$57,981

Denominator:
Weighted average shares outstanding, basic and diluted	768,385,770	773,517,492	772,341,263	773,405,710

Net income from continuing operations allocated to common stockholders per share	$0.01	$0.02	$0.09	$0.06
Net income from discontinued operations allocated to common stockholders per share	$—	$0.01	$—	$0.01
Net income per common share, basic and diluted	$0.01	$0.03	$0.09	$0.07
On August 15, 2018, the Company announced and commenced a modified "Dutch Auction" tender offer (the "Offer") to purchase for cash up to $75.0 million in value of shares of the Company's common stock, par value $0.001 per share (the "Shares"), subject to the Company's ability to increase the number of Shares accepted for payment in the Offer by up to 2% of the Company's outstanding Shares, without amending or extending the Offer in accordance with the rules promulgated by the SEC. The Company exercised that option and increased the Offer by 10,706,774 shares, or $22.5 million, to avoid any proration for the stockholders tendering shares. The Offer expired on September 13, 2018.
As a result of the Offer, the Company has accepted for purchase 46,503,539 shares of its common stock at a purchase price of $2.10 per share, for an aggregate cost of approximately $99.2 million, including fees and expenses, relating to the Offer as of September 30, 2018. Aggregate costs of $99.2 million have been classified as reductions to common stock and additional paid-in capital on the condensed consolidated statement of equity for the nine months ended September 30, 2018. The 46,503,539 shares accepted for purchase in the Offer represented approximately 6.0% of the shares of common stock outstanding at the time of the Offer.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. Stock-Based Compensation
Incentive Award Plan
Effective as of June 19, 2015, the Company's board of directors adopted and approved the InvenTrust Properties Corp. 2015 Incentive Award Plan (as amended, the "Incentive Award Plan"), under which the Company may grant cash and equity incentive awards to eligible employees, directors, and consultants. The restricted share units granted under the Incentive Award Plan to employees vest equally on each of three anniversaries subsequent to the grant date, and annually for those shares granted to directors, subject to the recipients' continued service to the Company. Under the Incentive Award Plan, the Company is authorized to grant up to 30,000,000 shares of the Company's common stock pursuant to awards under the plan. At September 30, 2018, 23,523,614 shares were available for future issuance under the Incentive Award Plan.
A summary of the Company's restricted stock unit activity for the nine months ended September 30, 2018 is as follows:

	Unvested Restricted Stock Units	Weighted Average Grant Date Price Per Share (a)
Outstanding as of January 1, 2018	1,535,505	$3.19
Shares granted	1,892,903	$3.14
Shares vested	(190,117)	$3.28
Shares forfeited	(427,970)	$3.20
Outstanding at September 30, 2018	2,810,321	$3.16

(a)	On an annual basis, the Company engages an independent third-party valuation advisory consulting firm to estimate the per share value of the Company's common stock on a fully diluted basis.
On September 30, 2018, there was $5,753 of total unrecognized compensation expense related to unvested stock-based compensation arrangements which vest through December 2018, 2019 and 2020, as applicable. The Company recognized stock-based compensation expense of $1,103 and $3,187 for the three and nine months ended September 30, 2018, respectively, and $1,616 and $4,325 for the three and nine months ended September 30, 2017, respectively. Stock-based compensation expense is recognized on a straight-line basis over the vesting period and forfeitures of stock-based awards are recognized as they occur.
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
University House Communities Group, Inc., Indemnity Claims
The Company received an indemnity notice from UHC Acquisition Sub LLC ("UHC") regarding certain matters under the Stock Purchase Agreement, dated January 3, 2016, for University House Communities Group, Inc., which was sold in June 2016. The notice sets forth various items for which UHC believes they are entitled to indemnification from the Company. In the normal course of property dispositions, pursuant to the purchase and sale agreements, certain indemnification claims can be made against the Company by the purchaser, in which the Company will continue to adjust the financial statements, as necessary, based on these claims. Based on the facts and circumstances of the indemnification claims made, guidance provided by third-party specialists and counsel, and management’s initial and ongoing assessment of the UHC claims, the Company accrued a potential loss contingency on the condensed consolidated financial statements as of and for the year ended December 31, 2017; the impact of the accrual was not material to the overall condensed consolidated financial statements. Management has accrued their best estimate of the potential loss related to these claims, but, due to the preliminary nature of this matter, the ultimate resolution could result in a loss of up to $5,000 in excess of the amount accrued. As of September 30, 2018, no material additional information has come to the attention of management that would change their estimate of the potential loss related to these claims.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

12. Subsequent Events
In preparing its condensed consolidated financial statements, the Company has evaluated events and transactions occurring after September 30, 2018 through the date the financial statements were issued for recognition and disclosure purposes.
The Company has disposed of the following power center retail properties subsequent to September 30, 2018:

Date	Property	MSA	Square Feet	Gross Disposition Price
October 5, 2018	McKinney Town Center	Dallas-Fort Worth-Arlington, TX	243,000	$51,000
October 5, 2018	Riverstone	Houston-The Woodlands-Sugar Land, TX	273,000	27,750
October 23, 2018	Hiram Pavilion	Atlanta–Sandy Springs–Roswell, GA	363,000	44,350
			879,000	$123,100
On October 5, 2018, IAGM disposed of Victory Lakes Shopping Center, a 370,000 square foot power center located in the Houston-The Woodlands-Sugar Land, TX MSA for a gross disposition price of $53,000. IAGM used proceeds from the sale of Victory Lakes to extinguish $38,300 of mortgages payable at two retail properties maturing in 2018.
On November 2, 2018, IAGM entered into a non-revolving, senior secured term loan facility of $152,000 to refinance its mortgages payable maturing in 2018. The senior secured term loan facility matures in November 2023 and contains two twelve-month extension options that IAGM may exercise upon payment of an extension fee equal to 0.10% of the commitment amount on the first day of the extension term and subject to certain other conditions. The senior secured term loan facility bears interest at a rate equal to LIBOR daily floating rate plus 1.55% and requires the maintenance of certain financial covenants. Subsequent to this refinance, there were no outstanding IAGM mortgages payable recourse to the Company.
On November 5, 2018, the Company used cash on hand to extinguish a mortgage payable at Woodlake Crossing of $7,575. Subsequent to this refinance, there were no outstanding mortgages payable recourse to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report, other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements about the Company's plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, forward-looking statements can be identified by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "guidance," "predict," "potential," "continue," "likely," "will," "would," "illustrative," "should" and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us based on our knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements.
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties and factors set forth in our filings with the U.S. SEC, including our Annual Report for the year ended December 31, 2017, as may be updated in this Quarterly Report and other quarterly and current reports, which are on file with the SEC and available at the SEC’s website (www.sec.gov). Such risks and uncertainties, among others, include:

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

•	our ability to manage the risks of expanding, developing or re-developing some of our current and prospective retail properties;

•	our transition to an integrated operating platform may not prove successful over the long-term;

•	loss of members of our senior management team or other key personnel;

•	changes in governmental regulations and U.S. GAAP or interpretations thereof;

•	our ability to access capital for renovations and acquisitions on terms and at times that are acceptable to us;

•	changes in the competitive environment in the leasing market and any other market in which we operate;

•	shifts in consumer retail shopping from brick and mortar stores to e-commerce;

•	declaration of bankruptcy by our retail tenants;

•	forthcoming expirations of certain of our leases and our ability to re-lease such retail properties;

•	our ability to collect rent from tenants or to rent space on favorable terms or at all;

•	the impact of leasing and capital expenditures to improve our retail properties to retain and attract tenants;

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
The following discussion and analysis relates to the three and nine months ended September 30, 2018 and 2017 and as of September 30, 2018 and December 31, 2017. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included in this Quarterly Report.
Executive Summary
InvenTrust Properties Corp. is a premier, pure-play retail REIT that owns, leases, redevelops, acquires and manages open-air centers in key growth markets with favorable demographics. We continue to execute our strategy to enhance our multi-tenant retail platform by acquiring the right centers in the right markets, driven by focused and disciplined capital allocation.
During the nine months ended September 30, 2018, we continued to execute on our strategy by opportunistically disposing of properties not located in our core markets or where we believe the properties' values have been maximized. Our strategy is to redeploy the proceeds from these sales with a disciplined approach into strategic retail properties in our target markets. However, we face significant competition for attractive investment opportunities. As a result of this competition, the purchase prices for attractive and suitable assets may be significantly elevated and may adversely impact our ability to acquire assets at all. Dispositions of real estate assets can be particularly difficult in a challenging economic environment when uncertainties exist about the impact of e-commerce on retailers and when financing alternatives are limited for potential buyers. Our inability to sell assets, or to sell assets at attractive prices, could have an adverse impact on our ability to realize proceeds for reinvestment. In addition, our disposition activity could continue to cause us to experience dilution in financial operating performance during the period in which we dispose of properties.
In evaluating our financial condition and operating performance, management focuses on the following financial and non-financial indicators, discussed in further detail herein:

•
Property net operating income ("NOI"), which excludes general and administrative expenses, depreciation and amortization, provision for asset impairment, interest and dividends from corporate investments, gains (losses) from sales of properties, gains (losses) on extinguishment of debt, other income (expenses), interest expense, equity in earnings (losses) from unconsolidated entities, and realized and unrealized investment gains, net;

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

Multi-tenant retail platform
Our wholly owned, consolidated, and managed retail properties include grocery-anchored neighborhood and community centers and necessity-based power centers. As of September 30, 2018, we manage 77 retail properties, with a gross leasable area ("GLA") of approximately 13.5 million square feet, which includes two retail properties classified as consolidated VIEs, with a GLA of approximately 0.3 million square feet, and 14 retail properties with a GLA of approximately 3.0 million square feet owned through an interest in IAGM. The following table summarizes our multi-tenant retail platform as of September 30, 2018 and 2017.

	Total Multi-tenant Retail Platform		Wholly owned and Consolidated Retail Properties		IAGM Retail Properties
	2018	2017	2018	2017	2018	2017
No. of properties	77	87	63	72	14	15
GLA (square feet)	13,463,452	15,732,401	10,488,389	12,755,098	2,975,063	2,977,303
Economic occupancy (a)	94.0%	93.7%	94.0%	94.4%	92.0%	90.8%
ABR per square foot (b)	$17.19	$16.14	$17.20	$16.00	$17.15	$16.77

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

•
Power centers are generally larger and consist of several anchors, such as discount department stores, off-price stores, specialty grocers, and warehouse clubs or stores that offer a large selection of merchandise. Typically, the number of specialty tenants is limited and most are national or regional in scope.

The following tables summarize our multi-tenant retail platform, by center type, as of September 30, 2018 and 2017.

Community and neighborhood centers	Total Multi-tenant Retail Platform		Wholly owned and Consolidated Retail Properties		IAGM Retail Properties
	2018	2017	2018	2017	2018	2017
No. of properties	46	48	39	41	7	7
GLA (square feet)	5,435,120	5,439,219	4,169,462	4,171,623	1,265,658	1,267,596
Economic occupancy	94.0%	93.8%	94.0%	94.5%	94.0%	91.5%
ABR per square foot	$19.15	$17.52	$19.30	$17.20	$18.65	$18.62

Power centers	Total Multi-tenant Retail Platform		Wholly owned and Consolidated Retail Properties		IAGM Retail Properties
	2018	2017	2018	2017	2018	2017
No. of properties	31	39	24	31	7	8
GLA (square feet)	8,028,332	10,293,182	6,318,927	8,583,475	1,709,405	1,709,707
Economic occupancy	94.0%	93.6%	94.0%	94.4%	91.0%	90.2%
ABR per square foot	$15.82	$15.39	$15.79	$15.41	$15.92	$15.29

Market summary
The following table represents the geographical diversity of our multi-tenant retail platform as of September 30, 2018.

Region	No. of Properties	GLA (square feet)	% of Total GLA
East
Maryland	1	125,018	0.9%
Northeast
Pennsylvania	1	107,500	0.8%
South Atlantic
North Carolina	8	1,716,511	12.7%
Florida	9	1,675,007	12.4%
Georgia	9	1,227,626	9.1%
Virginia	2	375,677	2.8%
Alabama	1	207,568	1.5%
Kentucky	1	100,926	0.7%
	30	5,303,315	39.4%
Southwest
Texas	33	5,960,383	44.3%
Oklahoma	1	255,214	1.9%
	34	6,215,597	46.2%
West
California	7	1,046,634	7.8%
Colorado	4	665,388	4.9%
	11	1,712,022	12.7%
Total	77	13,463,452	100%
Multi-tenant retail platform by same-property
The following table summarizes the GLA, economic occupancy and ABR per square foot of the properties included in our multi-tenant retail platform classified as same-property for the three and nine months ended September 30, 2018 and 2017.

	Same-property results for the three months ended September 30, 2018 and 2017
	Total Multi-tenant Retail Platform		Wholly owned and Consolidated Retail Properties		IAGM Retail Properties
	2018	2017	2018	2017	2018	2017
No. of properties	70	70	56	56	14	14
GLA (square feet)	12,143,883	12,150,686	9,168,821	9,174,284	2,975,062	2,976,402
Economic occupancy	94.0%	92.9%	94.0%	93.6%	92.0%	91.0%
ABR per square foot	$16.78	$16.39	$16.67	$16.32	$17.15	$16.61

	Same-property results for the nine months ended September 30, 2018 and 2017
	Total Multi-tenant Retail Platform		Wholly owned and Consolidated Retail Properties		IAGM Retail Properties
	2018	2017	2018	2017	2018	2017
No. of properties	67	67	53	53	14	14
GLA (square feet)	11,481,218	11,487,983	8,506,156	8,511,581	2,975,062	2,976,402
Economic occupancy	93.0%	93.0%	94.0%	93.7%	92.0%	91.0%
ABR per square foot	$16.24	$15.87	$15.94	$15.63	$17.15	$16.61

Leasing Activity
The following table represents occupied lease expirations of our multi-tenant retail platform as of September 30, 2018.

Lease Expiration Year	No. of Expiring Leases	GLA of Expiring Leases	ABR of Expiring Leases	Percent of Total GLA	Percent of Total ABR	Expiring ABR per sq. ft.
2018	29	56,417	$1,592	0.4%	0.7%	$28.22
2019	216	978,637	16,988	7.7%	7.9%	17.36
2020	254	1,161,281	22,156	9.2%	10.4%	19.08
2021	271	1,575,237	27,370	12.5%	12.8%	17.38
2022	296	1,917,929	34,220	15.2%	16.0%	17.84
2023	229	1,467,661	26,110	11.6%	12.2%	17.79
2024	112	1,407,822	20,841	11.1%	9.7%	14.80
2025	69	777,022	11,232	6.1%	5.2%	14.46
2026	76	404,115	7,821	3.2%	3.7%	19.35
2027	102	786,596	16,984	6.2%	7.9%	21.59
Thereafter	147	1,854,637	28,226	14.7%	13.2%	15.22
Other (a)	239	269,223	668	2.1%	0.3%	2.48
	2,040	12,656,577	$214,208	100.0%	100.0%	$16.92

(a)
Other lease expirations include month-to-month and specialty leases. Specialty leasing represents leases of less than one year in duration for inline space and includes any term length for a common area space. Examples include retail holiday stores, storage, and short-term clothing and furniture consignment stores. Specialty leasing includes, but is not limited to, any term length for a common area space, including but not limited to: tent sales, automated teller machines, cell towers, billboards, and vending.

We believe the percentage of leases expiring annually over the next five years may allow us to capture an appropriate portion of potential market rent increases while allowing us to manage any potential re-leasing risk. For purposes of preparing the table, we have not assumed that un-exercised contractual lease renewal or extension options contained in our leases will in fact be exercised.
We have not experienced any tenant bankruptcies or receivable write-offs that have materially impacted our results of operations. Our retail business is neither highly dependent on specific retailers nor is it subject to significant lease roll-over concentration. We believe this minimizes risk to the platform from significant revenue variances over time.

The following table summarizes the leasing activity for leases that were executed during the nine months ended September 30, 2018 compared to expiring or expired leases for the same or previous tenant for renewals and the same unit for new leases at the 77 retail properties in our multi-tenant retail platform. We had GLA totaling 1,442,240 square feet expiring during the nine months ended September 30, 2018, of which 1,051,122 square feet was rolled over. This achieved a retention rate of approximately 72.9%.

	No. of Leases Executed as of September 30, 2018	GLA SF	New Contractual Rent ($PSF) (b)	Prior Contractual Rent ($PSF) (b)	% Change over Prior Contract Rent (b)	Weighted Average Lease Term (Years)	Tenant Improve-ment Allowance ($PSF)	Lease Commissions ($PSF)
All tenants
Comparable Renewal Leases (a)	156	912,702	$17.82	$17.12	4.1%	5.1	$0.69	$0.13
Comparable New Leases (a)	26	134,528	$19.35	$19.68	(1.7)%	10.1	$15.25	$7.16
Non-Comparable Renewal and New Leases	111	574,586	$18.47	N/A	N/A	8.3	$15.42	$5.32
Total	293	1,621,816	$18.02	$17.43	3.4%	6.6	$7.12	$2.55

Anchor tenants (leases over 10,000 square feet)
Comparable Renewal Leases (a)	22	583,907	$12.74	$12.34	3.2%	5.1	$0.71	$0.16
Comparable New Leases (a)	4	80,796	$11.09	$13.26	(16.4)%	10.4	$15.75	$5.09
Non-Comparable Renewal and New Leases	12	296,760	$13.16	N/A	N/A	9.0	$9.81	2.69
Total	38	961,463	$12.54	$12.45	0.7%	6.8	$4.78	$1.36

Non-anchor tenants (leases under 10,000 square feet)
Comparable Renewal Leases (a)	134	328,795	$26.85	$25.60	4.9%	5.0	$0.66	$0.09
Comparable New Leases (a)	22	53,732	$31.77	$28.55	11.3%	9.7	$14.51	$10.27
Non-Comparable Renewal and New Leases	99	277,826	$24.27	N/A	N/A	7.6	$21.41	$8.13
Total	255	660,353	$27.54	$26.01	5.9%	6.5	$10.52	$4.30

(a)
Comparable leases are leases that meet all of the following criteria: terms greater than one year, unit was vacant one year or less prior to occupancy, square footage of unit remains unchanged or within 10% of prior unit square footage, and has a rent structure consistent with the previous tenant.

(b)	Non-comparable leases are not included in totals.

Highlights for the three months ended September 30, 2018
Retail property acquisition
During the three months ended September 30, 2018, we acquired Phase 3 of Kennesaw Marketplace, with 13,000 square feet of GLA, for a gross acquisition price of $7.5 million. The assets, liabilities, and operations of Kennesaw Marketplace, Phase 3, are accounted for as part of the larger Kennesaw Marketplace retail property, which was acquired on May 30, 2018.
Retail property disposals
During the three months ended September 30, 2018, we continued to execute on our strategy to opportunistically dispose of properties not located in our core markets or where we believe the properties' values have been maximized. On September 14, 2018, we disposed of Tulsa Hills Shopping Center, a 473,000 square foot power center located in Tulsa, OK, for a gross disposition price of $70.0 million.
Joint venture activity
During the three months ended September 30, 2018, IAGM recorded an additional provision for asset impairment of $1.4 million on one retail property based on a purchase contract.
Tender Offer
On August 15, 2018, the Company announced and commenced the Offer. As a result of the Offer, the Company has accepted for purchase 46,503,539 shares of its common stock at a purchase price of $2.10 per share, for an aggregate cost of approximately $99.2 million, including fees and expenses relating to the Offer as of September 30, 2018.
Current strategy and outlook
For InvenTrust, the right properties mean open-air grocery anchored and certain necessity-based power centers, and the right markets mean those with above average growth in population, employment and wages. We believe these conditions create markets that are poised to experience increasing tenant demand for grocery anchored and necessity-based retail centers, which will then position us to capitalize on potential future rent increases while enjoying sustained occupancy at our centers. Using this criteria, we have identified 10 to 15 core markets within the metropolitan areas of Atlanta, Austin, Charlotte, Dallas-Fort Worth-Arlington, Denver, Houston, the greater Los Angeles and San Diego areas, suburban Washington D.C., Miami, Orlando, Raleigh-Durham, San Antonio and Tampa.
We have a coordinated program designed to increase rental income by maximizing re-development opportunities and identifying locations in our current multi-tenant retail platform where we can develop pad sites. We are continuing to work with our tenants to expand rentable square footage at select retail properties where demand warrants. In addition, due to our properties being both retail centers and community focal points, we are able to identify short-term and specialty leasing opportunities that generate revenue from areas of the properties that are typically vacant.
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

Results of Operations
The following section describes and compares our results of operations for the three and nine months ended September 30, 2018 and 2017 and reflects the results of our 63 wholly owned and consolidated retail properties. We generate substantially all of our net income from property operations. All dollar amounts shown in tables are stated in thousands unless otherwise noted.
Comparison of Results for the three and nine months ended September 30, 2018 and 2017

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
Income
Rental income	$44,297	$46,808	$(2,511)	$135,893	$140,146	$(4,253)
Tenant recovery income	13,614	14,704	(1,090)	44,390	42,523	1,867
Other property income	1,617	321	1,296	2,935	1,409	1,526
Other fee income	965	1,018	(53)	2,965	3,212	(247)
Total income	60,493	62,851	(2,358)	186,183	187,290	(1,107)

Expenses
General and administrative expenses	9,628	11,051	(1,423)	26,617	33,484	(6,867)
Property operating expenses	8,615	9,200	(585)	26,629	25,654	975
Real estate taxes	8,712	9,874	(1,162)	27,742	27,041	701
Depreciation and amortization	29,684	23,941	5,743	77,768	69,815	7,953
Provision for asset impairment	2,713	—	2,713	3,510	16,440	(12,930)
Total expenses	59,352	54,066	5,286	162,266	172,434	(10,168)
Operating income	1,141	8,785	(7,644)	23,917	14,856	9,061
Interest and dividend income	340	938	(598)	1,489	3,853	(2,364)
Gain on sale of investment properties, net	13,476	7,253	6,223	51,741	21,634	30,107
(Loss) gain on extinguishment of debt, net	(4)	(42)	38	10,693	840	9,853
Other income (expense)	21	2,611	(2,590)	515	(671)	1,186
Interest expense	(5,954)	(7,588)	(1,634)	(19,047)	(22,795)	(3,748)
Equity in (losses) earnings of unconsolidated entities	(43)	648	(691)	(2,795)	1,895	(4,690)
Realized and unrealized investment gains, net	13	71	(58)	236	30,940	(30,704)
Income from continuing operations before income taxes	8,990	12,676	(3,686)	66,749	50,552	16,197
Income tax expense	(43)	(432)	389	(407)	(943)	536
Net income from continuing operations	8,947	12,244	(3,297)	66,342	49,609	16,733
Net income from discontinued operations	—	9,721	(9,721)	—	8,372	(8,372)
Net income	$8,947	$21,965	$(13,018)	$66,342	$57,981	$8,361
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

•
Rental, tenant recovery, and other property income decreased $2.3 million when comparing the three months ended September 30, 2018 to the same period in 2017, primarily as a result of a decrease in rental, tenant recovery, and other property income of $10.2 million related to 14 retail properties disposed of since July 1, 2017, and was offset by increases in rental, tenant recovery, and other property income of $7.4 million related to seven retail properties acquired since July 1, 2017, and $0.4 million related to 56 retail properties classified as same-property.

•
Rental, tenant recovery, and other property income decreased $0.9 million when comparing the nine months ended September 30, 2018 to the same period in 2017, primarily as a result of decreases in rental, tenant recovery, and other property income of $27.8 million related to 18 retail properties disposed of since January 1, 2017, and was offset by increases in rental, tenant recovery, and other property income of $25.7 million related to 10 retail properties acquired since January 1, 2017, and $1.2 million related to 53 retail properties classified as same-property.
Property Operating Expenses and Depreciation and Amortization
Property operating expenses consist of recurring repair and maintenance, utilities, and insurance (most of which are recoverable from the tenant).

•
Combined property operating expenses and depreciation and amortization increased $5.2 million when comparing the three months ended September 30, 2018 to the same period in 2017, primarily as a result of increases in expenses of $5.7 million related to seven retail properties acquired since July 1, 2017 and an increase in expenses of $4.3 million related to 56 retail properties classified as same-property. These increases were offset by a decrease in expense of $4.8 million related to 14 retail properties disposed of since July 1, 2017.

•
Combined property operating expenses and depreciation and amortization increased $8.9 million when comparing the nine months ended September 30, 2018 to the same period in 2017, primarily as a result of increases in expenses of $17.7 million related to 10 retail properties acquired since January 1, 2017 and an increase in expenses of $3.9 million related to 53 retail properties classified as same-property. These increases were offset by a decrease in expenses of $12.7 million related to 18 retail properties disposed of since January 1, 2017.

Real estate taxes

•
Real estate taxes decreased $1.2 million when comparing the three months ended September 30, 2018 to the same period in 2017, primarily as a result of decreases in real estate tax expense of $1.5 million related to 14 retail properties disposed of since July 1, 2017, and a decrease of $0.9 million related to 56 properties classified as same property. These decreases were offset by an increase in real estate tax expense of $1.2 million related to seven retail properties acquired since July 1, 2017.

•
Real estate taxes increased $0.7 million when comparing the nine months ended September 30, 2018 to the same period in 2017, primarily as a result of increases in real estate tax expense of $4.4 million related to 10 retail properties acquired since January 1, 2017, and $1.5 million related to 53 retail properties classified as same-property, and was offset by a decrease in real estate tax expense of $5.2 million related to 18 retail properties disposed of since January 1, 2017.

General and administrative expenses

•
General and administrative expenses for the three and nine months ended September 30, 2018 decreased by $1.4 million and $6.9 million, respectively, when compared to the same periods in 2017, primarily as a result of being a more focused company with a smaller operating platform and a continued focus on managing general and administrative expenses.

Provision for asset impairment

•
During the three months ended September 30, 2018, the Company identified two retail properties that may have reductions in their expected holding periods. As a result, the Company recorded a provision for asset impairment of $2.7 million on two retail properties as a result of the fair value (based on the agreed upon price) in the purchase contracts being lower than the properties' carrying values during the three months ended September 30, 2018.

•
During the nine months ended September 30, 2018, the Company identified three retail properties that may have reductions in their expected holding periods. As a result, the Company recorded an additional provision for asset impairment of $0.8 million on the disposal of one retail property and recorded a provision for asset impairment of $2.7 million on two retail properties as a result of the fair value (based on the agreed upon price) in the purchase contracts being lower than the properties' carrying values during the nine months ended September 30, 2018. During the nine months ended September 30, 2017, the Company identified three retail properties that may have reductions in their expected holding periods and as a result recorded a provision for asset impairment of $16.4 million.

Interest and dividend income

•
Interest and dividend income for the three and nine months ended September 30, 2018 decreased by $0.6 million and $2.4 million, respectively, when compared to the same periods in 2017, primarily as a result of increased sales of the

Company's marketable securities portfolio in 2017. The Company's investment in marketable securities has decreased by approximately $34.1 million, from $35.5 million as of September 30, 2017 to $1.4 million as of September 30, 2018.
Gain on sale of investment properties, net

•
During the three months ended September 30, 2018, the Company recognized a gain of $13.5 million related to the sale of one retail property. During the nine months ended September 30, 2018, the Company recognized a gain of $49.7 million related to the sale of eight retail properties, a gain on transfer of assets, net, of $1.8 million related to the surrender of Stonecrest Marketplace and Bellerive Plaza to the lender in satisfaction of non-recourse debt, and a gain on sale of $0.2 million related to the completion of a partial condemnation at one retail property.

•
During the three months ended September 30, 2017, the Company recognized a gain of $7.3 million on the sale of four retail properties. During the nine months ended September 30, 2017, the Company recognized a gain of $21.2 million on the sale of six retail properties, a loss on transfer of asset of $0.1 million related to the surrender of Intech Retail, and a gain on sale of $0.5 million related to the completion of a partial condemnation at one retail property.

Other income (expense)

•
Other income (expense) for the three and nine months ended September 30, 2017 of $2.6 million and $(0.7) million, respectively, is primarily attributed to a loss contingency reserve of $3.0 million related to punitive damages levied against the Company during the period. The matter was resolved during the year ended December 31, 2017.

(Loss) gain on extinguishment of debt, net

•
During the nine months ended September 30, 2018, the Company recognized gains on extinguishment of debt of $1.7 million related to the surrender of Bellerive Plaza and $10.8 million related to the surrender of Stonecrest Marketplace. In addition, the Company recognized a loss on extinguishment of debt of $1.8 million related to the loan payoffs on three retail properties primarily as a result of $1.6 million in prepayment penalties.

•	During the nine months ended September 30, 2017, the Company recognized a gain on extinguishment of debt of $0.8 million related to the surrender of Intech Retail.
Interest expense

•
Interest expense for the three and nine months ended September 30, 2018 decreased by $1.6 million and $3.7 million, respectively, when compared to the same periods in 2017, primarily as a result of decreases in interest expense of $1.1 million and $2.3 million, respectively, related to three properties surrendered to the lender (in satisfaction of non-recourse debt) since January 1, 2017, decreases of $0.7 million and $2.1 million, respectively, related to the pay-offs and deed in lieu of mortgage debt from the disposal of five retail properties since January 1, 2017, and a decrease of $0.5 million and $0.5 million, respectively, related to the payoff of one mortgage during the quarter ended September 30, 2018. These decreases were offset by increases to interest expense when comparing the three and nine months ended September 30, 2018 to the same periods in 2017 of $0.7 million and $1.2 million, respectively, as a result of increasing LIBOR rates since January 1, 2017 on the Company's variable rate unsecured term loans.

Equity in (losses) earnings of unconsolidated entities

•
Equity in (losses) earnings of unconsolidated entities for the three and nine months ended September 30, 2018 decreased by $0.7 million and $4.7 million, respectively, when compared to the same periods in 2017. These decreases were primarily a result of lower net income recognized from IAGM during the three and nine months ended September 30, 2018 of $0.4 million and $4.2 million, respectively, compared to the same periods in 2017. IAGM's decrease in net income for the three months ended September 30, 2018 was primarily a result of the recognition of an additional provision for asset impairment of $1.4 million on one retail property. IAGM's decrease in net income for the nine months ended September 30, 2018 was primarily the result of a loss on sale of $3.9 million and the recognition of a provision for asset impairment of $3.7 million on three retail properties during the nine months ended September 30, 2018.

Realized and unrealized investment gains, net

•
Our investment in marketable securities has decreased from $183.9 million as of December 31, 2016 to $1.4 million as of September 30, 2018. As a result of a decreasing balance in investment in marketable securities since December 31,

2016, realized and unrealized investment gains, net, during the three and nine months ended September 30, 2018 decreased by $0.1 million and $30.7 million, respectively, when compared to the same periods in 2017.
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
Comparison of same-property results for the three and nine months ended September 30, 2018 and 2017
A total of 56 and 53 of our wholly owned retail properties met our same-property criteria for the three and nine months ended September 30, 2018 and 2017, respectively. Modified NOI from other investment properties in the table below for the three and nine months ended September 30, 2018 and 2017 includes retail properties that did not meet our same-property criteria, including retail properties sold and/or acquired in 2018 and 2017. The following table represents the reconciliation of net income, the most directly comparable GAAP measure, to same-property modified NOI for the three and nine months ended September 30, 2018 and 2017.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income	$8,947	$21,965	$66,342	$57,981
Adjustments to reconcile to same-property modified NOI
Net income from discontinued operations	—	(9,721)	—	(8,372)
Income tax expense	43	432	407	943
Realized and unrealized investment gains, net	(13)	(71)	(236)	(30,940)
Equity in losses (earnings) of unconsolidated entities	43	(648)	2,795	(1,895)
Interest expense	5,954	7,588	19,047	22,795
Other (income) expense	(21)	(2,611)	(515)	671
Loss (gain) on extinguishment of debt, net	4	42	(10,693)	(840)
Gain on sale and transfer of investment properties, net	(13,476)	(7,253)	(51,741)	(21,634)
Interest and dividend income	(340)	(938)	(1,489)	(3,853)
Provision for asset impairment	2,713	—	3,510	16,440
Depreciation and amortization	29,684	23,941	77,768	69,815
General and administrative expenses	9,628	11,051	26,617	33,484
Other fee income	(965)	(1,018)	(2,965)	(3,212)
Adjustments to modified NOI (a)	(3,032)	(1,966)	(8,083)	(6,103)
Total modified NOI	39,169	40,793	120,764	125,280
Modified NOI from other investment properties	6,830	9,331	35,814	38,530
Same-property modified NOI	$32,339	$31,462	$84,950	$86,750

(a)	Adjustments to modified NOI include termination fee income and GAAP rent adjustments (such as straight-line rent and above/below-market lease amortization).

Comparison of the components of same-property modified NOI for the three and nine months ended September 30, 2018 and 2017.

	Three months ended September 30,				Nine months ended September 30,
	2018	2017	Change	Var.	2018	2017	Change	Var.
Rental income	$34,505	$34,079	$426	1.3%	$91,767	$92,080	$(313)	(0.3)%
Tenant recovery income	11,266	11,993	(727)	(6.1)%	30,064	29,393	671	2.3%
Other property income	693	575	118	20.5%	1,726	1,461	265	18.1%
	46,464	46,647	(183)	(0.4)%	123,557	122,934	623	0.5%
Property operating expenses	6,875	7,048	(173)	(2.5)%	19,075	18,181	894	4.9%
Real estate taxes	7,250	8,137	(887)	(10.9)%	19,532	18,003	1,529	8.5%
	14,125	15,185	(1,060)	(7.0)%	38,607	36,184	2,423	6.7%
Same-property modified NOI	$32,339	$31,462	$877	2.8%	$84,950	$86,750	$(1,800)	(2.1)%
Same-property modified NOI increased $0.9 million, or 2.8%, when comparing the three months ended September 30, 2018 to the same period in 2017 primarily as a result of increased leasing velocity at certain properties resulting in an increase of $0.4 million to rental income, as well as a decrease in property operating expenses for bad debt reserves at certain properties of $0.4 million.
Same-property modified NOI decreased $1.8 million, or 2.1%, when comparing the nine months ended September 30, 2018 to the same period in 2017 primarily as a result of lower leasing velocity at certain properties resulting in a decrease of $0.3 million to rental income, an increase of $0.8 million in non-recoverable property operating expenses, and an increase in real estate taxes of $1.5 million, which was offset by $1.3 million in higher tenant recovery income attributed to real estate tax recoveries.
Liquidity and Capital Resources
Capital expenditures and re-development activity
The following table summarizes capital resources used through development, re-development and leasing activities at the Company’s retail properties owned during the three and nine months ended September 30, 2018. These costs are classified as cash used in capital expenditures and tenant improvements on the condensed consolidated statements of cash flows for the nine months ended September 30, 2018.

	Development		Re-development		Leasing		Total
Direct costs	$1,938	(a)	$11,496	(a)	$5,065	(c)	$18,499
Indirect costs	90	(b)	1,075	(b)	—		1,165
Total	$2,028		$12,571		$5,065		$19,664

(a)	Direct development and re-development costs relate to construction of buildings at our retail properties.

(b)	Indirect development and re-development costs relate to the capitalized payroll attributed to improvements at our retail properties.

(c)	Direct leasing costs relate to improvements to a tenant space that are either paid directly or reimbursed to the tenants.
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
IAGM plans to address its upcoming 2018 debt maturities by refinancing its existing debt and paying down a portion of the debt using cash on hand. However, there is no assurance that IAGM will be able to refinance the existing debt to address the upcoming maturities. As of September 30, 2018, $23.0 million of mortgages payable by the joint venture are recourse to the Company.
On August 15, 2018, the Company announced and commenced the Offer. As a result of the Offer, the Company has accepted for purchase 46,503,539 shares of its common stock at a purchase price of $2.10 per share, for an aggregate cost of approximately $99.2 million, excluding fees and expenses relating to the Offer as of September 30, 2018.

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
Distributions
We declared cash distributions to our stockholders during the period from January 1, 2018 to September 30, 2018 totaling $40.8 million. During the nine months ended September 30, 2018, we paid cash distributions of $41.2 million. As we execute on our retail strategy, our board has been and expects to continue evaluating our distribution rate on a periodic basis. See "Current Strategy and Outlook" for more information regarding our retail strategy.
Borrowings
Mortgages payable, maturities
As of September 30, 2018, scheduled maturities for the Company's outstanding mortgage indebtedness will occur through September 2025, as follows (the table excludes recorded third-party debt associated with our unconsolidated entities):

	Maturities during the year ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Mortgages payable	$7,575	$—	$41,000	$12,627	$50,982	$128,167	$240,351

Credit agreements, maturities
As of September 30, 2018, the Company had the following borrowings outstanding under its credit agreements:

	Aggregate Principal Balance	Interest Rate	Maturity Date
Unsecured term loan credit facility, 5 year - swapped to fixed rate (a)	$90,000	2.6510%	January 15, 2021
Unsecured term loan credit facility, 5 year - swapped to fixed rate (b)	60,000	2.6525%	January 15, 2021
Unsecured term loan credit facility, 5 year - variable rate (c)	50,000	3.4038%	January 15, 2021
Unsecured term loan credit facility, 7 year - variable rate (d)	100,000	3.7038%	November 5, 2022
Unsecured revolving line of credit - variable rate (e)	52,000	3.5211%	February 2, 2019
Total credit agreements	$352,000

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

(c)	Interest rate reflects 1-Month LIBOR plus 1.3% as of September 30, 2018 and December 31, 2017.

(d)	Interest rate reflects 1-Month LIBOR plus 1.6% as of September 30, 2018 and December 31, 2017.

(e)	Interest rate reflects 1-Month LIBOR plus 1.4% as of September 30, 2018.
Summary of Cash Flows

	Nine months ended September 30,		Change
	2018	2017
Cash provided by operating activities	$101,691	$94,886	$6,805
Cash provided by (used in) investing activities	71,402	(256,683)	328,085
Cash used in financing activities	(159,585)	(143,385)	(16,200)
Increase in cash and cash equivalents	13,508	(305,182)	318,690
Cash and cash equivalents, at beginning of period	171,878	417,325	(245,447)
Cash and cash equivalents, at end of period	$185,386	$112,143	$73,243
Operating activities
Cash provided by operating activities of $101.7 million and $94.9 million for the nine months ended September 30, 2018 and 2017, respectively, was generated primarily from operating income from property operations and operating distributions from unconsolidated entities. Cash provided by operating activities increased $6.8 million when comparing the nine months ended September 30, 2018 to the same period in 2017 as a result of the acquisition of 10 properties since January 1, 2017 and was offset by the disposal of 18 properties since January 1, 2017.
Investing activities
Cash provided by investing activities of $71.4 million for the nine months ended September 30, 2018 was primarily generated by proceeds from sale of investment properties of $254.4 million related to the disposal of eight retail properties. These proceeds were offset by cash used for acquisitions of investment properties of $158.7 million, capital expenditures and tenant improvements of $17.6 million and lease commissions and other leasing costs of $5.4 million.
Cash used in investing activities of $256.7 million for the nine months ended September 30, 2017 was primarily attributed to cash used in the acquisition of eight retail properties of $567.3 million and cash used for capital expenditures and tenant improvements of $20.3 million. These decreases were offset by cash proceeds from the sale of marketable securities of $140.2 million and cash proceeds from the sale of six retail properties and Worldgate Plaza of $197.8 million during the nine months ended September 30, 2017.
Financing activities
Cash used in financing activities of $159.6 million for the nine months ended September 30, 2018 was primarily attributed to costs incurred related to the Offer of $98.7 million, a total of $71.8 million of cash used for pay-offs of debt, debt prepayment penalties, principal payments of mortgage debt, and payment of loan fees and other deposits, and distributions paid of $41.2 million. These decreases were offset by a $52.0 million draw on the unsecured revolving line of credit.
Cash used in financing activities of $143.4 million for the nine months ended September 30, 2017 was primarily attributed to cash used to pay distributions of $39.9 million, cash used to payoff the loan of Worldgate Plaza of $60.0 million, and cash used to payoff loans of three retail properties upon disposition of $44.0 million. These decreases were offset by the return of $1.9 million in cash used to fund our 2016 tender offer as described in our Annual Report.
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
Contractual Obligations
We have debt obligations related to our mortgage loans, credit facility, term loan, and interest rate swaps as described in "Note 7. Debt" in the condensed consolidated financial statements. In addition, we have one retail property subject to a long-term ground lease where a third-party owns the underlying land and has leased it to us for our use. The unconsolidated entities in which we have an investment have third-party mortgage debt of $312.2 million as of September 30, 2018, of which approximately $23.0 million is recourse to the Company, as described in "Note 6. Investment in Consolidated and Unconsolidated Entities" in the Condensed Consolidated Financial Statements. It is anticipated that our unconsolidated entities will be able to repay or refinance all of their debt on a timely basis.
The following table presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations and lease agreements. It excludes third-party debt associated with our unconsolidated entities and debt premiums and discounts that are not obligations as of September 30, 2018.

	Payments due by year ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt:
Fixed rate (a)	$7,575	$—	$41,000	$162,627	$50,982	$128,167	$390,351
Variable rate	—	—	—	50,000	100,000	52,000	202,000
Interest	5,811	23,080	21,914	13,619	10,229	7,067	81,720
Total long-term debt	13,386	23,080	62,914	226,246	161,211	187,234	674,071
Operating lease obligations (b)	184	670	575	502	468	1,539	3,938
Grand total	$13,570	$23,750	$63,489	$226,748	$161,679	$188,773	$678,009

(a)	Includes $150.0 million of variable rate unsecured term loan credit facility debt that has been swapped to a fixed rate as of September 30, 2018.

(b)	Includes leases on corporate office spaces and a long-term ground lease on one underlying retail property.
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

	As of
	September 30, 2018	December 31, 2017
Balance Sheet Data:
Total assets	$2,563,836	$2,698,604
Debt, net	$589,994	$667,861

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Operating Data:
Total income	$60,493	$62,851	$186,183	$187,290
Total interest and dividend income	$340	$938	$1,489	$3,853
Net income	$8,947	$21,965	$66,342	$57,981
Net income per common share, basic and diluted	$0.01	$0.03	$0.09	$0.07
Common Stock Distributions:
Distributions declared on common stock	$13,030	$13,440	$40,753	$40,316
Distributions paid to common stockholders	$13,863	$13,440	$41,164	$39,917
Distributions declared per weighted average common share	$0.01	$0.02	$0.05	$0.05
Distributions paid per weighted average common share	$0.01	$0.02	$0.05	$0.05
Supplemental Non-GAAP Measures:
Funds from operations (a)	$30,674	$31,524	$106,007	$122,075
Total modified NOI (b)	$39,169	$40,793	$120,764	$125,280
Cash Flow Data:
Net cash provided by operating activities	$36,419	$68,395	$101,691	$94,886
Net cash (used in) provided by investing activities	$48,623	$(237,825)	$71,402	$(256,683)
Net cash provided by (used in) financing activities	$(113,199)	$(117,921)	$(159,585)	$(143,385)
Other Information:
Weighted average number of common shares outstanding, basic and diluted	768,385,770	773,517,492	772,341,263	773,405,710

(a)
The National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as FFO, or Funds from Operations. Our FFO, which is based on the NAREIT definition, is net income (loss) in accordance with GAAP excluding gains (or losses) resulting from dispositions of properties, plus depreciation and amortization and impairment charges on depreciable property, after adjustments for unconsolidated partnerships and joint ventures in which we hold an interest. We have adopted the NAREIT definition in our calculation of NAREIT FFO Applicable to Common Shares as management considers FFO a widely accepted and appropriate non-GAAP measure of performance for REITs.

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

The Company believes that FFO is a useful measure of properties' operating performance because FFO excludes non-cash items from GAAP net income. FFO is neither intended to be a substitute to "net income" nor a substitute for "cash flows from operating activities", both as determined by GAAP. Other REITs may use alternative methodologies for calculating similarly titled measures, which may not be comparable to the Company's calculation of NAREIT FFO Applicable to Common Shares. FFO is calculated as follows (dollar amounts are stated in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income	$8,947	$21,965	$66,342	$57,981
Add:
Depreciation and amortization related to investment properties	28,899	23,499	74,707	69,037
Our share of depreciation and amortization related to investment in unconsolidated entities	2,818	3,428	9,021	10,366
Provision for asset impairment, continuing operations	2,713	—	3,510	16,440
Provision for asset impairment recognized in equity in earnings of unconsolidated entities	773	—	2,020	—
Our share of losses from sales reflected in equity in earnings of unconsolidated entities	—	—	2,148	—
Less:
Gains from property sales and transfer of assets, net	13,476	17,368	51,741	31,749
NAREIT FFO Applicable to Common Shares	$30,674	$31,524	$106,007	$122,075
The table below reflects additional information related to certain items that significantly impact the comparability of our FFO and net income. We believe this table provides useful supplemental information that may facilitate comparisons of our ongoing operating performance between periods, as well as between us and REITs that include similar disclosure. We believe this information will help our investors assess the sustainability of our operating performance exclusive of non-cash revenues or expenses, or the impacts of certain transactions that are not related to the ongoing profitability of our portfolio of properties. Dollar amounts are stated in thousands.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Amortization of above and below market leases, net	$1,160	$1,674	$3,990	$4,638
Amortization of mark to market debt, (premium) and discount, net	(50)	(51)	(151)	(67)
(Loss) gain on extinguishment of debt, continuing operations	(4)	(42)	10,693	840
Loss on extinguishment of debt, discontinued operations	—	2	—	2
Straight-line rental income adjustment	994	293	3,237	(1,418)
Stock-based compensation expense	1,103	1,616	3,187	4,325

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

The following table reflects a reconciliation of total modified NOI to the net income attributable to the Company on the condensed consolidated statements of operations and comprehensive income, the most comparable GAAP measure, for the three and nine months ended September 30, 2018 and 2017 (dollar amounts are stated in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income	$8,947	$21,965	$66,342	$57,981
Adjustments to reconcile to same-property modified NOI
Net income from discontinued operations	—	(9,721)	—	(8,372)
Income tax expense	43	432	407	943
Realized and unrealized investment gains, net	(13)	(71)	(236)	(30,940)
Equity in losses (earnings) of unconsolidated entities	43	(648)	2,795	(1,895)
Interest expense	5,954	7,588	19,047	22,795
Other (income) expense	(21)	(2,611)	(515)	671
Loss (gain) on extinguishment of debt, net	4	42	(10,693)	(840)
Gain on sale and transfer of investment properties, net	(13,476)	(7,253)	(51,741)	(21,634)
Interest and dividend income	(340)	(938)	(1,489)	(3,853)
Provision for asset impairment	2,713	—	3,510	16,440
Depreciation and amortization	29,684	23,941	77,768	69,815
General and administrative expenses	9,628	11,051	26,617	33,484
Other fee income	(965)	(1,018)	(2,965)	(3,212)
Adjustments to modified NOI (1)	(3,032)	(1,966)	(8,083)	(6,103)
Total modified NOI	$39,169	$40,793	$120,764	$125,280

(1)	Includes adjustments for termination fee income and GAAP rent adjustments (such as straight-line rent and above/below-market lease amortization).
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. We are also subject to market risk associated with our marketable securities investments.
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of September 30, 2018, our debt included an outstanding variable rate term loan of $150.0 million, which has been swapped to a fixed rate, and a $52.0 million balance outstanding on the revolving line of credit. If market rates of interest on all variable rate debt as of September 30, 2018 permanently increased and decreased by 1%, the annual increase and decrease in interest expense on the floating rate debt and future earnings and cash flows would be $2.0 million.
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
As of September 30, 2018, we had $150.0 million of variable rate debt on the 5-year tranche of our unsecured term loan credit facility with interest based on LIBOR that has been swapped to fixed rate debt through two interest rate swaps. The following table summarizes those interest rate swap contracts:

Variable Rate Debt Swapped to Fixed Rate	Effective Date	Termination Date	Bank Pays Variable Rate of	InvenTrust Pays Fixed Rate of	Notional Amount as of September 30, 2018	Fair Value as of
						September 30, 2018	December 31, 2017
5 year - fixed portion	12/10/2015	12/1/2019	1-Month LIBOR + 1.3%	2.6510%	$90,000	$1,378	$1,003
5 year - fixed portion	12/10/2015	12/1/2019	1-Month LIBOR + 1.3%	2.6525%	60,000	917	667
Total 5 year, fixed portion					$150,000	$2,295	$1,670
The gains or losses resulting from marking-to-market our derivatives at the end of each reporting period are recognized as an increase or decrease in interest expense on our condensed consolidated statements of operations and comprehensive income.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, including our principal executive officer and our principal financial officer, evaluated, as of September 30, 2018, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2018, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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

10.1	Employment Offer Letter, dated as of May 10, 2018, by and between InvenTrust Properties Corp. and Ivy Greaner
10.2*
Severance Agreement and General Release, dated as of August 27, 2018, by and between Michael E. Podboy and InvenTrust Properties Corp. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on August 27, 2018)

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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed with the SEC on November 6, 2018, is formatted in Extensible Business Reporting Language ("XBRL"): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).

* Filed as part of this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InvenTrust Properties Corp.

Date:	November 6, 2018
By:	/s/ Thomas P. McGuinness

Name:	Thomas P. McGuinness
Title:	President and Chief Executive Officer (Principal Executive Officer)

Date:	November 6, 2018
By:	/s/ Adam M. Jaworski

Name:	Adam M. Jaworski
Title:	Senior Vice President, Chief Accounting Officer and Interim Treasurer (Interim Principal Financial Officer)