Form 10-K
period 2018-12-31
InvenTrust Properties Corp.
filed 2019-03-07
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. (See definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no established market for the registrant’s shares of common stock. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 29, 2018 (the last business day of the registrant’s most recently completed second quarter) was approximately $2,431,770,322, based on the estimated per share value of $3.14, as established by the registrant as of May 1, 2018.
As of March 1, 2019, there were 728,558,989 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive "Proxy Statement" for its annual stockholders' meeting to be held on May 9, 2019 are incorporated by reference in Part III of this Form 10-K.

INVENTRUST PROPERTIES CORP.
TABLE OF CONTENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K ("Annual Report"), other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"), as amended. These statements include statements about InvenTrust Properties Corp.'s plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events, including any potential liquidity events, and involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, forward-looking statements can be identified by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "guidance," "predict," "potential," "continue," "likely," "will," "would," "illustrative", "should" and variations of these terms and similar expressions, or the negative of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while considered reasonable by us based on our knowledge and understanding of the business and industry, are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements.
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report. Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties and factors set forth under "Part I, Item 1A. - Risk Factors" and "Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, ("MD&A")" and the risks and uncertainties related to the following:

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

•	our ability to manage the risks of expanding, developing or re-developing some of our current and prospective retail properties;

•	loss of members of our senior management team or other key personnel;

•	changes in governmental regulations and U.S. accounting standards or interpretations thereof;

•	our ability to access capital for development, re-development and acquisitions on terms and at times that are acceptable to us;

•	changes in the competitive environment in the leasing market and any other market in which we operate;

•	shifts in consumer retail shopping from brick and mortar stores to e-commerce;

•	declaration of bankruptcy by our retail tenants;

•	forthcoming expirations of certain of our leases and our ability to re-lease such retail properties;

•	our ability to collect rent from tenants or to rent space on favorable terms or at all;

•	the impact of leasing and capital expenditures to improve our retail properties to retain and attract tenants;

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
These factors are not necessarily all of the important factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by any of our forward-looking statements. Other unknown or unpredictable factors also could harm our business, financial condition, results of operations or cash flows. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made; we do not undertake or assume any obligation to publicly update any of these forward-looking statements to reflect actual results, new information or future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

PART I
As used throughout this Annual Report, the terms "Company," "InvenTrust," "we," "us," or "our" mean InvenTrust Properties Corp. and its wholly owned and unconsolidated joint venture investments. Unless otherwise noted, all dollar amounts are stated in thousands, except per share and per square foot data. Any reference to number of properties, square feet, tenant and occupancy data are unaudited.
Item 1. Business
General
On October 4, 2004, InvenTrust Properties Corp. was incorporated as Inland American Real Estate Trust, Inc. as a Maryland corporation and has elected to be taxed, and currently qualifies, as a REIT for federal tax purposes. We changed our name to InvenTrust Properties Corp. in April 2015. We were originally formed to own, manage, acquire and develop a diversified portfolio of commercial real estate located throughout the United States, to partially own properties through joint ventures and to own investments in marketable securities and other assets. On February 3, 2015, we completed the spin-off of Xenia Hotels & Resorts, Inc. ("Xenia"), which held our remaining lodging properties. On April 26, 2016, we completed the spin-off of Highlands REIT, Inc. ("Highlands"), which held our remaining non-core properties, and on June 23, 2016, we completed the sale of University House Communities Group, Inc. ("University House"), formerly our student housing platform. The Company is now focused on owning, managing, acquiring, and developing a multi-tenant retail platform.
Our wholly owned, consolidated, and managed retail properties include grocery-anchored community and neighborhood centers and necessity-based power centers. As of December 31, 2018, we manage 71 retail properties, with a gross leasable area ("GLA") of approximately 12.1 million square feet, which includes one retail property classified as a consolidated variable interest entity ("VIE"), with a GLA of approximately 125,000 square feet, and 13 retail properties with a GLA of approximately 2.6 million square feet owned through an interest in one of our joint ventures, IAGM Retail Fund I, LLC ("IAGM"), an unconsolidated retail joint venture partnership between the Company as 55% owner and PGGM Private Real Estate Fund ("PGGM").
The following table summarizes our multi-tenant retail platform as of December 31, 2018:

	No. of Properties	GLA (square feet)	Economic Occupancy (a)	ABR per Square Foot (b)
Wholly owned and consolidated
Community and neighborhood center (c)	38	4,248,008	95.0%	$19.12
Power center (d)	20	5,227,474	94.0%	16.20
	58	9,475,482	95.0%	17.52
Properties held by IAGM
Community and neighborhood center	7	1,266,774	95.0%	18.72
Power center	6	1,339,040	88.0%	16.92
	13	2,605,814	92.0%	17.87
Multi-tenant retail platform, totals	71	12,081,296	94.0%	$17.59

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

(c)
Community and neighborhood centers are generally open-air and designed for tenants that offer a wide array of merchandise including groceries, apparel, other soft goods and convenience-oriented offerings. Our community centers contain large anchor stores and a significant presence of national retail tenants. Our neighborhood shopping centers are generally smaller open-air centers with a grocery store anchor and/or drugstore, and other small service type retailers.

(d)
Power centers are generally larger and consist of several anchors, such as discount department stores, off-price stores, specialty grocers, and warehouse clubs or stores that offer a large selection of merchandise. Typically, the number of specialty tenants is limited and most are national or regional in scope.

Business Objective and Strategy
We are a multi-tenant retail REIT. Our objective is to own and operate the right real estate properties in the right markets. Our strategy to achieve our business objective includes the following:

•	Acquire retail properties in our core markets;

•	Opportunistically dispose of retail properties with maximized values and retail properties not located in our core markets;

•	Pursue re-development opportunities (which may have a mixed-use component) at our current retail properties; and

•	Maintain low leverage and a flexible capital structure.
Acquire retail properties in our core markets. For InvenTrust, the right properties mean open-air grocery anchored and certain necessity-based power centers, and the right markets mean those with above average growth in population, employment and wages. InvenTrust's targeted core markets include those with above average population, employment and wage growth. We believe these conditions create markets that will experience increasing demand for grocery-anchored and necessity-based retail centers which will enable us to capitalize on potential future rent increases while enjoying sustained occupancy at our centers. Using these criteria, we have identified 10 to 15 core markets within the metropolitan areas of Atlanta, Austin, Charlotte, Dallas-Fort Worth-Arlington, Denver, Houston, the greater Los Angeles and San Diego areas, suburban Washington D.C., Miami, Orlando, Raleigh-Durham, San Antonio and Tampa.
Opportunistically dispose of retail properties with maximized values and retail properties not located in our core markets. We continue to opportunistically dispose of properties in low-growth markets or where we believe the properties' values have been maximized. Additionally, these types of dispositions will allow the Company to re-deploy resources into properties in our core markets.
Pursue re-development opportunities at our current retail properties. We have a coordinated program to increase rental income by maximizing existing re-development opportunities and identifying locations in our current multi-tenant retail platform where we can develop pad sites. In addition, we are working with our tenants to expand rentable square footage at select retail properties where demand warrants. Certain redevelopment opportunities may include a mixed-use component.
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
We believe that the continuing refinement of our multi-tenant retail platform will position us for future success and put us in a position to evaluate and ultimately execute on potential strategic transactions aimed at achieving liquidity and providing a return for our stockholders in the long term. While we believe in our ability to execute on our plan, the timing is uncertain and may be shortened or extended by external and macroeconomic factors including, among others, interest rate movements, local, regional, national and global economic performance, competitive factors, the impact of e-commerce on the retail industry, future retailer store closings, retailer bankruptcies, and government policy changes.
Competition
The commercial real estate retail market is highly competitive. We compete for tenants with other owners and operators of commercial rental properties in all of our markets. We compete based on a number of factors that include location, rental rates, suitability of the property’s design to tenants’ needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on a property’s occupancy levels, rental rates and operating income. We also face significant competition from e-commerce retailers. As retailers increase their e-commerce presence it may cause them to adjust the size or number of brick and mortar retail locations in the future. This shift could adversely impact our occupancy and rental rates, which would, in turn, adversely impact our revenues and cash flows.
We compete with many third parties engaged in real estate investment activities, including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies and other entities. Many real estate investors, including other REITs, have investment objectives similar to ours. In addition, many real estate investors seek financing through the same channels that we do. Therefore, we compete in a market where funds for real estate investment may decrease, grow less than the underlying demand or be unaffordable.

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
Employees
As of December 31, 2018, we had 117 employees.
Access to Company Information
We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission ("SEC"). The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.
We make available, free of charge, by responding to requests addressed to our investor relations group, the Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports on our website, www.inventrustproperties.com. These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC. The information on the Company's website is not incorporated by reference in this Annual Report.
Executive Officers of Registrant
Set forth below is information concerning our executive officers as of March 7, 2019.
Thomas P. McGuinness, 63. Mr. McGuinness currently serves as our President and Chief Executive Officer and is also a member of our board of directors. He has served as our President since we initiated our self-management transactions in March 2014 and as our Chief Executive Officer since November 2014. Prior to the self-management transactions, he served as our President and principal executive officer since September 2012 and President of our former business manager since January 2012. Prior to that time, Mr. McGuinness was the President of our former property manager. Mr. McGuinness previously served as the president of the Chicagoland Apartment Association and as the regional vice president of the National Apartment Association. He also served on the board of directors of the Apartment Building Owners and Managers Association, and was a trustee with the Service Employees' Local No. 1 Health and Welfare Fund and its Pension Fund. Mr. McGuinness is an Executive Committee member of our retail joint venture entity IAGM.
Ivy Z. Greaner, 58. Ms. Greaner currently serves as our Executive Vice President, Chief Operating Officer. She has served as our Chief Operating Officer since July 2018. Prior to that time, Ms. Greaner had been Regional Vice President of FivePoint (previously Lennar Urban) from 2016 to 2018. Prior to Lennar’s combination with Rialto in 2016, she served as Executive Vice President and COO of Lennar Commercial for two years. From 1999 to 2014, Ms. Greaner was Partner and Chief Operating Officer of Ram Realty Services, where she oversaw company operations, ground-up development and all aspects of commercial and residential assets. Previously, Ms. Greaner served as Principal and Owner of Gadinsky & Greaner, a commercial real estate service and development company. She attended Boston University and holds broker licenses for the states of Florida and North Carolina. As an active member of the International Council of Shopping Centers ("ICSC"), Ms. Greaner serves on the National Economic Committee's Infrastructure Task Force, and she served for many years as the Government Chair for ICSC’s Florida Government Relations Committee. She is a member of Florida State University’s Real Estate Advisory Board, and is also a founding member of 100+ Women Who Care’s South Florida chapter, and supports Hope Outreach’s philanthropic mission.

Christy David, 40. Ms. David currently serves as our Executive Vice President, General Counsel and Corporate Secretary. Ms. David has served as InvenTrust’s General Counsel since 2017. Ms. David joined InvenTrust in 2014 as Managing Counsel – Transactions and held that position until November 2016 when she was named Vice President, Deputy General Counsel and Secretary. Prior to that, Ms. David served at the Inland Group Inc., managing, reviewing and drafting legal documents and matters for InvenTrust’s acquisitions, dispositions, corporate contracts and spin-offs. Prior to joining the Inland Group, Ms. David was an Associate Attorney at The Thollander Law Firm and held various positions at David & Associates. Ms. David serves on the Ravinia Associates Board and Nominating Committee. Ms. David received a Juris Doctor from Washington University School of Law and a Bachelor of Business Administration in Finance from Loyola University.
Adam M. Jaworski, 45. Mr. Jaworski currently serves as our Senior Vice President, Chief Accounting Officer and Interim Treasurer (Principal Accounting Officer and Interim Principal Financial Officer). Mr. Jaworski joined InvenTrust in December 2016 as Senior Vice President and Chief Accounting Officer. Prior to joining InvenTrust, he served as Chief Accounting Officer of the United States platform of Global Logistic Properties, a global owner, manager and developer of modern logistics facilities, from 2013 to 2016. Prior to this role, Mr. Jaworski served as a Senior Manager at Deloitte & Touche, LLP in the real estate consulting group from 2011 to 2013. He served as Corporate Controller for Waterton Associates LLC, a multi-family real estate investor and property management company, and its hotel investment and management division, Ultima Hospitality, LLC from 2007 to 2011. He has worked previously as an auditor in public accounting for both Arthur Andersen, and Deloitte & Touche. He has over 20 years of experience in auditing, consulting and accounting. He graduated from Ball State University with a Bachelor of Science degree in Accounting and a Master of Arts in Organizational Development. He is a Certified Public Accountant.
Item 1A. Risk Factors
You should carefully consider each of the following risks described below and all of the other information in this Annual Report in evaluating us. Our business, financial condition, cash flows, results of operations and/or ability to pay distributions to our stockholders could be materially adversely affected by any of these risks. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Annual Report. See "Special Note Regarding Forward-Looking Statements."
Risks Related to Our Business
Economic, political and market conditions could negatively impact our business, results of operations and financial condition.
Our business may be affected by market and economic challenges experienced by the U.S. or global economies or the real estate industry as a whole (and, in particular, the retail sector); by the regional or local economic conditions in the markets in which our assets are located, including any dislocations in the credit markets; or by competitive business market conditions experienced by us and/or our retail tenants and shadow anchor retailers (anchor retailers that anchor our assets but whose properties are not owned or leased by us), such as challenges competing with e-commerce channels. For example, prolonged lower oil prices may negatively impact the economy in the Houston metropolitan area, where approximately 12.8% of our total annualized base rental income is concentrated. These conditions may materially affect our tenants, shadow anchor retailers, the value and performance of our assets and our ability to sell assets, as well as our ability to make principal and interest payments on, or refinance, outstanding debt when due. Challenging economic conditions may also impact the ability of certain of our tenants to enter into new leasing transactions or to satisfy rental payments under existing leases. Specifically, these conditions may have the following consequences:

•
the financial condition of our tenants may be adversely affected, which may result in us having to increase concessions, reduce rental rates or make capital improvements in order to maintain occupancy levels or to negotiate for reduced space needs, which may result in a decrease in our occupancy levels and cash flows;

•
significant job loss may occur, which may decrease demand for space and result in lower occupancy levels, which will result in decreased revenues and could diminish the value of assets that depend, in part, upon the cash flow generated by our assets;

•
an increase in the number of bankruptcies or insolvency proceedings of our tenants and lease guarantors, which could delay our efforts to collect rent and any past due balances under the relevant leases and ultimately could preclude collection of these sums;

•	our ability to borrow on terms and conditions that we find acceptable may be limited;

•	consolidation in the retail sector, including by e-commerce retailers, which could negatively impact the rental rates we are able to charge and occupancy levels;

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
A consumer shift in retail shopping from brick and mortar stores to e-commerce may have an adverse impact on our revenues and cash flow.
The majority of national retailers operating brick and mortar stores have made e-commerce sales an important part of their business model. Although many tenants at our retail properties either provide services or sell groceries, for those tenants that do not have an online presence, the shift to e-commerce sales may adversely impact their sales, causing those retailers to adjust the size or number of retail locations in the future. This shift could adversely impact our occupancy and rental rates, which would, in turn, adversely impact our revenues and cash flows.
Our management and our board of directors (the "Board") routinely evaluate opportunities to position the Company for various strategic transactions designed to provide liquidity for our stockholders. Such strategic transactions may not occur, and even if they do occur, they may not be successful in increasing stockholder value or providing liquidity for our stockholders.
Our management and our Board routinely evaluate opportunities to position the Company for various strategic transactions designed to ultimately provide liquidity for our stockholders. The timing or the form of any such strategic transaction is uncertain. Strategic transaction options are subject to factors that are outside of our control, such as economic and market conditions. Such factors may affect whether any strategic transaction is available to the Company and, if so, whether the transaction is available on terms satisfactory to the Company or at a time of the Company's choosing. Our Board may decide to apply to have our shares of common stock listed for trading on a national securities exchange or included for quotation on a national market system; seek to sell all or substantially all of our assets, liquidate or engage in a merger transaction; contribute substantial assets to a joint venture in exchange for cash; sell our assets individually or approve a strategic transaction whose form we cannot yet reasonably anticipate. It is possible that no such strategic transaction will ever occur. Even if a strategic transaction does occur, it may not be successful in increasing share value or providing liquidity for our stockholders, and may have the opposite effect, eroding share value and failing to deliver any meaningful liquidity, in which case our stockholders' investment would lose value.
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
As part of our strategy, we intend to tailor and grow our multi-tenant retail platform. We cannot assure our stockholders that we will be able to identify opportunities or complete transactions on commercially reasonable terms or at all, or that we will actually realize any anticipated benefits from such acquisitions or investments. There may be high barriers to entry in many key markets and scarcity of available acquisition and investment opportunities in desirable locations. We face significant competition for attractive investment opportunities from an indeterminate number of other real estate investors, including investors with significant capital resources such as domestic and foreign corporations and financial institutions, sovereign wealth funds, public and private REITs, private institutional investment funds, domestic and foreign high-net-worth individuals, life insurance companies and pension funds. As a result of competition, we may be unable to acquire additional properties as we desire or the purchase price may be significantly elevated. Similarly, we cannot assure our stockholders that we will be able to obtain financing for acquisitions or investments on attractive terms or at all, or that the ability to obtain financing will not be restricted by the terms of our credit facility or other indebtedness we may incur.
Additionally, we regularly review our business to identify properties or other assets that we believe are in certain markets or have certain characteristics that may not benefit us as much as properties in other markets or with different characteristics. One of our strategies is to selectively dispose of retail properties and use sale proceeds to fund our growth in markets and with properties that will enhance our multi-tenant retail platform. We cannot assure our stockholders that we will be able to consummate any such sales on commercially reasonable terms or at all, or that we will actually realize any anticipated benefits from such sales. Additionally, we may be unable to successfully identify attractive and suitable replacement assets even if we are successful in completing such dispositions. We may face delays in reinvesting net sales proceeds in new assets, which would impact the return we earn on our assets. Dispositions of real estate assets can be particularly difficult in a challenging economic environment when uncertainties exist about the impact of e-commerce on retailers and when financing alternatives are limited for potential buyers. Our inability to sell assets, or to sell such assets at attractive prices, could have an adverse impact on our ability to realize proceeds for reinvestment. In addition, even if we are successful in consummating sales of selected retail properties, such dispositions may result in losses.
Any such acquisitions, investments or dispositions could also demand significant attention from management that would otherwise be available for our regular business operations, which could harm our business.
Our ongoing strategy depends, in part, on expanding, developing or re-developing some of our current retail properties as well as properties acquired in the future. We face risks with the expansion, development and re-development of properties that may impact our financial condition and results of operations.
We seek to expand, develop and re-develop some of our existing properties and such activity is subject to various risks. We may not be successful in identifying and pursuing expansion, development and re-development opportunities. In addition, like newly-acquired properties, expanded, developed and re-developed properties may not perform as well as expected. Risks include the following:

•	we may be unable to lease developments to full occupancy on a timely basis;

•	the occupancy rates and rents of a completed project may not be sufficient to make the project profitable;

•	actual costs of a project may exceed original estimates, possibly making the project unprofitable;

•	delays in the development or construction process may increase our costs;

•	we may abandon a development project and lose our investment;

•	the size of our development pipeline may strain our labor or capital capacity to complete developments within targeted timelines and may reduce our investment returns;

•	a reduction in the demand for new retail space may reduce our future development activities, which in turn may reduce our net operating income;

•	changes in the level of future development activity may adversely impact our results from operations by reducing the amount of certain internal overhead costs that may be capitalized; and

•
a shift in our development and acquisition thesis, which may include mixed-use properties (with or without joint venture or development partners), with differing tenant profiles or mixes, and/or multi-story buildings, all in select cases.

If we lose or are unable to retain and obtain key personnel, our ability to implement our business strategies could be delayed or hindered.
We believe that our future success depends, in large part, on our ability to retain and hire highly-skilled managerial and operating personnel. Competition for persons with managerial and operational skills is intense, and we cannot assure our stockholders that we will be successful in retaining or attracting skilled personnel. If we lose or are unable to obtain the services of our executive officers and other key personnel, or do not establish or maintain the necessary strategic relationships, our ability to implement our business strategy could be delayed or hindered.
We are increasingly dependent on information technology ("IT"), and potential cyber-attacks, security problems, or other disruptions present risks.

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
Although we make efforts to maintain the security and integrity of our IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches would not be successful or damaging. While we maintain some of our own critical IT systems, we also depend on third parties to provide important IT services relating to several key business functions. Furthermore, the security measures employed by third-party service providers may prove to be ineffective at preventing breaches of their systems. Moreover, cyber incidents perpetrated against our tenants, including unauthorized access to customers' credit card data and other confidential information, could diminish consumer confidence and consumer spending and negatively impact our business and reputation.
Our primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationships with our tenants and private data exposure. Our financial results and reputation may be negatively impacted by such an incident.
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
We disclose funds from operations ("FFO"), a non-GAAP (U.S. generally accepted accounting principles, or "GAAP") financial measure, in communications with investors, including documents filed with the SEC; however, FFO is not equivalent to our net income or loss as determined under GAAP, and GAAP measures should be considered to be more relevant to our operating performance.
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
We are subject to litigation that could negatively impact our cash flow, financial condition and results of operations.
We are a defendant from time to time in lawsuits and regulatory proceedings relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we may not be able to accurately predict the ultimate outcome of any such litigation or proceedings. A significant unfavorable outcome could negatively impact our cash flow, financial condition and results of operations.
Risks Related to our Real Estate Assets
There are inherent risks with investments in real estate, including the relative illiquidity of such investments.
Investments in real estate are subject to varying degrees of risk. For example, an investment in real estate cannot generally be quickly sold, and we cannot predict whether we will be able to sell any asset we desire to on the terms set by us or acceptable to us, or the length of time needed to find a willing purchaser and to close the sale of such asset. Moreover, the Code imposes restrictions on a REIT’s ability to dispose of assets that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs require that we hold our assets for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of assets that otherwise would be in our best interests. Therefore, we may not be able to vary our platform promptly in response to changing economic, financial and investment conditions and dispose of assets at opportune times or on favorable terms, which may adversely affect our cash flows and our ability to make distributions to stockholders.
Investments in real estate are also subject to adverse changes in general economic conditions. Among the factors that could impact our assets and the value of an investment in us are the following:

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
Economic and other conditions may adversely impact the valuation of our assets, resulting in impairment charges that could have a material adverse effect on our results of operations. On a regular basis, we evaluate our assets for impairments based on various factors, including changes in the holding periods, projected cash flows of such assets and market conditions as described in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates - Impairment of Long Lived Assets." If we determine that an impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our results of operations in the accounting period in which the adjustment is made. Furthermore, changes in estimated future cash flows due to a change in our plans, policies, or views of market and economic conditions could result in the recognition of additional impairment losses for already impaired assets, which, under the applicable accounting guidance, could be substantial and could materially adversely affect our results of operations. We have incurred and we may incur future impairment charges, which could be material.
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
As of December 31, 2018, approximately 40.3% of our total annualized base rental income was generated by properties located in Texas, with 12.8%, 12.0%, 8.6%, and 6.9% of our total annualized base rental income generated by properties located in the Houston, Austin, Dallas-Fort Worth-Arlington, and San Antonio metropolitan areas, respectively. An oversupply of retail properties in any of these markets could have a material adverse effect on our financial condition, our results of operations and our ability to pay distributions.
Risk associated with expansion into new markets.
If opportunities arise, we may acquire or develop properties in markets where we currently have no presence. Each of the risks applicable to acquiring or developing properties in our current markets are applicable to acquiring, developing and integrating properties in new markets. In addition, we may not possess the same level of familiarity with the dynamics and conditions of the new markets we may enter, which may adversely affect our operating results and investment returns in those markets.
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
As of December 31, 2018, our retail properties are 94.0% occupied. As of December 31, 2018, leases representing approximately 6.5% and 8.3% of our expiring gross leasable area of 11,359,259 square feet of our retail properties are scheduled to expire in 2019 and 2020, respectively (not taking into account any renewal options). We cannot assure our stockholders that leases will be renewed or that our properties will be re-leased on terms equal to or better than the current terms, or at all. We also may not be able to lease space which is currently not occupied on acceptable terms and conditions, if at all. In addition, some of our tenants have leases that include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no liability to us. We may be required to offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to retain these tenants or attract new ones. It is possible that, in order to lease currently vacant space, or space that may become vacant, we will be required to make rent or other concessions to tenants, accommodate requests for renovations, make tenant improvements and other improvements or provide additional services to our tenants. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire or to attract new tenants. Portions of our assets may remain vacant for extended periods of time. If the rental rates for our assets decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, cash flows and results of operations could be adversely affected.
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
Natural disasters and severe weather such as earthquakes, wildfires, mudslides, tornadoes, hurricanes, blizzards, hailstorms or floods may result in significant damage to our properties, disrupt operations at our properties and adversely affect both the value of our properties and the ability of our tenants and operators to make their scheduled rent payments to us. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. These losses may not be insured or insurable at commercially reasonable rates. When we have a geographic concentration, a single catastrophe or destructive weather event affecting a region may have a significant negative effect on our financial condition, results of operations, and cash flows. As a result, our operating and financial results may vary significantly from one period to the next. We also are exposed to the risk of an increased need for the maintenance and repair of our buildings due to inclement weather.
We may obtain only limited warranties when we purchase a property and would have only limited recourse if our due diligence did not identify issues that could decrease the value of our property after the purchase.
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
With respect to our joint venture investments, we are not in a position to exercise sole decision-making authority regarding the property or the joint venture. Consequently, our joint venture investments may involve risks not present with other methods of investing in real estate. For example, our joint venture partner may have economic or business interests or goals which are or which become inconsistent with our economic or business interests or goals or may take action contrary to our instructions or requests or contrary to our policies or objectives. We have experienced these events from time to time with our former joint venture partners, which in some cases have resulted in litigation. An adverse outcome in any lawsuit could have a material effect on our business, financial condition or results of operations. In addition, any litigation increases our expenses and prevents our officers and directors from focusing their time and effort on our portfolio and business plans. Our relationships with our joint venture partners are contractual in nature. These agreements may restrict our ability to sell our interest when we desire or on advantageous terms and may be terminated or dissolved and, in each event, we may not continue to own or operate the interests or assets underlying the relationship or may need to purchase the interests or assets at an above-market price to continue ownership. Such joint venture investments may involve other risks not otherwise present with a direct investment in real estate, including the following examples:

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
From time to time, the amount we pay for property taxes may increase as either property values increase or assessment rates are adjusted. Increases in a property’s value or in the tax assessment rate could result in an increase in the real estate taxes due for that property. If we are unable to pass the increase in taxes through to our tenants, our net operating income for the property will decrease.
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
Our properties are largely dependent on the operational success of their anchor tenants (those occupying 10,000 square feet or more). Anchor tenants occupy significant amounts of square footage, pay a significant portion of the total rents at a property and contribute to the success of other tenants by drawing consumers to a property. Our net income could be adversely affected by the loss of revenues in the event a significant tenant becomes bankrupt or insolvent, experiences a downturn in its business, materially defaults on its leases, does not renew its leases as they expire, or renews at a lower rental rate. In addition, if a significant tenant vacates a property, co-tenancy clauses may allow other tenants to modify or abate their minimum rent, reduce their share or the amount of payments for common area operating expenses and property taxes, or terminate their rent or lease obligations. Co-tenancy clauses have several variants and may allow a tenant to pay reduced levels of rent until a certain number of tenants open their stores within the same property.
If our non-anchor tenants (tenants occupying less than 10,000 square feet) are not successful and, consequently, terminate their leases, our cash flow, financial condition and results of operations could be adversely affected.
As of December 31, 2018, approximately 54% of our total annualized base rental income is generated by our non-anchor tenants. Our non-anchor tenants may be more vulnerable to negative economic conditions as they generally have more limited resources than our anchor tenants. If a significant number of our non-anchor tenants experience financial difficulties or are unable to remain open, our cash flow, financial condition and result of operations could be adversely affected.
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
Our revenue will be impacted by the success and economic viability of our anchor retail tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space and adversely affect the returns on our stockholder's investments.
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
Risks Associated with Debt Financing
Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service our indebtedness.
The domestic and international commercial real estate debt markets could become very volatile as a result of, among other things, the tightening of underwriting standards by lenders and credit rating agencies, increased interest rates and changing regulations. This could result in less availability of credit and increasing costs for what is available. If the overall cost of borrowing increases, either by increases in the index rates or by increases in lender spreads, the increased costs may result in lower overall economic returns potentially reducing future cash flow available for distribution. If these disruptions in the debt markets were to persist, our ability to borrow funds to finance activities related to real estate assets could be negatively impacted. In addition, we may find it difficult, costly or impossible to refinance indebtedness that is maturing.
Further, economic conditions could negatively impact commercial real estate fundamentals and result in declining values in our real estate portfolio and in the collateral securing any loan investments we may make, which could have various negative impacts. Specifically, the value of collateral securing any loan we hold could decrease below the outstanding principal amounts of such loans.
Debt service may reduce the funds available for distribution and increase the risk of loss since defaults may cause us to lose the properties securing the loans.
We have acquired, and will continue to acquire, real estate assets by assuming existing financing or borrowing new monies. We may borrow money for other purposes to, among other things, satisfy the requirement that we distribute at least 90% of our "REIT taxable income," subject to certain adjustments, annually or as is otherwise necessary or advisable to assure that we qualify as a REIT for federal income tax purposes. However, payments required on any amounts we borrow reduce the funds otherwise available for, among other things, capital expenditures or distributions to our stockholders.
If there is a shortfall between the cash flow from our assets and the cash flow needed to service our debts, the amount of cash flow from operations available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by an asset may result in lenders initiating foreclosure actions. In such a case, we could lose the asset securing the loan that is in default, thus reducing the value of our stockholders' investments. For tax purposes, a foreclosure is treated as a sale of the asset or assets for a purchase price equal to the outstanding balance of the debt secured by the asset or assets. If the outstanding balance of the debt exceeds our tax basis in the asset or assets, we would recognize taxable gain on the foreclosure action and we would not receive any cash proceeds. We also may fully or partially guarantee any funds that subsidiaries borrow to operate assets. In these cases, we will likely be responsible to the lender for repaying the loans if the subsidiary is unable to do so. If any mortgage contains cross-collateralization or cross-default provisions, more than one asset may be affected by a default.
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
The mortgages on our existing assets, and any future mortgages, likely will contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable asset or to discontinue insurance coverage even if we believe that the insurance premiums are greater than the risk of loss being insured against. In addition, such loans contain negative covenants that, among other things, preclude certain changes of control, inhibit our ability to incur additional indebtedness or, under certain circumstances, restrict cash flow necessary to make distributions to our stockholders. Any credit facility or secured loans that we may enter into likely will contain customary financial covenants, restrictions, requirements and other limitations with which we must comply. While we may have plans to undertake certain alterations, developments, re-developments or leasing actions at a property, a lender may have approval rights that prevent us from moving forward. In addition, our continued ability to borrow under any credit facility that we may obtain will be subject to compliance with our financial and other covenants, including covenants relating to debt service coverage ratios, leverage ratios, and liquidity and net worth requirements, and our ability to meet these covenants will be adversely affected if our financial condition and cash flows are materially adversely affected or if general economic conditions deteriorate.
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
In order to continue to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income (subject to certain adjustments) to our stockholders each year. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under the Code. If, as a result of covenants applicable to our current or future debt, we are restricted from making distributions to our stockholders, we may be unable to make distributions necessary for us to avoid U.S. federal corporate income and excise taxes and maintain our qualification as a REIT, which could materially and adversely affect us.
Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.
We have obtained, and may continue to enter into, mortgage indebtedness that does not require us to pay principal for all or a portion of the life of the debt instrument. During the period when no principal payments are required, the amount of each scheduled payment is less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan is not reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal required during this period. After the interest-only period, we may be required either to make scheduled payments of principal and interest or to make a lump-sum or "balloon" payment at or prior to maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan if we do not have funds available or are unable to refinance the obligation. In addition, we may be forced to sell one or more of our properties or investments in real estate at times that may not permit us to realize the return on the investments we would have otherwise realized.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.
As of December 31, 2018, approximately $202.0 million of our debt bore interest at variable rates. Increases in interest rates on variable rate debt reduces the funds available for other needs, including distributions to our stockholders. As of December 31, 2018, approximately $363.9 million of our total indebtedness bore interest at rates that are fixed. As fixed-rate debt matures, we may not be able to borrow at rates equal to or lower than the rates on the expiring debt. In addition, if rising interest rates cause us to need additional capital to repay indebtedness, we may be forced to sell one or more of our properties or investments in real estate at times that may not permit us to realize the return on the investments we would have otherwise realized.
Increases in interest rates would increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity. Our future earnings and cash flows could be adversely affected due to the increased requirement to service our debt and could reduce the amount we are able to distribute to our stockholders.
The London Inter-bank Offered Rate ("LIBOR") and certain other interest "benchmarks" may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences.
The LIBOR and certain other interest "benchmarks" may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on our current or future debt obligations may be adversely affected.
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
In 2015 we spun off Xenia and in 2016 we spun off Highlands by distributing 95% and 100%, respectively, of the shares of the common stock of these former subsidiaries to our stockholders. In connection with each of these spin-off transactions, we entered into a Separation and Distribution Agreement with Xenia or Highlands, as applicable, which provides for, among other things, the allocation between us and Xenia or Highlands, as applicable, of our assets, liabilities and obligations attributable to periods prior to, at and after the applicable share distribution. Among other things, each Separation and Distribution Agreement also provides that we will indemnify and be financially responsible for liabilities that may exist relating to the assets that were not included in the spun-off company or for certain liabilities relating to the spin-off transactions. Conversely, each of Xenia and Highlands agreed to indemnify us related to certain of their assets and businesses and for certain liabilities relating to the spin-off transactions. However, third parties could seek to hold us responsible for any of the liabilities that these former subsidiaries agreed to retain, and there can be no assurance that our former subsidiaries will be able to fully satisfy any indemnification obligations they owe to us in a timely manner or in full. As a result, we may be responsible for substantial liabilities under the Separation and Distribution Agreements or that relate to Xenia or Highlands.
In June 2016, we completed the sale of University House. In connection with this transaction, we entered into a Stock Purchase Agreement, as amended, in which we made customary representations, warranties and covenants. As set forth in the Stock Purchase Agreement, we also may be required to indemnify the buyer against certain liabilities and obligations, and we may be subject to third-party claims arising out of such transaction. As a result, we may be responsible for liabilities under the Stock Purchase Agreement and such liabilities may be substantial. See "Item 8. Note 14. Commitments and Contingencies" to the consolidated financial statements for information on pending indemnification matters under the Stock Purchase Agreement.
Risks Related to Our Common Stock
Since InvenTrust shares are not currently traded on a national stock exchange, there is no established public market for our shares and our stockholders may not be able to sell their shares.
Our shares of common stock are not listed on a national securities exchange. There is no established public trading market for our shares and no assurance that one may develop. Our charter prohibits any persons or groups from owning more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of the outstanding shares of our common stock unless exempted prospectively or retroactively by our Board. This may inhibit investors from purchasing a large portion of our shares. Our charter also does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national exchange by a specified date or provide any other type of liquidity to our stockholders. Although our management and Board are working on positioning the Company to explore various strategic alternatives, there is no assurance that we will be successful in identifying and executing on a strategic alternative. In addition, we do not know the timing or what form the alternative would take. Strategic transaction options are subject to factors that are outside of our control, such as economic and market conditions. Such factors may affect whether any strategic transaction is available to the Company and, if so, whether the transaction is available on terms satisfactory to the Company or at a time of the Company's choosing. If our Board were to pursue a strategic alternative in the form of a listing event of our common stock on a national securities exchange or otherwise, there is no assurance that we would satisfy the listing requirements or that our shares would be approved for listing. Additionally, if and/or when a liquidity event occurs, there is no guarantee our stockholders will be able to liquidate their common stock at a price equal to its initial investment value or the current estimated share value. Our estimated share value is generally determined only once a year and is based on a number of assumptions and estimates that may not be accurate or complete and is subject to a number of limitations as described below.
The estimated value per share of our common stock is based on a number of assumptions and estimates that may not be accurate or complete and is also subject to a number of limitations.
On May 9, 2018, we announced an estimated value of our common stock equal to $3.14 per share. Our Board engaged Duff & Phelps, LLC ("Duff & Phelps"), an independent third-party valuation advisory firm that specializes in providing real estate valuation services, to advise the Audit Committee and the Board in their estimate of the per share value of our common stock outstanding as of May 1, 2018. As with any methodology used to estimate value, the methodology employed by Duff & Phelps and the recommendations made by us were based upon a number of estimates and assumptions that may not have been accurate or complete. Further, different parties using different assumptions and estimates could have derived a different estimated value per share, which could be significantly different from our estimated value per share. The estimated per share value does not represent: (i) the expected price at which our shares would trade on a national securities exchange, (ii) the amount per share a stockholder would obtain if he, she or it tried to sell his, her or its shares or (iii) the amount per share stockholders would receive if we liquidated our assets and distributed the proceeds after paying all our expenses and liabilities. Furthermore, the estimated share value is generally determined only as of a particular date once a year and could be subject to significant volatility due to a variety of economic, political, market, competitive and other factors, which could cause the estimated share value to go up or down over time. Accordingly, with respect to the estimated value per share, we can give no assurance that:

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
There is no assurance that we will be able to continue paying cash distributions or that distributions will continue to increase over time.
Historically we have paid, and we intend to continue to pay, regular cash distributions to our stockholders. On March 2, 2018, our Board approved an increase to our annual distribution rate effective for the quarterly distribution paid in April 2018, from $0.0695 per share to $0.0716 per share, on an annualized basis. The adjustment to the distribution rate equates to a 2018 calendar year total distribution of $0.0711 per share (an annual rate of $0.0695 per share paid in January 2018, and an annual rate of $0.0716 per share paid in April, July and October 2018). On November 7, 2018, our Board approved an increase to our annual distribution rate effective for the quarterly distribution payable in April 2019, from $0.0716 per share to $0.0737, on an annualized basis.
Our ability to continue to pay dividends at current rates or to continue to increase our dividend rate will depend on a number of factors, including, among others, the following:

•	our financial condition and results of future operations;

•	the terms of our loan covenants; and

•	our ability to acquire, finance, develop or redevelop and lease additional properties at attractive rates.

If we do not maintain or periodically increase the dividend on our common stock, it may have an adverse effect on the value of our common stock and other securities. As we execute on our retail strategy, our Board expects to evaluate our distribution rate on a periodic basis. See Part I. Item 1. “Business - Current Strategy and Outlook" for more information regarding our retail strategy.
Factors that can affect the availability and timing of cash distributions include our ability to earn positive yields on our real estate assets, the yields on securities in which we invest and our operating expense levels, and many others. Our portfolio strategy may also affect our ability to pay our cash distributions if we are not able to timely reinvest the capital we receive from our property dispositions. There is no assurance that we will be able to continue paying distributions at the current level or that the amount of distributions will increase, or not continue to decrease, over time. Even if we are able to continue paying distributions, the actual amount and timing of distributions is determined by our Board in its discretion and typically depends on the amount of funds available for distribution, which depends on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time.
Funding distributions from sources other than cash flow from operating activities may negatively impact our ability to sustain or pay future distributions and result in us having less cash available for other uses, such as property purchases.
If our cash flow from operating activities is not sufficient to fully fund the payment of distributions, the level of our distributions may not be sustainable. For the year ended December 31, 2018, distributions were paid from cash flow from operations, distributions from unconsolidated entities and proceeds from the sales of properties.
We may pay distributions from sources other than cash flow from operations or funds from operations, including funding such distributions from external financing sources, which may not be available at commercially attractive terms. Distributions out of our current or accumulated earnings and profits will be treated as dividends for federal income tax purposes. To the extent that the aggregate amount of cash distributed with respect to our stock in any given year exceeds the amount of our current and accumulated earnings and profits allocable to such stock for the same period, the excess amount will be deemed a return of capital, rather than a dividend, to the extent of the stockholder's tax basis in our stock, and any remaining excess amount will be treated as capital gain, for federal income tax purposes. Furthermore, in the event that we are unable to fund future distributions from our cash flows from operating activities, the value of our stockholders' shares may be materially adversely affected.
At any time that we are not generating cash flow from operations sufficient to cover the current distribution rate, we may determine to pay lower distributions, or to fund all or a portion of our future distributions from other sources. If we utilize borrowings for the purpose of funding all or a portion of our distributions, we will incur additional interest expense. We have not established any limit on the extent to which we may use alternate sources of cash for distributions, except that, in accordance with the law of the State of Maryland and our organizational documents, generally, we may not make distributions that would: (i) cause us to be unable to pay our debts as they become due in the usual course of business, (ii) cause our total assets to be less than the sum of our total liabilities, or (iii) jeopardize our ability to maintain our qualification as a REIT for so long as the Board determines that it is in our best interests to continue to qualify as a REIT.
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
Our Board determines our major policies, including our investment policies and strategies and policies regarding financing, debt and equity capitalization, REIT qualification and distributions. Our Board may amend or revise certain of these and other policies without a vote of the stockholders.
Stockholders’ interest in us will be diluted if we issue additional shares.
Stockholders do not have preemptive rights with respect to any shares issued by us in the future. Our charter authorizes our Board, without stockholder approval, to amend the charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that the Company has authority to issue. Future issuances of common stock reduce the percentage of our shares owned by our current stockholders who do not participate in future stock issuances. Stockholders are not entitled to vote on whether or not we issue additional shares. In addition, depending on the terms and pricing of an additional offering of our shares and the value of our properties, our stockholders may experience dilution in the value of their shares. Further, our Board could issue stock on terms and conditions that subordinate the rights of the holders of our current common stock or have the effect of delaying, deferring or preventing a change in control in us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for our stockholders.
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
We believe that neither we nor any subsidiaries we own fall within the definition of an investment company under Section 3(a)(1) of the Investment Company Act because we primarily engage in the business of acquiring and owning real property, through our wholly or majority-owned subsidiaries, each of which has at least 60% of its assets in real property. The company intends to conduct its operations, directly and through wholly or majority-owned subsidiaries, so that neither the company nor any of its subsidiaries is registered or will be required to register as an investment company under the Investment Company Act. Section 3(a)(1) of the Investment Company Act, in relevant part, defines an investment company as (i) any issuer that is, or holds itself out as being, engaged primarily in the business of investing, reinvesting or trading in securities, or (ii) any issuer that is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns, or proposes to acquire, "investment securities" having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis (the "40% Test"). The term "investment securities" generally includes all securities except government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exclusion from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. We and our subsidiaries are primarily engaged in the business of investing in real property and, as such, we believe we and our subsidiaries should fall outside of the definition of an investment company under Section 3(a)(1)(A) of the Investment Company Act.
Accordingly, we believe that neither we nor any of our wholly and majority-owned subsidiaries are considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. We believe we and our wholly owned or majority-owned subsidiaries are also able to rely on the exclusion provided by Section 3(c)(5)(C) of the Investment Company Act. To rely upon Section 3(c)(5)(C) of the Investment Company Act as it has been interpreted by the SEC staff, an entity would have to invest at least 55% of its total assets in "mortgage and other liens on and interests in real estate," which we refer to as "qualifying real estate investments," and maintain an additional 25% of its total assets in qualifying real estate investments or other real estate-related assets. The remaining 20% of the entity’s assets can consist of miscellaneous assets. These criteria may limit what we buy, sell and hold.
We classify our assets for purposes of Section 3(c)(5)(C) based in large measure upon no-action letters issued by the SEC staff and other interpretive guidance provided by the SEC and its staff. The no-action positions are based on factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than 20 years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage-backed securities, other mortgage-related instruments, joint venture investments and the equity securities of other entities may not constitute qualifying real estate assets, and therefore, we may limit our investments in these types of assets. The SEC or its staff may not concur with the way we classify our assets. Future revisions to the Investment Company Act or further guidance from the SEC or its staff may cause us to no longer be in compliance with the exclusion from the definition of an "investment company" provided by Section 3(c)(5)(C) and may force us to re-evaluate our portfolio and our investment strategy (e.g., in 2011 the SEC staff published a Concept Release in which it reviewed and questioned certain interpretative positions taken under Section 3(c)(5)(C)). To the extent that the SEC or its staff provides more specific or different guidance, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC or its staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.
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
Under Maryland law generally, a director is required to perform his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Under Maryland law, directors are presumed to have acted in accordance with this standard of conduct. In addition, our charter eliminates the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from the following:

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
In order for us to qualify as a REIT under the Code, no more than 50% of the outstanding shares of our common stock may be beneficially owned, directly or indirectly, by five or fewer individuals at any time during the last half of each taxable year. Unless exempted by our Board, prospectively or retroactively, our charter prohibits any persons or groups from beneficially or constructively owning more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of the outstanding shares of our common stock. These provisions may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets that might involve a premium price for holders of our common stock.

Our charter permits our Board to issue preferred stock on terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.
Our Board may classify or reclassify any unissued shares of common or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of the stock and may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue without stockholder approval. Thus, our Board could authorize us to issue shares of preferred stock with terms and conditions that could subordinate the rights of the holders of our common stock or shares of preferred stock or common stock that could have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common stock.
Certain provisions of Maryland law could inhibit changes in control.
Certain provisions of the Maryland General Corporation Law ("MGCL"), may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in our control under circumstances that otherwise could provide the holders of our common stock with the opportunity to benefit from a sale of our common stock, including the following:

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

As permitted by Maryland law, we have elected, by resolution of our Board, to opt out of the business combination provisions of the MGCL, provided that such business combination has been approved by our Board (including a majority of directors who are not affiliated with the interested stockholder), and, pursuant to a provision in our bylaws, to exempt any acquisition of our stock from the control share provisions of the MGCL. However, our Board may by resolution elect to repeal the exemption from the business combination provisions of the MGCL and may by amendment to our bylaws opt into the control share provisions of the MGCL at any time in the future.
Certain provisions of the MGCL permit our Board, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to adopt certain mechanisms, some of which (for example, a classified board) we do not have. These provisions may have the effect of limiting or precluding a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in our control under circumstances that otherwise could provide the holders of our common stock with the opportunity to benefit from a sale of our common stock.
If our Board were to elect to be subject to the provision of Subtitle 8 providing for a classified board or the business combination provisions of the MGCL or if the provisions of our bylaws opting out of the control share acquisition provisions of the MGCL were amended or rescinded, these provisions of the MGCL could have anti-takeover effects.
Our Board or a committee of our Board may change our investment policies without stockholder approval, which could alter the nature of our stockholders' investment.
Our investment policies may change over time. The methods of implementing our investment policies may also vary, as new investment techniques are developed. Our investment policies, the methods for implementing them, and our other objectives, policies and procedures may be altered by our Board or a committee of our Board without the approval of our stockholders. As a result, the nature of our stockholders' investment could change without their consent. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk and real property market fluctuations, all of which could materially and adversely affect our ability to achieve our investment objectives.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.
We have deposited our cash and cash equivalents in several banking institutions in an attempt to minimize exposure to the failure of any one of these entities. However, the Federal Deposit Insurance Corporation ("FDIC") generally only insures limited amounts per depositor per insured bank. At December 31, 2018, we had cash and cash equivalents and restricted cash deposited in interest-bearing transaction accounts at certain financial institutions exceeding these federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest.
Federal Income Tax Risks
Failure to remain qualified as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.
Our qualification as a REIT depends on our ability to continue to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets as well as other tests imposed by the Code. We cannot assure our stockholders that our actual operations for any one taxable year will satisfy these requirements. Further, new legislation, regulations, administrative interpretations or court decisions could significantly affect our ability to qualify as a REIT or the federal income tax consequences of our qualification as a REIT. If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because of the following:

•	we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal corporate income tax on our taxable income;

•	we could be subject to the U.S. federal alternative minimum tax for the tax years prior to January 1, 2018 and possibly increased state and local taxes; and

•	unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.
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
Even if we continue to qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, our taxable REIT subsidiaries ("TRSs") are subject to regular corporate federal, state and local taxes. Any of these taxes would decrease cash available for distributions to stockholders.
Failure to make required distributions would subject us to federal corporate income tax.
In order to continue to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income (subject to certain adjustments) to our stockholders each year (the "90% Distribution Requirement"). To the extent that we satisfy the 90% Distribution Requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal, state and local corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under the Code.
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
We may fail to qualify as a REIT if the IRS successfully challenges the valuation of our common stock used for purposes of our dividend reinvestment program.
In order to satisfy the 90% Distribution Requirement, the dividends we paid during our 2014 and prior taxable years must not have been "preferential." For our 2014 and prior taxable years and for any future taxable year in which we do not qualify as a "publicly offered REIT" (i.e., a REIT required to file annual and periodic reports with the SEC), a dividend determined to be preferential will not qualify for the dividends paid deduction. To have avoided paying preferential dividends, we must have treated every stockholder of a class of stock with respect to which we made a distribution the same as every other stockholder of that class, and we must not have treated any class of stock other than according to its dividend rights as a class. For example, if certain stockholder received a distribution that was more or less (on a per-share basis) than the distributions received by other stockholders of the same class, the distribution would be preferential. If any part of a distribution was preferential, none of that distribution would be applied towards satisfying the 90% Distribution Requirement.
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
The stock ownership limit imposed by the Code for REITs and our charter may restrict our business combination opportunities and our stockholders may be restricted from acquiring or transferring certain amounts of our common stock.
The stock ownership restrictions of the Code for REITs and the 9.8% stock ownership limit in our charter may restrict our business combination opportunities and restrict our stockholders' ability to acquire or transfer certain amounts of our common stock.
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
Our charter authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our Board (prospectively or retroactively), our charter prohibits any persons or groups from beneficially or constructively owning more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of the outstanding shares of our common stock. Our Board may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of the 9.8% stock ownership limit would result in our failing to qualify as a REIT. These restrictions on transferability and ownership will not apply, however, if our Board determines that it is no longer in our best interest to attempt to, or continue to, qualify as a REIT or that compliance is no longer required in order for us to qualify as a REIT.
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
We have owned, and intend to continue to own, limited partner or non-managing member interests in partnerships and limited liability companies that are joint ventures. In addition, we have owned, and intend to continue to own, significant equity ownership interests in other REITs. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. In addition, it is possible that a partnership or limited liability company could take an action which could cause us to fail a REIT gross income or asset test, and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. Similarly, if one of the REITs in which we own or have owned a significant equity interest were to fail to qualify as a REIT, we would likely fail to satisfy one or more of the REIT gross income and asset tests. If we failed to satisfy a REIT gross income or asset test as a result of an investment in a joint venture or another REIT, we would fail to continue to qualify as a REIT unless we are able to qualify for a statutory REIT "savings" provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.
Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
The maximum tax rate applicable to "qualified dividend income" payable to U.S. stockholders that are taxed at individual rates is 20%. Under the federal tax legislation enacted in December 2017, commonly known as the Tax Cuts and Jobs Act (the “2017 Tax Legislation”), U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026. Although this deduction reduces the effective tax rate of U.S. federal income taxes applicable to certain dividends paid by REITs (generally to 29.6% assuming the stockholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts or estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends treated as qualified dividend income, which could adversely affect the value of the shares of REITs, including our common stock.
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
The ability of our Board to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.
Our charter provides that our Board may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to attempt to, or continue to qualify as a REIT. If we cease to be a REIT, we would become subject to U.S. federal corporate income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders.
If a transaction intended to qualify as a tax deferred like-kind exchange under Section 1031 of the Code ("1031 Exchange") is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may be unable to dispose of properties on a tax-deferred basis.
From time to time, we may dispose of properties in transactions that are intended to qualify as 1031 Exchanges. It is possible that the qualification of a transaction as a 1031 Exchange could be successfully challenged and determined to be currently taxable. In such case, our taxable income and earnings and profits would increase, which could increase the ordinary dividend income to our stockholders. In some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds in order to pay additional dividends or taxes, and the payment of such taxes could cause us to have less cash available to distribute to our stockholders. In addition, if a 1031 Exchange was later determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our stockholders. Moreover, it is possible that legislation could be enacted that could modify or repeal the laws with respect to 1031 Exchanges, which could make it more difficult or impossible for us to dispose of properties on a tax-deferred basis.
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

•
limiting our deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of our REIT taxable income (determined without regard to the dividends paid deduction);

•
generally limiting the deduction for net business interest expense in excess of 30% of a business's "adjusted taxable income", except for taxpayers that engage in certain real estate businesses (including most equity REITs) and elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system with longer depreciation periods); and

•	eliminating the corporate alternative minimum tax.
Many of these changes that are applicable to us were effective beginning with our 2018 taxable year, without any transition periods or grandfathering for existing transactions. While some of the changes made by the tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors and auditors to determine the full impact that the 2017 Tax Legislation as a whole will have on us.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The following table summarizes our multi-tenant retail platform as of December 31, 2018:

	No. of Properties	GLA (square feet)	Economic Occupancy	ABR per Square Foot
Wholly owned and consolidated
Community and neighborhood center	38	4,248,008	95.0%	$19.12
Power center	20	5,227,474	94.0%	16.20
	58	9,475,482	95.0%	17.52
Properties held by IAGM
Community and neighborhood center	7	1,266,774	95.0%	18.72
Power center	6	1,339,040	88.0%	16.92
	13	2,605,814	92.0%	17.87
Multi-tenant retail platform, totals	71	12,081,296	94.0%	$17.59
The following table represents the geographical diversity of our multi-tenant retail platform as of December 31, 2018.

Region	No. of Properties	GLA (square feet)	% of Total GLA
East
Maryland	1	125,018	1.0%
South Atlantic
Florida	9	1,770,169	14.7%
North Carolina	7	1,488,842	12.3%
Georgia	9	989,529	8.2%
Virginia	2	375,652	3.1%
Alabama	1	207,568	1.7%
Kentucky	1	100,926	0.8%
Total South Atlantic	29	4,932,686	40.8%
Southwest
Texas	29	5,052,307	41.9%
Oklahoma	1	255,214	2.1%
Total Southwest	30	5,307,521	44.0%
West
California	7	1,046,633	8.7%
Colorado	4	669,438	5.5%
Total West	11	1,716,071	14.2%
Grand total	71	12,081,296	100.0%

The following table represents information regarding the top 10 tenants by total ABR in our multi-tenant retail platform as of December 31, 2018.

Tenant Name	Total ABR	Percent of Total ABR	GLA (square feet)	Percentage of Total GLA
Kroger	$6,811	3.5%	644,616	5.3%
Publix Super Markets, Inc.	5,510	2.8%	534,698	4.4%
Ross Dress For Less	5,104	2.6%	468,245	3.9%
Bed Bath & Beyond Inc.	4,663	2.4%	403,885	3.3%
Best Buy	4,407	2.2%	319,414	2.6%
Albertson's	4,334	2.2%	416,992	3.5%
TJX Companies	3,955	2.0%	374,239	3.1%
PetSmart, Inc.	3,843	2.0%	280,601	2.3%
H.E.B.	2,913	1.5%	348,445	2.9%
Office Depot, Inc	2,206	1.1%	138,158	1.1%
Totals	$43,746		3,929,293
The following table represents occupied lease expirations of our multi-tenant retail platform as of December 31, 2018.

Lease Expiration Year	No. of Expiring Leases	GLA of Expiring Leases (square feet)	ABR of Expiring Leases	Percent of Total GLA of Expiring Leases	Percent of Total ABR	Expiring ABR per square foot
2019	174	735,944	$13,301	6.5%	6.7%	$18.07
2020	231	939,530	18,902	8.3%	9.5%	20.12
2021	251	1,323,786	24,018	11.7%	12.1%	18.14
2022	254	1,659,219	30,510	14.5%	15.4%	18.39
2023	227	1,371,719	24,655	12.1%	12.5%	17.97
2024	127	1,367,738	21,223	12.0%	10.7%	15.52
2025	66	787,677	11,266	6.9%	5.7%	14.30
2026	74	399,660	7,736	3.5%	3.9%	19.36
2027	101	791,007	16,985	7.0%	8.6%	21.47
2028	91	656,123	11,992	5.8%	6.1%	18.28
Thereafter	67	1,047,437	16,097	9.2%	8.1%	15.37
Other (a)	228	279,419	1,296	2.5%	0.7%	4.64
Totals	1,891	11,359,259	$197,981	100%	100%	$17.43

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
Certain of our properties are encumbered by mortgages, totaling $212.9 million as of December 31, 2018. Additional detail about our retail properties can be found on Schedule III – Real Estate and Accumulated Depreciation.
In 2018, we did not experience any tenant bankruptcies or receivable write-offs that materially impacted our results of operations. Our retail business is neither highly dependent on specific retailers nor is it subject to lease roll-over concentration. We believe this minimizes risk to our multi-tenant retail platform from significant revenue variances over time.
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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our shares of common stock are not listed on a national securities exchange and there is not otherwise an established public trading market for our shares. We publish an estimated per share value of our common stock to assist broker dealers that sold our common stock in our initial and follow-on "best efforts" offerings to comply with the rules published by FINRA.  On May 9, 2018, we announced an estimated value of our common stock as of May 1, 2018 equal to $3.14 per share.
The Audit Committee of our Board and our Board engaged Duff & Phelps, an independent third-party global valuation advisory and corporate finance consulting firm that specializes in providing real estate valuation services, to advise the Audit Committee and the Board in their estimate of the per share value of our common stock outstanding as of May 1, 2018. Duff & Phelps has extensive experience estimating the fair values of commercial real estate. The report furnished to the Audit Committee and the Board by Duff & Phelps complies with the reporting requirements set forth under Standard Rule 2-2(b) of the Uniform Standards of Professional Appraisal Practice and is certified by a member of the Appraisal Institute with the MAI designation. The Duff & Phelps report, dated May 2, 2018, reflects values as of May 1, 2018.
Duff & Phelps does not have any direct or indirect interests in any transaction with us or in any currently proposed transaction to which we are a party, and there are no conflicts of interest between Duff & Phelps, on one hand, and the Company or any of our directors, on the other. Previously, Duff & Phelps provided services to us in connection with the allocation of the purchase price of acquired properties for accounting and financial reporting purposes, but those services are no longer provided.
The Board is ultimately and solely responsible for the determination of the estimated value per share of our common stock. The estimated value per share was determined and approved by the Board based on the recommendation of the Audit Committee.
Duff & Phelps provided a range of per share values for the Audit Committee and the Board to consider and utilized the "net asset value" or "NAV" method. This method is based on the fair value of real estate, real estate related investments and all other assets, less the fair value of total liabilities. The fair value estimate of the real estate assets is equal to the sum of its individual real estate values. Generally, Duff & Phelps estimated the value of our real estate and real estate-related assets at our ownership interest using the income capitalization approach, which included using a discounted cash flow calculation of projected net operating income, less capital expenditures, for each property for the ten-year hold period ending April 30, 2028 or the residual stabilized year, and applying a market supported discount rate and capitalization rate. For properties under contract for sale, Duff & Phelps valued the assets at the contractual purchase price. For all other assets, including cash, other current assets, non-retail joint ventures, land developments and marketable securities, fair value was determined separately. A fair value of our long-term debt obligations, including current liabilities, was also estimated by Duff & Phelps, by comparing market interest rates to the contract rates on our long-term debt and discounting to present value the difference in future payments. For the loans that were in default as of May 1, 2018, Duff & Phelps excluded a fair value estimate of the debt.
Duff & Phelps completed its work in conformance with Investment Program Association Practice Guideline 2013-01, "Valuations of Publicly Registered Non-Listed REITs," dated April 29, 2013 and guidelines published by FINRA. In addition, Duff & Phelps determined NAV in a manner consistent with the definition of fair value under U.S. GAAP set forth in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 820 Fair Value Measurement and Disclosures.
The NAV per share provided by Duff & Phelps was estimated by subtracting the fair value of the total liabilities from the fair value of the total assets and then dividing the result by the number of shares of common stock outstanding as of May 1, 2018. Duff & Phelps then applied a discount rate sensitivity analysis on the discount rates used to value the multi-tenant retail properties resulting in a value range of $3.00 to $3.29 per share. The mid-point in that range is $3.14.
On May 9, 2018, our Audit Committee and our Board met to review and discuss Duff & Phelps’s report. Following this review, the Audit Committee recommended and the Board unanimously determined a new estimated per share value of our common stock of $3.14 as of May 1, 2018.

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
The estimated value per share was determined by our Board on May 9, 2018 and reflects the fact that the estimate was calculated at a moment in time. The value of our shares will likely change over time and will be influenced by changes to the value of our individual assets as well as changes and developments in the real estate and capital markets and the economy as a whole. We currently anticipate publishing a new estimated share value within one year. Nevertheless, stockholders should not rely on the estimated value per share in making a decision to buy or sell shares of our common stock.
Stockholders
As of March 1, 2019, we had 148,375 stockholders of record.
Distributions
We have been paying cash distributions since October 2005. In October 2015 we moved from monthly to quarterly distributions. Our distributions are paid one quarter in arrears.
During the years ended December 31, 2018 and 2017, we paid cash distributions of $54.2 million and $53.4 million, respectively, or $0.071 and $0.069 per share of common stock, respectively. For federal income tax purposes, for the year ended December 31, 2018, $0.028 per share, or approximately 39% of the Company's total distributions would be treated as an ordinary dividend and $0.043 per share, or approximately 61%, of the Company's total distributions would be treated as a non-taxable return of capital and will reduce the tax basis of each share of the Company's common stock held. For the year ended December 31, 2017, $0.069 per share, or 100.0%, of the Company's total distributions would be treated as a non-taxable return of capital and will reduce the tax basis of each share of the Company's common stock held.
Notification Regarding Payments of Distributions
Stockholders should be aware that the method by which a stockholder has chosen to receive his or her distributions affects the timing of the stockholder's receipt of those distributions. Specifically, under our transfer agent's payment processing procedures, distributions are paid in the following manner:
(1) those stockholders who have chosen to receive their distributions via wire transfer receive their distributions on the distribution payment date (as determined by our Board);
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
Recent Sales of Unregistered Securities
None.

Item 6. Selected Financial Data
The following table shows selected financial data relating to our consolidated financial condition and results of operations required by Item 301 of Regulation S-K. Such selected data should be read in conjunction with "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes appearing elsewhere in this report (dollar amounts are stated in thousands, except share and per share amounts).

	As of and for the year ended December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Total assets (a)	$2,536,006	$2,698,604	$2,786,754	$4,204,923	$7,497,316
Debt, net (a)	$561,782	$667,891	$730,605	$1,094,651	$1,991,608
Operating Data:
Total income (a)	$242,674	$251,809	$242,693	$257,628	$282,709
Total interest and dividend income (a)	$2,044	$4,249	$11,849	$11,767	$12,711
Net income (a)	$83,849	$61,793	$252,722	$3,464	$486,642
Net income per common share, basic and diluted	$0.11	$0.07	$0.29	$0.01	$0.55
Common Stock Distributions:
Distributions declared on common stock	$53,782	$53,758	$83,633	$138,614	$436,875
Distributions paid to common stockholders	$54,194	$53,358	$98,606	$146,510	$438,875
Distributions declared per weighted average common share	$0.07	$0.07	$0.10	$0.16	$0.50
Distributions paid per weighted average common share	$0.07	$0.07	$0.12	$0.17	$0.50
Supplemental Non-GAAP Measures:
Funds from operations (b)	$134,706	$167,667	$145,188	$247,245	$442,511
Total modified net operating income (c)	$157,602	$168,799	$159,956	$178,600	$190,664
Cash Flow Data:
Cash flows provided by operating activities (a)	$124,657	$118,152	$133,164	$195,615	$340,335
Cash flows (used in) provided by investing activities (a)	$175,414	$(209,088)	$1,078,749	$(164,274)	$1,922,890
Cash flows used in financing activities	$(207,096)	$(159,411)	$(1,013,112)	$(561,206)	$(1,849,312)
Other Information:
Weighted average number of common shares outstanding, basic and diluted	761,139,011	773,445,341	854,638,497	861,830,627	878,064,982

(a)
Since 2014, we have continued to implement a strategy of focusing, tailoring, and refining our portfolio of real estate assets, including the following major dispositions classified as discontinued operations: the spin-off of Highlands in 2016, the sale of University House in 2016, the spin-off of Xenia in 2015, the sale of the select service lodging assets in 2014, and the net lease asset portfolio disposition in 2014, all as disclosed in our Annual Reports on Form 10-K for prior years. Information regarding our acquisitions and dispositions in 2017 and 2018 can be found in "Item 8. Note 4. Acquired Properties" and "Item 8. Note 5. Disposed Properties", in the notes to the consolidated financial statements included herein, respectively.

(b)
The National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as FFO, or Funds from Operations. Our FFO, which is based on the NAREIT definition, is net income (loss) in accordance with GAAP excluding gains (or losses) resulting from dispositions of properties, plus depreciation and amortization and impairment charges on depreciable real property, after adjustments for unconsolidated partnerships and joint ventures in which we hold an interest. We have adopted the NAREIT definition in our calculation of FFO Applicable to Common Shares as management considers FFO a widely accepted and appropriate non-GAAP measure of performance for REITs.

In calculating FFO, impairment charges of depreciable real estate assets are added back even though the impairment charge may represent a permanent decline in value due to decreased operating performance of the applicable property. Further, because gains and losses from sales of property are excluded from FFO, it is consistent and appropriate that impairments, which are often early recognition of losses on prospective sales of property, also be excluded. If evidence exists that a loss reflected in the investment of an unconsolidated entity is due to the impairment of depreciable real estate assets, our share of these impairments is added back to net income in the determination of FFO.
The Company believes that FFO is a useful measure of properties' operating performance because FFO excludes non-cash items from GAAP net income. FFO is neither intended to be a substitute to "net income" nor a substitute for "cash flows from operating activities" as determined by GAAP. Other REITs may use alternative methodologies for calculating similarly titled measures, which may not be comparable to the Company's calculation of FFO Applicable to Common Shares. FFO is calculated as follows (dollar amounts are stated in thousands):

	Year ended December 31,
	2018	2017	2016
Net income	$83,849	$61,793	$252,722
Add:
Depreciation and amortization related to investment properties	96,666	93,646	115,317
Our share of depreciation and amortization of unconsolidated entities	11,551	14,773	14,965
Provision for asset impairment, continuing operations	3,510	27,754	11,208
Provision for asset impairment, discontinued operations	—	—	106,514
Our share of provision for asset impairment recognized in equity in (losses) earnings and (impairment), net, of unconsolidated entities	31,953	2,610	—
Our share of losses from property dispositions recognized in equity in (losses) earnings and (impairment), net, of unconsolidated entities	2,274	1,272	—
Less:
Gains from property sales and transfer of assets, net	95,097	34,181	354,104
Gains from sales of investment in unconsolidated entities, discontinued operations	—	—	1,434
FFO Applicable to Common Shares	$134,706	$167,667	$145,188
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

	Year ended December 31,
	2018	2017	2016
Amortization of above and below market leases, net	$5,534	$5,510	$4,255
Amortization of mark to market debt, (premium) and discount, net	(202)	(117)	317
Gain (loss) on extinguishment of debt, net	9,103	840	(10,498)
Loss on extinguishment of debt, discontinued operations, net	—	(2)	(2,826)
Straight line rental income adjustment, net	4,262	2,202	(20)
Stock-based compensation expense	4,330	4,987	3,737
Marketable securities, impairment	—	—	1,327
Acquisition costs, expensed	—	—	1,287

(c)
The Company believes modified net operating income ("NOI") provides comparability across periods when evaluating operating performance. Modified NOI reflects the income from operations excluding lease termination income and GAAP rent adjustments (such as straight line rent and above/below market lease amortization). NOI excludes interest expense, depreciation and amortization, general and administrative expenses, and other investment income from corporate investments.

The following table reflects a reconciliation of total modified NOI to the net income attributable to the Company on the consolidated statements of operations and comprehensive income, the most comparable GAAP measure, for the years ended December 31, 2018, 2017 and 2016 (dollar amounts are stated in thousands).

	Year ended December 31,
	2018	2017	2016
Net income	$83,849	$61,793	$252,722
Adjustments to reconcile to total modified NOI
Net income from discontinued operations	—	(3,839)	(133,523)
Income tax expense	30	1,324	201
Realized and unrealized investment (gains) losses and impairment, net	(244)	(46,563)	(5,081)
Equity in losses (earnings) and impairment, net, of unconsolidated entities	31,393	804	(9,299)
Interest expense	24,943	30,155	44,135
Other expense (income)	(450)	308	(2,330)
(Gain) loss on extinguishment of debt, net	(9,103)	(840)	10,498
Gain on sale of investment properties, net	(95,097)	(24,066)	(117,848)
Interest and dividend income	(2,044)	(4,249)	(11,849)
Provision for asset impairment	3,510	27,754	11,208
Depreciation and amortization	100,593	95,345	83,685
General and administrative expenses	35,267	42,661	49,107
Other fee income	(4,390)	(4,222)	(4,348)
Adjustments to modified NOI (i)	(10,655)	(7,566)	(7,322)
Total modified NOI	$157,602	$168,799	$159,956

(i)	Adjustments to modified NOI include termination fee income and GAAP rent adjustments (such as straight-line rent and above/below market lease amortization).

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
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis relates to the operations of the Company for the years ended December 31, 2018, 2017 and 2016 and its financial position as of December 31, 2018 and 2017. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this Annual Report.
Executive Summary
InvenTrust Properties Corp. is a premier retail REIT that owns, leases, redevelops, acquires and manages open-air centers in key growth markets with favorable demographics. We seek to continue to execute our strategy to enhance our multi-tenant retail platform by acquiring the right centers in the right markets, driven by focused and disciplined capital allocation.
During the year ended December 31, 2018, we continued to execute on our strategy by opportunistically disposing of properties not located in our core markets or where we believe the properties' values have been maximized. Our strategy is to redeploy the proceeds from these sales with a disciplined approach into strategic retail properties in our target markets. However, we face significant competition for attractive investment opportunities. As a result of this competition, the purchase prices for attractive and suitable assets may be significantly elevated and may adversely impact our ability to redeploy the proceeds from property sales for reinvestment. In addition, our disposition activity could continue to cause us to experience dilution in financial operating performance during the period in which we dispose of properties.
In evaluating our financial condition and operating performance, management focuses on the following financial and non-financial indicators, discussed in further detail herein:

•
Property NOI, which excludes interest expense, depreciation and amortization, general and administrative expenses, depreciation and amortization, provision for asset impairment, interest and dividends from corporate investments, gains (losses) from sales of properties, gains (losses) on extinguishment of debt, other income (expenses), interest expense, equity in earnings (losses) and (impairment), net, of unconsolidated entities, and realized and unrealized investment gains, net;

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

Multi-tenant retail platform
Our wholly owned, consolidated, and managed retail properties include grocery-anchored community and neighborhood centers and necessity-based power centers. As of December 31, 2018, we manage 71 retail properties, with a GLA of approximately 12.1 million square feet, which includes one retail property classified as a consolidated VIE, with a GLA of approximately 125,000 square feet, and 13 retail properties with a GLA of approximately 2.6 million square feet owned through the Company's ownership interest in IAGM. The following table summarizes our multi-tenant retail platform as of December 31, 2018, 2017, and 2016.

	Total Multi-tenant Retail Platform			Wholly owned and Consolidated Retail Properties			IAGM Retail Properties
	2018	2017	2016	2018	2017	2016	2018	2017	2016
No. of properties	71	86	86	58	71	71	13	15	15
GLA (square feet)	12,081,296	15,421,106	15,133,416	9,475,482	12,444,703	12,155,909	2,605,814	2,976,403	2,977,507
Economic occupancy	94.0%	93.5%	94.0%	95.0%	94.2%	93.0%	92.0%	90.9%	94.0%
ABR per square foot	$17.59	$16.23	$15.44	$17.52	$16.11	$15.17	$17.87	$16.76	$16.54
Multi-tenant retail platform summary by center type
The following tables summarize our multi-tenant retail platform, by center type, as of December 31, 2018, 2017, and 2016.

Community and neighborhood centers
	Total Multi-tenant Retail Platform			Wholly owned and Consolidated Retail Properties			IAGM Retail Properties
	2018	2017	2016	2018	2017	2016	2018	2017	2016
No. of properties	45	48	45	38	41	38	7	7	7
GLA (square feet)	5,514,782	5,433,355	4,818,690	4,248,008	4,166,659	3,551,094	1,266,774	1,266,696	1,267,596
Economic occupancy	95.0%	93.4%	92.9%	95.0%	94.1%	93.0%	95.0%	91.1%	92.0%
ABR per square foot	$19.03	$17.61	$16.52	$19.12	$17.32	$15.81	$18.72	$18.60	$18.51

Power centers
	Total Multi-tenant Retail Platform			Wholly owned and Consolidated Retail Properties			IAGM Retail Properties
	2018	2017	2016	2018	2017	2016	2018	2017	2016
No. of properties	26	38	41	20	30	33	6	8	8
GLA (square feet)	6,566,514	9,987,751	10,314,726	5,227,474	8,278,044	8,604,815	1,339,040	1,709,707	1,709,911
Economic occupancy	93.0%	93.6%	93.8%	94.0%	94.2%	94.0%	88.0%	90.7%	95.0%
ABR per square foot	$16.33	$15.46	$14.94	$16.20	$15.50	$14.90	$16.92	$15.29	$15.04
Multi-tenant retail platform by same-property
The following table summarizes the GLA, economic occupancy and ABR per square foot of the properties included in our multi-tenant retail platform classified as same-property for the years ended December 31, 2018 and 2017 and the years ended December 31, 2017 and 2016. For the years ended December 31, 2018 and 2017, properties classified as same-property have been owned for the entirety of both periods presented and exclude properties sold and/or acquired in 2018 and 2017. For the years ended December 31, 2017 and 2016, properties classified as same-property have been owned for the entirety of both periods presented and exclude properties sold and/or acquired in 2018, 2017, and 2016.

	Same-property results for the years ended December 31, 2018 and 2017
	Total Multi-tenant Retail Platform		Wholly owned and Consolidated Retail Properties		IAGM Retail Properties
	2018	2017	2018	2017	2018	2017
No. of properties	60	60	47	47	13	13
GLA (square feet)	9,974,517	9,862,783	7,368,703	7,256,748	2,605,814	2,606,035
Economic occupancy	93.0%	92.9%	94.1%	94.1%	92.0%	89.7%
ABR per square foot	$16.53	$16.18	$16.09	$15.80	$17.87	$17.32

	Same-property results for the years ended December 31, 2017 and 2016
	Total Multi-tenant Retail Platform		Wholly owned and Consolidated Retail Properties		IAGM Retail Properties
	2017	2016	2017	2016	2017	2016
No. of properties	52	52	39	39	13	13
GLA (square feet)	8,363,113	8,370,270	5,757,078	5,763,335	2,606,035	2,606,935
Economic occupancy	92.3%	93.7%	93.5%	94.0%	89.7%	93.1%
ABR per square foot	$15.88	$15.72	$15.27	$15.13	$17.32	$17.07
Leasing Activity
The following table summarizes the leasing activity for leases that were executed during the year ended December 31, 2018 compared to expiring or expired leases for the same or previous tenant for renewals and the same unit for new leases at the 71 retail properties in our multi-tenant retail platform. We had GLA totaling 1,420,458 square feet expiring in 2018, of which 998,045 square feet was rolled over. This achieved a retention rate of approximately 70.3%.

	No. of Leases Executed as of Dec. 31, 2018	GLA SF	New Contractual Rent ($PSF) (b)	Prior Contractual Rent ($PSF) (b)	% Change over Prior Contract Rent (b)	Weighted Average Lease Term (Years)	Tenant Improvement Allowance ($PSF)	Lease Commissions ($PSF)
All tenants
Comparable Renewal Leases (a)	172	923,822	$18.27	$17.57	4.0%	5.1	$0.53	$0.12
Comparable New Leases (a)	29	77,975	$27.80	$25.02	11.1%	9.7	$12.60	$10.10
Non-Comparable Renewal and New Leases	115	514,956	$19.61	n/a	n/a	8.3	$18.56	$6.40
Total	316	1,516,753	$19.01	$18.15	4.7%	6.4	$7.27	$2.76

Anchor tenants (leases over 10,000 square feet)
Comparable Renewal Leases (a)	20	571,436	$12.32	$11.94	3.2%	5.1	$0.66	$0.16
Comparable New Leases (a)	1	15,331	$14.00	$16.00	(12.5)%	10.7	$—	$9.08
Non-Comparable Renewal and New Leases	12	224,378	$13.74	n/a	n/a	9.5	$15.93	$4.56
Total	33	811,145	$12.37	$12.05	2.7%	6.4	$4.87	$1.55

Non-anchor tenants (leases under 10,000 square feet)
Comparable Renewal Leases (a)	152	352,386	$27.92	$26.69	4.6%	5.0	$0.32	$0.06
Comparable New Leases (a)	28	62,644	$31.18	$27.23	14.5%	9.5	$15.69	$10.35
Non-Comparable Renewal and New Leases	103	290,578	$24.18	n/a	N/A	7.4	$20.60	$7.81
Total	283	705,608	$28.41	$26.77	6.1%	6.4	$10.03	$4.16

(a)
Comparable leases are leases that meet all of the following criteria: terms greater than one year, unit was vacant one year or less prior to occupancy, square footage of unit remains unchanged or within 10% of prior unit square footage, and has a rent structure consistent with the previous tenant.

(b)	Non-comparable leases are not included in totals.

Highlights for the year ended December 31, 2018
Acquisitions
During the year ended December 31, 2018, we continued to execute on our strategy to enhance our multi-tenant retail platform with the following acquisitions of retail properties, all of which are classified as community or neighborhood centers, in our core markets:

Acquisition Date	Property	Metropolitan Statistical Area (MSA)(a)	Gross Acquisition Price	Square Feet
May 16, 2018	PGA Plaza	Miami-Fort Lauderdale-West Palm Beach, FL	$88,000	120,000
May 30, 2018	Kennesaw Marketplace	Atlanta-Sandy Springs-Roswell, GA	64,300	117,000
September 13, 2018	Kennesaw Marketplace, Phase 3	Atlanta-Sandy Springs-Roswell, GA	7,500	13,000
December 13, 2018	Peachland Promenade, Phase 2	Cape Coral-Fort Myers, FL	18,700	95,000
December 21, 2018	Sandy Plains Centre (b)	Atlanta-Sandy Springs-Roswell, GA	44,100	125,000
	Total		$222,600	470,000

(a)	As defined by the United States Office of Management and Budget.

(b)	This retail property has been classified as a consolidated VIE.
Dispositions
During the year ended December 31, 2018, we continued to execute on our strategy to opportunistically dispose of properties not located in our core markets or where we believe the properties' values have been maximized. The following retail properties were disposed of during the year ended December 31, 2018:

Date	Property	MSA	Gross Disposition Price	Square Feet
January 9, 2018	Sherman Town Center I & II	Dallas-Fort Worth, TX	$63,000	485,000
January 25, 2018	Grafton Commons	Milwaukee-Racine-Waukesha, WI	33,500	239,000
March 8, 2018	Lakeport Commons	Sioux City-Vermillion, IA-SD	31,000	283,000
March 21, 2018	Stonecrest Marketplace (a)	Atlanta-Sandy Springs-Roswell, GA	—	265,000
March 31, 2018	Northwest Marketplace (b)	Houston-The Woodlands-Sugar Land, TX	—	—
April 17, 2018	Market at Morse/Hamilton	Columbus, OH	10,000	45,000
May 24, 2018	Siegen Plaza	Baton Rouge, LA	29,000	156,000
June 20, 2018	Tomball Town Center	Houston-The Woodlands-Sugar Land, TX	22,750	67,000
June 26, 2018	Bellerive Plaza (c)	Lexington-Fayette, KY	—	76,000
June 28, 2018	Parkway Centre North	Columbus, OH	23,700	143,000
September 14, 2018	Tulsa Hills	Tulsa, OK	70,000	473,000
October 5, 2018	McKinney Town Center	Dallas-Fort Worth-Arlington, TX	51,000	243,000
October 5, 2018	Riverstone Shopping Center	San Antonio, TX	27,750	273,000
October 23, 2018	Hiram Pavilion	Atlanta-Sandy Springs-Roswell, GA	44,350	363,000
November 19, 2018	Poplin Place	Charlotte-Concord-Gastonia, NC-SC	28,300	228,000
November 20, 2018	Walden Park	Austin-Round Rock, TX	5,325	34,000
December 20, 2018	Streets of Cranberry	Pittsburgh, PA	26,500	108,000
			$466,175	3,481,000

(a)	On March 21, 2018, the Company surrendered Stonecrest Marketplace to the lender in satisfaction of non-recourse debt.

(b)	The Company completed a partial condemnation at this retail property.

(c)	On June 26, 2018, the Company surrendered Bellerive Plaza to the lender in satisfaction of non-recourse debt.
Credit agreements
Unsecured term loans
On December 21, 2018, the Company entered into an amended and restated unsecured term loan credit agreement with a syndicate of lenders led by Wells Fargo Bank, National Association, as administrative agent (the "Term Loan Agreement"). The Term Loan Agreement, which amends and restates the Company’s prior term loan agreement in its entirety, provides for $400.0 million in unsecured term loans. The Term Loan Agreement consists of two tranches of term loans: a $250.0 million 5-year tranche maturing on December 21, 2023 and a $150.0 million 5.5-year tranche maturing on June 21, 2024. Interest rates are based on the Company's total leverage ratio or, at the Company's one-time irrevocable option, upon the Company's achievement of an investment grade credit rating. Based upon the Company's total leverage ratio, as of December 31, 2018, all of the outstanding term loans bear interest at a rate of 1-Month LIBOR plus 1.20%. A fee is charged on the unused portion of the term loans at a rate ranging from 0.15% to 0.25% depending on the Company’s total leverage ratio. Based on the Company's total leverage ratio as of December 31, 2018, the unused fee was 0.15%.
As of the closing date of the Term Loan Agreement, the Company borrowed $226.0 million under the 5-year tranche and $126.0 million under the 5.5-year tranche, of which $26.0 million from each tranche was used to pay off a $52.0 million outstanding unsecured revolving line of credit balance that was borrowed on July 12, 2018. As of December 31, 2018, the Company had $24.0 million available for borrowing under the 5-year tranche and $24.0 million available for borrowing under the 5.5-year tranche.
Unsecured revolving line of credit
On December 21, 2018, the Company entered into a second amended and restated unsecured revolving credit agreement with a syndicate of lenders led by KeyBank National Association, as administrative agent (the "Revolving Credit Agreement"). The Revolving Credit Agreement, which amends and restates the Company’s prior revolving credit agreement in its entirety, provides for a $350.0 million unsecured revolving line of credit. The Revolving Credit Agreement has a 4-year term maturing on December 21, 2022 with two six month extension options. Interest rates are based on the Company's total leverage ratio or, at the Company's one-time irrevocable option, upon achievement of an investment grade credit rating. Based upon the Company's total leverage ratio, as of December 31, 2018, outstanding revolving loans bear interest at a rate of LIBOR plus 1.05%. A facility fee accrues on the aggregate commitments at a rate ranging from 0.15% to 0.30% depending on the Company’s total leverage ratio. Based on the Company's total leverage ratio as of December 31, 2018, the facility fee was 0.15%. As of December 31, 2018, the Company had $350.0 million available for borrowing under the Revolving Credit Agreement.
Joint venture activity
On February 28, 2018, IAGM disposed of Bryant Square for a gross disposition price of $38.0 million and recognized a loss on the sale of this retail property of $3.9 million. On October 5, 2018, IAGM disposed of Victory Lakes Shopping Center for a gross disposition price of $53.0 million and recognized a loss on the sale of this retail property of $0.2 million. The Company's share of these aggregate losses was $2.3 million and is included in equity in (losses) earnings and (impairment), net, of unconsolidated entities on the consolidated statements of operations and comprehensive income for the year ended December 31, 2018.
During the year ended December 31, 2018, IAGM recorded an aggregate provision for asset impairment of $3.7 million on three retail properties based on purchase contracts.
On June 30, 2018, IAGM entered into an extension to June 30, 2019 on a non-recourse mortgage loan with a balance of $15.1 million related to one retail property.
On November 2, 2018, IAGM entered into a senior secured term loan facility of $152.0 million to refinance its mortgages payable maturing in 2018. The senior secured term loan facility matures in November 2023 and contains two twelve-month extension options that IAGM may exercise upon payment of an extension fee equal to 0.10% of the commitment amount on the first day of the extension term and subject to certain other conditions. The senior secured term loan facility bears interest at a rate equal to LIBOR daily floating rate plus 1.55% and requires the maintenance of certain financial covenants. As a result of this refinance, no IAGM mortgages payable are recourse to the Company.
During the year ended December 31, 2018, the Company evaluated its investment in Downtown Railyard Venture, LLC ("DRV") for potential other-than-temporary impairment due to a reduction in expected holding period. The Company obtained a third party independent appraisal to assist in establishing a range of estimated fair values of the underlying assets as of December 31, 2018. The Company's estimated fair value relating to its investment in DRV reflects the expected future cash distributions stemming from the value of the underlying assets at a point within that established range that management believes is most probable of realization, which, if liquidated, would result in an amount due to the Company based on the joint venture partners' respective waterfall distribution, pursuant to the terms of the Second Amended and Restated Limited Liability Company Agreement of Downtown Railyard Venture, LLC, dated as of September 30, 2015. The Company selected the point within the range of estimated fair values established by the third-party independent appraisal that most appropriately reflects the underlying facts and circumstances of the investment, and as a result the Company recorded an other-than-temporary impairment of $29,933 related to DRV on the consolidated statement of operations and comprehensive income for the year ended December 31, 2018.
Distribution rate
On March 2, 2018, our Board approved an increase to our annual distribution rate effective for the quarterly distribution paid in April 2018, from $0.0695 per share to $0.0716 per share, on an annualized basis.
On November 7, 2018, our Board approved an increase to our annual distribution rate effective for the quarterly distribution payable in April 2019, from $0.0716 per share to $0.0737, on an annualized basis.
Tender offer
On August 15, 2018, the Company announced and commenced a modified "Dutch Auction" tender offer (the "2018 Offer") to purchase for cash up to $75.0 million in value of shares of the Company's common stock, par value $0.001 per share (the "Shares"), subject to the Company's ability to increase the number of Shares accepted for payment in the 2018 Offer by up to 2% of the Company's outstanding Shares, without amending or extending the 2018 Offer in accordance with the rules promulgated by the SEC. The Company exercised that option and increased the 2018 Offer by 10,706,774 shares, or $22.5 million, to avoid any proration for the stockholders tendering shares. The 2018 Offer expired on September 13, 2018.
As a result of the 2018 Offer, the Company accepted for purchase 46,559,289 shares of its common stock (which represented approximately 6.0% of the shares of common stock outstanding at the time) at a purchase price of $2.10 per share, for a cost of approximately $97.8 million, excluding fees and expenses as of December 31, 2018. Aggregate costs of $98.5 million were recorded as reductions to common stock and additional paid-in capital on the consolidated statement of equity for the year ended December 31, 2018.
Recent Activities
In preparing our consolidated financial statements, we have evaluated events and transactions occurring after December 31, 2018 through the date the financial statements were issued for recognition and disclosure purposes. On January 31, 2019, the Company acquired Commons at University Place, a 92,100 square foot neighborhood center located in the Raleigh-Cary, NC MSA, for a gross acquisition price of $23.3 million.
Current Strategy and Outlook
For InvenTrust, the right properties include open-air grocery-anchored and certain necessity-based power centers, and the right markets mean those with above average growth in population, employment and wages. We believe these conditions create markets that are poised to experience increasing tenant demand for grocery-anchored and necessity-based retail centers, which will then position us to capitalize on potential future rent increases while enjoying sustained occupancy at our centers. Using these criteria, we have identified 10 to15 core markets within the metropolitan areas of Atlanta, Austin, Charlotte, Dallas-Fort Worth-Arlington, Denver, Houston, the greater Los Angeles and San Diego areas, suburban Washington, D.C., Miami, Orlando, Raleigh-Durham, San Antonio and Tampa.
We have a coordinated program designed to increase rental income by maximizing re-development opportunities (which may have a mixed-use component) and identifying locations in our current multi-tenant retail platform where we can develop pad sites. We are continuing to work with our tenants to expand rentable square footage at select retail properties where demand warrants. In addition, due to our properties as both retail centers and community focal points, we are able to identify short-term and specialty leasing opportunities that generate revenue from areas of the properties which are typically vacant.
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
We believe that the continuing refinement of our multi-tenant retail platform will position us for future success and put us in a position to evaluate and ultimately execute on potential strategic transactions aimed at achieving liquidity for our stockholders in the long term. While we believe in our ability to execute on our plan, the speed of its completion is uncertain and may be shortened or extended by external and macroeconomic factors including, among others, interest rate movements, local, regional, national and global economic performance, competitive factors, the impact of e-commerce on the retail industry, future retailer store closings, retailer bankruptcies, and government policy changes.

Results of Operations
Comparison of Results for the years ended December 31, 2018 and 2017
The following section describes and compares our consolidated results of operations for the years ended December 31, 2018 and 2017. We generate substantially all of our net income from property operations. All dollar amounts shown in tables are stated in thousands unless otherwise noted.
Operating Income and Expenses:

	Year ended December 31,
	2018	2017	Increase (Decrease)	Variance
Income
Rental income	$176,640	$188,235	$(11,595)	(6.2)%
Tenant recovery income	57,993	57,192	801	1.4%
Other property income	3,651	2,160	1,491	69.0%
Other fee income	4,390	4,222	168	4.0%
Total income	242,674	251,809	(9,135)	(3.6)%

Expenses
General and administrative expenses	35,267	42,661	(7,394)	(17.3)%
Property operating expenses	34,822	35,656	(834)	(2.3)%
Real estate taxes	35,205	35,566	(361)	(1.0)%
Depreciation and amortization	100,593	95,345	5,248	5.5%
Provision for asset impairment	3,510	27,754	(24,244)	(87.4)%
Total expenses	209,397	236,982	(27,585)	(11.6)%
Operating income	33,277	14,827	18,450	124.4%
Interest and dividend income	2,044	4,249	(2,205)	(51.9)%
Gain on sale and transfer of investment properties, net	95,097	24,066	71,031	295.2%
Gain on extinguishment of debt, net	9,103	840	8,263	(983.7)%
Other income (expense)	450	(308)	758	(246.1)%
Interest expense, net	(24,943)	(30,155)	(5,212)	(17.3)%
Equity in losses and impairment of unconsolidated entities	(31,393)	(804)	(30,589)	3,804.6%
Realized and unrealized investment gains (losses) and (impairment), net	244	46,563	(46,319)	(99.5)%
Income from continuing operations before income taxes	83,879	59,278	24,601	41.5%
Income tax expense	(30)	(1,324)	(1,294)	(97.7)%
Net income from continuing operations	83,849	57,954	25,895	44.7%
Net income from discontinued operations	—	3,839	(3,839)	(100.0)%
Net income	$83,849	$61,793	$22,056	35.7%
Rental, Tenant recovery and Other property income
Rental income consists of basic monthly rent, straight-line rent adjustments, amortization of acquired above and below market leases and percentage of sales rental income recorded pursuant to tenant leases. Tenant recovery income consists of contractual reimbursements for real estate taxes, common area maintenance costs, management fees, and insurance costs. Other property income consists of lease termination fees and other miscellaneous property income.
Rental, tenant recovery, and other property income decreased $9.3 million when comparing the year ended December 31, 2018 to the same period in 2017, primarily as a result of a decrease of $41.5 million related to the disposition of 24 retail properties since January 1, 2017. This decrease was offset by increases of $23.7 million from eight retail properties acquired in 2017, $6.5 million from the acquisitions of three retail properties and two retail parcels adjacent to two existing retail properties in 2018, and $2.0 million from 47 retail properties classified as same-property.

Property operating and Depreciation and amortization expense
Property operating expenses consist of recurring repair and maintenance, utilities, and insurance (most of which are recoverable from the tenant).
Aggregate property operating and depreciation and amortization expenses increased $4.4 million when comparing the year ended December 31, 2018 to the same period in 2017 as a result of $15.2 million related to eight retail properties acquired in 2017, $5.4 million from 47 retail properties classified as same-property, and $5.1 million from the acquisition of three retail properties and two retail parcels adjacent to two existing retail properties in 2018. These increases were offset by $21.3 million in total property operating and depreciation and amortization expenses related to the disposition of 24 retail properties since January 1, 2017.
General and administrative expenses
General and administrative expenses decreased $7.4 million when comparing the year ended December 31, 2018 to the same period in 2017 primarily as a result of the Company's smaller and more focused operating platform, a continued focus on managing general and administrative expenses, and a decrease in compensation expenses resulting from reductions in our workforce.
Real estate taxes
Real estate taxes decreased $0.4 million when comparing the year ended December 31, 2018 to the same period in 2017 primarily as a result of a decrease in real estate tax expense of $7.3 million related to the disposition of 24 retail properties since January 1, 2017. This decrease was offset by increases in real estate tax expense of $4.6 million from eight retail properties acquired in 2017, $1.7 million from 47 retail properties classified as same-property, and $0.6 million from the acquisition of three retail properties and two retail parcels adjacent to two existing retail properties in 2018.
Provision for asset impairment
During the year ended December 31, 2018, the Company identified three retail properties that had reductions in their expected holding periods. As a result, the Company recorded an additional provision for asset impairment of $0.8 million on the disposal of one retail property and recorded a provision for asset impairment of $2.7 million on two retail properties as a result of the fair value (the agreed upon price with the buyers) in the sales contracts being lower than the properties' carrying values during the year ended December 31, 2018.
During the year ended December 31, 2017, the Company identified six retail properties that had reductions in their expected holding periods. As a result, the Company recorded a provision for asset impairment of $5.4 million on one retail property based on a 10-year discounted cash flow model and $22.4 million on five retail properties as a result of the fair value (the agreed upon price with the buyers) in the sales contracts being lower than the properties' carrying values.
Interest and dividend income
Interest and dividend income decreased $2.2 million when comparing the year ended December 31, 2018 to the same period in 2017 primarily as a result of divesting of substantially all the Company's marketable securities portfolio. The Company's investment in marketable securities of $183.9 million as of January 1, 2017 was substantially liquidated prior to December 31, 2018.
Gain on sale and transfer of investment properties, net
During the year ended December 31, 2018, the Company recognized a gain of $93.1 million related to the sale of 16 retail properties, a gain on transfer of assets, net, of $1.8 million related to the surrender of Stonecrest Marketplace and Bellerive Plaza to the lender (in satisfaction of non-recourse debt), and a gain of $0.2 million related to the completion of a partial condemnation at one retail property.
During the year ended December 31, 2017, the Company recognized a gain of $20.6 million related to the sale of seven retail properties, a gain of $3.1 million on the sale of two single-user outparcels, a gain on sale of $0.5 million related to the completion of a partial condemnation at one retail property, and a loss on transfer of assets, net, of $0.1 million related to the surrender of Intech Retail to the lender (in satisfaction of non-recourse debt).
Gain on extinguishment of debt, net
During the year ended December 31, 2018, the Company recognized gains on extinguishment of debt of $10.8 million related to the surrender of Stonecrest Marketplace and $1.7 million related to the surrender of Bellerive Plaza (both to their lenders in satisfaction of non-recourse debt). In addition, the Company recognized a loss on extinguishment of debt of $3.3 million related to the loan pay-offs on four retail properties at disposition (primarily as a result of $3.1 million in prepayment penalties).
During the year ended December 31, 2017, the Company recognized a gain on extinguishment of debt of $0.9 million related to the surrender of Intech Retail (in satisfaction of non-recourse debt) and a loss on extinguishment of debt of $0.04 million related to the loan pay-offs on two retail properties at disposition.
Interest expense, net
Interest expense decreased $5.2 million when comparing the year ended December 31, 2018 to the same period in 2017 primarily as a result of decreases in interest expense of $3.5 million related to three retail properties surrendered to the lender (in satisfaction of non-recourse debt) since January 1, 2017, a decrease of $2.8 million related to the pay-offs and deed-in-lieu of mortgage debt from the disposal of six retail properties since January 1, 2017, and a decrease of $1.0 million related to the pay-off of one mortgage in 2018. These decreases were offset by a $2.1 million increase in interest expense when comparing the year ended December 31, 2018 to the same period in 2017 as a result of increasing LIBOR rates since January 1, 2017 related to the Company's variable rate unsecured term loans.
Equity in losses and impairment of unconsolidated entities
During the year ended December 31, 2018, the Company evaluated its investment in DRV for potential other-than-temporary impairment due to a reduction in expected holding period. The Company obtained a third party independent appraisal to assist in establishing a range of estimated fair values of the underlying assets as of December 31, 2018. The Company's estimated fair value relating to its investment in DRV reflects the expected future cash distributions stemming from the value of the underlying assets at a point within that established range that management believes is most probable of realization, which, if liquidated, would result in an amount due to the Company based on the joint venture partners' respective waterfall distributions. The Company selected the point within the range of estimated fair values established by the third-party independent appraisal that most appropriately reflects the underlying facts and circumstances of the investment, and as a result the Company recorded an other-than-temporary impairment of $29,933 related to DRV on the consolidated statement of operations and comprehensive income for the year ended December 31, 2018.
Realized and unrealized investment gains (losses) and (impairment), net
Realized and unrealized investment gains (losses) and (impairment), net, decreased $46.3 million when comparing the year ended December 31, 2018 to the same period in 2017 primarily as a result of divesting of substantially all the Company's marketable securities portfolio during 2017.
Net income from discontinued operations
Net income from discontinued operations of $3.8 million for the year ended December 31, 2017 is primarily related to the gain of $10.1 million from the sale of the Company's remaining non-core office property, Worldgate Plaza, and was offset by interest expense, income taxes, and other miscellaneous income related to Worldgate Plaza of $6.7 million.
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

Comparison of same-property results for the years ended December 31, 2018 and 2017
A total of 47 wholly owned retail properties met our same-property criteria for the years ended December 31, 2018 and 2017. Modified NOI from other investment properties in the table below for the years ended December 31, 2018 and 2017 includes retail properties that did not meet our same-property criteria, including retail properties sold and/or acquired in 2018 and 2017. The following table represents the reconciliation of net income, the most directly comparable GAAP measure, to same-property modified NOI for the years ended December 31, 2018 and 2017.

	Year ended December 31,
	2018	2017	Increase (Decrease)	Variance
Net income	$83,849	$61,793	$22,056	35.7%
Adjustments to reconcile to same-property modified NOI
Net income from discontinued operations	—	(3,839)	(3,839)	(100.0)%
Income tax expense	30	1,324	(1,294)	(97.7)%
Realized and unrealized investment (gains) losses and impairment, net	(244)	(46,563)	(46,319)	(99.5)%
Equity in losses and impairment of unconsolidated entities	31,393	804	(30,589)	3,804.6%
Interest expense	24,943	30,155	(5,212)	(17.3)%
Other (income) expense	(450)	308	758	(246.1)%
Gain on extinguishment of debt, net	(9,103)	(840)	8,263	(983.7)%
Gain on sale and transfer of investment properties, net	(95,097)	(24,066)	71,031	295.2%
Interest and dividend income	(2,044)	(4,249)	(2,205)	(51.9)%
Provision for asset impairment	3,510	27,754	(24,244)	(87.4)%
Depreciation and amortization	100,593	95,345	5,248	5.5%
General and administrative expenses	35,267	42,661	(7,394)	(17.3)%
Other fee income	(4,390)	(4,222)	168	4.0%
Adjustments to modified NOI (a)	(10,655)	(7,566)	3,089	40.8%
Total modified NOI	157,602	168,799	(11,197)	(6.6)%
Modified NOI from other investment properties	57,950	68,915	(10,965)	(15.9)%
Same-property modified NOI	$99,652	$99,884	$(232)	(0.2)%

(a)	Adjustments to modified NOI include termination fee income and GAAP rent adjustments (such as straight-line rent and above/below market lease amortization).
Comparison of the components of same-property modified NOI for the years ended December 31, 2018 and 2017

	Year ended December 31,
	2018	2017	Increase (Decrease)	Variance
Rental income	$106,323	$105,858	$465	0.4%
Tenant recovery income	35,487	34,614	873	2.5%
Other property income	2,115	1,636	479	29.3%
	143,925	142,108	1,817	1.3%
Property operating expenses	22,023	21,678	345	1.6%
Real estate taxes	22,250	20,546	1,704	8.3%
	44,273	42,224	2,049	4.9%
Same-property modified NOI	$99,652	$99,884	$(232)	(0.2)%
Same property modified NOI remained unchanged when comparing the year ended December 31, 2018 to the same period in 2017. Increases in rental income of $0.5 million and tenant recovery income attributed to real estate taxes of $1.5 million were offset by increases of $0.6 million in non-recoverable property operating expenses and increases in real estate tax expenses of $1.7 million.

Results of Operations
Comparison of Results for the years ended December 31, 2017 and 2016
The following section describes and compares our consolidated results of operations for the years ended December 31, 2017 and 2016. We generate substantially all of our net income from property operations. All dollar amounts shown in tables are stated in thousands unless otherwise noted.
Operating Income and Expenses:

	Year ended December 31,
	2017	2016	Increase (Decrease)	Variance
Income
Rental income	$188,235	$181,481	$6,754	3.7%
Tenant recovery income	57,192	53,218	3,974	7.5%
Other property income	2,160	3,646	(1,486)	(40.8)%
Other fee income	4,222	4,348	(126)	(2.9)%
Total income	251,809	242,693	9,116	3.8%

Expenses
General and administrative expenses	42,661	49,107	(6,446)	(13.1)%
Property operating expenses	35,656	35,364	292	0.8%
Real estate taxes	35,566	35,703	(137)	(0.4)%
Depreciation and amortization	95,345	83,685	11,660	13.9%
Provision for asset impairment	27,754	11,208	16,546	147.6%
Total expenses	236,982	215,067	21,915	10.2%
Operating income	14,827	27,626	(12,799)	(46.3)%
Interest and dividend income	4,249	11,849	(7,600)	(64.1)%
Gain on sale and transfer of investment properties, net	24,066	117,848	(93,782)	(79.6)%
Gain (loss) on extinguishment of debt, net	840	(10,498)	11,338	108.0%
Other (expense) income	(308)	2,330	(2,638)	(113.2)%
Interest expense, net	(30,155)	(44,135)	(13,980)	(31.7)%
Equity in (losses) earnings of unconsolidated entities	(804)	9,299	(10,103)	(108.6)%
Realized and unrealized investment gains (losses) and (impairment), net	46,563	5,081	41,482	816.4%
Income from continuing operations before income taxes	59,278	119,400	(60,122)	(50.4)%
Income tax expense	(1,324)	(201)	1,123	558.7%
Net income from continuing operations	57,954	119,199	(61,245)	51.4%
Net income from discontinued operations	3,839	133,523	(129,684)	(97.1)%
Net income	$61,793	$252,722	$(190,929)	(75.5)%
Rental, Tenant recovery and Other property income
Rental, tenant recovery, and other property income increased $9.2 million when comparing the year ended December 31, 2017 to the same period in 2016 primarily as a result of an increase in rental, tenant recovery, and other property income of $40.5 million related to properties acquired prior to December 31, 2017 and was offset by a decrease in rental, tenant recovery, and other property income of $31.3 million related to properties sold prior to December 31, 2018. The decrease of $1.5 million in other property income when comparing the year ended December 31, 2017 to the same period in 2016 is a primarily a result of termination fee income received from two former tenants totaling $1.4 million during the year ended December 31, 2016. No such termination fee income was received during the year ended December 31, 2017.

Property operating and Depreciation and amortization expense
Property operating expenses and depreciation and amortization increased $12.0 million when comparing the year ended December 31, 2017 to the same period in 2016 primarily as a result of an increase in property operating and depreciation and amortization expense of $27.9 million related to properties acquired prior to December 31, 2017 and was offset by a decrease in property operating and depreciation and amortization expense of $15.9 million related to properties sold prior to December 31, 2018.
General and administrative expense
General and administrative expenses decreased $6.4 million when comparing the year ended December 31, 2017 to the same period in 2016 primarily as a result of the Company's smaller and more focused operating platform, a continued focus on managing general and administrative expenses, and a decrease in compensation expenses resulting from reductions in our workforce.
Real estate taxes
Real estate taxes remained flat when comparing the year ended December 31, 2017 to the same period in 2016. Real estate taxes increased $5.0 million related to properties acquired prior to December 31, 2017 and decreased $5.2 million related to properties sold prior to December 31, 2018.
Provision for asset impairment
During the year ended December 31, 2017, the Company identified six retail properties that had reductions in their expected holding periods. As a result, the Company recorded a provision for asset impairment of $5.4 million on one retail property based on a 10-year discounted cash flow model and $22.4 million on five retail properties as a result of the fair value (the agreed upon price with the buyers) in the sales contracts being lower than the properties' carrying values.
During the year ended December 31, 2016, the Company identified three retail properties that had reductions in their expected holding periods. As a result, the Company recorded a provision for asset impairment of $2.8 million on one retail property based on a 10-year discounted cash flow model and $8.4 million on two retail properties as a result of the fair value (the agreed upon price with the buyers) in the sales contracts being lower than the properties' carrying values.
Interest and dividend income
Interest and dividend income decreased $7.6 million when comparing the year ended December 31, 2017 to the same period in 2016 primarily as a result of divesting of substantially all the Company's marketable securities portfolio. The Company's investment in marketable securities decreased $179.1 million, from $183.9 million as of December 31, 2016, to $4.8 million as of December 31, 2017.
Gain on sale and transfer of investment properties, net
During the year ended December 31, 2017, the Company recognized a gain of $20.6 million related to the sale of seven retail properties, a gain of $3.1 million on the sale of two single-user outparcels, a gain of $0.5 million on the completion of a partial condemnation at one retail property, and a loss on transfer of assets, net, of $0.1 million related to the surrender of Intech Retail to the lender (in satisfaction of non-recourse debt).
During the year ended December 31, 2016, the Company recognized a gain of $117.8 million related to the sale of 28 retail properties.
Gain (loss) on extinguishment of debt, net
During the year ended December 31, 2017, the Company recognized a gain on extinguishment of debt of $0.9 million related to the surrender of Intech Retail to the lender (in satisfaction of non-recourse debt) and a loss on extinguishment of debt of $0.04 million related to the loan pay-offs on two retail properties at disposition.
During the year ended December 31, 2016, the Company recognized a loss on extinguishment of debt, net, of $10.5 million primarily as a result of the pay-off of debt during the year on 20 retail properties and the pay-off of debt at disposal of 19 retail properties.

Other (expense) income
Other (expense) income decreased $2.6 million when comparing the year ended December 31, 2017 to the same period in 2016. Other expense for the year ended December 31, 2017 included the $0.6 million portion of the final settlement paid related to a legal claim. See "Item 8. Note 14. Commitments and Contingencies" to the consolidated financial statements. Other income of $2.3 million for the year ended December 31, 2016 includes $0.9 million received related to leases terminated as part of a former tenant's bankruptcy. No such income was received during the year ended December 31, 2017.
Interest expense
Interest expense decreased $14.0 million when comparing the year ended December 31, 2017 to the same period in 2016. The decrease is primarily a result of the pay-off of mortgage debt during the year on 20 retail properties and the pay-off of mortgage debt at disposal of 19 retail properties during the year ended December 31, 2016, which resulted in a decrease to interest expense of $19.2 million. These decreases in mortgage debt were offset by an increase of $150.0 million on the unsecured term loan in the fourth quarter of 2016, which resulted in an increase to interest expense of $3.4 million, and the assumption of mortgage debt of $41.7 million on one retail property acquired in 2017, which resulted in an increase to interest expense of $1.8 million.
Equity in (losses) earnings of unconsolidated entities
Equity in (losses) earnings of unconsolidated entities decreased $10.1 million when comparing the year ended December 31, 2017 to the same period in 2016 primarily as the result of distributions received in 2016 in excess of the investments' carrying value by $5.2 million and a decrease in equity in earnings recognized from one joint venture of $2.4 million. In addition, during the year ended December 31, 2017, a provision for asset impairment of $4.7 million was recognized on a retail property in the IAGM joint venture, resulting in a decrease to the Company's share of equity in earnings of $2.6 million for the year ended December 31, 2017.
Realized and unrealized investment gains (losses) and (impairment), net
Realized and unrealized investment gains (losses) and (impairment), net, increased $41.5 million when comparing the year ended December 31, 2017 to the same period in 2016 primarily as a result of divesting of substantially all the Company's marketable securities portfolio during 2017, which decreased the Company's marketable securities by $179.1 million. In addition, during the year ended December 31, 2016, we recorded an other-than-temporary impairment on one available-for-sale security of $1.3 million.
Net income from discontinued operations
Net income from discontinued operations of $3.8 million for the year ended December 31, 2017 is primarily related to the gain of $10.1 million from the sale of Worldgate Plaza and was offset by interest expense, income taxes, and other miscellaneous income related to Worldgate Plaza of $6.7 million. Net income from discontinued operations of $133.5 million for the year ended December 31, 2016 is primarily related to the gain of $236.3 million from the sale of University House and was offset by provision for asset impairment of $106.5 million, of which $76.6 million was related to Highlands and $29.9 million related to Worldgate Plaza.
Net operating income
Comparison of same-property results for the years ended December 31, 2017 and 2016
A total of 39 wholly owned retail properties met our same-property criteria for the years ended December 31, 2017 and 2016. Modified NOI from other investment properties in the table below for the years ended December 31, 2017 and 2016 includes retail properties that did not meet our same-property criteria, including retail properties sold and/or acquired in 2018, 2017, and 2016. The following table represents the reconciliation of net income, the most directly comparable GAAP measure, to same-property modified NOI for the years ended December 31, 2017 and 2016.

	Year ended December 31,
	2017	2016	Increase (Decrease)	Variance
Net income	$61,793	$252,722	$(190,929)	(75.5)%
Adjustments to reconcile to same-property modified NOI
Net income from discontinued operations	(3,839)	(133,523)	(129,684)	97.1%
Income tax expense	1,324	201	1,123	558.7%
Realized and unrealized investment (gains) losses and impairment, net	(46,563)	(5,081)	41,482	816.4%
Equity in losses (earnings) of unconsolidated entities	804	(9,299)	(10,103)	(108.6)%
Interest expense	30,155	44,135	(13,980)	(31.7)%
Other expense (income)	308	(2,330)	(2,638)	(113.2)%
(Gain) loss on extinguishment of debt, net	(840)	10,498	(11,338)	(108.0)%
Gain on sale and transfer of investment properties, net	(24,066)	(117,848)	(93,782)	(79.6)%
Interest and dividend income	(4,249)	(11,849)	(7,600)	(64.1)%
Provision for asset impairment	27,754	11,208	16,546	147.6%
Depreciation and amortization	95,345	83,685	11,660	13.9%
General and administrative expenses	42,661	49,107	(6,446)	(13.1)%
Other fee income	(4,222)	(4,348)	(126)	(2.9)%
Adjustments to modified NOI (a)	(7,566)	(7,322)	244	3.3%
Total modified NOI	168,799	159,956	8,843	5.5%
Modified NOI from other investment properties	92,293	85,198	7,095	8.3%
Same-property modified NOI	$76,506	$74,758	$1,748	2.3%

(a)	Adjustments to modified NOI include termination fee income and GAAP rent adjustments (such as straight-line rent and above/below market lease amortization).
Comparison of the components of same-property modified NOI for the years ended December 31, 2017 and 2016

	Year ended December 31,
	2017	2016	Increase (Decrease)	Variance
Rental income	$81,336	$80,854	$482	0.6%
Tenant recovery income	25,406	26,477	(1,071)	(4.0)%
Other property income	1,364	1,259	105	8.3%
	108,106	108,590	(484)	(0.4)%
Property operating expenses	16,983	17,252	(269)	(1.6)%
Real estate taxes	14,617	16,580	(1,963)	(11.8)%
	31,600	33,832	(2,232)	(6.6)%
Same-property modified NOI	$76,506	$74,758	$1,748	2.3%
Same-property modified net operating income increased when comparing the year ended December 31, 2017 to the same period in 2016 primarily as a result of a decrease in real estate tax expense of $2.0 million, as a result of a prior year adjustment of real estate tax expense of $1.1 million (which was offset by $1.0 million of tenant recovery income), and lower property level compensation expenses of $0.8 million as a result of being a smaller, more focused company with a smaller operating platform.

Critical Accounting Policies and Estimates
General
The accompanying consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, judgments and assumptions are required in a number of areas, including, but not limited to, evaluating the impairment of long-lived assets, allocating the purchase price of acquired assets, determining the fair value of debt and evaluating the collectability of accounts receivable. We base these estimates, judgments and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.
Consolidation
We evaluate our investments in limited liability companies ("LLCs") and limited partnerships ("LPs") to determine whether each such entity may be a variable interest entity ("VIE"). If the entity is a VIE, the determination of whether we are the primary beneficiary must be made. The primary beneficiary determination is based on a qualitative assessment as to whether we have (i) power to direct significant activities of the VIE and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. We will consolidate a VIE if we are deemed to be the primary beneficiary, as defined in ASC 810, Consolidation. The equity method of accounting is applied to entities in which we are not the primary beneficiary as defined in ASC 810, or the entity is not a VIE and we do not have control, but can exercise influence over the entity with respect to its operations and major decisions. Investments in entities that we do not control and over which we do not exercise significant influence are carried at the lower of cost or estimated fair value, as appropriate. Our ability to correctly assess control over an entity affects the presentation of these investments in our consolidated financial statements.
Real Estate
The Company evaluates the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive income. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and amortized over the useful life of the acquired assets.

We allocate the purchase price of real estate to land, building, other building improvements, tenant improvements, and intangible assets and liabilities (such as the value of above- and below-market leases, in-place leases and origination costs associated with in-place leases). The values of above- and below-market leases are recorded as intangible assets, net, and intangible liabilities, net, respectively, in the consolidated balance sheets, and are amortized as either a decrease (in the case of above-market leases) or an increase (in the case of below-market leases) to rental income over the remaining term of the associated tenant lease. The values associated with in-place leases are recorded in intangible assets, net in the consolidated balance sheets and are amortized to depreciation and amortization expense in the consolidated statements of operations and comprehensive income over the remaining lease term.
The difference between the contractual rental rates and our estimate of market rental rates is measured over a period equal to the remaining non-cancelable term of the leases, including below-market renewal options, if reasonably assured. For the amortization period, the remaining term of leases with renewal options at terms below market reflect the assumed exercise of such below-market renewal options, if reasonably assured.
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

As of January 1, 2018, we derecognize real estate and recognize the related gains or losses on sale of investment properties when (i) the parties to the sale contract have approved the contract and are committed to perform their respective obligations; (ii) we can identify each party’s rights regarding the property transferred; (iii) we can identify the payment terms for the property transferred; (iv) the contract has commercial substance (that is, the risk, timing or amount of the entity’s future cash flows is expected to change as a result of the contract); and (v) we have satisfied our performance obligations by transferring control of the property. The timing of payment and satisfaction of performance obligations typically occur simultaneously on the disposition date upon transfer of the property’s ownership, at which point we recognize a gain or loss equal to the difference between the amount of consideration transferred and the carrying amount of the investment property.
Historically, we have recognized gains and losses from the sale of investment property at the time of sale using the full accrual method based on the following criteria in Topic 360-20, Property, Plant and Equipment - Real Estate Sales: sales were consummated; usual risks and rewards of ownership were transferred to buyers; we had no substantial continuing involvement with the property; and any sales related receivables were not subject to future subordination. If these criteria were not all met, we deferred the gains and recognized them when the criteria were met. If the full accrual method was not followed, we used either the installment, deposit or cost recovery methods, as appropriate in the circumstances.
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
If all of the above criteria are met, we classify the investment property as held for sale. When these criteria are met, we suspend depreciation on the investment properties held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place and above/below-market lease intangibles. The properties held for sale and associated liabilities are classified separately on the consolidated balance sheets. Such properties are recorded at the lesser of the carrying value or estimated fair value less costs to sell. Additionally, if the sale represents a strategic shift that has (or will have) a major effect on the entity's results and operations, the operations are classified on the consolidated statements of operations and comprehensive income as discontinued operations for all periods presented.
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
The use of projected future cash flows and related holding period is based on assumptions that are consistent with the estimates of future expectations and the strategic plan we use to manage our underlying business. However, assumptions and estimates about future cash flows and capitalization rates are complex and subjective. Changes in economic and operating conditions and our ultimate investment intent that occur subsequent to the impairment analyses could impact these assumptions and result in additional impairment of the properties.
Periodically, management assesses whether there are any indicators that the carrying value of our investments in unconsolidated entities may be other than temporarily impaired. To the extent impairment has occurred, the loss is measured as the excess of the carrying value of the investment over the estimated fair value of the investment. The estimated fair value of the investment is generally derived from the cash flows generated from the underlying real property investments of the investee.

Real Estate Capitalization and Depreciation
Real estate is reflected at cost less accumulated depreciation within investment property on the consolidated balance sheets. Ordinary repairs and maintenance are expensed as incurred.
Depreciation expense is computed using the straight line method. Buildings within investment property on the consolidated balance sheets is depreciated based upon an estimated useful life of 30 years, and 5-15 years for furniture, fixtures and equipment and site improvements within other improvements in building and other improvements on the consolidated balance sheets.
Tenant improvements are amortized on a straight line basis over the lesser of the life of the tenant improvement or the lease term as a component of depreciation and amortization expense on the consolidated statements of operations.
Direct and indirect costs that are clearly related to the construction and improvements of investment properties are capitalized. Costs incurred for property taxes and insurance are capitalized during periods in which activities necessary to get the property ready for its intended use are in progress. Interest costs are also capitalized during such periods. Additionally, we treat investments accounted for by the equity method as assets qualifying for interest capitalization, if significant, provided (i) the investee has activities in progress necessary to commence its planned principal operations and (ii) the investee’s activities include qualifying expenditures.
Revenue Recognition
We commence revenue recognition on leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of, or controls the physical use of, the leased asset. Generally, this occurs on the lease commencement date. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. If we are the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If we conclude we are not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduce revenue recognized over the term of the lease. In these circumstances, we begin revenue recognition when the lessee takes possession of the unimproved space to construct their own improvements. We consider a number of different factors to evaluate whether we or the lessee is the owner of the tenant improvements for accounting purposes. These factors include:

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
Rental income is recognized on a straight-line basis over the term of each lease. The cumulative difference between rental income earned and recognized on a straight-line basis in the consolidated statements of operations and comprehensive income and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying consolidated balance sheets.
Based on the terms of certain leases, we may pay all operating expenses and are subsequently reimbursed by the tenant for their pro rata share of recoverable expenses paid, including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs. We record tenant recovery income to the extent the operating expenses are recoverable under the terms of the lease.
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

Income Taxes
We qualify and have elected to be taxed as a REIT under the Code for federal income tax purposes commencing with the tax year ended December 31, 2005. Since we qualify for taxation as a REIT, we generally will not be subject to federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders. If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to federal and state income tax on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth and federal income and excise taxes on our undistributed income. We have elected to treat certain of our consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as TRSs pursuant to the Code. Among other activities, TRSs may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates.
Liquidity and Capital Resources
Capital expenditures and re-development activity
The following table summarizes capital resources used through development, re-development and leasing activities at the Company’s retail properties owned during the year ended December 31, 2018. These costs are classified as cash used in capital expenditures and tenant improvements on the consolidated statements of cash flows for the year ended December 31, 2018.

	Development		Re-development		Leasing		Total
Direct costs	$3,613	(a)	$18,985	(a)	$6,810	(c)	$29,408
Indirect costs	183	(b)	1,438	(b)	—		1,621
Total	$3,796		$20,423		$6,810		$31,029

(a)	Direct development and re-development costs relate to construction of buildings at our retail properties.

(b)	Indirect development and re-development costs relate to the capitalized payroll attributed to improvements at our retail properties.

(c)	Direct leasing costs relate to improvements to a tenant space that are either paid directly or reimbursed to the tenants.
Short-Term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds are to pay our operating, corporate, and transaction readiness expenses, as well as property capital expenditures, make distributions to our stockholders, and pay interest and principal on our indebtedness. We expect to meet our short-term liquidity requirements from cash flows from operations, distributions from our joint venture investments, sales of our retail properties and available capacity on our unsecured term loans and revolving credit agreements.
On August 15, 2018, we announced and commenced the 2018 Offer. As a result of the 2018 Offer, we accepted for purchase 46,559,289 shares of our common stock at a purchase price of $2.10 per share, for a cost of approximately $97.8 million, excluding fees and expenses.
Long-Term Liquidity and Capital Resources
Our objectives are to maximize revenue generated by our multi-tenant retail platform, to further enhance the value of our retail properties to produce attractive current yield and long-term risk-adjusted returns for our stockholders, and to generate sustainable and predictable cash flow from our operations to distribute to our stockholders. We are seeking to increase our operating cash flows over time through the execution of our strategy.
Our Board approved an increase to our annual distribution rate effective for the quarterly distribution paid in April 2018. As we execute on our retail strategy, our Board has been and will continue to evaluate our distribution rate and, if the Board deems appropriate, adjust the rate to take into account our progress in refining and balancing our multi-tenant retail platform. See "Part I, Item 1A.Risk Factors - There is no assurance that we will be able to continue paying cash distributions or that distributions will increase over time."

Our primary sources and uses of capital are as follows:
Sources

•	Operating cash flows from our real estate investments, which consists of our retail properties;

•	Distributions from our joint venture investments;

•	Proceeds from sales of properties;

•	Proceeds from mortgage loan borrowings on properties;

•	Proceeds from corporate borrowings; and

•	Cash and cash equivalents.
Uses

•	To pay our operating expenses;

•	To make distributions to our stockholders;

•	To service or pay down our debt;

•	To fund capital expenditures and leasing related costs;

•	To invest in properties and portfolios of properties;

•	To fund development or re-development investments; and

•	To repurchase our common stock.
We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity through cash purchases or exchanges for other securities. Such purchases or exchanges, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
Acquisitions and Dispositions of Real Estate Investments
In 2018, we acquired three retail properties, including one retail property classified as a consolidated VIE, and the acquisition of two retail parcels adjacent to two existing retail properties. During the year ended December 31, 2017, we acquired eight retail properties, including two retail properties classified as consolidated VIEs. These acquisitions were funded with available cash, disposition proceeds, and mortgage indebtedness. During the years ended December 31, 2018 and 2017, we invested net cash of approximately $220.8 million and $589.4 million, respectively, for these acquisitions.
In 2018, we disposed of 16 retail properties, including the surrender of two properties to their respective lenders in satisfaction of non-recourse debt, and completed a partial condemnation at one retail property for an aggregate gross disposition price of $466.2 million. During the year ended December 31, 2017, we disposed of eight retail properties, including the surrender of one property to the lender (in satisfaction of non-recourse debt), one non-core office property, two single-user outparcels, and completed a partial condemnation at one retail property for an aggregate gross disposition price of $244.1 million.
Distributions
In 2018, we declared cash distributions to our stockholders totaling $53.8 million and paid cash distributions of $54.2 million. As we execute on our retail strategy, our Board has been and expects to continue evaluating our distribution rate on a periodic basis. See "Part I. Item 1. Business - Current Strategy and Outlook" for more information regarding our retail strategy. The following table presents a historical summary of distributions declared, paid and reinvested.

	Year ended December 31,
	2018	2017	2016	2015	2014
Distributions declared	$53,782	$53,758	$83,633	$138,614	$436,875
Distributions paid	54,194	53,358	98,606	146,510	438,875
Distributions reinvested	—	—	—	—	95,832

Borrowings
Mortgages payable, maturities
The following table shows the scheduled maturities for the Company's mortgages payable as of December 31, 2018 for each of the next five years and thereafter:

	Maturities during the year ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Mortgages payable	$—	$41,000	$12,557	$50,748	$41,740	$67,880	$213,925
Credit agreements, maturities
As of December 31, 2018, the Company had the following borrowings outstanding under its unsecured term loans:

	Principal Balance	Interest Rate	Maturity Date
$250.0 million 5 year - swapped to fixed rate (a)	$90,000	2.5510%	December 21, 2023
$250.0 million 5 year - swapped to fixed rate (b)	60,000	2.5525%	December 21, 2023
$250.0 million 5 year - variable rate (c)	50,000	3.5493%	December 21, 2023
$250.0 million 5 year - variable rate (d)	26,000	3.6794%	December 21, 2023
$150.0 million 5.5 year - variable rate (c)	100,000	3.5493%	June 21, 2024
$150.0 million 5.5 year - variable rate (d)	26,000	3.6794%	June 21, 2024
Total unsecured term loans	$352,000

(a)
The Company swapped $90,000 of variable rate debt at an interest rate of 1-Month LIBOR plus 1.2% to a fixed rate of 2.5510%. The swap has an effective date of December 10, 2015, a termination date of December 1, 2019, and a notional amount of $90,000.

(b)
The Company swapped $60,000 of variable rate debt at an interest rate of 1-Month LIBOR plus 1.2% to a fixed rate of 2.5525%. The swap has an effective date of December 10, 2015, a termination date of December 1, 2019, and a notional amount of $60,000.

(c)	Interest rate reflects 1-Month LIBOR plus 1.20% as of December 3, 2018.

(d)	Interest rate reflects 1-Month LIBOR plus 1.20% as of December 21, 2018.
Summary of Cash Flows

	Year ended December 31,
	2018	2017	2016
Cash provided by operating activities	$124,657	$118,152	$133,164
Cash provided by (used in) investing activities	175,414	(209,088)	1,078,749
Cash used in financing activities	(207,096)	(159,411)	(1,013,112)
Increase (decrease) in cash and cash equivalents	92,975	(250,347)	198,801
Cash, cash equivalents, and restricted cash at beginning of year	171,878	422,225	223,424
Cash, cash equivalents, and restricted cash at end of year	$264,853	$171,878	$422,225
Operating activities
Cash provided by operating activities of $124.7 million and $118.2 million for the years ended December 31, 2018 and 2017, respectively, was generated primarily from income from property operations and operating distributions from unconsolidated entities. Cash provided by operating activities increased $6.5 million when comparing the year ended December 31, 2018 to the same period in 2017 primarily as a result of the acquisition of three retail properties and two retail parcels adjacent to two existing retail properties in 2018 and the acquisition of eight retail properties in 2017 now contributing a full year of operational cash flows. These increases were offset by the disposal of 16 and 7 retail properties during the years ended December 31, 2018 and 2017, respectively.
Cash provided by operating activities of $133.2 million for the year ended December 31, 2016 was generated primarily from operating income from property operations and operating distributions from unconsolidated entities. Cash provided by operating activities decreased $15.0 million when comparing the year ended December 31, 2017 to the same period in 2016 primarily as a result of the disposition of 35 retail and two non-core properties since January 1, 2016, the spin-off of Highlands on April 28, 2016, the sale of University House on June 21, 2016, and a decrease of $2.6 million in operating distributions from unconsolidated entities. Cash provided by properties included in the spin-off of Highlands and the sale of University House was $21.2 million for the year ended December 31, 2016. These decreases were offset by the acquisition of 16 retail properties since January 1, 2016.
Investing activities
Cash provided by investing activities of $175.4 million for the year ended December 31, 2018 was primarily generated by net proceeds from sale of investment properties of $430.5 million from the disposal of 16 retail properties during the year ended December 31, 2018. These proceeds were offset by cash used for acquisitions of investment properties of $205.5 million, capital expenditures and tenant improvements of $27.2 million, and acquired in-place and market lease intangibles, net, of $15.4 million related to the acquisition of three retail properties and two retail parcels adjacent to two existing retail properties during the year ended December 31, 2018.
Cash used in investing activities of $209.1 million for the year ended December 31, 2017 was primarily the result of cash used in the acquisition of eight retail properties, including $539.2 million for the purchase of investment properties and $50.2 million from acquired in-place and market lease intangibles, net. In addition, $15.9 million of cash was used in capital expenditures and tenant improvements during the year ended December 31, 2017. These investing activities were partially offset by proceeds from the sale of seven retail properties, one non-core property, and an outparcel of land aggregating $233.7 million and proceeds from the sale of marketable securities of $171.7 million during the year ended December 31, 2017.
Cash provided by investing activities was $1,078.7 million for the year ended December 31, 2016. During the year ended December 31, 2016, cash provided by investing activities from the sale of University House was $1,230.4 million. In addition, cash was provided from the sale of 28 retail properties and one non-core property aggregating $353.9 million, offset by the cash used in development projects of $53.1 million. During the year ended December 31, 2016, cash was used in eight acquisitions, including $423.6 million for the purchase of retail properties and $25.6 million from acquired in-place and market lease intangibles, net.
Financing activities
Cash used in financing activities of $207.1 million for the year ended December 31, 2018 was primarily the result of pay-offs of debt, debt prepayment penalties, principal payments of mortgage debt, and payment of loan fees and other deposits aggregating $231.9 million, the 2018 Offer of $98.4 million, and distributions paid of $54.2 million. These cash outlays were offset by cash provided by proceeds from debt of $179.3 million related to the Term Loan Agreement.
Cash used in financing activities of $159.4 million for the year ended December 31, 2017 was primarily the result of pay-offs of debt, debt prepayment penalties, principal payments of mortgage debt, and payment of loan fees and other deposits aggregating $105.8 million, including the loan pay-off of the disposed non-core property of $60.0 million and $44.0 million used to pay off loans of three retail properties upon disposition, and to pay distributions of $53.4 million.
Cash used in financing activities of $1,013.1 million for the year ended December 31, 2016 was primarily the result of cash used for pay-offs of debt, debt prepayment penalties, principal payments of mortgage debt, and payment of loan fees and other deposits of $1,094.2 million, cash used for the repurchasing of shares of $241.0 million, distributions paid of $98.6 million, cash contributed to Highlands at spin-off of $27.1 million, and was offset by proceeds from debt of $449.3 million.
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
Off Balance Sheet Arrangements
We do not have material off-balance sheet arrangements.
Contractual Obligations
We have obligations related to our mortgage loans, term loan, and credit facility as described in "Note 9. Debt" in the consolidated financial statements. In addition, we have one retail property subject to a long term ground lease where a third party owns the underlying land and has leased it to us for our use. The unconsolidated entities in which we have an investment have third party mortgage debt of $275.3 million at December 31, 2018, as described in "Note 6. Investment in Consolidated and Unconsolidated Entities" in the consolidated financial statements. It is anticipated that our unconsolidated entities will be able to repay or refinance all of their debt on a timely basis.
The following table presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations and lease agreements. It excludes third-party debt associated with our unconsolidated entities and debt premiums and discounts that are not future cash obligations as of December 31, 2018.

	Payments due by year ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Long term debt:
Fixed rate debt, principal (a)	$—	$41,000	$12,557	$50,748	$191,740	$67,880	$363,925
Variable rate debt, principal	—	—	—	—	76,000	126,000	202,000
Interest	22,063	20,518	19,599	17,859	16,434	6,058	102,531
Total long term debt	22,063	61,518	32,156	68,607	284,174	199,938	668,456
Operating lease obligations (b)	717	611	494	466	479	1,041	3,808
Capital lease obligations (c)	532	532	519	317	40	—	1,940
Grand total	$23,312	$62,661	$33,169	$69,390	$284,693	$200,979	$674,204

(a)	Includes $150.0 million of variable rate unsecured term loan debt that has been swapped to a fixed rate as of December 31, 2018.

(b)	Includes leases on corporate office spaces and a long term ground lease on one underlying retail property.

(c)	Includes contracts for property improvements which have been deemed to contain capital leases.
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
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of December 31, 2018, our debt included outstanding variable rate term loans of $352.0 million, of which $150.0 million has been swapped to a fixed rate. If market rates of interest on all variable rate debt as of December 31, 2018 permanently increased and decreased by 1%, the annual increase and decrease in interest expense on the variable rate debt and future earnings and cash flows would be $2.0 million.
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
We monitor interest rate risk using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt. In addition, existing fixed and variable rate loans that are scheduled to mature within the next two years are evaluated for possible early refinancing and/or extension due to consideration given to current interest rates. Refer to our Borrowings table in Item 7 of this Annual Report for debt principal amounts and expected maturities by year to evaluate the expected cash flows and sensitivity to interest rate changes.

We may use financial instruments to hedge exposures to changes in interest rates on loans. To the extent we do, we are exposed to credit risk and market risk. Credit risk is the risk of failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not pose credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with what we believe are high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates.
As of December 31, 2018, we had two interest rate swaps. The following table summarizes those interest rate swap contracts:

Variable Rate Debt Swapped to Fixed Rate	Effective Date	Termination Date	Bank Pays Variable Rate of	InvenTrust Pays Fixed Rate of	Notional Amount as of December 31, 2018	Fair Value as of
						December 31, 2018	December 31, 2017
5 year - fixed portion	Dec 10, 2015	Dec 1, 2019	1-Month LIBOR + 1.3%	2.5510%	$90,000	$983	$1,003
5 year - fixed portion	Dec 10, 2015	Dec 1, 2019	1-Month LIBOR + 1.3%	2.5525%	60,000	654	667
Total 5 year, fixed portion					$150,000	$1,637	$1,670
The gains or losses resulting from marking-to-market our derivatives at the end of each reporting period are recognized as an increase or decrease in other comprehensive income on our consolidated statements of operations and comprehensive income.
Item 8. Consolidated Financial Statements and Supplementary Data
See the Index to Consolidated Financial Statements and financial statements commencing on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act, our management, including our principal executive officer and our principal financial officer evaluated as of December 31, 2018, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of December 31, 2018, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the principal executive officer and our principal financial officer as appropriate to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our principal executive officer and principal financial officer, evaluated as of December 31, 2018, the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2018.
The rules of the SEC do not require us to have, and this Annual Report on Form 10-K does not include, an attestation report of an independent registered public accounting firm regarding internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is included under the heading “Executive Officers of the Registrant” in Item 1 of this Annual Report. Information regarding our directors and corporate governance under the following captions in our Proxy Statement for our annual meeting of stockholders to be held on May 9, 2019 is incorporated by reference herein.
"Proposal No. 1 - Election of Directors"
"Stock Ownership - Section 16(a) Beneficial Ownership Reporting Compliance"
"Stockholder Proposals - Nominations of Director Candidates for the 2019 Annual Meeting"
"Corporate Governance Principles"
Our Board has adopted a code of ethics and business conduct (the "Code of Ethics and Business Conduct") applicable to our directors, officers and employees, which is available on our website at www.inventrustproperties.com through the "Investor Relations - Corporate Governance" tab. In addition, printed copies of the Code of Ethics and Business Conduct are available to any stockholder, without charge, by writing us at InvenTrust Properties Corp., 3025 Highland Parkway, Suite 350, Downers Grove, Illinois, 60515, Attention: Investor Relations. In the event that the Company amends or waives any of the provisions of the Code of Ethics and Business Conduct that applies to the Company's Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Controller, and other senior financial officers performing similar functions, the Company intends to disclose such amendment or waiver information on its website.
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
Equity Compensation Plan Information
The following table provides information regarding our equity compensation plans as of December 31, 2018.

	I	II
Equity compensation plans not approved by security holders:	Number of Shares or Share Units Issuable Upon Vesting of Outstanding RSU Awards and Share Unit Awards (a)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column I) (b)
InvenTrust Properties Corp. 2015 Incentive Award Plan (c)	1,548,150	23,626,050
Inland American Real Estate Trust, Inc. 2014 Share Unit Plan "Retail Plan" (d)	433,631	—

(a)
Represents RSU Awards outstanding under the Incentive Award Plan and Annual Share Unit Awards and Contingency Share Unit Awards outstanding under the Inland American Real Estate Trust, Inc. 2014 Share Unit Plan, which we refer to as the Retail Plan, as of December 31, 2018. The number of share units subject to each share unit award reflects the value of the award and does not necessarily correspond to an equivalent number of shares of common stock of the Company.

(b)	Includes shares of common stock available for future grants under the Incentive Award Plan as of December 31, 2018.

(c)	The weighted average grant date price per share of common stock underlying the unvested restricted stock units based on total outstanding restricted stock units as of December 31, 2018 was $3.18.

(d)
Effective June 19, 2015, in connection with the adoption of the Incentive Award Plan, we terminated the Retail Plan. Awards outstanding as of the termination of the plan will remain outstanding and subject to the terms of the plan and the applicable award agreement. No additional awards will be granted under the Retail Plan, which expires on March 12, 2019.

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
10.1
Amended and Restated Master Management Agreement, dated as of March 12, 2014, by and between Inland American Real Estate Trust, Inc. and Inland American Retail Management LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 13, 2014)

10.2
Amended and Restated Master Management Agreement, dated as of March 12, 2014, by and between Inland American Real Estate Trust, Inc. and Inland American Office Management LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 13, 2014)

10.3
Amended and Restated Master Management Agreement, dated as of March 12, 2014, by and between Inland American Real Estate Trust, Inc. and Inland American Industrial Management LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 13, 2014)

10.4
Articles of Association of Oak Real Estate Association by and among Inland Real Estate Corporation, Inland Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc. and Inland American Real Estate Trust, Inc., dated September 29, 2006 (incorporated by reference to Exhibit 10.139 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on November 7, 2006)

10.5
Operating Agreement of Oak Property and Casualty L.L.C. by and among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc. and Inland American Real Estate Trust, Inc, dated September 29, 2006 (incorporated by reference to Exhibit 10.140 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on November 7, 2006)

10.6
Oak Property and Casualty L.L.C. Membership Participation Agreement by and among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc., and Oak Property and Casualty L.L.C. dated September 29, 2006 (incorporated by reference to Exhibit 10.141 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on November 7, 2006)

10.7
Indemnity Agreement, dated as of August 8, 2014, by and between Inland American Real Estate Trust, Inc., and Xenia Hotels & Resorts, Inc., and Inland American Lodging Group, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on August 14, 2014)

10.8.1^
Amended and Restated Executive Employment Agreement, dated as of June 19, 2015, between InvenTrust Properties Corp. and Thomas P. McGuinness (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on June 24, 2015)

10.8.2^
Amended and Restated Executive Employment Agreement, dated as of June 19, 2015, between InvenTrust Properties Corp. and Michael Podboy (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on June 24, 2015)

10.8.3^
First Amendment to Amended and Restated Executive Employment Agreement, dated as of November 9, 2017, between InvenTrust Properties Corp. and Michael Podboy (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on November 9, 2017)

10.8.4^
Amended and Restated Executive Employment Agreement, dated as of June 19, 2015, between InvenTrust Properties Corp. and David F. Collins (incorporated by reference to Exhibit 10.8.5 to the Registrant’s Form 10-K, as filed by the Registrant with the SEC on March 18, 2016)

10.8.5^
Separation and Consulting Agreement, dated as of September 6, 2017, between InvenTrust Properties Corp. and David F. Collins (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 7, 2017)

10.8.6^
First Amendment to Separation and Consulting Agreement, dated as of December 8, 2017, between InvenTrust Properties Corp. and David F. Collins (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on December 11, 2017)

10.8.7^
Second Amendment to Separation and Consulting Agreement, dated as of October 5, 2018, between InvenTrust Properties Corp. and David F. Collins (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on October 9, 2018)

10.8.8^	Employment Offer Letter, dated as of May 10, 2018, by and between InvenTrust Properties Corp. and Ivy Greaner
10.8.9^
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
10.10.7^
Form of Director Restricted Stock Unit Agreement for 2016 Pro Rata Awards (incorporated by reference to Exhibit 10.10.3 to the Registrant's Form 10-K, as filed by the Registrant with the SEC on March 17, 2017)

10.10.8^
Form of Director Restricted Stock Unit Agreement for 2017 Annual Pro Rata Awards (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 10, 2017)

10.10.9^	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 10, 2017)
10.10.10^	InvenTrust Properties Corp. Director Compensation Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 10, 2017)
10.10.11^	InvenTrust Properties Corp. Executive Severance and Change of Control Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant on July 13, 2018)
10.11
First Amendment to Indemnity Agreement by and among Inland American Real Estate Trust, Inc. and Xenia Hotels & Resorts, Inc., dated as of February 3, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on February 9, 2015)

10.12
Amended and Restated Term Loan Credit Agreement dated as of December 21, 2018, among InvenTrust Properties Corp., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A and U.S. Bank National Association, as tranche A-1 Co-Syndication Agents, PNC Bank, National Association and U.S. Bank National Association, as tranche A-2 Co-Syndication Agents, BMO Harris Bank, N.A. and Fifth Third Bank, as tranche A-1 Co-Documentation Agents, KeyBank National Association, as tranche A-2 Documentation Agent, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on December 31, 2018)

10.13
Second Amended and Restated Credit Agreement dated as of December 21, 2018, among InvenTrust Properties Corp., as borrower, KeyBank National Association, as Administrative Agent, KeyBanc Capital Markets Inc. and Wells Fargo Securities, LLC, as Joint Book Managers, KeyBanc Capital Markets Inc., Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., Bank of America, N.A., PNC Bank, National Association, and BMO Harris Bank, N.A., as Joint Lead Arrangers, Wells Fargo Bank, National Association, and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Bank of America, N.A., PNC Bank, National Association, and BMO Harris Bank, N.A., as Co-Documentation Agents, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on December 31, 2018)

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
101
The following financial information from our Annual Report for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 7, 2019, is formatted in Extensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

*	Filed as part of this Annual Report
^	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INVENTRUST PROPERTIES CORP.

By:	/s/ Thomas P. McGuinness
Name:	Thomas P. McGuinness
President and Chief Executive Officer (Principal Executive Officer)
Date:	March 7, 2019
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Thomas P. McGuinness	President and Chief Executive Officer (Principal Executive Officer)	March 7, 2019
Name:	Thomas P. McGuinness

By:	/s/ Adam M. Jaworski	Senior Vice President, Chief Accounting Officer and Interim Treasurer (Principal Accounting Officer and Interim Principal Financial Officer)	March 7, 2019
Name:	Adam M. Jaworski

By:	/s/ Stuart Aitken	Director	March 7, 2019
Name:	Stuart Aitken

By:	/s/ Amanda Black	Director	March 7, 2019
Name:	Amanda Black

By:	/s/ Thomas F. Glavin	Director	March 7, 2019
Name:	Thomas F. Glavin

By:	/s/ Scott A. Nelson	Director	March 7, 2019
Name:	Scott A. Nelson

By:	/s/ Paula J. Saban	Director	March 7, 2019
Name:	Paula J. Saban

By:	/s/ Michael A. Stein	Director	March 7, 2019
Name:	Michael A. Stein

By:	/s/ Julian E. Whitehurst	Director	March 7, 2019
Name:	Julian E. Whitehurst

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of InvenTrust Properties Corp. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Chicago, Illinois
March 7, 2019

INVENTRUST PROPERTIES CORP.

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	As of December 31,
	2018	2017
Assets
Investment properties
Land	$558,817	$628,487
Building and other improvements	1,670,678	1,887,598
Construction in progress	12,788	4,975
Total	2,242,283	2,521,060
Less accumulated depreciation	(286,330)	(348,337)
Net investment properties	1,955,953	2,172,723
Cash and cash equivalents	260,131	162,747
Restricted cash	4,722	9,131
Investment in marketable securities	—	4,758
Investment in unconsolidated entities	156,132	180,764
Intangible assets, net	108,005	115,411
Accounts and rents receivable (net of allowance of $1,703 and $1,266)	27,087	30,522
Deferred costs and other assets, net	23,976	22,548
Total assets	$2,536,006	$2,698,604

Liabilities
Debt, net	$561,782	$667,861
Accounts payable and accrued expenses	32,784	37,798
Distributions payable	13,029	13,441
Intangible liabilities, net	46,985	53,532
Other liabilities	29,112	20,250
Total liabilities	683,692	792,882
Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 728,558,989 shares issued and outstanding as of December 31, 2018 and 774,293,197 shares issued and outstanding as of December 31, 2017, respectively	729	773
Additional paid-in capital	5,585,758	5,681,912
Distributions in excess of accumulated net income	(3,735,810)	(3,778,908)
Accumulated comprehensive income	1,637	1,945
Total stockholders' equity	1,852,314	1,905,722
Total liabilities and stockholders' equity	$2,536,006	$2,698,604
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Income
Rental income	$176,640	$188,235	$181,481
Tenant recovery income	57,993	57,192	53,218
Other property income	3,651	2,160	3,646
Other fee income	4,390	4,222	4,348
Total income	242,674	251,809	242,693

Expenses
General and administrative expenses	35,267	42,661	49,107
Property operating expenses	34,822	35,656	35,364
Real estate taxes	35,205	35,566	35,703
Depreciation and amortization	100,593	95,345	83,685
Provision for asset impairment	3,510	27,754	11,208
Total expenses	209,397	236,982	215,067
Operating income	33,277	14,827	27,626
Interest and dividend income	2,044	4,249	11,849
Gain on sale and transfer of investment properties, net	95,097	24,066	117,848
Gain (loss) on extinguishment of debt, net	9,103	840	(10,498)
Other income (expense)	450	(308)	2,330
Interest expense, net	(24,943)	(30,155)	(44,135)
Equity in (losses) earnings and (impairment), net, of unconsolidated entities	(31,393)	(804)	9,299
Realized and unrealized investment gains (losses) and (impairment), net	244	46,563	5,081
Income from continuing operations before income taxes	83,879	59,278	119,400
Income tax expense	(30)	(1,324)	(201)
Net income from continuing operations	83,849	57,954	119,199
Net income from discontinued operations	—	3,839	133,523
Net income	$83,849	$61,793	$252,722

Weighted average number of common shares outstanding, basic and diluted	761,139,011	773,445,341	854,638,497

Net income per common share, from continuing operations, basic and diluted	$0.11	$0.07	$0.14
Net income per common share, from discontinued operations, basic and diluted	$—	$—	$0.15
Net income per common share, basic and diluted	$0.11	$0.07	$0.29

Comprehensive income
Net income	$83,849	$61,793	$252,722
Unrealized (loss) gain on investment securities	—	(11,734)	24,540
Unrealized gain on derivatives	923	1,183	623
Reclassification for amounts recognized in net income	(956)	(46,563)	(3,394)
Comprehensive income	$83,816	$4,679	$274,491
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Equity
(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in excess of accumulated net income	Accumulated Comprehensive Income	Total
Beginning balance January 1, 2016	862,205,672	$862	$6,066,583	$(3,956,032)	$37,290	$2,148,703
Net income	—	—	—	252,722		252,722
Unrealized gain on investment securities	—	—	—	—	24,540	24,540
Unrealized gain on derivatives	—	—	—	—	623	623
Reclassification for amounts recognized in net income	—	—	—	—	(3,394)	(3,394)
Distributions declared	—	—	—	(83,633)	—	(83,633)
Stock-based compensation, net	601,774	—	2,088	—	—	2,088
Repurchase of common stock	(89,502,449)	(89)	(240,927)	—	—	(241,016)
Equity effect of spin-off of Highlands REIT, Inc.	—	—	(151,105)	—	—	(151,105)
Ending balance, December 31, 2016	773,304,997	$773	$5,676,639	$(3,786,943)	$59,059	$1,949,528
Net income	—	—	—	61,793	—	61,793
Unrealized loss on investment securities	—	—	—	—	(11,734)	(11,734)
Unrealized gain on derivatives	—	—	—	—	1,183	1,183
Reclassification for amounts recognized in net income	—	—	—	—	(46,563)	(46,563)
Distributions declared	—	—	—	(53,758)	—	(53,758)
Stock-based compensation, net	988,200	—	3,344	—	—	3,344
Refund of excess funds associated with 2016 tender offer	—	—	1,929	—	—	1,929
Ending balance, December 31, 2017	774,293,197	$773	$5,681,912	$(3,778,908)	$1,945	$1,905,722
Impact of ASU No. 2016-01 (a)	—	—	—	275	(275)	—
Impact of ASU No. 2017-05 (a)	—	—	—	12,756	—	12,756
Adjusted balance at January 1, 2018	774,293,197	773	5,681,912	(3,765,877)	1,670	1,918,478
Net income	—	—	—	83,849	—	83,849
Unrealized gain on derivatives	—	—	—	—	923	923
Reclassification for amounts recognized in net income	—	—	—	—	(956)	(956)
Distributions declared	—	—	—	(53,782)	—	(53,782)
Stock-based compensation, net	825,081	1	2,292	—	—	2,293
Repurchase of common stock	(46,559,289)	(45)	(98,446)	—	—	(98,491)
Ending balance, December 31, 2018	728,558,989	$729	$5,585,758	$(3,735,810)	$1,637	$1,852,314

(a) See Note 2. Basis of Presentation and Summary of Significant Accounting Policies.

See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$83,849	$61,793	$252,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,780	96,734	116,424
Amortization of above and below-market leases, net	(5,534)	(5,510)	(4,255)
Amortization of debt premiums, discounts, and financing costs, net	1,048	1,219	5,206
Straight-line rental income	(4,262)	(2,202)	20
Provision for asset impairment	3,510	27,754	117,722
Gain on sale and transfer of investment properties, net	(95,097)	(34,181)	(354,104)
(Gain) loss on extinguishment of debt, net	(9,103)	(838)	13,324
Equity in losses (earnings) and impairment, net, of unconsolidated entities	31,393	804	(9,319)
Distributions from unconsolidated entities	8,032	2,443	5,014
Gain on sale of investment in unconsolidated entity	—	—	(1,434)
Realized and unrealized investment (gains) losses and impairment, net	(244)	(46,563)	(5,081)
Non-cash share-based compensation, net	4,330	3,355	2,178
Changes in assets and liabilities:
Accounts and rents receivable, net	(218)	(1,048)	(45)
Deferred costs and other assets	1,426	2,051	6,701
Accounts payable and accrued expenses	2,499	5,561	(8,129)
Other liabilities	2,248	6,780	(3,780)
Net cash provided by operating activities	124,657	118,152	133,164
Cash flows from investing activities:
Purchase of investment properties	(205,462)	(539,242)	(423,563)
Acquired in-place and market lease intangibles, net	(15,369)	(50,207)	(25,584)
Capital expenditures and tenant improvements	(27,233)	(15,910)	(13,721)
Investment in development and re-development projects	(3,796)	(3,630)	(53,077)
Proceeds from sale and transfer of investment properties, net	430,514	233,686	1,580,994
Proceeds from sale of marketable securities, net	4,696	171,666	12,846
Proceeds from sale of and return of capital from unconsolidated entity	—	—	6,344
Contributions to unconsolidated entities	(2,782)	(6,875)	(7,200)
Distributions from unconsolidated entities	745	1,592	10,433
Lease commissions and other leasing costs	(6,029)	(4,356)	(3,836)
Other assets	(127)	439	(2,402)
Other liabilities	257	3,749	(2,485)
Net cash provided by (used in) investing activities	175,414	(209,088)	1,078,749

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from financing activities:
Payment of tax withholdings for share-based compensation	$(1,567)	$(2,192)	$(1,493)
Shares repurchased	(98,447)	—	(241,016)
Distributions	(54,194)	(53,358)	(98,606)
Refund received of excess funds associated with 2016 tender offer	—	1,929	—
Proceeds from debt	179,333	—	449,306
Payoffs of debt	(221,358)	(104,032)	(1,072,166)
Debt prepayment penalties and defeasance costs	(3,088)	—	(11,140)
Principal payments of mortgage debt	(1,924)	(1,390)	(10,832)
Payment of loan fees and deposits	(5,544)	(368)	(56)
Payment of capital lease liabilities	(307)	—	—
Cash contribution to Highlands REIT, Inc.	—	—	(27,109)
Net cash used in financing activities	(207,096)	(159,411)	(1,013,112)
Net increase (decrease) in cash, cash equivalents, and restricted cash	92,975	(250,347)	198,801
Cash, cash equivalents, and restricted cash at beginning of year	171,878	422,225	223,424
Cash, cash equivalents, and restricted cash at end of year	$264,853	$171,878	$422,225

Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$260,131	$162,747	$397,250
Restricted cash	4,722	9,131	24,975
Cash, cash equivalents, and restricted cash at end of year	$264,853	$171,878	$422,225

Supplemental disclosure of cash flow information:
Cash flow disclosure, including non-cash investing and financing activities:
Cash paid for interest net of capitalized interest of $0, $0, and $1,147 for 2018, 2017, and 2016, respectively	$24,096	$31,196	$56,980
Cash paid for income taxes, net of refunds of $1,703, $918, and $1,575 for 2018, 2017, and 2016, respectively	$463	$625	$966
Distributions payable	$13,029	$13,441	$13,041
Recognition of partially deferred gains on property sales	$12,756	$—	$—
Accrued capital expenditures and tenant improvements	$1,679	$1,593	$1,322
Accrued lease commissions and other leasing costs	$104	$376	$143
Accrued tenant building construction	$4,690	$—	$—
Gross issuance of shares for share-based compensation	$4,319	$5,916	$3,820
Net equity distributed to Highlands REIT, Inc. (net of cash and restricted cash contributed)	$—	$—	$123,996

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
Purchase of investment properties:
Net investment properties	$206,763	$582,660	$439,335
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	21,631	69,617	45,029
Accounts payable and accrued expenses, lease intangibles, and other liabilities	(7,563)	(21,111)	(19,217)
Assumption of mortgage debt	—	(41,717)	(16,000)
Cash outflow for purchase of investment properties, net	220,831	589,449	449,147
Assumption of mortgage principal	—	41,000	16,000
Capitalized acquisition costs	(430)	(1,911)	(220)
Construction escrow accounts	975	1,649	—
Credits and other changes in cash outflow, net	1,224	3,238	250
Gross acquisition price of investment properties	$222,600	$633,425	$465,177

Sale and transfer of investment properties:
Net investment properties	$382,241	$200,399	$1,372,795
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	14,692	6,658	16,451
Accounts payable and accrued expenses, lease intangibles, and other liabilities	(13,035)	(5,047)	(34,125)
Debt extinguished through transfer of properties	(44,331)	(3,343)	—
Debt assumed by buyer through disposition of properties	(16,395)	—	(129,051)
Settlement of derivative instrument through disposition of property	—	—	3,004
Gain on sale and transfer of investment properties, net	95,097	34,181	354,104
Gain (loss) on extinguishment of debt, net	9,157	838	(13,324)
Debt prepayment penalties and defeasance costs	3,088	—	11,140
Proceeds from sale and transfer of investment properties, net	430,514	233,686	1,580,994
Assumption of mortgage principal by buyer	16,600	—	131,189
Surrender of mortgage escrows for transferred properties	2,160	6,024	—
Credits and other changes in cash inflow, net	16,901	4,356	212,167
Gross disposition price of investment properties	$466,175	$244,066	$1,924,350

See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

1. Organization
On October 4, 2004, InvenTrust Properties Corp. (the "Company","we","us","our") was incorporated as Inland American Real Estate Trust, Inc. as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust ("REIT") for federal tax purposes. The Company changed its name to InvenTrust Properties Corp. in April of 2015. The Company was originally formed to own, manage, acquire, and develop a diversified portfolio of commercial real estate located throughout the United States and to partially own properties through joint ventures and to own investments in marketable securities and other assets. The Company is now focused on owning, managing, acquiring, and developing a multi-tenant retail platform.
Unless otherwise noted, all dollar amounts are stated in thousands, except per share and per square foot data. Any reference to number of assets, square feet, tenant and occupancy data are unaudited.
The accompanying consolidated financial statements include the accounts of the Company, and all wholly owned subsidiaries and any consolidated variable interest entities ("VIEs"). Subsidiaries generally consist of limited liability companies ("LLCs") and limited partnerships ("LPs"). All significant intercompany balances and transactions have been eliminated.
Each retail property is owned by a separate legal entity that maintains its own books and financial records, and each separate legal entity's assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in "Note 9. Debt".
As of December 31, 2018, the Company's investment properties consisted of 58 retail properties, with a gross leasable area ("GLA") of approximately 9.5 million square feet, which includes one retail property classified as a consolidated VIE, with a gross leasable area of approximately 125,000 square feet. As of December 31, 2017, the Company's investment properties consisted of 71 retail properties, with a combined GLA of approximately 12.4 million square feet, which includes two retail properties classified as consolidated VIEs, with a GLA of approximately 501,000 square feet. As of December 31, 2016, the Company's investment properties consisted of 71 retail properties, with a GLA of approximately 12.2 million square feet, and one non-core office property, Worldgate Plaza.
In addition, as of December 31, 2018, 2017, and 2016, the Company had investments in two unconsolidated real estate joint ventures, one of which owns an interest in 13, 15, and 15 operating retail properties, respectively, with a GLA of approximately 2.6 million, 3.0 million, and 3.0 million square feet, respectively, managed by the Company. The other joint venture owns land to be developed in Sacramento, California.
Segment Reporting
As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, on April 26, 2016, the Company completed the spin-off of Highlands REIT, Inc. ("Highlands"), which held its remaining non-core properties, and on June 23, 2016, it completed the sale of University House Communities Group, Inc. ("University House"), its former student housing platform. Following the Highlands spin-off and sale of University House in 2016, the Company no longer has a non-core or student housing segment, respectively, as previously reported. In addition, the Company disposed of its remaining non-core office property, Worldgate Plaza, on August 30, 2017, which represented the conclusion of the Company's strategic shift away from wholly owned real estate assets not classified as multi-tenant retail.
These previously reported segments were classified as discontinued operations as they represented a strategic shift that had a major effect on the Company's operations and financial results. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with U.S. generally accepted accounting principles ("GAAP") as of December 31, 2018. The operations reflected in discontinued operations on the consolidated statements of operations and comprehensive income for the year ended December 31, 2017 includes Worldgate Plaza and for the year ended December 31, 2016 also includes Highlands and University House.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

2. Basis of Presentation and Summary of Significant Accounting Policies
Estimates, Risks, and Uncertainties

The accompanying consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, judgments and assumptions are required in a number of areas, including, but not limited to, evaluating the impairment of long-lived assets, allocating the purchase price of acquired assets, determining the fair value of debt and evaluating the collectability of accounts receivable. The Company bases these estimates, judgments and assumptions on historical experience and various other factors that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates.

Reclassifications

The Company has made certain reclassifications to the consolidated statements of operations and comprehensive income for the years ended December 31, 2017 and 2016 to conform to the 2018 presentation, including a $3,706 and $4,877 reclassification, respectively, of certain payroll costs from general and administrative expenses to property operating expenses based on the determination by the Company that certain functions' activities were more directly associated with the operations of the retail properties than corporate-level activities.

Upon the adoption of Accounting Standards Update ("ASU") No. 2016-18, Statement of Cash Flows, the Company has made certain reclassifications to the consolidated statements of cash flows for the years ended December 31, 2017 and 2016 to conform to the 2018 presentation. For the years ended December 31, 2017 and 2016, the adoption resulted in a net $9,194 decrease and $8,200 increase, respectively, in net cash provided by (used in) investing activities. In addition, the Company determined that the reflection of funds held in escrow for potential future property acquisitions as restricted cash most appropriately reflects the nature of the restrictions on the balances and underlying transactions; historically, the funds were recorded as deferred costs and other assets, net. This reclassification increased restricted cash on the consolidated balance sheets by $0, $6,650 and $4,100 as of December 31, 2017, 2016 and 2015, respectively. As a result, the Company made certain reclassifications to the consolidated statements of cash flows for the years ended December 31, 2017 and 2016 to conform to the 2018 presentation, including a $6,650 decrease and $2,550 increase, respectively, in net cash provided by (used in) investing activities resulting from the reclassification of funds held in escrow for potential future property acquisitions.

Consolidation

The Company evaluates its investments in LLCs and LPs to determine whether each such entity may be a VIE. If the entity is a VIE, the determination of whether the Company is the primary beneficiary must be made. The primary beneficiary determination is based on a qualitative assessment as to whether the Company has (i) power to direct significant activities of the VIE and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The Company will consolidate a VIE if it is deemed to be the primary beneficiary, as defined in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, Consolidation. The equity method of accounting is applied to entities in which the Company is not the primary beneficiary as defined in ASC 810, or the entity is not a VIE and the Company does not have control, but can exercise influence over the entity with respect to its operations and major decisions. Investments in entities that the Company does not control and over which it does not exercise significant influence are carried at the lower of cost or estimated fair value, as appropriate. The Company’s ability to correctly assess control over an entity affects the presentation of these investments in the Company’s consolidated financial statements.

From time to time, the Company may enter into purchase agreements structured as a reverse like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code") ("Reverse 1031 Exchange") in order to acquire retail properties. For a Reverse 1031 Exchange in which the Company purchases a new asset that is similar in nature, character, or class prior to selling the asset to be matched in the like-kind exchange (the Company refers to a new asset being acquired in the Reverse 1031 Exchange prior to the sale of the related asset as a "Parked Asset"), legal title to the Parked Asset is held by a wholly owned subsidiary (the "EAT Subsidiary") of an Exchange Accommodation Titleholder ("EAT") engaged to execute the Reverse 1031 Exchange until the sale transaction and the Reverse 1031 Exchange is completed.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

The Company, through a subsidiary, enters into a master lease agreement with the EAT Subsidiary whereby the EAT Subsidiary leases the Parked Asset and all other rights in connection with the acquisition to the Company. The master lease terminates on the earlier of (i) the date that the Parked Asset is transferred to the Company, or an affiliate, (ii) the date that the EAT transfers to the Company, or an affiliate of the Company, its ownership in the EAT Subsidiary, or (iii) 180 days from the date that legal title to the Parked Asset was transferred to the EAT Subsidiary. The EAT is classified as a VIE, as it does not have sufficient equity investment at risk to finance its activities without additional subordinated financial support. The Company generally structures the purchase agreements in a manner which results in the Company being deemed the primary beneficiary as it has the ability to direct the activities of the entities that most significantly impact economic performance and has all of the risks and rewards of ownership. Accordingly, the Company consolidates properties acquired through active Reverse 1031 Exchanges.

The Company may hold investment properties which consist of wholly owned multi-tenant retail space and an undivided interest in certain common elements as tenants-in-common. An undivided interest is an ownership arrangement in which two or more parties jointly own property, and title is held individually to the extent of each party’s interest. The ownership of the common elements are reviewed for control and, based upon ability to effectively participate in the decisions that most significantly impact economic performance, the Company may apply proportionate consolidation of the common elements.

Real Estate

The Company evaluates the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive income. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and amortized over the useful life of the acquired assets.

The Company allocates the purchase price of real estate to land, building, other building improvements, tenant improvements, and intangible assets and liabilities (such as the value of above- and below-market leases, in-place leases and origination costs associated with in-place leases). The values of above- and below-market leases are recorded as intangible assets, net, and intangible liabilities, net, respectively, on the consolidated balance sheets, and are amortized as either a decrease (in the case of above-market leases) or an increase (in the case of below-market leases) to rental income over the remaining term of the associated tenant lease. The values, if any, associated with in-place leases are recorded in intangible assets, net on the consolidated balance sheets and are amortized to depreciation and amortization expense on the consolidated statements of operations and comprehensive income over the remaining lease term.

The difference between the contractual rental rates and the Company’s estimate of market rental rates is measured over a period equal to the remaining non-cancelable term of the leases, including below-market renewal options, if reasonably assured. For the amortization period, the remaining term of leases with renewal options at terms below market reflect the assumed exercise of such below-market renewal options, if reasonably assured.

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

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

•	Estimate the fair value of assumed debt, if any; and

•
Estimate the intangible value of the in-place leases based on lease execution costs of similar leases as well as lost rent payments during an assumed lease-up period and their associated useful lives on a tenant-by-tenant basis.

As of January 1, 2018, the Company's derecognition of real estate and the related gains or losses on sale of investment properties are recognized when (i) the parties to the sale contract have approved the contract and are committed to perform their respective obligations; (ii) the Company can identify each party’s rights regarding the property transferred; (iii) the Company can identify the payment terms for the property transferred; (iv) the contract has commercial substance (that is, the risk, timing or amount of the entity’s future cash flows is expected to change as a result of the contract); and (v) the Company has satisfied its performance obligations by transferring control of the property. The timing of payment and satisfaction of performance obligations typically occur simultaneously on the disposition date upon transfer of the property’s ownership, at which point the Company recognizes a gain or loss equal to the difference between the amount of consideration transferred and the carrying amount of the investment property.
Historically, the Company recognized gains and losses from sales of investment properties at the time of sale using the full accrual method based on the following criteria in ASC 360-20, Property, Plant and Equipment - Real Estate Sales: sales were consummated; usual risks and rewards of ownership were transferred to buyers; the Company had no substantial continuing involvement with the property; and any sales related receivables were not subject to future subordination. If these criteria were not all met, the Company deferred the gains and recognized them when the criteria were met. If the full accrual method was not followed, the Company used either the installment, deposit or cost recovery methods, as appropriate in the circumstances.
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

If all of the above criteria are met, the Company classifies the investment property as held for sale. When these criteria are met, the Company suspends depreciation on the investment properties held for sale, including depreciation for tenant improvements and additions, as well as the amortization of acquired in-place and above/below-market lease intangibles. The properties held for sale and associated liabilities are classified separately on the consolidated balance sheets. Such properties are recorded at the lesser of the carrying value or estimated fair value less costs to sell. Additionally, if the sale represents a strategic shift that has (or will have) a major effect on the entity's results and operations, the operations are classified on the consolidated statements of operations and comprehensive income as discontinued operations for all periods presented.

Impairment of Long Lived Assets

The Company assesses the carrying values of the respective long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable, such as a reduction in the expected holding period of the asset. If it is determined that the carrying value is not recoverable because the expected undiscounted cash flows do not exceed carrying value, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value. The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on the Company's continuous process of analyzing each property's economic condition at a point in time and reviewing assumptions about uncertain inherent factors, including observable inputs such as contractual revenues and unobservable inputs such as forecasted revenues and expenses, estimated net disposition proceeds, and discount rate. These unobservable inputs are based on market conditions and the Company's expected growth rates.

However, assumptions and estimates about future cash flows and capitalization rates are complex and subjective. Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to the impairment analyses could impact these assumptions and result in additional impairment of the investment properties.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Periodically, management assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated entities may be other than temporarily impaired. To the extent other-than-temporary impairment has occurred, the loss is measured as the excess of the carrying value of the investment over the estimated fair value of the investment. The estimated fair value of the investment is generally derived from the cash flows generated from the underlying real property investments of the investee.

Real Estate Capitalization and Depreciation

Real estate is reflected at cost less accumulated depreciation within investment properties on the consolidated balance sheets. Ordinary repairs and maintenance are expensed as incurred.

Depreciation expense is computed using the straight-line method. Buildings within investment properties on the consolidated balance sheets are depreciated based upon an estimated useful life of 30 years and 5-15 years for furniture, fixtures and equipment and site improvements within building and other improvements on the consolidated balance sheets. Capital lease assets are amortized using the straight-line method over the shorter of the lease term or the useful life that would be assigned if the asset were owned. Capital lease amortization is included in depreciation and amortization on the consolidated statements of operations and comprehensive income.

Tenant improvements are amortized on a straight-line basis over the lesser of the life of the tenant improvement or the lease term as a component of depreciation and amortization expense on the consolidated statements of operations and comprehensive income.

Direct and indirect costs that are clearly related to the construction and improvements of investment properties are capitalized. Costs incurred for property taxes and insurance are capitalized during periods in which activities necessary to prepare the property for its intended use are in progress. Interest costs, if significant, are also capitalized during such periods. Additionally, the Company treats investments accounted for by the equity method as assets qualifying for interest capitalization, if significant, provided (i) the investee has activities in progress necessary to commence its planned principal operations and (ii) the investee’s activities include the use of such funds to acquire qualifying assets.

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

Cash and Cash Equivalents

The Company considers all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements with a maturity of three months or less, at the date of purchase, to be cash equivalents. The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at one or more institutions generally exceed the Federal Deposit Insurance Corporation ("FDIC") insurance coverage. As a result, there is what we believe to be insignificant credit risk related to amounts on deposit in excess of FDIC insurance coverage.

Restricted Cash

Restricted cash consists of lenders’ escrows, operating real estate (escrows for taxes, insurance, capital expenditures and payments required under certain lease agreements), and funds restricted through lender or other agreements, including funds held in escrow for future acquisitions and potential like-kind exchanges under Section 1031 of the Code.
Derivative Instruments
In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements and add stability to interest expense. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed rate payments over the life of the agreement without exchange of the underlying notional amount.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

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
The Company recognizes all derivatives on the consolidated balance sheets at fair value. Additionally, the fair value adjustments will affect either equity or net income depending on whether the derivative instruments qualify as a hedge for accounting purposes and, if so, the nature of the hedging activity. When the underlying transaction is terminated or completed all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures. Any derivative instrument used for risk management that does not meet the criteria for hedge accounting is marked-to-market each period on the consolidated statements of operations and comprehensive income. The Company does not use derivatives for trading or speculative purposes.
Fair Value Measurements
The carrying amounts of cash and cash equivalents, restricted cash, accounts and rents receivables, other assets, accounts payable, accrued expenses and other liabilities reasonably approximate fair value, in management’s judgment, because of their short-term nature. Fair value information relating to marketable securities, derivative financial instruments, investment properties, investments in unconsolidated entities and debt is provided in "Note 10. Fair Value Measurements".
Revenue Recognition
The Company commences revenue recognition on its leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of, or controls the physical use of, the leased asset. Generally, this occurs on the lease commencement date. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. If the Company is the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If the Company concludes it is not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduce revenue recognized over the term of the lease. In these circumstances, the Company begins revenue recognition when the lessee takes possession of the unimproved space to construct their own improvements. The Company considers a number of different factors to evaluate whether it or the lessee is the owner of the tenant improvements for accounting purposes. These factors include:

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
Rental income is recognized on a straight-line basis over the term of each lease. The cumulative difference between rental income earned and recognized on a straight-line basis on the consolidated statements of operations and comprehensive income and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying consolidated balance sheets.
Some leases provide for fixed base rent paid monthly in advance, and for the reimbursement by tenants to the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the Company and recoverable under the terms of the lease. Under these leases, the Company pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid. These expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the consolidated statements of operations and comprehensive income.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

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

As a result of the adoption of ASC 606, Revenue from Contracts with Customers ("Topic 606"), the Company has changed its accounting policy from ASC 605, Revenue Recognition, ("Topic 605") for revenue recognized through other fee income on the consolidated statement of operations and comprehensive income. The Company adopted Topic 606 through the modified retrospective method on January 1, 2018. Therefore, the comparative prior period information has not been adjusted and continues to be reported under Topic 605. For the comparative prior period information reported under Topic 605, the Company recognized the fees as revenue when the related services were performed. The implementation of Topic 606 generally did not change the timing or pattern of revenue recognition for other fee income. As a result, there was no cumulative effect adjustment recognized in distributions in excess of accumulated net income on January 1, 2018 relating to other fee income. The Company has elected to apply Topic 606 to new and existing contracts that are not completed contracts as of January 1, 2018.

Contract Balances

The Company recognizes revenue when it satisfies a performance obligation. These rights to consideration most often result in receivables that are settled through recurring monthly customer payments for the services provided over the term of the contract. The Company generally does not receive prepayments for services or recognize revenue prior to being legally entitled to payment from the customer. As a result, the Company does not record material contract assets or contract liabilities.

Property Management and Asset Management Fees

The Company earns property management and asset management fees from services provided to our joint venture partnerships. Property management and asset management fees are recognized over time as services are rendered. The bundled services of the property management performance obligation and asset management performance obligation each qualify as a series of distinct services satisfied over time. The variable consideration related to each of the performance obligations is recognized in each of the periods that directly relate to the Company's efforts to provide those services. Accordingly, the Company has elected the optional exemption provided by Topic 606 and does not disclose information about remaining wholly unsatisfied performance obligations. The variability in timing of the property management and asset management fees, which generally relate to the fluctuation in cash receipts from tenants and potential changes in equity capitalization, are resolved on a monthly basis.

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

Leasing Commissions and Other Fees

The Company earns leasing commissions and other fees from services provided to our joint venture partnerships. Leasing commissions and other fees are recognized at a point in time consistent with the underlying service. The leasing performance obligation and other performance obligations are satisfied at the point in time which the customer is transferred control over and consumes the benefit of the service. The uncertainty of the leasing commissions and other fees are resolved upon delivery of the underlying service. Generally, the first and second installments of leasing commissions are paid upon lease executions and rent commencement, respectively.

Income Taxes

The Company is qualified and has elected to be taxed as a REIT under the Code for federal income tax purposes commencing with the tax year ended December 31, 2005. Since the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders. In order to continue to qualify as a

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

REIT, the Company is generally required to distribute at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders each year (the "90% Distribution Requirement"). If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.

The Company has elected to treat certain of its consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as taxable REIT subsidiaries ("TRSs") pursuant to the Code. Among other activities, TRSs may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates. The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

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

Share Based Compensation

The Company recognizes the grant-date fair value of stock-based compensation issued to employees and directors in general and administrative expenses on the consolidated statements of operations and comprehensive income. The Company's stock-based compensation awards, which are generally equity classified, are measured at grant date fair value, and amortized on a straight-line basis over the vesting period and are not subsequently re-measured. At December 31, 2018, the Company had one share based compensation plan, which is discussed in "Note 13. Stock-Based Compensation". The compensation cost is based on awards that are scheduled to vest and adjusted for forfeitures at the time the forfeitures occur.

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

ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities
Under ASU No. 2016-01, investments in equity securities are generally required to be measured at fair value with changes in fair value recognized in net income. Historically, changes in fair value were reported as a separate component of comprehensive income until realized.
January 2018
The Company adopted ASU No. 2016-01 on a modified retrospective basis. The Company adopted ASU No. 2016-01 on January 1, 2018, resulting in a net unrealized gain of $275 on available-for-sale equity securities as an adjustment to accumulated comprehensive income with a corresponding adjustment to the opening balance of distributions in excess of accumulated net income.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

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
		January 2018	The Company adopted ASU No. 2016-15 on a retrospective basis. The Company determined that this standard did not have a significant impact on the consolidated financial statements.

ASU No. 2016-18, Statement of Cash Flows	ASU No. 2016-18 requires an entity to explain the changes in the combined total of restricted and unrestricted cash in the statement of cash flows.	January 2018
Upon the Company’s retrospective method adoption, the Company includes amounts generally described as restricted cash with cash and cash equivalents. For the years ended December 31, 2017 and 2016, the adoption resulted in a net $9,194 decrease and $8,200 increase, respectively, in net cash provided by (used in) investing activities.

ASU No. 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)
ASU No. 2017-05, which adds guidance for partial sales of nonfinancial assets and clarifies the scope of Subtopic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets, applies to the derecognition of all nonfinancial assets (including real estate) for which the counterparty is not a customer. The new guidance requires an entity to derecognize a nonfinancial asset in a partial sale transaction when it ceases to have a controlling financial interest in the asset and has transferred control of the asset and generally requires full gain be recognition.
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
		October 2018	The Company early adopted ASU No. 2017-12 on a modified retrospective basis. The Company determined that this standard did not have a significant impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters

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
January 2020
The Company is continuing to evaluate this guidance, but expects the standard to only impact fair value measurement disclosures and therefore should have no impact on the Company's financial position, results of operations, or cash flows.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

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

Lessee Accounting:
The new standard establishes a right of- use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

Lessor Accounting
Topic 842 requires lessors to classify leases as a sales-type, direct financing, or operating lease. A lease is a sales-type lease if any one of five criteria are met, each of which indicate that the lease, in effect, transfers control of the underlying asset to the lessee. If none of those five criteria are met, but two additional criteria are both met, indicating that the lessor has transferred substantially all the risks and benefits of the underlying asset to the lessee and a third party, the lease is a direct financing lease. All leases that are not sales-type or direct financing leases are operating leases.

The new standard also includes a change to the treatment of internal leasing costs and legal costs, which can no longer be capitalized. Only incremental costs of a lease that would not have been incurred if the lease had not been obtained may be deferred as initial direct costs.
January 2019
The Company will adopt the new standard and related updates on a modified retrospective basis on January 1, 2019 and will apply the effective date method in which the elected practical expedients will be applied consistently to all leases commenced before the effective date of January 1, 2019. The Company's comparative periods will not be restated.

As a lessee, the most significant impact to the Company will be the recognition of a new operating lease ROU asset and lease liability on the consolidated balance sheet of approximately $3,000, which was estimated by utilizing an average discount rate of approximately 4.4%, reflecting the Company's incremental borrowing rate. The Company intends to record the ROU asset and lease liability associated with the Company’s corporate office and ground lease arrangements as of December 31, 2018.

As a lessor, the Company's existing leases will continue to be classified as operating leases. Leases entered into after the effective date of the new standard may be classified as operating or sales-type leases, based on specific classification criteria. The Company believes that substantially all of the Company's leases will continue to be classified as operating leases under the new standard. Operating leases will continue to have a similar pattern of recognition as under current GAAP. Sales-type lease accounting, however, will result in the recognition of selling-profit at lease commencement, with interest income recognized over the life of the lease.

As a lessor, the Company will elect the accounting policy, among others, to not separate lease and non-lease components for all qualifying leases. In effect, this will generally relieve the Company from the requirement to account for certain consideration under the new revenue standard. While the timing of recognition should remain the same, the Company expects to no longer present rental income and tenant recovery income separately on the consolidated statements of operations and comprehensive income beginning January 1, 2019.

Due to the new standard’s narrowed definition of initial direct costs, the Company expects to expense as incurred certain lease origination costs currently capitalized and amortized to expense over the lease term. Any costs no longer qualifying as initial direct costs will result in an increase to general and administrative expense on the consolidated statements of operations and comprehensive income in the period of adoption and prospectively. However, the Company does not believe this change will have a material impact on its consolidated financial statements.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are either not relevant to the Company, or are not expected to have a material effect on the consolidated financial statements of the Company.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

3. Revenue Recognition
Operating Leases
The majority of revenue recognized from the Company’s retail properties consists of rents received under long-term operating leases. In addition to base rent paid monthly in advance, some leases provide for the reimbursement of the tenant’s pro rata share of certain operating expenses incurred by the landlord including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees and certain capital repairs, subject to the terms of the respective lease. Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy. Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations and comprehensive income. Under leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included within property operating expenses or real estate taxes and reimbursements are included in tenant recovery income on the consolidated statements of operations and comprehensive income. The remaining lease terms range from one year to forty-one years.
Minimum lease payments to be received under long-term operating leases and short-term specialty leases, excluding additional percentage rent based on tenants' sales volume and tenant reimbursements of certain operating expenses, and assuming no exercise of renewal options or early termination rights, are as follows:

For the year ending December 31,	Minimum Lease Payments
2019	$151,874
2020	139,290
2021	124,366
2022	103,204
2023	83,744
Thereafter	282,629
Total	$885,107

Contracts with Customers

During the years ended December 31, 2018, 2017 and 2016, the Company earned other fee income of $4,390, $4,222, and $4,348, respectively, which are fees derived from services provided to IAGM Retail Fund I, LLC ("IAGM"), an unconsolidated retail joint venture partnership between the Company as 55% owner and PGGM Private Real Estate Fund ("PGGM"), as disclosed in "Note 6. Investment in Consolidated and Unconsolidated Entities", and therefore deemed to be related party transactions. The property management, asset management, leasing and other services are provided over the term of the contract which has a remaining original duration through 2023. The Company had receivables of $778, $515 and $513 as of December 31, 2018, 2017 and 2016, respectively, which are included in deferred costs and other assets, net on the consolidated balance sheets. The following table reflects the disaggregation of other fee income:

	Year Ended December 31,
	2018	2017	2016
Property management fee	$2,626	$2,794	$2,701
Asset management fee	1,080	1,213	1,213
Leasing commissions and other fees	684	215	434
Other fee income	$4,390	$4,222	$4,348

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

4. Acquired Properties
The following table reflects the retail properties acquired, accounted for as asset acquisitions, during the year ended December 31, 2018:

Acquisition Date	Property	Metropolitan Statistical Area ("MSA")	Gross Acquisition Price	Square Feet
May 16, 2018	PGA Plaza (a)	Miami-Fort Lauderdale-West Palm Beach, FL	$88,000	120,000
May 30, 2018	Kennesaw Marketplace (a)	Atlanta-Sandy Springs-Roswell, GA	64,300	117,000
September 13, 2018	Kennesaw Marketplace, Phase 3	Atlanta-Sandy Springs-Roswell, GA	7,500	13,000
December 13, 2018	Peachland Promenade, Phase 2	Cape Coral-Fort Myers, FL	18,700	95,000
December 21, 2018	Sandy Plains Centre (a)	Atlanta-Sandy Springs-Roswell, GA	44,100	125,000
	Total		$222,600	470,000

(a)
These acquisitions were made through three consolidated VIEs and used to facilitate Reverse 1031 Exchanges. During the last quarter of 2018, the title of PGA Plaza and Kennesaw Marketplace transferred to the Company through the completions of an exchange and expiration of the 180-day waiting period, respectively.

The following table reflects the retail properties acquired, accounted for as asset acquisitions, during the year ended December 31, 2017:

Acquisition Date	Property	MSA	Gross Acquisition Price	Square Feet
January 6, 2017	Campus Marketplace (a)	San Diego-Carlsbad, CA	$73,350	144,000
February 1, 2017	Paraiso Parc and Westfork Plaza	Miami-Fort Lauderdale-West Palm Beach, FL	163,000	393,000
February 21, 2017	The Shops at Town Center	Washington-Arlington-Alexandria, DC-VA-MD-WV	53,550	125,000
August 14, 2017	Cary Park Town Center	Raleigh-Cary, NC	25,000	93,000
August 18, 2017	The Parke	Austin-Round Rock, TX	112,250	364,000
August 18, 2017	The Plaza Midtown	Atlanta-Sandy Springs-Roswell, GA	31,800	70,000
September 14, 2017	River Oaks (b)	San Jose-Sunnyvale-Santa Clara, CA	115,000	275,000
September 21, 2017	Kyle Marketplace (b)	Austin-Round Rock, TX	59,475	226,000
	Total		$633,425	1,690,000

(a)
As part of this acquisition, the Company assumed mortgage debt of $41,717 as reported within non-cash financing activities on the consolidated statements of cash flows for the year ended December 31, 2017.

(b)
These asset acquisitions were structured as Reverse 1031 Exchanges. During the first quarter of 2018, the title of Kyle Marketplace and River Oaks transferred to the Company through the completion of an exchange and expiration of the 180-day waiting period, respectively.

The Company incurred transaction costs of $430 and $1,911 during the years ended December 31, 2018 and 2017, which were capitalized and included in building and other improvements on the Company's consolidated balance sheets.
The following table summarizes the estimated fair value of the retail properties' assets acquired and liabilities assumed for the years ended December 31, 2018 and 2017:

	2018 Acquisitions	2017 Acquisitions
Land	$40,435	$125,990
Building and other improvements	166,058	440,204
Total investment properties	206,493	566,194
Intangible assets (a)	21,584	69,306
Intangible liabilities (b)	(6,215)	(19,099)
Net other assets and liabilities	738	17,024
Total fair value of assets acquired and liabilities assumed	$222,600	$633,425

(a)	Intangible assets include in-place leases and above-market leases.

(b)	Intangible liabilities include below-market leases.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

5. Disposed Properties
Continuing operations
The following retail properties were disposed of during the year ended December 31, 2018:

Date	Property	Square Feet	Gross Disposition Price	Gain (Loss) on Sale and Transfer of Investment Properties, net	Gain (Loss) on Extinguishment of Debt (d)
January 9, 2018	Sherman Town Center I & II	485,000	$63,000	$12,382	$—
January 25, 2018	Grafton Commons	239,000	33,500	6,564	—
March 8, 2018	Lakeport Commons	283,000	31,000	(666)	—
March 21, 2018	Stonecrest Marketplace (a)	265,000	—	1,777	10,752
March 31, 2018	Northwest Marketplace (b)	—	—	248	—
April 17, 2018	Market at Morse/Hamilton	45,000	10,000	1,592	—
May 24, 2018	Siegen Plaza	156,000	29,000	3,849	(54)
June 20, 2018	Tomball Town Center	67,000	22,750	7,184	—
June 26, 2018	Bellerive Plaza (c)	76,000	—	(22)	1,694
June 28, 2018	Parkway Centre North	143,000	23,700	5,357	(1,695)
September 14, 2018	Tulsa Hills	473,000	70,000	13,476	—
October 5, 2018	McKinney Town Center	243,000	51,000	15,430	—
October 5, 2018	Riverstone Shopping Center	273,000	27,750	(320)	(1,540)
October 23, 2018	Hiram Pavilion	363,000	44,350	22,124	—
November 19, 2018	Poplin Place	228,000	28,300	2,841	—
November 20, 2018	Walden Park	34,000	5,325	5	—
December 20, 2018	Streets of Cranberry	108,000	26,500	3,276	—
		3,481,000	$466,175	$95,097	$9,157

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

(d)
In addition to the gain or loss on extinguishment of debt recognized as a result of the disposition of retail properties, the Company extinguished an additional loan on a retail property resulting in a loss on debt extinguishment of $4.

In aggregate, the Company recognized net proceeds of $430,514 from the sales, surrender, and condemnation of these retail properties on the consolidated statement of cash flows during the year ended December 31, 2018.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

The following retail properties were disposed of during the year ended December 31, 2017:

Date	Property	Square Feet	Gross Disposition Price	Gain (Loss) on Sale and Transfer of Investment Properties, net	Gain (Loss) on Extinguishment of Debt
January 10, 2017	Penn Park	242,000	$29,050	$1,021	$—
May 17, 2017	Intech Retail (a)	—	—	(52)	882
May 19, 2017	Sparks Crossing	336,000	40,280	10,559	—
June 23, 2017	Lincoln Village	164,000	30,000	2,355	—
June 30, 2017	Market at Westlake (b)	—	—	473	—
July 31, 2017	Pavilions at Hartman Heritage	223,000	21,700	(1,736)	—
July 31, 2017	Legacy Crossing	134,000	10,250	(211)	(1)
September 28, 2017	Heritage Plaza	132,000	21,350	9,189	(41)
November 7, 2017	Crossroads at Chesapeake (c)	—	1,250	834	—
December 21, 2017	Scofield Crossing (d)	—	2,936	2,247	—
December 28, 2017	Dothan Plaza	327,000	33,750	(613)	—
		1,558,000	$190,566	$24,066	$840

(a)
On May 17, 2017, the Company surrendered Intech Retail, with a carrying value of $2,338, to the lender in satisfaction of non-recourse debt with an initial maturity date of November 1, 2016 and recognized a loss on transfer of assets, net, of $52. The Company is not aware of any material outstanding commitments and contingencies related to Intech Retail.

(b)	The Company recognized a gain on sale of $473 related to the completion of a partial condemnation at this retail property.

(c)	The Company recognized a gain on sale of $834 from the disposal of a single-user outparcel at this retail property.

(d)	The Company recognized a gain on sale of $2,247 from the disposal of a single-user outparcel at this retail property.
In aggregate, the Company recognized net proceeds of $233,686 from the sales, surrender, and condemnation of these retail properties and the disposition of Worldgate Plaza on the consolidated statement of cash flows during the year ended December 31, 2017.
Discontinued operations
On August 30, 2017, the Company sold Worldgate Plaza for a gross disposition price of $53,500, and recognized a gain on the sale of this property of $10,115 as part of income from discontinued operations on the 2017 consolidated statements of operations and comprehensive income. Discontinued operations for the year ended December 31, 2016 also includes Highlands and University House.

	Year ended December 31,
	2017	2016
Total income	$3,935	$92,329
Depreciation and amortization expense	1,205	32,667
Other expenses	2,308	36,487
Provision for asset impairment	—	106,514
Operating income (loss) from discontinued operations	422	(83,339)
Interest expense, income taxes, and other miscellaneous income	(6,696)	(17,983)
Equity in losses of unconsolidated entity	—	(19)
Gain on sale of investment in unconsolidated entity	—	1,434
Gain on sale of properties, net	10,115	236,256
Loss on extinguishment of debt	(2)	(2,826)
Net income from discontinued operations	3,839	133,523
Net income from discontinued operations attributable to Company	$3,839	$133,523
Weighted average number of common shares outstanding, basic and diluted	773,445,341	854,638,497
Net income per common share, from discontinued operations, basic and diluted	$—	$0.15

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

6. Investment in Consolidated and Unconsolidated Entities
Consolidated Entities
At December 31, 2018, Sandy Plains Centre was the Company's only VIE through an active Reverse 1031 Exchange. As of December 31, 2017, River Oaks and Kyle Marketplace were the Company's only VIEs through active Reverse 1031 Exchanges. The following were the assets and liabilities of the consolidated VIEs. The liabilities of the VIEs are not recourse to the Company, and the assets must be used first to settle obligations of the VIEs.

	December 31, 2018	December 31, 2017
Net investment properties	$39,634	$165,875
Other assets	4,457	18,630
Total assets	44,091	184,505
Other liabilities	385	11,343
Total liabilities	385	11,343
Net assets	$43,706	$173,162
During the year ended December 31, 2017, the Company acquired The Plaza Midtown (see "Note 4. Acquired Properties"), consisting of wholly owned multi-tenant retail space, and an undivided interest in certain common elements as tenants-in-common. The common elements primarily consist of a parking garage adjacent to the wholly owned multi-tenant retail space. The ownership of The Plaza Midtown's common elements was deemed to not be subject to joint control, as the other tenant-in-common lacked the ability to effectively participate in the decisions that most significantly impact economic performance of The Plaza Midtown's common elements. Accordingly, the Company has applied proportionate consolidation of the common elements. The parking garage had an estimated proportionate fair value of $10,790, which has been recognized in land and building and other improvements of $1,963 and $8,827, respectively, as of the acquisition date. All intercompany transactions and balances have been eliminated in consolidation.
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

			Carrying Value of
			Investment at December 31,
Entity	Description	Ownership %	2018	2017
IAGM Retail Fund I, LLC (a)	Multi-tenant retail shopping centers	55%	$126,195	$123,693
Downtown Railyard Venture, LLC (b)	Land development	90%	30,049	57,183
Other unconsolidated entities	Various real estate investments	Various	(112)	(112)
			$156,132	$180,764

(a)
On April 17, 2013, the Company entered into a joint venture, IAGM, for the purpose of acquiring, owning, managing, supervising, and disposing of properties and sharing in the profits and losses from those properties and its activities. The Company is the managing member of IAGM, responsible for the day-to-day activities and earns fees for venture management, property management, leasing and other services provided.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

The Company contributed 14 properties to IAGM during the year ended December 31, 2013, and treated the contribution as a partial sale under ASC 360-20, Property, Plant and Equipment - Real Estate Sales, and deferred an aggregate gain of $15,625 as a result of the property sales into the joint venture. Through December 31, 2017, the Company was amortizing the basis adjustment over 30 years, consistent with the depreciation period of the investee's underlying assets. In accordance with the provisions of ASU No. 2017-05, full gain recognition may be required for property sales in which the Company has continuing involvement, where those gains may have been deferred under prior GAAP. As of January 1, 2018, with the adoption of ASU No. 2017-05, the Company's remaining $12,756 of the aforementioned deferred gain has been recognized through beginning distributions in excess of accumulated net income.

(b)
On September 30, 2015, the Company was admitted as a member to Downtown Railyard Venture, LLC ("DRV"), which is a joint venture established in order to develop and sell a land development in Sacramento, California. Simultaneously, the Company structured and closed the sale of a non-core land development to DRV, which for accounting purposes is treated as a contribution of the land development to DRV in exchange for an equity interest of $46,174 in DRV. Concurrent with the formation of the joint venture, and included in the basis of the Company's investment in DRV, the Company established an $18,088 loan to DRV at a 4.0% interest rate, compounded annually. The loan matures on June 30, 2023. The Company's ownership percentage in DRV is based upon a waterfall calculation outlined in the operating agreement. The joint venture partner is the developer and managing member of DRV, responsible for the day-to-day activities and earns fees for managing the venture.

During the year ended December 31, 2018, the Company recorded an other-than-temporary impairment of $29,933 on DRV, as disclosed in "Note 10. Fair Value Measurements." During the years ended December 31, 2017 and 2016, the Company recorded no impairment on its unconsolidated entities. During the year ended December 31, 2017, the Company received a final distribution from one unconsolidated entity of $366, which reduced the Company's investment in the unconsolidated entity to zero as of December 31, 2017. No gain or loss was recognized as part of the transaction.
During the year ended December 31, 2016, a gain on the sale of a joint venture for the development of a student housing community of $1,434 was recorded and is included as part of net income from discontinued operations on the consolidated statements of operations and comprehensive income as the Company's exit from the student housing market is a strategic shift that has had a major effect on the Company's operations and financial results.
During the year ended December 31, 2018, IAGM recognized a provision for asset impairment of $3,673 on three retail properties and a loss on sale of $4,135 on two retail properties. For the year ended December 31, 2018, the Company's share of IAGM's provision for asset impairment and loss on sale was $2,020 and $2,274, respectively.
Combined Financial Information
The following tables present the combined financial information for the Company’s investments in unconsolidated entities.

	As of
	December 31, 2018	December 31, 2017
	(unaudited)	(unaudited)
Assets:
Real estate assets, net of accumulated depreciation	$494,583	$586,671
Other assets	103,565	73,423
Total assets	598,148	660,094
Liabilities and equity:
Mortgage debt, net	272,629	311,574
Other liabilities	42,569	49,032
Equity	282,950	299,488
Total liabilities and equity	598,148	660,094
Company’s share of equity	185,814	193,572
Impairment of investment in unconsolidated entity	(29,933)	—
Cost of investments in excess of the Company's share of underlying net book value, net of accumulated amortization of $0 and $2,647, respectively.	251	(12,808)
Carrying value of investments in unconsolidated entities	$156,132	$180,764

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

	Year ended December 31,
	2018	2017	2016
	(unaudited)	(unaudited)	(unaudited)

Revenues	$58,322	$62,367	$70,385
Expenses:
Depreciation and amortization	21,001	26,860	27,209
Operating expenses, ground rent and general and administrative expenses	19,732	22,304	21,671
Provision for asset impairment	3,673	4,745	—
Total operating expenses	44,406	53,909	48,880
Operating income	13,916	8,458	21,505
Interest expense and loan cost amortization	(13,205)	(13,419)	(13,015)
(Loss) gain on sale of real estate	(4,123)	434	—
Loss on debt extinguishment	(20)	—	—
Net (loss) income	$(3,432)	$(4,527)	$8,490

Company's share of net (loss) income, net of excess basis depreciation of $0, $520, and $520, respectively	$(1,870)	$(1,930)	$4,109
Distributions from unconsolidated entities in excess of the investments' carrying value	410	1,126	5,190
Impairment of investment in unconsolidated entity	(29,933)	—	—
Equity in (losses) earnings and (impairment), net, of unconsolidated entities	$(31,393)	$(804)	$9,299
The following table shows the scheduled maturities of the Company's unconsolidated entities' total third party mortgage debt of $275,308 as of December 31, 2018, for each of the next five years, and thereafter:

	Maturities during the year ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Mortgages payable	$31,353	$—	$23,150	$—	$180,125	$40,680	$275,308
On June 30, 2018, IAGM entered into a one year extension on a non-recourse mortgage loan with a balance of $15,103 related to one retail property.
On October 5, 2018, IAGM disposed of Victory Lakes Shopping Center and used proceeds from the sale to extinguish $38,300 of mortgages payable at two retail properties maturing in 2018 and pay down $3,830 of mortgages payable at six retail properties.
On November 2, 2018, IAGM entered into a senior secured term loan facility of $152,000 to refinance its mortgages payable maturing in 2018. The senior secured term loan facility matures in November 2023 and contains two twelve-month extension options that IAGM may exercise upon payment of an extension fee equal to 0.10% of the total commitment amount on the first day of the extension term and subject to certain other conditions. The senior secured term loan facility bears interest at a rate equal to the London Inter-bank Offered Rate ("LIBOR") daily floating rate plus 1.55% and requires the maintenance of certain financial covenants. As a result of the refinance, the outstanding mortgages payable increased $5,205. As a result of this refinance, no IAGM mortgages payable are recourse to the Company.
It is anticipated that the joint ventures will be able to repay, refinance or extend all of their debt on a timely basis.
7. Investment in Marketable Securities
The Company sold substantially all remaining marketable securities during the year ended December 31, 2018. Investment in marketable securities of $4,758 at December 31, 2017 consisted primarily of preferred and common stock investments in other REITs and certain real estate related bonds which are classified as available-for-sale securities and recorded at fair value. The cost basis, net of impairments of available-for-sale securities, was $4,482 at December 31, 2017.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Prior to the adoption of ASU No. 2016-01 on January 1, 2018, changes in the fair value of the Company's marketable securities, representing unrealized holding gains and losses on available-for-sale securities, were reported as a separate component of comprehensive income until realized. As of December 31, 2017 and 2016, the Company reported net accumulated comprehensive income related to its marketable securities of $275 and $58,572, respectively, which includes gross unrealized losses of $72 and $598, respectively. Securities with gross unrealized losses have a related fair value of $3,276 as of December 31, 2017.
During the year ended December 31, 2016, an other-than-temporary impairment to available-for-sale securities of $1,327 was recorded on one security which is included as a component of realized and unrealized investment gains and (impairment), net on the consolidated statements of operations and comprehensive income. During the year ended December 31, 2017 the Company recorded no impairment on available-for-sale securities.
Dividend income is recognized when received. During the years ended December 31, 2018, 2017 and 2016, dividend income from marketable securities of $181, $2,857 and $10,490, respectively, was recognized and is included as a part of continuing operations in interest and dividend income on the consolidated statements of operations and comprehensive income.
8. Intangible Assets, Liabilities, and Deferred Leasing Costs
The following table summarizes the Company’s identified intangible assets, liabilities, and deferred leasing costs as of December 31, 2018 and 2017.

	As of December 31,
	2018	2017
Intangible assets:
Acquired in-place leases	$156,004	$226,515
Acquired above-market leases	22,353	29,670
Intangible assets	178,357	256,185
Accumulated amortization:
Accumulated amortization, acquired in-place leases	(58,203)	(123,043)
Accumulated amortization, above-market leases	(12,149)	(17,731)
Accumulated amortization	(70,352)	(140,774)
Intangible assets, net	$108,005	$115,411

Intangible liabilities:
Acquired below-market leases	$74,312	$80,862
Accumulated amortization, acquired below-market leases	(27,327)	(27,330)
Intangible liabilities, net	$46,985	$53,532

Deferred leasing costs:
Leasing costs	$18,236	$17,355
Accumulated amortization	(8,018)	(8,642)
Deferred leasing costs, net	$10,218	$8,713
The values of above-market leases are recorded as intangible assets, net, on the consolidated balance sheets, and are amortized as a decrease to rental income over the remaining term of the associated tenant lease. The values, if any, associated with in-place leases are recorded in intangible assets, net on the consolidated balance sheets, and are amortized to depreciation and amortization expense on the consolidated statements of operations and comprehensive income over the remaining term of the associated tenant lease.
The values of below-market leases are recorded as intangible liabilities, net, on the consolidated balance sheets and are amortized as an increase to rental income over the remaining term of the associated tenant lease. The difference between the contractual rental rates and the Company's estimate of market rental rates is measured over a period equal to the remaining non-cancelable term of the leases, including below-market renewal options, if reasonably assured. For the amortization period, the

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

remaining term of leases will include renewal options that are at terms below-market if it is reasonably assured the options will be exercised.
The values of deferred leasing costs are recorded as deferred costs and other assets, net on the consolidated balance sheets and are amortized to depreciation and amortization expense on the consolidated statements of operations and comprehensive income over the remaining term of the associated tenant lease.
The following table provides a summary of the amortization related to intangible assets, liabilities, and deferred leasing costs for the years ended December 31, 2018, 2017 and 2016:

	Year ended December 31,
	2018	2017	2016
Intangible assets:
In-place lease intangibles (a)	$22,523	$22,580	$18,298
Above-market leases (b)	3,036	3,053	2,581
Amortization of intangible assets	$25,559	$25,633	$20,879
Intangible liabilities:
Amortization of below-market leases (c)	$8,570	$8,563	$6,676
Deferred leasing costs:
Amortization of deferred leasing costs (a)	$2,036	$1,806	$1,703

(a)	Amounts are recorded as depreciation and amortization.

(b)	Amounts are recorded as a reduction to rental income.

(c)	Amounts are recorded as an increase to rental income.
The following table provides a summary of the amortization during the next five years and thereafter related to deferred costs and intangible assets and liabilities as of December 31, 2018:

Year ending December 31,	In-place leases	Above market leases	Deferred leasing costs	Below market leases
2019	$19,243	$2,220	$2,475	$7,349
2020	16,114	1,870	1,724	6,596
2021	12,794	1,512	1,581	5,578
2022	9,742	982	1,369	4,478
2023	8,000	777	966	3,438
Thereafter	31,908	2,843	2,103	19,546
Total	$97,801	$10,204	$10,218	$46,985

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

9. Debt
As of December 31, 2018, the Company's total debt, net, was $561,782, which consists of mortgages payable, net, of $212,927 and credit agreements, net, of $348,855. The Company believes that it has the ability to repay, refinance or extend any of its debt, and that it has adequate sources of funds to meet short-term cash needs related to its mortgages payable and credit agreements. It is anticipated that the Company will use proceeds from property sales, cash on hand, and available capacity on credit agreements, if any, to repay, refinance or extend the mortgages payable maturing in the near term.
Mortgages payable
As of December 31, 2018 and 2017, the Company had the following mortgages payable outstanding:

	December 31, 2018	December 31, 2017
Mortgages payable (a)	$213,925	$370,804
Premium, net of accumulated amortization	239	478
Discount, net of accumulated amortization	(158)	(195)
Debt issuance costs, net of accumulated amortization	(1,079)	(1,611)
Total mortgages payable, net	$212,927	$369,476

(a)
Mortgages payable had fixed interest rates ranging from 3.49% to 5.49%, with a weighted average interest rate of 4.33% as of December 31, 2018, and 3.49% to 10.45% (for both conforming loans and loans in default), with a weighted average interest rate of 5.13% as of December 31, 2017.

Some of the mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions and distribution limitations. As of December 31, 2018, the Company was in compliance with all mortgage loan requirements.
As of December 31, 2017, the Company was in compliance with all mortgage loan requirements except two non-recourse loans in default and receivership, Stonecrest Marketplace and Bellerive Plaza. During the year ended December 31, 2018, these properties were surrendered to the lender in satisfaction of non-recourse debt as disclosed in "Note 5. Disposed Properties".
The following table shows the scheduled maturities of the Company's mortgages payable as of December 31, 2018, for each of the next five years, and thereafter:

	Maturities during the year ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Mortgages payable	$—	$41,000	$12,557	$50,748	$41,740	$67,880	$213,925
Credit agreements
Unsecured term loans
On December 21, 2018, the Company entered into an amended and restated unsecured term loan credit agreement with a syndicate of lenders led by Wells Fargo Bank, National Association, as administrative agent (the "Term Loan Agreement"). The Term Loan Agreement, which amends and restates the Company’s prior term loan agreement in its entirety, provides for $400,000 in unsecured term loans. The Term Loan Agreement consists of two tranches of term loans: a $250,000 5-year tranche maturing on December 21, 2023 and a $150,000 5.5-year tranche maturing on June 21, 2024. Interest rates are based on the Company's total leverage ratio or, at the Company's one-time irrevocable option, upon achievement of an investment grade credit rating. Based upon the Company's total leverage ratio, as of December 31, 2018, the outstanding 5-year tranche loans bear interest at a rate of 1-Month LIBOR plus 1.20% and the outstanding 5.5-year tranche loans bear interest at a rate of 1-Month LIBOR plus 1.20%. An unused fee is charged on the unused portion of the term loans at a rate ranging from 0.15% to 0.25% depending on the Company’s total leverage ratio. Based on the Company's total leverage ratio, as of December 31, 2018, the unused fee was 0.15%.
As of the closing date of the Term Loan Agreement, the Company borrowed $226,000 under the 5-year tranche and $126,000 under the 5.5-year tranche, of which $26,000 from each tranche was used to pay off a $52,000 outstanding unsecured revolving

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

line of credit balance that was borrowed on July 12, 2018. As of December 31, 2018, the Company had $24,000 available for borrowing under the 5-year tranche and $24,000 available for borrowing under the 5.5-year tranche.
On November 5, 2015, the Company entered into a term loan credit agreement for a $300,000 unsecured credit facility with an accordion feature that allowed the Company to increase the size of the unsecured term loan credit facility to $600,000, subject to certain conditions. The term loan credit facility is subject to maintenance of certain financial covenants. As of December 31, 2017, the Company was in compliance with all of the covenants and default provisions under the credit agreement.
Unsecured revolving line of credit
On December 21, 2018, the Company entered into a second amended and restated unsecured revolving credit agreement with a syndicate of lenders led by KeyBank National Association, as administrative agent (the "Revolving Credit Agreement"). The Revolving Credit Agreement, which amends and restates the Company’s prior revolving credit agreement in its entirety, provides for a $350,000 unsecured revolving line of credit. The Revolving Credit Agreement has a 4-year term maturing on December 21, 2022 with two six month extension options. Interest rates are based on the Company's total leverage ratio or, at the Company's one-time irrevocable option, upon achievement of an investment grade credit rating. Based upon the Company's total leverage ratio, as of December 31, 2018, outstanding revolving loans bear interest at a rate of LIBOR plus 1.05%. A facility fee accrues on the aggregate commitments at a rate ranging from 0.15% to 0.30% depending on the Company’s total leverage ratio. Based on the Company's total leverage ratio, as of December 31, 2018, the facility fee was 0.15%. As of December 31, 2018, the Company had $350,000 available for borrowing under the Revolving Credit Agreement.
On February 3, 2015, the Company entered into an amended and restated credit agreement for a $300,000 unsecured revolving line of credit with an accordion feature that allows the Company to increase the size of its unsecured line of credit up to $600,000, subject to certain conditions. The unsecured revolving line of credit matures on February 2, 2019 and contains one twelve-month extension option that the Company may exercise upon payment of an extension fee equal to 0.15% of the commitment amount on the maturity date and subject to certain other conditions. The unsecured revolving line of credit bears interest at a rate equal to 1-Month LIBOR plus 1.40% and requires the maintenance of certain financial covenants. On July 12, 2018, the Company drew $52,000 on the unsecured revolving line of credit to repay some of the Company's mortgages payable.
As of December 31, 2018, the Company had the following borrowings outstanding under its unsecured term loans:

	Principal Balance	Interest Rate	Maturity Date
$250.0 million 5 year - swapped to fixed rate (a)	$90,000	2.5510%	December 21, 2023
$250.0 million 5 year - swapped to fixed rate (b)	60,000	2.5525%	December 21, 2023
$250.0 million 5 year - variable rate (c)	50,000	3.5493%	December 21, 2023
$250.0 million 5 year - variable rate (d)	26,000	3.6794%	December 21, 2023
$150.0 million 5.5 year - variable rate (c)	100,000	3.5493%	June 21, 2024
$150.0 million 5.5 year - variable rate (d)	26,000	3.6794%	June 21, 2024
Total unsecured term loans	352,000
Issuance costs, net of accumulated amortization (e)	(3,145)
Total outstanding credit agreements, net	$348,855

(a)
The Company swapped $90,000 of variable rate debt at an interest rate of 1-Month LIBOR plus 1.2% to a fixed rate of 2.5510%. The swap has an effective date of December 10, 2015, a termination date of December 1, 2019, and a notional amount of $90,000.

(b)
The Company swapped $60,000 of variable rate debt at an interest rate of 1-Month LIBOR plus 1.2% to a fixed rate of 2.5525%. The swap has an effective date of December 10, 2015, a termination date of December 1, 2019, and a notional amount of $60,000.

(c)	Interest rate reflects 1-Month LIBOR plus 1.20% as of December 3, 2018.

(d)	Interest rate reflects 1-Month LIBOR plus 1.20% as of December 21, 2018.

(e)
Reflects issuance costs, net of accumulated amortization, of $1,966 related to the December 21, 2018 term loans, and $1,179 related to the November 5, 2015 term loans. In accordance with the Company's accounting policy for debt modification, the Company did not write-off the issuance costs associated with the modification of the November 5, 2015 term loans as it did not meet the criteria of a substantial modification.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

As of December 31, 2017, the Company had the following borrowings outstanding under its unsecured term loan:

	Principal Balance	Interest Rate	Maturity Date
5 year - swapped to fixed rate (a)	$90,000	2.6510%	January 15, 2021
5 year - swapped to fixed rate (b)	60,000	2.6525%	January 15, 2021
5 year - variable rate (c)	50,000	2.6607%	January 15, 2021
7 year - variable rate (d)	100,000	2.9607%	November 5, 2022
Total unsecured term loans	300,000
Issuance costs, net of accumulated amortization	(1,615)
Total outstanding credit agreements, net	$298,385

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

(c)	Interest rate reflects 1-Month LIBOR plus 1.3% as of December 31, 2017.

(d)	Interest rate reflects 1-Month LIBOR plus 1.6% as of December 31, 2017.
For the years ending December 31, 2018 and 2017, each of the Company's interest rate swaps are in an asset position and included within deferred costs and other assets, net on the accompanying consolidated balance sheets. The Company has designated these interest rate swaps as cash flow hedges. The following table represents the effect of the derivative financial instruments on the accompanying consolidated financial statements:

Location and amount of gain recognized in accumulated comprehensive income				Location and amount of gain (loss) reclassified from accumulated comprehensive income into net income				Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded
	2018	2017	2016		2018	2017	2016		2018	2017	2016
Unrealized gain on derivatives	$923	1,183	623	Interest expense, net	$956	(423)	(1,295)	Interest expense, net	$24,943	30,155	44,135
As the Company's interest rate swaps have a termination date of December 1, 2019, all net deferred amounts in accumulated comprehensive income will be reclassified into earnings during the next 11 months. As of December 31, 2018 and 2017, the Company's interest rate swap agreements had a notional value of $150,000.
10. Fair Value Measurements
In accordance with ASC 820, Fair Value Measurement and Disclosures, the Company defines fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of the three broad levels described below:

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

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Recurring Measurements
For assets and liabilities measured at fair value on a recurring basis, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3
Derivative interest rate swaps	$—	$1,637	$—
Total assets	$—	$1,637	$—

	Fair Value Measurements at December 31, 2017
	Level 1	Level 2	Level 3
Available-for-sale marketable securities	$4,431	$—	$—
Real estate related bonds	—	327	—
Derivative interest rate swaps	—	1,670	—
Total assets	$4,431	$1,997	$—
Level 1
At December 31, 2018, the Company had no level one recurring fair value measurements. At December 31, 2017 the fair value of the marketable equity securities has been determined based upon quoted market prices.
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
As of December 31, 2018 and 2017, the Company determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company's derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Level 3
At December 31, 2018 and 2017, the Company had no level three recurring fair value measurements.
Non-Recurring measurements
Investment properties, continuing operations
During the year ended December 31, 2018, the Company identified three retail properties that had reductions in the expected holding periods. The Company's estimated fair value was based on executed purchase contracts. The Company recorded a provision for asset impairment of $3,510 on three retail properties on the consolidated statement of operations and comprehensive income for the year ended December 31, 2018.
During the year ended December 31, 2017, the Company identified certain retail properties that had reductions in the expected holding periods and reviewed the probability of these properties' disposition. The Company's estimated fair value relating to the investment retail properties' impairment analyses were based on, as applicable to the particular retail property, purchase contracts, broker opinions of value, letters of intent and 10-year discounted cash flow models, which include estimated inflows and outflows over a specific holding period and estimated net disposition proceeds at the end of the 10-year period. The discounted cash flow models consist of observable inputs such as contractual revenues and unobservable inputs such as forecasted revenues and expenses and estimated net disposition proceeds at the end of the 10-year period. These unobservable inputs are based on market conditions and the Company’s expected growth rates. Capitalization rates ranging from 7.00% to

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

8.00% and discount rates ranging from 8.00% to 9.00% were utilized in the 10-year discounted cash flow model and were based upon observable rates that the Company believed to be within a reasonable range of current market rates. As a result of these analyses, the Company recorded a provision for asset impairment of $27,754 on six retail properties on the consolidated statement of operations and comprehensive income for the year ended December 31, 2017.
During the year ended December 31, 2016, the Company identified certain retail properties that had reductions in the expected holding period and reviewed the probability of these properties' disposition. The Company's estimated fair value relating to the investment properties' impairment analyses were based on, as applicable to the particular retail property, purchase contracts and a 10-year discounted cash flow model. Capitalization rates ranging from 6.00% to 7.00% and discount rates ranging from 7.00% to 8.00% were utilized in the 10-year discounted cash flow model and were based upon observable rates that the Company believed to be within a reasonable range of current market rates. As a result of these analyses, the Company recorded a provision for asset impairment of $11,208 on three retail properties on the consolidated statement of operations and comprehensive income for the year ended December 31, 2016.
Investment properties, discontinued operations
In connection with the Highlands spin-off in 2016, the Company evaluated Highlands as a disposal group for impairment. The Company's estimated fair value relating to the disposal group's impairment analysis was based on 10-year discounted cash flow models, which included contractual inflows and outflows over a specific holding period. The cash flows consisted of observable inputs such as contractual revenues and unobservable inputs forecasted revenues and expenses. These unobservable inputs were based on market conditions and the Company's expected growth rates. As of the spin-off date, capitalization rates ranging from 6.75% to 10.00% and discount rates ranging from 7.75% to 15.25% were utilized in the model and were based upon observable rates that the Company believed to be within a reasonable range of current market rates. As a result of this analysis, the Company recorded a provision for asset impairment related to Highlands of $76,583 in discontinued operations on the consolidated statement of operations and comprehensive income for the year ended December 31, 2016 as the net book value of the disposal group exceeded its estimated fair value.
During the year ended December 31, 2016, the Company identified one non-core office property with a reduced expected holding period based on a review of the probability of the property's disposition. The Company's estimated fair value relating to this property's impairment analysis was based on a ten-year undiscounted cash flow model. Capitalization rates ranging from 6.75% to 7.00% and discount rates ranging from 7.00% to 8.00% were utilized in the model and were based upon observable market rates that the Company believed to be within a reasonable range. As a result of this analysis, the Company recorded a provision for asset impairment on this non-core office property of $29,931 in discontinued operations on the consolidated statement of operations and comprehensive income for the year ended December 31, 2016, resulting in a total provision for asset impairment of $106,514 in discontinued operations on the consolidated statement of operations and comprehensive income for the year ended December 31, 2016.
Investment in unconsolidated entities
During the year ended December 31, 2018, the Company evaluated its investment in DRV for potential other-than-temporary impairment due to a reduction in expected holding period. The Company obtained a third-party independent appraisal to assist in establishing a range of estimated fair values of the underlying assets as of December 31, 2018. The Company's estimated fair value relating to its investment in DRV reflects the expected future cash distributions stemming from the value of the underlying assets at a point within that established range that management believes is most probable of realization, which, if liquidated, would result in an amount due to the Company based on the joint venture partners' respective waterfall distributions, pursuant to the terms of the Second Amended and Restated Limited Liability Company Agreement of DRV, dated as of September 30, 2015. The appraisal utilized a discounted cash flow model, which included inflows and outflows over a specific holding period. The cash flows consist of unobservable inputs such as forecasted revenues and expenses. These unobservable inputs are based on market conditions and expected growth rates. Capitalization rates ranging from 5.00% to 8.00% and discount rates ranging from 10.00% to 35.00% were utilized in the model and are based upon observable rates that the Company believes to be within a reasonable range of current market rates based on the nature of the underlying investment and associated risks. The Company selected the point within the range of estimated fair values established by the third-party independent appraisal that most appropriately reflects the underlying facts and circumstances of the investment, and as a result the Company recorded an other-than-temporary impairment of $29,933 related to DRV on the consolidated statement of operations and comprehensive income for the year ended December 31, 2018.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

The following table summarizes activity for the Company’s assets measured at fair value on a non-recurring basis and the related impairment losses for the years ended December 31, 2018, 2017, and 2016:

	As of December 31, 2018		As of December 31, 2017		As of December 31, 2016
	Level 3	Impairment Loss	Level 3	Impairment Loss	Level 3	Impairment Loss
Investment properties, continuing operations	$64,075	$3,510	$105,900	$27,754	$66,323	$11,208
Investment properties, discontinued operations	—	—	—	—	584,358	106,514
Investment in unconsolidated entities	30,049	29,933	—	—	—	—
Total		$33,443		$27,754		$117,722
Financial Instruments Not Measured at Fair Value
The following table represents the estimated fair value of financial instruments presented at carrying values in the consolidated financial statements as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$213,925	$212,572	$370,804	$372,962
Term loans	$352,000	$352,006	n/a	n/a
Line of credit and term loans	n/a	n/a	$300,000	$299,770
The Company estimated the fair value of its mortgages payable using a weighted average effective market interest rate of 4.38% as of December 31, 2018 compared to 4.20% as of December 31, 2017. The fair value estimate of the line of credit and term loans approximates the carrying value due to limited market volatility in pricing. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company's. As a result, the Company used a weighted average interest rate of 3.63% as of December 31, 2018 to estimate the fair value of its term loans, and 3.48% as of December 31, 2017 to estimate the fair value of its line of credit and term loans. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.
11. Income Taxes
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
The Company has elected to treat certain of its consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as TRSs pursuant to the Code. Among other activities, TRSs may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

The components of income tax expense for the years ended December 31, 2018, 2017, and 2016 are as follows:

	2018			2017			2016
	Federal	State	Total	Federal	State	Total	Federal	State	Total
Current	$(169)	$199	$30	$781	$543	$1,324	$130	$71	$201
Deferred	—	—	—	—	—	—	—	—	—
Income tax provision from continuing operations	$(169)	$199	$30	$781	$543	$1,324	$130	$71	$201
Income tax (benefit) provision from discontinued operations	$—	$—	$—	$(3)	$(5)	$(8)	$(1)	$268	$267
Deferred tax assets and liabilities are included within deferred costs and other assets and other liabilities in the consolidated balance sheets, respectively. The components of the deferred tax assets and liabilities at December 31, 2018 and 2017 were as follows:

	2018	2017
Basis difference on investment in unconsolidated entities (a) (b)	$27,351	$27,916
Total deferred tax assets	27,351	27,916
Less: Valuation allowance	(27,351)	(27,916)
Net deferred tax assets	—	—
Deferred tax liabilities	$—	$—

(a)	Primarily relates to the basis difference in land of a non-core land development held by DRV.

(b)
As a result of recent U.S. federal income tax reform, the Company has applied a federal corporate tax rate of 21% and a California state rate of 8.84% to determine deferred tax assets and liabilities at December 31, 2018.

Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversal of existing taxable temporary differences, future projected taxable income, and tax-planning strategies. Management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, accordingly, a valuation allowance of $27,351 has been recognized to reduce the deferred tax asset to zero at December 31, 2018.
Uncertain Tax Positions
The Company had no unrecognized tax benefits as of or during the three year period ended December 31, 2018. The Company expects no significant changes in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2018. The Company has accrued no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and comprehensive income for the years ended December 31, 2018, 2017 and 2016 or in the consolidated balance sheets as of December 31, 2018 and 2017. As of December 31, 2018, the Company’s 2016, 2015, and 2014 tax years remain subject to examination by U.S. and various state tax jurisdictions.
Distributions
For federal income tax purposes, distributions may consist of ordinary income, qualifying dividends, return of capital, capital gains or a combination thereof. Distributions to the extent of the Company’s current and accumulated earnings and profits for federal income tax purposes are taxable to the recipient as ordinary dividends, qualified dividends or capital gain distributions. Distributions in excess of these earnings and profits will constitute a non-taxable return of capital and will reduce the recipient’s basis in the shares. Distributions in excess of the Company’s current and accumulated earnings and profits and in excess of the recipient’s basis in the shares will be taxable as capital gain.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

A summary of the taxable nature of the Company’s common distributions paid for each of the years in the three year period ended December 31, 2018 is as follows:

	For the year ended December 31,
	2018	2017	2016
Ordinary income	$0.028	$—	$0.080
Capital gain	—	—	0.240
Return of capital	0.043	0.069	0.150
Total distributions per share	$0.071	$0.069	$0.470
12. Earnings Per Share and Equity Transactions
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

	Year ended December 31,
	2018	2017	2016
Numerator:
Net income from continuing operations	$83,849	$57,954	$119,199
Earnings allocated to unvested restricted shares	(95)	(15)	(10)
Net income from continuing operations attributable to common shareholders	$83,754	$57,939	$119,189
Net income from discontinued operations attributable to common shareholders	$—	$3,839	$133,523

Denominator:
Weighted average number of common shares outstanding - basic	761,139,011	773,445,341	854,638,497
Effect of unvested restricted shares	926,463	1,155,138	62,258
Weighted average number of common shares outstanding - diluted	762,065,474	774,600,479	854,700,755

Basic and diluted income per common share:
Net income from continuing operations per share	$0.11	$0.07	$0.14
Net income from discontinued operations per share	—	—	0.15
Net income per share	$0.11	$0.07	$0.29
On August 15, 2018, the Company announced and commenced a modified "Dutch Auction" tender offer (the "2018 Offer") to purchase for cash up to $75,000 in value of shares of the Company's common stock, par value $0.001 per share (the "Shares"), subject to its ability to increase the number of Shares accepted for payment by up to 2% of the Company's outstanding Shares. The Company exercised that option and increased the 2018 Offer by 10,706,774 shares, or $22,500, to avoid any proration for the stockholders tendering shares. The 2018 Offer expired on September 13, 2018.
As a result of the 2018 Offer, the Company accepted for purchase 46,559,289 shares of its common stock (which represented approximately 6.0% of the shares of common stock outstanding at the time) at a purchase price of $2.10 per share, for a cost of approximately $97,775, excluding fees and expenses. Aggregate costs of $98,491 were recorded as reductions to common stock and additional paid-in capital on the consolidated statements of equity for the year ended December 31, 2018.
On October 27, 2016, the Company announced and commenced a modified "Dutch Auction" tender offer (the "2016 Offer") to purchase for cash up to $200,000 in value of shares of the Company's common stock, par value $0.001 per share (the "2016 Shares"), subject to the Company's ability to increase the number of 2016 Shares accepted for payment in the 2016 Offer by up to 2% of the Company's outstanding 2016 Shares, without amending or extending the 2016 Offer in accordance with the rules

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

promulgated by the SEC. The Company exercised that option and increased the 2016 Offer by 14,186,716 shares, or $37,700, to avoid any proration for the stockholders tendering shares. The 2016 Offer expired on December 1, 2016.
As a result of the 2016 Offer, the Company accepted for purchase 89,502,449 shares of its common stock (which represented approximately 10.4% of the shares of common stock outstanding at the time) at a purchase price of $2.66 per share, for a cost of approximately $238,077, excluding fees and expenses. Aggregate costs of $241,016 were recorded as reductions to common stock and additional paid-in capital on the consolidated statements of equity for the year ending December 31, 2016. On April 17, 2017, the Company received $1,929 of excess funds related to the 2016 Offer.
13. Stock-Based Compensation
Share Unit Plans
During 2014, the Company adopted the Inland American Real Estate Trust, Inc. 2014 Share Unit Plan (the "Retail Plan"), with respect to the Company's retail business and the Inland American Communities Group, Inc. 2014 Share Unit Plan (the "Student Housing Plan"), with respect to the Company's student housing business (collectively, the "Share Unit Plans"). Each Share Unit Plan provided for the grant of "share unit" awards to eligible participants. The value of a "share unit" was estimated based on a phantom capitalization of the Company's retail/non-core business and student housing business, and does not necessarily correspond to the value of a share of common stock of the Company or Inland American Communities Group, Inc. (University House Communities Group, Inc.), as applicable. Vesting of the share units is conditioned upon the occurrence of a triggering event, such as a listing or a change in control of the applicable business, and if no triggering event occurs within five years following the applicable grant date, then the share units are forfeited. The Company does not recognize share-based compensation expense with respect to the Share Unit Plans until the occurrence of a triggering event.
The closing of the student housing platform sale on June 21, 2016 was a triggering event under the Student Housing Plan. As of June 20, 2016, share unit awards granted in 2016, 2015 and 2014 with an aggregate vested value of $2,246, $1,796, and $833, respectively, were outstanding under the Student Housing Plan, and were paid as part of the closing of the student housing platform sale and recorded as an offset of the gain on the student housing platform sale, which was included in discontinued operations on the consolidated statements of operations and comprehensive income for year ended December 31, 2016. Certain share unit awards vested under the Student Housing Plan during the year ended December 31, 2016, with an aggregate value of $313, were included in continuing operations on the consolidated statements of operations and comprehensive income.
As of June 19, 2015, in connection with the adoption of the Incentive Award Plan (as defined below), the Company terminated the Retail Plan. Awards outstanding as of June 19, 2015 under the Retail Plan will remain outstanding and subject to the terms of the Retail Plan and the applicable award agreement. The Company does not anticipate the Retail Plan Awards will experience a triggering event prior to its expiration on March 12, 2019.
As a triggering event has not occurred with respect to the Company's retail business, the Company did not recognize stock-based compensation expense related to the Retail Plan for the years ended December 31, 2018, 2017, or 2016.
Incentive Award Plan
Effective as of June 19, 2015, the Company's Board adopted and approved the InvenTrust Properties Corp. 2015 Incentive Award Plan (as amended, the "Incentive Award Plan"), under which the Company may grant cash and equity incentive awards to eligible employees, directors, and consultants. The restricted share units granted under the Incentive Award Plan to employees vest equally on each of three anniversaries subsequent to the grant date, and annually for those shares granted to directors, subject to the recipients' continued service to the Company.
Under the Incentive Award Plan, the Company is authorized to grant up to 30,000,000 shares of the Company's common stock pursuant to awards under the plan. As of December 31, 2018, 23,626,050 shares were available for future issuance under the Incentive Award Plan.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

A summary of the Company's restricted stock unit activity during the years ended December 31, 2018, 2017 and 2016 is as follows:

	Unvested Restricted Stock Units	Weighted Average Grant Date Price Per Share (a)
Outstanding as of January 1, 2016	951,555	$4.00
Shares granted	2,410,341	$3.14
Shares vested	(1,096,480)	$3.48
Shares forfeited	(618,893)	$3.47
Outstanding as of December 31, 2016	1,646,523	$3.29

Shares granted	2,019,078	$3.29
Shares vested	(1,750,773)	$3.38
Shares forfeited	(379,323)	$3.25
Outstanding as of December 31, 2017	1,535,505	$3.19

Shares granted	1,950,307	$3.14
Shares vested	(1,349,852)	$3.20
Shares forfeited	(587,810)	$3.19
Outstanding as of December 31, 2018	1,548,150	$3.18

(a)	On an annual basis, the Company engages an independent third-party valuation advisory consulting firm to estimate the per share value of the Company's common stock.
As of December 31, 2018, there was $4,503 of total unrecognized compensation expense related to unvested stock-based compensation arrangements granted under the Incentive Award Plan related to 1,062,563 and 485,587 unvested shares vesting in 2019 and 2020, respectively. The restricted stock units outstanding as of December 31, 2018 have vesting schedules through December 2019 or 2020, as applicable. Stock-based compensation expense will be amortized on a straight-line basis over the vesting period. The Company recognized stock-based compensation expense of $4,330, $5,782 and $3,737 related to the Incentive Award Plan for the years ended December 31, 2018, 2017 and 2016, respectively.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

14. Commitments and Contingencies
Legal Matters
The Company is subject, from time to time, to various types of third-party legal claims or litigation that arise in the ordinary course of business, including, but not limited to, employee matters, property loss claims, personal injury or other damages resulting from contact with the Company’s properties. These claims and lawsuits and any resulting damages are generally covered by the Company's insurance policies. The Company accrues for legal costs associated with loss contingencies when these costs are probable and reasonably estimable. While the resolution of these matters cannot be predicted with certainty, management does not expect, based on currently available information, that the final outcome of any pending claims or legal proceedings will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.
Legacy Corner Apartments
As previously disclosed in our Annual Report for the year ended December 31, 2017, on September 6, 2013, a former tenant at the Legacy Corner Apartments property in Midwest City, Oklahoma filed a complaint in the District Court of Oklahoma County against the Company and other named defendants alleging premises liability and negligent maintenance. In April 2017, a jury trial commenced and ultimately resulted in a verdict against the Company’s subsidiary and the other named defendants in favor of the plaintiff. In July 2017, the plaintiff asserted a demand against the Company’s subsidiary and the other named defendants to settle the lawsuit through arbitration in exchange for an amount less than the total damages awarded. Subsequent to negotiations with the Company's insurance carrier, the Company recorded a $553 legal expense to other expenses on the consolidated statements of operations and comprehensive income related to its portion of the final settlement paid by the Company during the year ended December 31, 2017.
University House Communities Group, Inc., Indemnity Claims
The Company received an indemnity notice from UHC Acquisition Sub LLC ("UHC") regarding certain matters under the Stock Purchase Agreement, dated January 3, 2016, for University House Communities Group, Inc., which was sold in June 2016. The notice sets forth various items for which UHC believes they are entitled to indemnification from the Company. In the normal course of property dispositions, pursuant to the purchase and sale agreements, certain indemnification claims can be made against the Company by the purchaser, in which the Company will continue to adjust the financial statements, as necessary, based on those claims. Based on the facts and circumstances of the indemnification claims made, guidance provided by third-party specialists and counsel, and management’s ongoing assessment of the UHC claims, in 2017 the Company accrued a potential loss contingency representing their best estimate of the potential loss related to these claims. However, due to the uncertain nature of this matter, the ultimate resolution could result in a loss of up to $5,000 in excess of the amount accrued. As of December 31, 2018, no material additional information has come to the attention of management that would change their best estimate of the potential loss related to these claims. These claims and any resulting damages are not expected to be covered by the Company's insurance policies.
Operating and Capital Lease Commitments
The Company has non-cancelable operating leases for office space used in its business. During the years ended December 31, 2018, 2017 and 2016, the Company recognized rent expense associated with these leases of $1,114, $1,411, and $1,415, respectively, as a part of general and administrative expenses on the consolidated statements of operations and comprehensive income.
The Company has non-cancelable contracts for property improvements which have been deemed to contain capital leases. At December 31, 2018, the Company has recognized total capital lease assets of $2,097 and accumulated amortization of $104 as a part of building and other improvements and accumulated depreciation, respectively, on the consolidated balance sheet. During the year ended December 31, 2018, the Company recognized interest expense associated with these leases of $104 as a part of interest expense, net on the consolidated statement of operations and comprehensive income.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Future minimum lease obligations under these leases as of December 31, 2018, were as follows:

	Future Minimum Base Rent Payments
	Operating Leases	Capital Leases
2019	$717	$532
2020	611	532
2021	494	519
2022	466	317
2023	479	40
Thereafter	1,041	—
Total expected minimum lease obligations	$3,808	1,940
Less: Amount representing interest (a)		(151)
Present value of net minimum lease payments (b)		$1,789

(a)	Interest includes the amount necessary to reduce the total expected minimum lease obligations to present value calculated at the Company's incremental borrowing rate.

(b)	The present value of net minimum lease payments are presented in other liabilities in the accompanying consolidated balance sheets.
15. Subsequent Events
In preparing its consolidated financial statements, the Company evaluated events and transactions occurring after December 31, 2018 through the date the financial statements were issued for recognition and disclosure purposes. On January 31, 2019, the Company acquired Commons at University Place, a 92,100 square foot neighborhood center located in the Raleigh-Cary, NC MSA, for a gross acquisition price of $23,300.
16. Quarterly Supplemental Financial Information (unaudited)
The following table represents the results of operations, for each quarterly period, during 2018 and 2017:

	For the quarter ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total income	$56,491	$60,493	$61,774	$63,916
Net income	17,507	8,947	23,163	34,232
Net income per common share, basic and diluted (a)	$0.03	$0.01	$0.03	$0.04
Weighted average number of common shares outstanding, basic and diluted (a)	727,904,818	768,385,770	774,391,881	774,311,254

	For the quarter ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total income	$64,521	$62,849	$62,152	$62,287
Net income from continuing operations	8,285	12,243	34,753	2,673
Net income from discontinued operations	(4,474)	9,722	(833)	(576)
Net income	3,811	21,965	33,920	2,097
Net income per common share, basic and diluted (a)	$—	$0.03	$0.04	$—
Weighted average number of common shares outstanding, basic and diluted (a)	773,562,942	773,517,492	773,381,165	773,316,262

(a)	Quarterly net income per common share amounts may not total to the annual amounts due to rounding and the changes in the number of weighted average common shares outstanding.

INVENTRUST PROPERTIES CORP.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2018

		Initial Cost (A)				Gross amount at which carried at end of period
PROPERTY NAME Location	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Date of Acquisition
BEAR CREEK VILLAGE CENTER Wildomar, CA	$13,020	$3,523	$12,384	$—	$245	$3,523	$12,629	$16,152	$4,580	2009
BENT TREE PLAZA Raleigh, NC	—	1,983	7,093	—	1,646	1,983	8,739	10,722	2,809	2009
BOYNTON COMMONS Miami, FL	—	11,400	17,315	—	2,213	11,400	19,528	30,928	5,827	2010
BROOKS CORNER San Antonio, TX	12,557	10,600	13,648	—	3,469	10,600	17,117	27,717	7,751	2006
BUCKHEAD CROSSING Atlanta, GA	—	7,565	27,104	—	1,013	7,565	28,117	35,682	9,933	2009
CAMPUS MARKETPLACE San Marcos, CA	41,000	26,928	43,445	55	(90)	26,983	43,355	70,338	3,109	2017
CARY PARK TOWN CENTER Cary, NC	—	5,555	17,280	—	—	5,555	17,280	22,835	899	2017
CENTERPLACE OF GREELEY Greeley, CO	14,087	3,904	14,715	—	655	3,904	15,370	19,274	5,717	2009
CHESAPEAKE COMMONS Chesapeake, VA	—	2,669	10,839	—	62	2,669	10,901	13,570	4,705	2007
CHEYENNE MEADOWS Colorado Springs, CO	—	2,023	6,991	—	399	2,023	7,390	9,413	2,776	2009
COWETA CROSSING Newnan, GA	—	1,143	4,590	—	16	1,143	4,606	5,749	1,713	2009
CROSSROADS AT CHESAPEAKE SQUARE Chesapeake, VA	—	3,970	13,732	(296)	2,033	3,674	15,765	19,439	7,017	2007

INVENTRUST PROPERTIES CORP.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2018

		Initial Cost (A)				Gross amount at which carried at end of period
PROPERTY NAME Location	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Date of Acquisition
CUSTER CREEK VILLAGE Richardson, TX	—	4,750	12,245	—	355	4,750	12,600	17,350	5,187	2007
ELDRIDGE TOWN CENTER Houston, TX	—	3,200	16,663	—	771	3,200	17,434	20,634	8,362	2005
GARDEN VILLAGE San Pedro, CA	—	3,188	16,522	—	173	3,188	16,695	19,883	5,794	2009
GATEWAY MARKET CENTER Tampa, FL	—	13,600	4,992	—	1,082	13,600	6,074	19,674	2,257	2010
KENNESAW MARKETPLACE Kennesaw, GA	—	12,587	51,860	—	—	12,587	51,860	64,447	1,009	2018
KYLE MARKETPLACE Kyle, TX	—	6,076	48,220	—	308	6,076	48,528	54,604	2,156	2017
MARKET AT WESTLAKE Westlake Hills, TX	—	1,200	6,274	(64)	80	1,136	6,354	7,490	2,660	2007
NORTHCROSS COMMONS Charlotte, NC	—	7,591	21,303	—	341	7,591	21,644	29,235	1,705	2016
NORTHWEST MARKETPLACE Houston, TX	—	3,870	30,340	(31)	1,119	3,839	31,459	35,298	12,742	2007
OLD GROVE MARKETPLACE Oceanside, CA	—	12,545	8,902	—	46	12,545	8,948	21,493	807	2016
PARAISO PARC AND WESTFORK PLAZA Pembroke Pines, FL	—	28,267	124,019	—	4,862	28,267	128,881	157,148	8,120	2017
PAVILION AT LAQUINTA LaQuinta, CA	23,641	15,200	20,947	—	941	15,200	21,888	37,088	7,637	2009

INVENTRUST PROPERTIES CORP.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2018

		Initial Cost (A)				Gross amount at which carried at end of period
PROPERTY NAME Location	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Date of Acquisition
PEACHLAND PROMENADE Port Charlotte, FL	—	1,742	6,502	4,158	7,754	5,900	14,256	20,156	360	2009
PGA PLAZA Palm Beach Gardens, FL	—	10,414	75,730	—	—	10,414	75,730	86,144	1,499	2018
PLANTATION GROVE Ocoee, FL	7,300	3,705	6,300	—	568	3,705	6,868	10,573	1,217	2014
PLAZA MIDTOWN Atlanta, GL	—	5,295	23,946	—	24	5,295	23,970	29,265	1,067	2017
PROMENADE FULTONDALE Fultondale, AL	—	5,540	22,414	(1,022)	1,783	4,518	24,197	28,715	7,939	2009
QUEBEC SQUARE Denver, CO	23,550	9,579	40,086	—	2,432	9,579	42,518	52,097	5,898	2014
RENAISSANCE CENTER Durham, NC	15,155	26,713	96,141	—	3,722	26,713	99,863	126,576	10,115	2016
RIO PINOR PLAZA Orlando, FL	—	5,171	26,903	—	133	5,171	27,036	32,207	3,077	2015
RIVER OAKS SHOPPING CENTER Valencia, CA	—	24,598	88,418	—	(112)	24,598	88,306	112,904	4,037	2017
RIVERVIEW VILLAGE Arlington, TX	—	6,000	9,649	—	777	6,000	10,426	16,426	4,343	2007
RIVERWALK MARKET Flower Mound, TX	—	5,931	23,922	—	1	5,931	23,923	29,854	1,897	2016
ROSE CREEK Woodstock, GA	—	1,443	5,630	—	509	1,443	6,139	7,582	2,118	2009
SANDY PLAINS CENTRE Marietta, GA	—	12,366	27,270	—	—	12,366	27,270	39,636	—	2018

INVENTRUST PROPERTIES CORP.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2018

		Initial Cost (A)				Gross amount at which carried at end of period
PROPERTY NAME Location	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Date of Acquisition
SARASOTA PAVILION Sarasota, FL	—	12,000	25,823	—	4,221	12,000	30,044	42,044	8,711	2010
SCOFIELD CROSSING Austin, TX	—	8,100	4,992	(576)	317	7,524	5,309	12,833	2,200	2007
SHOPS AT THE GALLERIA Austin, TX	—	52,104	75,651	—	577	52,104	76,228	128,332	7,659	2016
SILVERLAKE Erlanger, KY	—	2,031	6,975	—	(10)	2,031	6,965	8,996	2,704	2009
SONTERRA VILLAGE San Antonio, TX	—	5,150	15,095	—	325	5,150	15,420	20,570	1,634	2015
STEVENSON RANCH Stevenson Ranch, CA	—	29,519	39,190	—	20	29,519	39,210	68,729	3,840	2016
SUNCREST VILLAGE Orlando, FL	8,400	6,742	6,403	—	614	6,742	7,017	13,759	1,256	2014
SYCAMORE COMMONS Matthews, NC	—	12,500	31,265	—	1,782	12,500	33,047	45,547	11,717	2010
THE CENTER AT HUGH HOWELL Tucker, GA	—	2,250	11,091	—	806	2,250	11,897	14,147	5,223	2007
THE PARKE Cedar Park, TX	—	9,271	83,078	—	311	9,271	83,389	92,660	3,989	2017
THE POINTE AT CREEDMOOR Raleigh, NC	—	7,507	5,454	—	6	7,507	5,460	12,967	551	2016
THE SHOPS AT TOWN CENTER Germantown, MD	—	19,996	29,776	—	114	19,996	29,890	49,886	1,916	2017

INVENTRUST PROPERTIES CORP.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2018

		Initial Cost (A)				Gross amount at which carried at end of period
PROPERTY NAME Location	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date of Completion of Construction or Date of Acquisition
THE SHOPS AT WALNUT CREEK Westminster, CO	28,630	10,132	44,089	—	1,309	10,132	45,398	55,530	6,034	2015
THOMAS CROSSROADS Newnan, GA	—	1,622	8,322	—	1,246	1,622	9,568	11,190	3,224	2009
UNIVERSITY OAKS SHOPPING CENTER Round Rock, TX	26,585	7,250	25,326	—	8,098	7,250	33,424	40,674	10,204	2010
WEST CREEK SHOPPING CENTER Austin, TX	—	5,151	8,659	—	37	5,151	8,696	13,847	1,700	2015
WESTPARK SHOPPING CENTER Glen Allen, VA	—	7,462	24,164	—	(5,568)	7,462	18,596	26,058	2,428	2013
WHITE OAK CROSSING Garner, NC	—	19,000	70,275	—	2,123	19,000	72,398	91,398	18,746	2011
WINDERMERE VILLAGE Houston, TX	—	1,220	6,331	—	1,267	1,220	7,598	8,818	3,548	2005
WINDWARD COMMONS Alpharetta, GA	—	12,823	13,779	—	299	12,823	14,078	26,901	1,192	2016
WOODBRIDGE Wylie, TX	—	—	—	9,509	41,617	9,509	41,617	51,126	12,932	2013
WOODLAKE CROSSING San Antonio, TX	—	3,420	14,153	—	3,508	3,420	17,661	21,081	5,858	2009
Total Corporate Assets	—	—	—	—	14,104	—	14,104	14,104	10,225	-

Total	$213,925	$547,084	$1,554,225	$11,733	$116,453	$558,817	$1,670,678	$2,229,495	$286,330

INVENTRUST PROPERTIES CORP.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2018

Notes:
The Company had $12,788 of assets included in construction in progress at December 31, 2018, which have been omitted from the prior table. The aggregate cost of real estate owned at December 31, 2018 for federal income tax purposes was approximately $2,449,497 (unaudited).

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

(C)	Reconciliation of real estate owned:

	2018	2017	2016
Balance at January 1,	$2,516,085	$2,180,252	$2,259,631
Acquisitions and capital improvements	237,439	598,843	497,646
Disposals and write-offs	(524,029)	(263,010)	(534,458)
Properties classified as discontinued operations	—	—	(42,567)
Balance at December 31,	$2,229,495	$2,516,085	$2,180,252
(D)    Reconciliation of accumulated depreciation:

	2018	2017	2016
Balance at January 1,	$348,337	$351,389	$394,904
Depreciation expense, continuing operations	73,021	70,959	63,684
Depreciation expense, properties classified as discontinued operations	—	974	27,397
Accumulated depreciation expense, properties classified as discontinued operations	—	—	(2,601)
Disposal and write-offs	(135,028)	(74,985)	(131,995)
Balance at December 31,	$286,330	$348,337	$351,389
 (E)    Depreciation is computed based upon the following estimated lives:

Buildings and improvements	30 years
Tenant improvements	Life of the lease
Furniture, fixtures and equipment	5	-	15 years