Form 10-Q
period 2019-03-31
InvenTrust Properties Corp.
filed 2019-05-10
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Common Stock	N/A	N/A
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒
As of May 1, 2019, there were 728,558,989 shares of the registrant’s common stock outstanding.

InvenTrust Properties Corp.

Quarterly Report on Form 10-Q
For the quarterly period ended March 31, 2019

- i-

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of
	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Investment properties
Land	$578,717	$558,817
Building and other improvements	1,737,878	1,670,678
Construction in progress	14,066	12,788
Total	2,330,661	2,242,283
Less accumulated depreciation	(302,276)	(286,330)
Net investment properties	2,028,385	1,955,953
Cash and cash equivalents	174,237	260,131
Restricted cash	4,311	4,722
Investment in unconsolidated entities	154,750	156,132
Intangible assets, net	110,101	108,005
Accounts and rents receivable, net	25,491	27,087
Deferred costs and other assets, net	27,507	23,976
Total assets	$2,524,782	$2,536,006

Liabilities
Debt, net	$561,412	$561,782
Accounts payable and accrued expenses	28,549	32,784
Distributions payable	13,405	13,029
Intangible liabilities, net	46,773	46,985
Other liabilities	45,380	29,112
Total liabilities	695,519	683,692
Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 728,558,989 shares issued and outstanding as of March 31, 2019 and December 31, 2018.	729	729
Additional paid-in capital	5,586,155	5,585,758
Distributions in excess of accumulated net income	(3,758,714)	(3,735,810)
Accumulated comprehensive income	1,093	1,637
Total stockholders' equity	1,829,263	1,852,314
Total liabilities and stockholders' equity	$2,524,782	$2,536,006
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(Unaudited)

(in thousands, except share and per share amounts)

	Three months ended March 31,
	2019	2018
Income
Lease income, net	$55,035	$62,339
Other property income	451	419
Other fee income	905	1,076
Total income	56,391	63,834

Operating expenses
Depreciation and amortization	22,862	24,830
Property operating expenses	7,474	9,185
Real estate taxes	9,051	9,359
General and administrative expenses	8,523	8,269
Total operating expenses	47,910	51,643

Other (expense) income
Interest, dividend and other income	654	691
Interest expense, net	(5,478)	(6,642)
Gain on extinguishment of debt	—	10,751
Provision for asset impairment	—	(797)
Gain on sale and transfer of investment properties, net	—	20,305
Equity in earnings (losses) of unconsolidated entities	459	(2,041)
Realized and unrealized investment losses	—	(13)
Total other (expense) income	(4,365)	22,254

Income before income taxes	4,116	34,445
Income tax expense	(115)	(213)
Net income from continuing operations	4,001	34,232
Net loss from discontinued operations	(13,500)	—
Net (loss) income	$(9,499)	$34,232

Weighted average number of common shares outstanding, basic	728,558,989	774,311,254
Weighted average number of common shares outstanding, diluted	728,827,861	774,394,732

Net income per common share, from continuing operations, basic and diluted	$0.01	$0.04
Net loss per common share, from discontinued operations, basic and diluted	$(0.02)	$—
Net (loss) income per common share, basic and diluted	$(0.01)	$0.04

Distributions declared per common share outstanding	$0.02	$0.02
Distributions paid per common share outstanding	$0.02	$0.02
Comprehensive (loss) income
Net (loss) income	$(9,499)	$34,232
Unrealized (loss) gain on derivatives	(112)	760
Reclassification to interest expense, net	(432)	(93)
Comprehensive (loss) income	$(10,043)	$34,899
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Equity
(Unaudited)

(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in excess of accumulated net income	Accumulated Comprehensive Income	Total

Beginning balance, January 1, 2018	774,293,197	$773	$5,681,912	$(3,778,908)	$1,945	$1,905,722
Impact of Accounting Standards Update ("ASU") No. 2016-01 (a)	—	—	—	275	(275)	—
Impact of ASU No. 2017-05 (a)	—	—	—	12,756	—	12,756
Adjusted balance at January 1, 2018	774,293,197	773	5,681,912	(3,765,877)	1,670	1,918,478
Net income	—	—	—	34,232	—	34,232
Unrealized gain on derivatives	—	—	—	—	760	760
Reclassification to interest expense, net	—	—	—	—	(93)	(93)
Distributions declared	—	—	—	(13,860)	—	(13,860)
Stock-based compensation, net	18,057	—	545	—	—	545
Ending balance, March 31, 2018	774,311,254	$773	$5,682,457	$(3,745,505)	$2,337	$1,940,062

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in excess of accumulated net income	Accumulated Comprehensive Income	Total

Beginning balance, January 1, 2019	728,558,989	$729	$5,585,758	$(3,735,810)	$1,637	$1,852,314
Net loss	—	—	—	(9,499)	—	(9,499)
Unrealized loss on derivatives	—	—	—	—	(112)	(112)
Reclassification to interest expense, net	—	—	—	—	(432)	(432)
Distributions declared	—	—	—	(13,405)	—	(13,405)
Stock-based compensation, net	—	—	397	—	—	397
Ending balance, March 31, 2019	728,558,989	$729	$5,586,155	$(3,758,714)	$1,093	$1,829,263

(a)	See Note 2. Recently Issued Accounting Pronouncements Adopted.
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(9,499)	$34,232
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	22,862	24,830
Amortization of above and below-market leases and lease inducements, net	(1,591)	(1,502)
Amortization of debt premiums, discounts and financing costs, net	417	273
Straight-line rental income adjustment, net	(1,126)	(1,113)
Provision for asset impairment	—	797
Gain on sale and transfer of investment properties, net	—	(20,305)
Gain on extinguishment of debt	—	(10,751)
Provision for indemnification claims	13,500	—
Equity in (earnings) losses of unconsolidated entities	(459)	2,041
Distributions from unconsolidated entities	1,841	2,503
Stock-based compensation, net	845	868
Realized and unrealized investment losses	—	13
Changes in assets and liabilities:
Accounts and rents receivable, net	2,675	2,706
Deferred costs and other assets	(3,958)	2,441
Accounts payable and accrued expenses	(4,553)	(10,228)
Other liabilities	524	512
Net cash provided by operating activities	21,478	27,317
Cash flows from investing activities:
Purchase of investment properties	(78,987)	—
Acquired in-place and market lease intangibles, net	(6,413)	—
Capital expenditures and tenant improvements	(5,965)	(3,171)
Investment in development projects	(1,909)	(1,022)
Proceeds from sale and transfer of investment properties, net	—	119,825
Proceeds from sale of marketable securities	—	8
Contributions to unconsolidated entities	—	(20)
Distributions from unconsolidated entities	—	282
Lease commissions and other leasing costs	(568)	(1,402)
Other assets	270	(120)
Other liabilities	(417)	(108)
Net cash (used in) provided by investing activities	(93,989)	114,272
Cash flows from financing activities:
Distributions	(13,029)	(13,441)
Principal payments of mortgage debt	(514)	(461)
Payment of finance lease liabilities	(117)	—
Payment of loan fees and deposits	(134)	—
Net cash used in financing activities	(13,794)	(13,902)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(86,305)	127,687
Cash, cash equivalents, and restricted cash at beginning of period	264,853	171,878
Cash, cash equivalents, and restricted cash at end of period	$178,548	$299,565

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)

	Three months ended March 31,
	2019	2018
Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$174,237	$292,563
Restricted cash	4,311	7,002
Cash, cash equivalents, and restricted cash at end of period	$178,548	$299,565

Supplemental disclosure and schedules:
Cash flow disclosure, including non-cash activities:
Cash paid for interest	$5,164	$6,445
Cash paid (refunded) for income taxes, net of refunds (payments) of $6 and ($8)	$11	$(683)
Cash paid for operating lease liabilities	$215	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$2,890	$—
Lease liabilities arising from obtaining right-of-use assets	$3,114	$—
Distributions payable	$13,405	$13,860
Recognition of partially deferred gains on property sales	$—	$12,756
Accrued capital expenditures and tenant improvements	$649	$1,369
Accrued investment in re-development projects	$784	$478
Accrued lease commissions and other leasing costs	$351	$136
Accrued tenant building construction	$7,100	$—

Purchase of investment properties:
Net investment properties	$79,433	$—
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	8,530	—
Accounts payable and accrued expenses, lease intangibles, and other liabilities	(2,563)	—
Cash outflow for purchase of investment properties, net	85,400	—
Capitalized acquisition costs	(608)	—
Credits and other changes in cash outflow, net	1,958	—
Gross acquisition price of investment properties	$86,750	$—

Sale and transfer of investment properties:
Net investment properties	$—	$129,094
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	—	5,375
Accounts payable and accrued expenses, lease intangibles, and other liabilities	—	(7,427)
Debt extinguished through transfer of properties	—	(38,273)
Gain on sale and transfer of investment properties, net	—	20,305
Gain on extinguishment of debt	—	10,751
Proceeds from sale and transfer of investment properties, net	—	119,825
Surrender of mortgage escrows for transferred properties	—	1,813
Credits and other changes in cash inflow, net	—	5,862
Gross disposition price of investment properties	$—	$127,500

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of these interim condensed consolidated financial statements (the "Quarterly Report") should refer to the audited consolidated financial statements of InvenTrust Properties Corp. (the "Company") as of and for the year ended December 31, 2018, which are included in the Company's Annual Report on Form 10-K (the "Annual Report") as certain note disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary (consisting of normal recurring accruals, except as otherwise noted) for a fair presentation have been included in these condensed consolidated financial statements.
As used throughout this Quarterly Report, the terms "Company," "InvenTrust," "we," "us," or "our" mean InvenTrust Properties Corp. and its wholly owned and unconsolidated joint venture investments. Unless otherwise noted, all dollar amounts are stated in thousands, except share, per share and per square foot data. Any reference to number of properties, square feet, tenant and occupancy data are unaudited.
1. Organization
On October 4, 2004, the Company was incorporated as Inland American Real Estate Trust, Inc. as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust ("REIT") for federal tax purposes. The Company changed its name to InvenTrust Properties Corp. in April of 2015 and is focused on owning, managing, acquiring, and developing a multi-tenant retail platform.
The Company is taxed and operates in a manner that will allow the Company to continue to qualify as a REIT for U.S. federal income tax purposes. So long as it maintains its qualification as a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that is distributed to stockholders. If the Company fails to continue to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to U.S. federal and state income tax on its taxable income at regular corporate tax rates and will not be able to re-elect REIT status during the four years following the year of the failure.
The accompanying condensed consolidated financial statements include the accounts of the Company and all wholly owned subsidiaries and any consolidated variable interest entities ("VIEs"). Subsidiaries generally consist of limited liability companies ("LLCs") and limited partnerships ("LPs"). All significant intercompany balances and transactions have been eliminated.
Each retail property is owned by a separate legal entity that maintains its own books and financial records, and each separate legal entity's assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in "Note 7. Debt."
As of March 31, 2019, the Company's wholly-owned or consolidated investment properties consisted of 60 retail properties, with a gross leasable area ("GLA") of approximately 9.6 million square feet, which includes one retail property classified as a consolidated VIE. As of March 31, 2018, the Company's investment properties consisted of 67 retail properties, with a GLA of approximately 11.2 million square feet. In addition, as of March 31, 2019 and 2018, the Company had investments in two unconsolidated real estate joint ventures, one of which owns an interest in 13 and 14 retail properties, respectively, with GLA of approximately 2.6 million and 3.0 million square feet, respectively, managed by the Company. The other joint venture owns land being developed in Sacramento, California.
2. Basis of Presentation and Recently Issued Accounting Pronouncements
The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, judgments and assumptions are required in a number of areas, including, but not limited to, evaluating the impairment of long-lived assets, allocating the purchase price of acquired assets, determining the fair value of debt and evaluating the collectability of accounts and rents receivable. The Company bases these estimates, judgments and assumptions on historical experience and various other factors that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates.

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
January 2018
The Company adopted ASU No. 2016-01 on a modified retrospective basis, which resulted in a net unrealized gain of $275 on available-for-sale equity securities as an adjustment to accumulated comprehensive income with a corresponding adjustment to the opening balance of distributions in excess of accumulated net income.

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
January 2018
For property sales in which the Company has no continuing involvement, there should be no change to the Company's timing of gain or loss recognition. The Company adopted ASU No. 2017-05 in conjunction with the new revenue standard on January 1, 2018, resulting in deferred gains of $12,756 recognized through beginning distributions in excess of accumulated net income, as discussed in "Note 6. Investment in Consolidated and Unconsolidated Entities".

ASU No. 2016-02, Leases, (Topic 842) and related updates
ASU No. 2016-02 amends the existing guidance for lease accounting for both parties to a lease contract (i.e., lessees and lessors). The new standard requires a modified retrospective transition method for all leases existing at the date of initial application, with an option to use certain practical expedients available.
January 2019
The Company adopted ASU No. 2016-02 and the related updates on a modified retrospective basis and applied the effective date method in which the elected practical expedients were applied consistently to all leases commenced before the effective date of January 1, 2019.

The incremental disclosures pertaining to lessors and lessees have been included in "Note 3. Revenue Recognition" and "Note 11. Commitments and Contingencies," respectively.

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
January 2020
The Company is continuing to evaluate this guidance, but expects the standard to only impact fair value measurement disclosures, and therefore should have no impact on the Company's condensed consolidated financial position, results of operations, or cash flows.

Other recently issued accounting standards or pronouncements not disclosed in the foregoing tables have been excluded because they are either not relevant to the Company, or are not expected to have, or did not have, a material effect on the condensed consolidated financial statements of the Company.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. Revenue Recognition
Operating Leases
The majority of revenue recognized from the Company’s retail properties consists of minimum lease payments received from tenants under long-term operating leases with varying terms. In addition to minimum lease payments, some leases provide for the reimbursement of the tenant’s pro rata share of certain operating expenses incurred by the landlord as recoveries, including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees and certain capital repairs, subject to the terms of the respective lease. Certain other tenants are subject to net leases whereby the tenant is responsible for fixed minimum lease payments as well as all costs and expenses associated with occupancy.
In conjunction with the adoption of Topic 842, Leases ("Topic 842") on January 1, 2019, the Company elected the package of practical expedients that permits the Company to not reassess: (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; and (3) any initial direct costs for existing leases as of the effective date. Except as described below, the Company's accounting policies and resulting recognition of lease income remained substantially consistent with previous guidance.
Because of the narrowed definition of initial direct costs under Topic 842, the Company expenses as incurred certain immaterial lease origination costs previously capitalized and amortized to expense over the lease term. The Company has elected the practical expedient to not separate lease and non-lease components for all qualifying leases. In effect, this will generally relieve the Company from the requirement to account for certain consideration under the new revenue standard. As a result of the accounting policy election, all income arising from leases is presented on a combined basis as lease income, net on the condensed consolidated statements of operations and comprehensive (loss) income.
Beginning on January 1, 2019, the provision for estimated credit losses resulting from changes in the collectability of lease payments will be recognized as a direct reduction to lease income on the condensed consolidated statements of operations and comprehensive (loss) income and a direct write-off of the operating lease receivable on the condensed consolidated balance sheets. Changes in collectability occur when the Company no longer believes it is probable that substantially all of the lease payments will be collected. If collection is not probable, the lease payments will be accounted for on a cash basis, and revenue will be recorded as received. When reassessed and the collection of substantially all of the lease payments from the tenant becomes probable, the accrual basis of revenue recognition will be reestablished.
Consistent with previous guidance, unless there is a change to the minimum lease payment credit risk, changes in the collectability of billed and unbilled recoveries will continue to be recognized as bad debt expense in property operating expenses on the condensed consolidated statements of operations and comprehensive (loss) income and an allowance for doubtful accounts established on the condensed consolidated balance sheets.
As of March 31, 2019, minimum lease payments to be received under long-term operating leases and short-term specialty leases, excluding additional percentage rent based on tenants' sales volume and tenant reimbursements of certain operating expenses, and assuming no exercise of renewal options or early termination rights, are as follows:

Minimum Lease Payments
Remaining 2019	$119,464
2020	148,472
2021	133,542
2022	112,172
2023	93,693
Thereafter	308,951
Total	$916,294

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of December 31, 2018, minimum lease payments to be received under long-term operating leases and short-term specialty leases, excluding additional percentage rent based on tenants' sales volume and tenant reimbursements of certain operating expenses, and assuming no exercise of renewal options or early termination rights, are as follows:

Minimum Lease Payments
2019	$151,874
2020	139,290
2021	124,366
2022	103,204
2023	83,744
Thereafter	282,629
Total	$885,107

Topic 842 Reclassifications
The Company has chosen to apply the combined presentation of lease income, net required by Topic 842 retrospectively to the three months ended March 31, 2018, by combining amounts previously reported as rental income and tenant recovery income and making certain other reclassifications to the condensed consolidated statements of operations and comprehensive (loss) income. The following table reflects the disaggregation of lease income, net:

	Three months ended March 31,
	2019	2018
Minimum lease payments	$39,407	$44,593
Billed and unbilled tax and insurance recoveries	8,258	8,889
Billed and unbilled common area maintenance and other recoveries	5,777	6,819
Amortization of above and below-market leases and lease inducements, net	1,591	1,502
Short-term, termination fee, and other lease income	671	618
Estimated credit losses	(669)	(82)
Lease income, net	$55,035	$62,339

Contracts with Customers
During the three months ended March 31, 2019 and 2018, the Company earned other fee income of $905 and $1,076, respectively, which are fees derived from services provided to IAGM Retail Fund I, LLC ("IAGM"), an unconsolidated retail joint venture partnership between the Company as 55% owner and PGGM Private Real Estate Fund ("PGGM"), as disclosed in "Note 6. Investment in Consolidated and Unconsolidated Entities", and therefore deemed to be related party transactions. The property management, asset management, leasing and other services are provided over the term of the contract, which has a remaining original duration through 2023. The Company has receivables of $460 and $778 as of March 31, 2019 and December 31, 2018, respectively, which are included in deferred costs and other assets, net, on the condensed consolidated balance sheets. The following table reflects the disaggregation of other fee income:

	Three months ended March 31,
	2019	2018
Property management fees	$638	$728
Asset management fees	245	303
Leasing commissions and other fees	22	45
Other fee income	$905	$1,076

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Acquired Properties
The following table reflects the retail properties acquired, accounted for as asset acquisitions, during the three months ended March 31, 2019:

Acquisition Date	Property	Metropolitan Statistical Area ("MSA")(a)	Gross Acquisition Price	Square Feet
January 31, 2019	Commons at University Place	Raleigh-Cary, NC	$23,250	92,000
March 20, 2019	Lakeside Winter Park and Lakeside Crossings	Orlando-Kissimmee-Sanford, FL	63,500	76,000
			$86,750	168,000

(a)	As defined by the United States Office of Management and Budget.
The Company incurred transaction costs of $608 during the three months ended March 31, 2019, which were capitalized and included in building and other improvements on the Company's condensed consolidated balance sheets.

The following table summarizes the estimated fair value of the retail properties' assets acquired and liabilities assumed for the three months ended March 31, 2019:

2019 Acquisitions
Land	$19,902
Building and other improvements	59,672
Total investment properties	79,574
Intangible assets (a)	8,504
Intangible liabilities (b)	(2,091)
Net other assets and liabilities	763
Total fair value of assets acquired and liabilities assumed	$86,750

(a)	Intangible assets include in-place leases and above-market leases.

(b)	Intangible liabilities include below-market leases.
No retail properties were acquired during the three months ended March 31, 2018.
5. Disposed Properties
There were no retail properties disposed of during the three months ended March 31, 2019.
The following table reflects the retail properties disposed of during the three months ended March 31, 2018:

Date	Property	Square Feet	Gross Disposition Price	Gain (Loss) on Sale and Transfer of Investment Properties, net	Gain on Extinguishment of Debt
January 9, 2018	Sherman Town Center I & II	485,000	$63,000	$12,382	$—
January 25, 2018	Grafton Commons	239,000	33,500	6,564	—
March 8, 2018	Lakeport Commons	283,000	31,000	(666)	—
March 21, 2018	Stonecrest Marketplace (a)	265,000	—	1,777	10,751
March 31, 2018	Northwest Marketplace (b)	—	—	248	—
		1,272,000	$127,500	$20,305	$10,751

(a)
On March 21, 2018, the Company surrendered Stonecrest Marketplace, with a carrying value of $23,932, to the lender in satisfaction of nonrecourse debt with an initial maturity date of March 1, 2017 and recognized a gain on transfer of assets, net, of $1,777. The Company is not aware of any material outstanding commitments and contingencies related to Stonecrest Marketplace.

(b)	The Company recognized a gain on sale of $248 related to the completion of a partial condemnation at this retail property.
In aggregate, the Company recognized net proceeds of $119,825 from the sales, surrender, and condemnation of these properties on the condensed consolidated statement of cash flows during the three months ended March 31, 2018.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Investment in Consolidated and Unconsolidated Entities
Consolidated Entities
During the fourth quarter of 2018, the Company entered into purchase agreements structured as a reverse like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended ("Reverse 1031 Exchange") in order to acquire Sandy Plains Centre, which was the Company's only consolidated VIE as of March 31, 2019 and December 31, 2018. The liabilities of the VIE are nonrecourse to the Company, and the assets must first be used to settle obligations of the VIE. The following table presents the net assets of the VIE:

	March 31, 2019	December 31, 2018
Net investment properties	$39,392	$39,634
Other assets	4,368	4,457
Total assets	43,760	44,091
Liabilities	(555)	(385)
Net assets	$43,205	$43,706
Unconsolidated Entities
The entities listed below are owned by the Company and other unaffiliated parties in joint ventures. Net income, distributions and capital transactions for these entities are allocated to the Company and its joint venture partners in accordance with the respective partnership agreements.

			Carrying Value of Investment as of
Entity	Description	Ownership %	March 31, 2019	December 31, 2018
IAGM Retail Fund I, LLC	Multi-tenant retail shopping centers	55%	$124,750	$126,195
Downtown Railyard Venture, LLC	Land development	90%	30,000	30,049
Other unconsolidated entities	Various real estate investments	Various	—	(112)
			$154,750	$156,132

On April 17, 2013, the Company entered into a joint venture, IAGM, with PGGM for the purpose of acquiring, owning, managing, supervising, and disposing of retail properties and sharing in the profits and losses from those retail properties and their activities. The Company contributed 14 properties to IAGM during the year ended December 31, 2013, and treated the contribution as a partial sale under Topic 360-20, "Property, Plant and Equipment - Real Estate Sales," and deferred an aggregate gain of $15,625 as a result of the property sales into the joint venture. Through December 31, 2017, the Company was amortizing the basis adjustment over 30 years, consistent with the depreciation period of the investee's underlying assets. In accordance with the provisions of ASU No. 2017-05, full gain recognition may be required for property sales in which the Company has continuing involvement, when those gains may have been deferred under prior GAAP. As of January 1, 2018, with the adoption of ASU No. 2017-05, the Company's remaining $12,756 of the aforementioned deferred gain had been recognized through beginning distributions in excess of accumulated net income.
IAGM disposed of Bryant Square, a 268,000 square foot retail property, on February 28, 2018, for a gross disposition price of $38,000, and recognized a provision for asset impairment of $672 and a loss on sale of $3,905. The Company's share of the provision for asset impairment was $370 and loss on sale was $2,148 for the three months ended March 31, 2018.
On September 30, 2015, the Company was admitted as a member to Downtown Railyard Venture, LLC ("DRV"), which is a joint venture established for the purpose of developing and selling a land development in Sacramento, California. During the three months ended March 31, 2019, DRV disposed of a land parcel, for a gross disposition price of $33,374, and recognized a loss on sale of $4,981. The Company's share of the loss on sale of $4,483 was recognized as a part of other-than-temporary impairment as of December 31, 2018. As a result, the loss on sale of real estate reduced the Company's outside basis difference related to the investments in DRV.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Combined Financial Information
The following tables present the combined condensed financial information for the Company's unconsolidated entities.

	As of
	March 31, 2019	December 31, 2018
Assets:
Real estate assets, net of accumulated depreciation	$477,174	$494,583
Other assets	127,059	103,565
Total assets	$604,233	$598,148
Liabilities and equity:
Mortgages payable, net	272,814	272,629
Other liabilities	57,335	42,569
Equity	274,084	282,950
Total liabilities and equity	$604,233	$598,148

Company's share of equity	$180,009	$185,814
Outside basis difference (a)	(25,259)	(29,682)
Carrying value of investments in unconsolidated entities	$154,750	$156,132

(a)	Outside basis difference principally relates to other-than-temporary impairment recorded in 2018.

	Three months ended March 31,
	2019	2018
Revenues	$13,641	$15,689
Expenses:
Interest expense and loan cost amortization	2,894	3,386
Depreciation and amortization	5,276	5,655
Operating and general and administrative expenses	4,590	6,356
Provision for asset impairment	—	672
Total expenses	12,760	16,069
Net income (loss) before loss on sale of real estate	881	(380)
Loss on sale of real estate	(4,981)	(3,905)
Net loss	$(4,100)	$(4,285)

Company's share of net loss	$(3,944)	$(2,315)
Distributions from unconsolidated entities in excess of the investments' carrying value	—	274
Outside basis adjustment for investee's sale of real estate	4,403	—
Equity in earnings (losses) of unconsolidated entities	$459	$(2,041)
The following table shows the scheduled maturities of IAGM's mortgages payable as of March 31, 2019, for the remainder of 2019, each of the next four years, and thereafter.

	Maturities during the year ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Mortgages payable	$31,353	—	23,150	—	180,125	40,680	$275,308

At March 31, 2019 and December 31, 2018, none of IAGM's mortgages payable are recourse to the Company. It is anticipated that the joint venture will be able to repay, refinance or extend all of its debt on a timely basis.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

7. Debt
As of March 31, 2019, the Company's total debt, net, was $561,412, which consists of mortgages payable, net, of $212,432 and credit agreements, net, of $348,980. The Company believes it has the ability to repay, refinance or extend any of its debt, and that it has adequate sources of funds to meet short-term cash needs related to mortgages payable. It is anticipated that the Company will use proceeds from property sales, cash on hand, and available capacity on credit agreements, if any, to repay, refinance or extend the mortgages payable maturing in the near term.
Mortgages Payable
As of March 31, 2019 and December 31, 2018, the Company had the following mortgages payable outstanding:

	March 31, 2019	December 31, 2018
Mortgages payable (a)	$213,412	$213,925
Premium, net of accumulated amortization	179	239
Discount, net of accumulated amortization	(149)	(158)
Debt issuance costs, net of accumulated amortization	(1,010)	(1,079)
Total mortgages payable, net	$212,432	$212,927

(a)	Mortgages payable had fixed interest rates ranging from 3.49% to 5.49%, with a weighted average interest rate of 4.33% as of March 31, 2019 and December 31, 2018.
Some of the mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions and distribution limitations. As of March 31, 2019 and December 31, 2018, the Company was in compliance with all mortgage loan requirements.
The following table shows the scheduled maturities of the Company's mortgages payable as of March 31, 2019 for the remainder of 2019, each of the next four years, and thereafter.

	Maturities during the year ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Mortgages payable	$—	$41,000	$12,491	$50,504	$41,537	$67,880	$213,412

Credit Agreements
Unsecured revolving line of credit
On December 21, 2018, the Company entered into an unsecured revolving credit agreement, which amends and restates the Company’s prior revolving credit agreement in its entirety, that provides for a $350,000 unsecured revolving line of credit (the "Revolving Credit Agreement"). The Revolving Credit Agreement has a 4-year term maturing on December 21, 2022, with two six months extension options. Interest rates are based on the Company's total leverage ratio or, at the Company's one-time irrevocable option, upon achievement of an investment grade credit rating. A facility fee accrues on the aggregate commitments at a rate ranging from 0.15% to 0.30% depending on the Company’s total leverage ratio, and as of March 31, 2019 and December 31, 2018, the facility fee was 0.15%. As of March 31, 2019 and December 31, 2018, the Company had no outstanding borrowings under the Revolving Credit Agreement.
Unsecured term loans
On December 21, 2018, the Company entered into an unsecured term loan credit agreement, which amends and restates the Company’s prior term loan agreement in its entirety, that provides for $400,000 in unsecured term loans (the "Term Loan Agreement"). The Term Loan Agreement consists of two tranches: a $250,000 5-year tranche maturing on December 21, 2023, and a $150,000 5.5-year tranche maturing on June 21, 2024. Interest rates are based on the Company's total leverage ratio or, at the Company's one-time irrevocable option, upon achievement of an investment grade credit rating. A fee is charged on the unused portion of the term loans at a rate ranging from 0.15% to 0.25% depending on the Company’s total leverage ratio, and as of March 31, 2019 and December 31, 2018, the unused fee was 0.15%. As of March 31, 2019 and December 31, 2018, the Company had $48,000 available for borrowing under both the 5-year tranche and the 5.5-year tranche.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of March 31, 2019 and December 31, 2018, the Company had the following borrowings outstanding under its unsecured term loans:

	March 31, 2019		December 31, 2018
	Principal Balance	Interest Rate	Principal Balance	Interest Rate	Maturity Date
$250.0 million 5 year - swapped to fixed rate	$90,000	2.5510% (a)	$90,000	2.5510% (a)	December 21, 2023
$250.0 million 5 year - swapped to fixed rate	60,000	2.5525% (a)	60,000	2.5525% (a)	December 21, 2023
$250.0 million 5 year - variable rate	50,000	3.6893% (b)	50,000	3.5493% (c)	December 21, 2023
$250.0 million 5 year - variable rate	26,000	3.6893% (b)	26,000	3.6794% (d)	December 21, 2023
$150.0 million 5.5 year - variable rate	100,000	3.6893% (b)	100,000	3.5493% (c)	June 21, 2024
$150.0 million 5.5 year - variable rate	26,000	3.6893% (b)	26,000	3.6794% (d)	June 21, 2024
Total unsecured term loans	352,000		352,000
Issuance costs, net of accumulated amortization	(3,020)		(3,145)
Total unsecured term loans, net	$348,980		348,855

(a)
The Company swapped $90,000 (notional amount of $90,000) and $60,000 (notional amount of $60,000) of variable rate debt at an interest rate of 1-Month LIBOR plus 1.20% to a fixed rate of 2.5510% and 2.5525%, respectively. The swaps have an effective date of December 10, 2015 and a termination date of December 1, 2019. As a result, all net deferred amounts in accumulated comprehensive income related to swaps will be reclassified into earnings during 2019.

(b)	Interest rate reflects 1-Month LIBOR plus 1.2% effective March 1, 2019.

(c)	Interest rate reflects 1-Month LIBOR plus 1.2% effective December 3, 2018.

(d)	Interest rate reflects 1-Month LIBOR plus 1.2% effective December 21, 2018.
8. Fair Value Measurements
Recurring Measurements
The following financial instruments are remeasured at fair value on a recurring basis:

	Fair Value Measurements as of
	March 31, 2019			December 31, 2018
Assets	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative interest rate swaps	—	1,093	—	—	1,637	—
Total assets	$—	$1,093	$—	$—	$1,637	$—

Level 1
At March 31, 2019 and December 31, 2018, the Company had no Level 1 recurring fair value measurements.
Level 2
To calculate the fair value of the derivative interest rate instruments, the Company primarily uses quoted prices for similar contracts. For the derivative interest rate instruments, the Company uses inputs based on data that are observed in the forward yield curve that is widely observable in the marketplace.  The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements that utilize Level 3 inputs, such as estimates of current credit spreads.
As of March 31, 2019 and December 31, 2018, the Company determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company's derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Level 3
At March 31, 2019 and December 31, 2018, the Company had no Level 3 recurring fair value measurements.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Nonrecurring Measurements
During the three months ended March 31, 2019, the Company had no Level 3 nonrecurring fair value measurements.
During the three months ended March 31, 2018, the Company identified one retail property that had a reduction in its expected holding period and recorded a provision for asset impairment of $797 on the condensed consolidated statement of operations and comprehensive (loss) income as a result of the fair value being lower than the property's carrying value. The Company's fair value was based on an executed sales contract.
The following table summarizes activity for the Company’s assets measured at fair value on a nonrecurring basis and the related impairment charges for the three months ended March 31, 2018:

	March 31, 2018
	Level 3	Impairment Loss
Investment properties	$31,000	$797

Financial Instruments Not Measured at Fair Value
The table below represents the fair value of financial instruments presented at carrying values in the Company's condensed consolidated financial statements as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$213,412	$214,342	$213,925	$212,572
Term loans	$352,000	$351,992	$352,000	$352,006

The Company estimated the fair value of its mortgages payable using a weighted average effective market interest rate of 4.05% and 4.38% as of March 31, 2019 and December 31, 2018, respectively. The fair value estimate of the term loans approximate the carrying value due to limited market volatility in pricing. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to the Company's. As a result, the Company used a weighted average interest rate of 3.35% and 3.63% as of March 31, 2019 and December 31, 2018, respectively, to estimate the fair value of its term loans. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. Earnings (loss) per Share
The following summarizes the calculation of basic and diluted earnings (loss) per share:

	Three months ended March 31,
	2019	2018
Numerator:
Net income from continuing operations	$4,001	$34,232
Earnings allocated to unvested restricted shares	—	(40)
Net income from continuing operations attributable to common shareholders - basic and diluted	$4,001	$34,192
Net loss from discontinued operations attributable to common shareholders - basic and diluted	$(13,500)	$—

Denominator:
Weighted average number of common shares outstanding - basic	728,558,989	774,311,254
Effect of unvested restricted shares	268,872	83,478
Weighted average number of common shares outstanding - diluted	728,827,861	774,394,732

Income per common share:
Net income from continuing operations per share - basic and diluted	$0.01	$0.04
Net loss from discontinued operations per share - basic and diluted	(0.02)	—
Net (loss) income per share - basic and diluted	$(0.01)	$0.04

10. Stock-Based Compensation
A summary of the Company's restricted stock unit activity for the three months ended March 31, 2019 is as follows:

	Unvested Restricted Stock Units	Weighted Average Grant Date Price Per Share (a)
Outstanding as of January 1, 2019	1,548,150	$3.18
Shares forfeited	(10,196)	$3.19
Outstanding at March 31, 2019	1,537,954	$3.18

(a)	On an annual basis, the Company engages an independent third-party valuation advisory firm to estimate the per share value of the Company's common stock.
As of March 31, 2019, there was $3,626 of total unrecognized compensation expense related to unvested stock-based compensation arrangements that vest through December 2019 and 2020, as applicable. The Company recognized stock-based compensation expense of $845 and $868 for the three months ended March 31, 2019 and 2018, respectively. Stock-based compensation expense is recognized on a straight-line basis over the vesting period and forfeitures of stock-based awards are recognized as they occur.
11. Commitments and Contingencies
The Company is subject, from time to time, to various types of third-party legal claims or litigation that arises in the ordinary course of business, including, but not limited to, property loss claims, personal injury or other damages resulting from contact with the Company’s properties. These claims and lawsuits and any resulting damages are generally covered by the Company's insurance policies. The Company accrues for legal costs associated with loss contingencies when these costs are probable and reasonably estimable. While the resolution of these matters cannot be predicted with certainty, management does not expect, based on currently available information, that the final outcome of any pending claims or legal proceedings will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

University House Communities Group, Inc., Indemnity Claims
The Company received an indemnity notice from UHC Acquisition Sub LLC ("UHC") regarding certain matters under the Stock Purchase Agreement, dated January 3, 2016, for University House Communities Group, Inc., which was sold in June 2016. The notice sets forth various items for which UHC believes they are entitled to indemnification from the Company. In the normal course of property dispositions, pursuant to the purchase and sale agreements, certain indemnification claims can be made against the Company by the purchaser, and the Company will continue to adjust the financial statements, as necessary, based on those claims. Based on the facts and circumstances of the indemnification claims made, guidance provided by third-party specialists and external counsel, and management’s ongoing assessment of the UHC claims, in 2017 the Company accrued a potential loss contingency representing their best estimate of the potential loss related to these claims. Since 2017, the Company has increased the accrual, when appropriate, based on changes to those facts and circumstances of the indemnification claims made, guidance provided by third-party specialists and external counsel, and management’s ongoing assessment of the UHC claims. During the three months ended March 31, 2019, the Company increased the accrued loss contingency relating to indemnity claims from the sale of University House Communities Group, Inc. by $13,500. However, due to the uncertain nature of this matter, the ultimate resolution could result in a loss of up to $7,000 in excess of the amount accrued. These claims and any resulting damages are not expected to be covered by the Company's insurance policies.
Operating and Finance Lease Commitments
The Company has non-cancelable operating leases for office space used in its business and non-cancelable contracts of property improvements that have been deemed to contain finance leases that, prior to the adoption of Topic 842, were previously classified as capital leases. In addition, upon the adoption of Topic 842 the Company recognized operating lease right-of-use ("ROU") assets of $2,890 and lease liabilities of $3,114.
In conjunction with the adoption of Topic 842, the Company elected the following practical expedients and accounting policies:

•	to combine the lease and non-lease components related to the leases described above and apply Topic 842 to the combined component;

•	to utilize a portfolio approach for determining a discount rate for groups of leases which are similar in nature and have similar contract provisions;

•	to not recognize assets and liabilities related to leases with terms of 12 months or less and which otherwise qualify as short-term leases; and

•	to exclude variable lease payments from initial recognition of the lease liabilities and all lease options from the determination of minimum lease terms.
The following table reflects the Company's operating, finance, and capital lease arrangements:

	As of
	March 31, 2019	December 31, 2018
Operating lease ROU assets (a)	$2,890	$—
Operating lease ROU accumulated amortization (a)	$(137)	$—
Operating lease liabilities (b)	$2,978	$—

Finance lease ROU assets (c)	$2,097	$—
Finance lease ROU accumulated amortization (d)	$(139)	$—
Finance lease liabilities (b)	$1,672	$—

Capital lease assets (c)	$—	$2,097
Capital lease accumulated amortization (d)	$—	$(104)
Capital lease liabilities (b)	$—	$1,789

(a)	Recognized as a part of deferred costs and other assets, net on the condensed consolidated balance sheets.

(b)	Recognized as a part of other liabilities on the condensed consolidated balance sheets.

(c)	Recognized as a part of building and other improvements on the condensed consolidated balance sheets.

(d)	Recognized as a part of accumulated depreciation on the condensed consolidated balance sheets.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table reflects the Company's total lease cost, weighted-average lease terms, and weighted-average discount rates for the three months ended March 31, 2019:

Three months ended March 31, 2019
Minimum operating lease payments (a)	$172
Variable operating lease payments (a)	33
Short-term operating lease payments (a)	70
ROU amortization of finance leases (b)	35
Interest expense of finance leases (c)	16
Total lease cost	$326

Weighted-average remaining lease term of operating leases	5.8 years
Weighted-average remaining lease term of finance leases	3.4 years
Weighted-average discount rate of operating leases	4.44%
Weighted-average discount rate of finance leases	3.50%

(a)	Recognized as a part of general and administrative expenses on the condensed consolidated statements of operations and comprehensive (loss) income.

(b)	Recognized as a part of depreciation and amortization on the condensed consolidated statements of operations and comprehensive (loss) income.

(c)	Recognized as a part of interest expense, net on the condensed consolidated statements of operations and comprehensive (loss) income.
Future minimum lease obligations as of March 31, 2019, were as follows:

	Future Minimum Lease Payments
	Operating Leases	Finance Leases
Remaining 2019	$502	$415
2020	611	532
2021	494	519
2022	466	317
2023	479	40
Thereafter	1,041	—
Total expected minimum lease obligation	3,593	1,823
Less: Amount representing interest (a)	(615)	(151)
Present value of net minimum lease payments	$2,978	$1,672

(a)	Interest includes the amount necessary to reduce the total expected minimum lease obligations to present value calculated at the Company's incremental borrowing rate.
Future minimum lease obligations as of December 31, 2018, were as follows:

	Future Minimum Lease Payments
	Operating Leases	Capital Leases
2019	$717	$532
2020	611	532
2021	494	519
2022	466	317
2023	479	40
Thereafter	1,041	—
Total expected minimum lease obligation	$3,808	1,940
Less: Amount representing interest (a)		(151)
Present value of net minimum lease payments		$1,789

(a)	Interest includes the amount necessary to reduce the total expected minimum lease obligations to present value calculated at the Company's incremental borrowing rate.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

12. Subsequent Events
In preparing its condensed consolidated financial statements, the Company has evaluated events and transactions occurring after March 31, 2019, through the date the financial statements were issued for recognition and disclosure purposes.
On April 3, 2019, the Company disposed of Brooks Corner, a 173,000 square foot power center located in the San Antonio-New Braunfels, TX MSA, for a gross disposition price of $26,300. In conjunction with the disposition, the Company extinguished the $12,485 mortgage payable of Brooks Corner.
On May 7, 2019, the Company acquired, through a sale-leaseback transaction, the real estate and improvements owned by The Kroger Co. at a multi-tenant retail property located in the Houston TX MSA (Tomball TX) for a gross acquisition price of approximately $14,000.
On May 7, 2019, IAGM acquired, through sale-leaseback transactions, the real estate and improvements owned by The Kroger Co. at three multi-tenant retail properties located in the Houston TX MSA (Spring TX, Houston TX, and Cypress TX) for an aggregate gross acquisition price of approximately $47,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in these interim condensed consolidated financial statements for the quarter ended March 31, 2019 (the "Quarterly Report"), other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements about the Company's plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events, and they involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, forward-looking statements can be identified by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "guidance," "predict," "potential," "continue," "likely," "will," "would," "illustrative," and "should" and variations of these terms and similar expressions, or the negatives of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that we consider reasonable based on our knowledge and understanding of the business and industry, but that are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements.
A number of risks, uncertainties and other important factors, many of which are beyond our control, could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties and factors set forth in our filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2018 (the "Annual Report"). This may be updated in this Quarterly Report and other quarterly and current reports, which are on file with the SEC and available at the SEC's website (www.sec.gov). Such risks and uncertainties, among others, include:

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

•
events beyond our control, such as war, terrorist attacks (including acts of domestic terrorism), natural disasters and severe weather incidents, and any uninsured or under-insured loss resulting therefrom;

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
These factors are not necessarily all of the important factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by any of our forward-looking statements. Other unknown or unpredictable factors also could harm our business, financial condition, results of operations or cash flows. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements are only as of the date they are made; we do not undertake or assume any obligation to update publicly any of these forward-looking statements to reflect actual results, new information, future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
The following discussion and analysis relate to the three months ended March 31, 2019 and 2018 and as of March 31, 2019 and December 31, 2018. The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included in this Quarterly Report.
Executive Summary
InvenTrust Properties Corp. is a premier retail REIT that owns, leases, redevelops, acquires and manages open-air centers in key growth markets with favorable demographics. We seek to continue to execute our strategy to enhance our multi-tenant retail platform by acquiring the right centers in the right markets, driven by focused and disciplined capital allocation.
During the three months ended March 31, 2019, we continued to execute on our strategy by exploring opportunities to dispose of retail properties not located in our core markets or where we believe the properties' values have been maximized. Our strategy is to redeploy the proceeds from these sales with a disciplined approach into strategic retail properties in our target markets. However, we face significant competition for attractive investment opportunities. As a result of this competition, the purchase prices for properties that we find attractive and suitable may be significantly elevated and may adversely impact our ability to redeploy the proceeds from property sales for reinvestment. In addition, our disposition activity could continue to cause us to experience dilution in financial operating performance during the period in which we dispose of properties.
In evaluating our financial condition and operating performance, management focuses on the following, which are discussed in further detail herein:

•
Property net operating income ("NOI"), which excludes general and administrative expenses, depreciation and amortization, provision for asset impairment, interest, dividend and other income, gains (losses) from sales of properties, gains (losses) on extinguishment of debt, interest expense, net, equity in earnings (losses) from unconsolidated entities, and realized and unrealized investment losses;

•
Modified NOI, which reflects property NOI exclusive of lease termination income and U.S.generally accepted accounting principles ("GAAP") rent adjustments (such as straight-line rent and above/below-market lease amortization);

•	Funds From Operations ("FFO") Applicable to Common Shares, a supplemental non-GAAP measure;

•	Modified Funds From Operations ("MFFO") Applicable to Common Shares, a supplemental non-GAAP measure;

•	Cash flow from operations as determined in accordance with GAAP;

•	Economic and physical occupancy and rental rates;

•	Leasing activity and lease rollover;

•	Management of operating expenses;

•	Management of general and administrative expenses;

•	Debt maturities and leverage ratios; and

•	Liquidity levels.

Multi-tenant retail platform
Our wholly owned, consolidated, and managed retail properties include grocery-anchored community and neighborhood centers and necessity-based power centers. As of March 31, 2019, we owned 73 retail properties, with a gross leasable area ("GLA") of approximately 12.3 million square feet, which includes one retail property classified as a consolidated VIE, with a GLA of approximately 125,000 square feet, and 13 retail properties with a GLA of approximately 2.6 million square feet owned through the Company's ownership interest in one of its unconsolidated joint ventures, IAGM Retail Fund I, LLC ("IAGM"). The following table summarizes our multi-tenant retail platform as of March 31, 2019 and 2018.

	Total Multi-tenant Retail Platform		Wholly Owned and Consolidated Retail Properties		IAGM Retail Properties
	2019	2018	2019	2018	2019	2018
No. of properties	73	81	60	67	13	14
GLA (square feet)	12,251,264	14,150,719	9,645,450	11,174,316	2,605,814	2,976,403
Economic occupancy (a)	94.3%	92.8%	94.7%	93.6%	92.8%	89.8%
ABR per square foot (b)	$17.79	$16.61	$17.77	$16.56	$17.86	$16.81

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

•
Community and neighborhood centers are generally open-air and designed for tenants that offer a wide array of merchandise including groceries, apparel, other soft goods and convenience-oriented offerings. Our community centers contain large anchor stores and a significant presence of national retail tenants. Our neighborhood centers are generally smaller open-air centers with a grocery store anchor and/or drugstore, and other small service-type retailers.

•
Power centers are generally larger and consist of several anchors, such as discount department stores, off-price stores, specialty grocers, and warehouse clubs or stores that offer a large selection of merchandise. Typically, the number of specialty tenants is limited and most are national or regional in scope.

The following tables summarize our multi-tenant retail platform, by center type, as of March 31, 2019 and 2018.

Community and neighborhood centers
	Total Multi-tenant Retail Platform		Wholly Owned and Consolidated Retail Properties		IAGM Retail Properties
	2019	2018	2019	2018	2019	2018
No. of properties	47	48	40	41	7	7
GLA (square feet)	5,682,850	5,433,355	4,416,076	4,166,659	1,266,774	1,266,696
Economic occupancy	95.0%	92.7%	94.9%	93.4%	95.0%	90.2%
ABR per square foot	$19.27	$17.59	$19.45	$17.31	$18.62	$18.55

Necessity based power centers
	Total Multi-tenant Retail Platform		Wholly Owned and Consolidated Retail Properties		IAGM Retail Properties
	2019	2018	2019	2018	2019	2018
No. of properties	26	33	20	26	6	7
GLA (square feet)	6,568,414	8,717,364	5,229,374	7,007,657	1,339,040	1,709,707
Economic occupancy	93.6%	92.9%	94.4%	93.7%	90.6%	89.4%
ABR per square foot	$16.45	$15.99	$16.32	$16.12	$17.03	$15.41

Multi-tenant retail platform by same-property
The following table summarizes the GLA, economic occupancy and ABR per square foot of the properties included in our multi-tenant retail platform classified as same-property for the three months ended March 31, 2019 and 2018. Properties classified as same-property have been owned for the entirety of both periods presented and exclude properties sold and/or acquired in 2019 and 2018.

	Same-property results for the three months ended March 31, 2019 and 2018
	Total Multi-tenant Retail Platform		Wholly Owned and Consolidated Retail Properties		IAGM Retail Properties
	2019	2018	2019	2018	2019	2018
No. of properties	68	68	55	55	13	13
GLA (square feet)	11,709,001	11,572,188	9,103,187	8,966,153	2,605,814	2,606,035
Economic occupancy	94.2%	93.0%	94.7%	94.3%	92.8%	88.4%
ABR per square foot	$17.26	$16.96	$17.10	$16.83	$17.86	$17.43
Market summary
The following table represents the geographical diversity of our multi-tenant retail platform as of March 31, 2019.

Region	No. of Properties	GLA (square feet)	% of Total GLA
East
Maryland	1	125,018	1.0%
South Atlantic
Florida	10	1,845,942	15.1%
North Carolina	8	1,580,764	12.9%
Georgia	9	989,529	8.1%
Virginia	2	375,652	3.1%
Alabama	1	207,568	1.7%
Kentucky	1	100,926	0.8%
Total South Atlantic	31	5,100,381	41.7%
Southwest
Texas	29	5,058,629	41.3%
Oklahoma	1	255,214	2.1%
Total Southwest	30	5,313,843	43.4%
West
California	7	1,046,634	8.5%
Colorado	4	665,388	5.4%
Total West	11	1,712,022	13.9%
Grand total	73	12,251,264	100.0%

Leasing activity
The following table represents occupied lease expirations of our multi-tenant retail platform as of March 31, 2019.

Lease Expiration Year	No. of Expiring Leases	GLA of Expiring Leases	ABR of Expiring Leases	Percent of Total GLA	Percent of Total ABR	Expiring ABR per sq. ft.
2019	112	342,000	$7,285	3.0%	3.6%	$21.30
2020	229	950,078	18,735	8.2%	9.3%	19.72
2021	260	1,345,703	24,508	11.7%	12.0%	18.21
2022	257	1,601,359	29,666	13.9%	14.7%	18.53
2023	228	1,363,950	24,508	11.8%	12.1%	17.97
2024	168	1,734,967	26,937	15.0%	13.3%	15.53
2025	67	792,171	11,412	6.9%	5.6%	14.41
2026	80	421,830	8,792	3.7%	4.3%	20.84
2027	105	859,352	18,141	7.4%	9.0%	21.11
2028	92	665,045	12,089	5.8%	6.0%	18.18
Thereafter	89	1,176,856	18,761	10.2%	9.3%	15.94
Other (a)	238	281,895	1,635	2.4%	0.8%	5.80
	1,925	11,535,206	$202,469	100.0%	100.0%	$17.55

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

We believe the percentage of leases expiring annually over the next five years may allow us to capture an appropriate portion of potential market rent increases while allowing us to manage any potential re-leasing risk. For purposes of preparing the table, we have not assumed that unexercised contractual lease renewal or extension options contained in our leases will, in fact, be exercised.
For the quarter ended March 31, 2019, we have not experienced any tenant bankruptcies or receivable write-offs that materially impacted our results of operations. Our retail business is neither highly dependent on specific retailers nor subject to lease roll-over concentration. We believe this minimizes risk to our multi-tenant retail platform from significant revenue variances over time.

The following table summarizes the leasing activity for leases that were executed during the three months ended March 31, 2019, compared with expiring or expired leases for the same or previous tenant for renewals and the same unit for new leases at the 73 retail properties in our multi-tenant retail platform. We had GLA totaling 852,219 square feet expiring during the three months ended March 31, 2019, of which 705,530 square feet was re-leased. This achieved a retention rate of approximately 82.7%.

	No. of Leases Executed as of March 31, 2019	GLA SF	New Contractual Rent ($PSF) (b)	Prior Contractual Rent ($PSF) (b)	% Change over Prior Contract Rent (b)	Weighted Average Lease Term (Years)	Tenant Improve-ment Allowance ($PSF)	Lease Commissions ($PSF)
All Tenants
Comparable Renewal Leases (a)	38	328,712	$14.89	$14.17	5.1%	5.1	$0.32	$—
Comparable New Leases (a)	7	13,082	$26.29	$24.71	6.4%	6.5	$12.81	$9.79
Non-Comparable Renewal and New Leases	21	87,995	$14.74	N/A	N/A	6.2	$7.21	$4.60
Total	66	429,789	$15.32	$14.57	5.1%	5.3	$2.11	$1.24

Anchor Tenants (leases over 10,000 square feet)
Comparable Renewal Leases (a)	9	266,277	$11.58	$11.07	4.6%	5.0	$—	$—
Non-Comparable Renewal and New Leases	2	36,532	$4.72	N/A	N/A	6.7	$—	1.77
Total	11	302,809	$11.58	$11.07	4.6%	5.2	$—	$0.21

Non-anchor Tenants (leases under 10,000 square feet)
Comparable Renewal Leases (a)	29	62,435	$28.99	$27.40	5.8%	5.3	$1.66	$—
Comparable New Leases (a)	7	13,082	$26.29	$24.71	6.4%	6.5	$12.81	$9.79
Non-Comparable Renewal and New Leases	19	51,463	$21.85	N/A	N/A	5.7	$12.32	$6.62
Total	55	126,980	$28.52	$26.93	5.9%	5.6	$7.13	$3.69

(a)
Comparable leases are leases that meet all of the following criteria: terms greater than one year, unit was vacant one year or less prior to occupancy, square footage of unit remains unchanged or within 10% of prior unit square footage, and has a rent structure consistent with the previous tenant.

(b)	Non-comparable leases are not included in totals.

Highlights for the Three Months Ended March 31, 2019
Retail property acquisitions
During the three months ended March 31, 2019, we continued to execute on our strategy to enhance our multi-tenant retail platform with the acquisition of the following retail properties in our core markets:

Date	Property	Metropolitan Statistical Area ("MSA")(a)	Center Type	Gross Acquisition Price	Square Feet
January 31, 2019	Commons at University Place	Raleigh-Cary, NC	Neighborhood Center	$23,250	92,000
March 20, 2019	Lakeside Winter Park and Lakeside Crossings	Orlando-Kissimmee-Sanford, FL	Community Center	63,500	76,000
				$86,750	168,000

(a)	As defined by the United States Office of Management and Budget.
Current strategy and outlook
For InvenTrust, the right properties mean open-air grocery-anchored and certain necessity-based power centers, and the right markets mean those with above average growth in population, employment and wages. InvenTrust's targeted core markets include those with above average population, employment and wage growth. We believe these conditions create markets that are poised to experience increasing tenant demand for grocery-anchored and necessity-based retail centers, which will then position us to capitalize on potential future rent increases while enjoying sustained occupancy at our centers. Using these criteria, we have identified 10 to 15 core markets within the metropolitan areas of Atlanta, Austin, Charlotte, Dallas-Fort Worth-Arlington, Denver, Houston, the greater Los Angeles and San Diego areas, suburban Washington, D.C., Miami, Orlando, Raleigh-Durham, San Antonio and Tampa.
We have a coordinated program designed to increase rental income by maximizing re-development opportunities (which may have a mixed-use component) and identifying locations in our current multi-tenant retail platform where we can develop pad sites. We are continuing to work with our tenants to expand rentable square footage at select retail properties where demand warrants. In addition, because our properties are both retail centers and community focal points, we are able to identify short-term and specialty leasing opportunities that generate revenue from areas of the properties that are typically vacant.
Our grocery-anchored community and neighborhood centers bring consumers to our well-located properties, while our larger-format necessity-based power center retailers continue to adapt their business models to embrace omni-channel retail and appeal to consumers' continuing focus on value. Our property management team is focused on enhancing the consumers' shopping experiences at our centers by maintaining strong tenant relationships, controlling expenses, and investing in sustainability programs at a number of our retail properties with initiatives such as LED lighting, trash recycling, water conservation and other programs to reduce energy consumption and related costs.
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

Results of Operations
Comparison of results for the three months ended March 31, 2019 and 2018
The following section describes and compares our consolidated results of operations for the three months ended March 31, 2019 and 2018. We generate substantially all of our net income from property operations. All dollar amounts shown in tables are stated in thousands unless otherwise noted.

	Three months ended March 31,
	2019	2018	Increase (Decrease)
Income
Lease income, net	$55,035	$62,339	$(7,304)
Other property income	451	419	32
Other fee income	905	1,076	(171)
Total income	56,391	63,834	(7,443)

Operating expenses
Depreciation and amortization	22,862	24,830	(1,968)
Property operating expenses	7,474	9,185	(1,711)
Real estate taxes	9,051	9,359	(308)
General and administrative expenses	8,523	8,269	254
Total operating expenses	47,910	51,643	(3,733)

Other (expense) income
Interest, dividend and other income	654	691	(37)
Interest expense, net	(5,478)	(6,642)	(1,164)
Gain on extinguishment of debt	—	10,751	(10,751)
Provision for asset impairment	—	(797)	797
Gain on sale and transfer of investment properties, net	—	20,305	(20,305)
Equity in earnings (losses) of unconsolidated entities	459	(2,041)	2,500
Realized and unrealized investment losses	—	(13)	13
Total other (expense) income	(4,365)	22,254	(28,947)

Income before income taxes	4,116	34,445	(30,329)
Income tax expense	(115)	(213)	98
Net income from continuing operations	4,001	34,232	(30,231)
Net loss from discontinued operations	(13,500)	—	(13,500)
Net (loss) income	$(9,499)	$34,232	$(43,731)
Lease income, net and other property income
Lease income, net consists of basic monthly rent, amortization of acquired above and below-market leases, amortization of lease inducements, straight-line rent adjustments, percentage of sales rental income recorded pursuant to tenant leases, contractual reimbursements for real estate taxes, common area maintenance costs, tax and insurance costs, late charges, termination fee income, and estimated credit losses resulting from changes in the collectability of operating lease receivables. Other property income consists of all property related income not arising from lease arrangements with tenants.
Lease income, net and other property income decreased $7.3 million when comparing the three months ended March 31, 2019 to the same period in 2018 primarily as a result of a decrease in lease income, net and other property income of $12.0 million related to the disposition of 16 retail properties since January 1, 2018. This decrease was partially offset by an increase in lease income, net and other property income of $4.0 million related to the acquisition of five retail properties and $0.7 million from 55 retail properties classified as same-property since January 1, 2018.

Depreciation and amortization and property operating expenses
Property operating expenses consist of recurring repair and maintenance, utilities, and insurance (most of which are recoverable from the tenant).
Combined property operating expenses and depreciation and amortization decreased $3.7 million when comparing the three months ended March 31, 2019, with the same period in 2018 primarily as a result of decreases in property operating expenses and depreciation and amortization of $5.8 million related to the disposition of 16 retail properties since January 1, 2018 and $0.9 million from 55 retail properties classified as same-property. These decreases were partially offset by an increase in property operating expenses and depreciation and amortization of $3.0 million related to the acquisition of five retail properties since January 1, 2018.
Interest expense, net
Interest expense, net for the three months ended March 31, 2019, decreased by $1.2 million compared with the same period in 2018. This decrease is attributed to reductions of $0.7 million as a result of the disposition of three retail properties in 2018, $0.7 million as a result of the pay-off of one mortgage at a retail property in 2018, and $0.6 million as a result of the surrender of two retail properties to the lender in satisfaction of nonrecourse debt in 2018. These reductions to interest expense, net were partially offset by an increase of $0.8 million as a result of higher outstanding balances on the corporate term loans subsequent to March 31, 2018.
Gain on extinguishment of debt
During the three months ended March 31, 2018, the Company recognized a gain on extinguishment of debt of $10.8 million related to the surrender of Stonecrest Marketplace. No debt extinguishments or other similar transactions occurred during the three months ended March 31, 2019.
Gain on sale and transfer of investment properties, net
During the three months ended March 31, 2018, the Company recognized a net gain on sale of $18.3 million related to three retail properties, a gain on transfer of asset of $1.8 million related to the surrender of Stonecrest Marketplace, and a gain on sale of $0.2 million related to the completion of a partial condemnation at a retail property.
Equity in earnings (losses) of unconsolidated entities
During the three months ended March 31, 2018, the Company recognized equity in losses related to its unconsolidated entities of $2.0 million, which was primarily a result of losses recognized by IAGM of $3.9 million on the sale of Bryant Square on February 28, 2018.
Net loss from discontinued operations
During the three months ended March 31, 2019, the Company increased the accrued loss contingency relating to indemnity claims from the sale of University House Communities Group, Inc., which was sold in June 2016. Accordingly, this activity has been classified as discontinued operations consistent with our strategic shift to a multi-tenant retail platform.
Net Operating Income
We evaluate the performance of our wholly owned and consolidated retail properties based on NOI and modified NOI. Modified NOI reflects the income from operations excluding lease termination income and GAAP rent adjustments (such as straight-line rent and above/below market lease amortization). We believe NOI, modified NOI, same-property modified NOI, and modified NOI from other investment properties, each of which are supplemental non-GAAP financial measures, provide added comparability across periods when evaluating the financial condition and operating performance that is not readily apparent from "Operating income" or "Net income" in accordance with GAAP.
Comparison of same-property results for the three months ended March 31, 2019 and 2018
A total of 55 wholly owned retail properties met our same-property criteria for the three months ended March 31, 2019 and 2018. Modified NOI from other investment properties in the table below for the three months ended March 31, 2019 and 2018 includes retail properties that did not meet our same-property criteria, including retail properties sold and/or acquired in 2019 and 2018. The following table represents the reconciliation of net income, the most directly comparable GAAP measure, to same-property modified NOI for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
Net (loss) income	$(9,499)	$34,232
Adjustments to reconcile to same-property modified NOI:
Net loss from discontinued operations	13,500	—
Income tax expense	115	213
Realized and unrealized investment losses	—	13
Equity in (earnings) losses of unconsolidated entities	(459)	2,041
Interest expense, net	5,478	6,642
Gain on extinguishment of debt	—	(10,751)
Gain on sale and transfer of investment properties, net	—	(20,305)
Interest, dividend and other income	(654)	(691)
Provision for asset impairment	—	797
Depreciation and amortization	22,862	24,830
General and administrative expenses	8,523	8,269
Other fee income	(905)	(1,076)
Adjustments to modified NOI (a)	(2,811)	(2,674)
Modified NOI from other investment properties	(2,607)	(9,187)
Same-property modified NOI	$33,543	$32,353

(a)	Adjustments to modified NOI include termination fee income and GAAP rent adjustments (such as straight-line rent and above/below-market lease amortization).
Comparison of the components of same-property modified NOI for the three months ended March 31, 2019 and 2018

	Three months ended March 31,
	2019	2018	Change	Var.
Lease income, net	$48,542	$47,847	$695	1.5%
Other property income	459	388	71	18.3%
	49,001	48,235	766	1.6%
Property operating expenses	7,003	7,627	(624)	(8.2)%
Real estate taxes	8,455	8,255	200	2.4%
	15,458	15,882	(424)	(2.7)%
Same-property modified NOI	$33,543	$32,353	$1,190	3.7%
Same-property modified NOI increased $1.2 million, or 3.7%, when comparing the three months ended March 31, 2019, to the same period in 2018. Approximately $1.0 million of the increase is attributable to the Company leasing previously unoccupied space and achieving more favorable rental terms with tenants, as demonstrated by our slight increases in economic occupancy and ABR per square foot. The remaining $0.2 million increase is primarily attributable to a combined net reduction in credit losses and bad debt expense.
Liquidity and Capital Resources
Capital Expenditures and Re-development Activity
The following table summarizes capital resources used through development, re-development and leasing activities at the Company’s retail properties owned during the three months ended March 31, 2019. These costs are classified as cash used in capital expenditures and tenant improvements on the condensed consolidated statements of cash flows for the three months ended March 31, 2019.

	Development		Re-development		Leasing		Total
Direct costs	$715	(a)	$4,565	(a)	$2,131	(c)	$7,411
Indirect costs	118	(b)	345	(b)	—		463
Total	$833		$4,910		$2,131		$7,874

(a)	Direct development and re-development costs relate to construction of buildings at our retail properties.

(b)	Indirect development and re-development costs relate to the capitalized payroll attributed to improvements at our retail properties.

(c)	Direct leasing costs relate to improvements to a tenant space that are either paid directly or reimbursed to the tenants.

Short-term Liquidity and Capital resources
On a short-term basis, our principal demands for funds are to pay our operating, corporate, and transaction readiness expenses, as well as to pay property capital expenditures, to make distributions to our stockholders, and to pay interest and principal on our indebtedness. We expect to meet our short-term liquidity requirements from cash flows from operations, distributions from our joint venture investments, sales of our retail properties and available capacity on our unsecured term loans and revolving credit agreements.
Long-term Liquidity and Capital Resources
Our objectives are to maximize revenue generated by our multi-tenant retail platform, to further enhance the value of our retail properties to produce attractive current yield and long-term returns for our stockholders, and to generate sustainable and predictable cash flow from our operations to distribute to our stockholders. We are seeking to increase our operating cash flows over time through the execution of our strategy.
Our board of directors (the "Board") approved an increase to our annual distribution rate effective for the quarterly distribution paid in April 2019. As we execute our retail strategy, the Board has and will continue to be evaluating our distribution rate and, if the Board deems appropriate, adjust the rate to take into account our progress in refining and balancing our multi-tenant retail platform.
Our primary sources and uses of capital are as follows:
Sources

•	Operating cash flows from our real estate investments, which consists of our retail properties;

•	Distributions from our joint venture investments;

•	Proceeds from sales of properties;

•	Proceeds from mortgage loan borrowings on properties;

•	Proceeds from corporate borrowings; and

•	Cash and cash equivalents.
Uses

•	To pay our operating expenses;

•	To make distributions to our stockholders;

•	To service or pay down our debt;

•	To fund capital expenditures and leasing related costs;

•	To invest in properties and portfolios of properties;

•	To fund development, re-development, or leasing investments; and

•	To repurchase our common stock.
We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity through cash purchases or exchanges for other securities. Such purchases or exchanges, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
Distributions
During the three months ended March 31, 2019, we declared cash distributions to our stockholders totaling $13.4 million and paid cash distributions of $13.0 million. As we execute on our retail strategy, the Board has and expects to continue to evaluate our distribution rate on a periodic basis. See "Current Strategy and Outlook" for more information regarding our retail strategy.

Borrowings
Mortgages Payable, Maturities
The following table shows the scheduled maturities for the Company's mortgages payable as of March 31, 2019 for the remainder of 2019, each of the next four years, and thereafter.

	Maturities during the year ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Mortgages payable	$—	$41,000	$12,491	$50,504	$41,537	$67,880	$213,412
Credit Agreements, Maturities
The following table shows the Company's borrowings outstanding under its unsecured term loans as of March 31, 2019:

	Principal Balance	Interest Rate	Maturity Date
$250.0 million 5 year - swapped to fixed rate	$90,000	2.5510% (a)	December 21, 2023
$250.0 million 5 year - swapped to fixed rate	60,000	2.5525% (a)	December 21, 2023
$250.0 million 5 year - variable rate	50,000	3.6893% (b)	December 21, 2023
$250.0 million 5 year - variable rate	26,000	3.6893% (b)	December 21, 2023
$150.0 million 5.5 year - variable rate	100,000	3.6893% (b)	June 21, 2024
$150.0 million 5.5 year - variable rate	26,000	3.6893% (b)	June 21, 2024
Total unsecured term loans	$352,000

(a)
The Company swapped $90,000 (notional amount of $90,000) and $60,000 (notional amount of $60,000) of variable rate debt at an interest rate of 1-Month LIBOR plus 1.20% to a fixed rate of 2.5510% and 2.5525%, respectively. The swaps have an effective date of December 10, 2015 and a termination dates of December 1, 2019. As a result, all net deferred amounts in accumulated comprehensive income will be reclassified into earnings during 2019.

(b)	Interest rate reflects 1-Month LIBOR plus 1.2% effective March 1, 2019.
Summary of Cash Flows

	Three months ended March 31,		Change
	2019	2018
Cash provided by operating activities	$21,478	$27,317	$(5,839)
Cash used in (provided by) investing activities	(93,989)	114,272	(208,261)
Cash used in financing activities	(13,794)	(13,902)	108
(Decrease) increase in cash, cash equivalents, and restricted cash	(86,305)	127,687	(213,992)
Cash, cash equivalents, and restricted cash at beginning of period	264,853	171,878	92,975
Cash, cash equivalents, and restricted cash at end of period	$178,548	$299,565	$(121,017)
Operating Activities
Cash provided by operating activities of $21.5 million and $27.3 million for the three months ended March 31, 2019 and 2018, respectively, was generated primarily from operating income from property operations and operating distributions from unconsolidated entities. Cash provided by operating activities decreased $5.8 million when comparing the three months ended March 31, 2019, with the same period in 2018 as a result of general fluctuations in working capital and the disposal of 16 properties since January 1, 2018 which was partially offset by the acquisition of five properties since January 1, 2018.
Investing Activities
Cash used in investing activities of $94.0 million for the three months ended March 31, 2019, was primarily attributed to cash used in the acquisition of two investment properties of $85.4 million, cash used for capital expenditures and tenant improvements of $6.0 million, investment in development projects of $1.9 million, lease commissions and other leasing costs of $0.6 million, and net of $0.1 million cash outflow from other investing activities.
Cash provided by investing activities of $114.3 million for the three months ended March 31, 2018, was primarily a result of proceeds from the sale of investment properties of $119.8 million related to the disposal of three retail properties. These proceeds were partially offset by cash used for capital expenditures and tenant improvements of $3.2 million and lease commissions and other leasing costs of $1.4 million.

Financing Activities
Cash used in financing activities of $13.8 million for the three months ended March 31, 2019, was primarily attributed to cash used to pay distributions of $13.0 million, principal payments of mortgage debt of $0.5 million, payment of finance lease liabilities of $0.1 million, and net of $0.2 million cash outflow from other financing activities.
Cash used in financing activities of $13.9 million for the three months ended March 31, 2018, was primarily attributed to cash used to pay distributions of $13.4 million and principal payments of mortgage debt of $0.5 million.
We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements with a maturity of three months or less, at the date of purchase, to be cash equivalents. We maintain our cash and cash equivalents at major financial institutions. The combined account balances at one or more institutions generally exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage. The Company periodically assesses the credit risk associated with these financial institutions. As a result, there is what we believe to be insignificant credit risk related to amounts on deposit in excess of FDIC insurance coverage.
Off-Balance Sheet Arrangements
We do not have material off-balance sheet arrangements.
Contractual Obligations
We have obligations related to our mortgage loans, unsecured term loans, and revolving credit facility as described in "Note 7. Debt" in the condensed consolidated financial statements. The unconsolidated entities in which we have an investment have third-party mortgage debt of $275.3 million as of March 31, 2019, as described in "Note 6. Investment in Consolidated and Unconsolidated Entities" in the condensed consolidated financial statements. It is anticipated that our unconsolidated entities will be able to repay or refinance all of their debt on a timely basis.
The following table presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations and lease agreements. It excludes third-party debt associated with our unconsolidated entities and debt premiums and discounts that are not future cash obligations as of March 31, 2019.

	Payments due by year ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt:
Fixed rate debt, principal (a)	$—	$41,000	$12,491	$50,504	$191,537	$67,880	$363,412
Variable rate debt, principal	—	—	—	—	76,000	126,000	202,000
Interest	16,824	19,595	18,438	16,679	15,252	5,827	92,615
Total long-term debt	16,824	60,595	30,929	67,183	282,789	199,707	658,027
Operating lease obligations (b)	502	611	494	466	479	1,041	3,593
Finance lease obligations (c)	415	532	519	317	40	—	1,823
Grand total	$17,741	$61,738	$31,942	$67,966	$283,308	$200,748	$663,443

(a)	Includes $150.0 million of variable rate unsecured term loans that have been swapped to a fixed rate as of March 31, 2019.

(b)	Includes leases on corporate office spaces used in our business.

(c)	Includes contracts for property improvements that have been deemed to contain finance leases.

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

	As of
	March 31, 2019	December 31, 2018
Balance Sheet Data:
Total assets	$2,524,782	$2,536,006
Debt, net	$561,412	$561,782

	Three Months Ended March 31,
	2019	2018
Operating Data:
Total income	$56,391	$63,834
Total interest, dividend and other income	$654	$691
Net income from continuing operations	$4,001	$34,232
Net income per common share, from continuing operations, basic and diluted	$0.01	$0.04
Common Stock Distributions:
Distributions declared on common stock	$13,405	$13,860
Distributions paid to common stockholders	$13,029	$13,441
Distributions declared per weighted average common share	$0.02	$0.02
Distributions paid per weighted average common share	$0.02	$0.02
Supplemental Non-GAAP Measures:
Funds From Operations (a)	$15,457	$43,694
Modified Funds From Operations (a)	$27,943	$30,148
Total modified net operating income (b)	$36,150	$41,540
Cash Flow Data:
Net cash provided by operating activities	$21,478	$27,317
Net cash (used in) provided by investing activities	$(93,989)	$114,272
Net cash used in financing activities	$(13,794)	$(13,902)
Other Information:
Weighted average number of common shares outstanding, basic	728,558,989	774,311,254
Weighted average number of common shares outstanding, diluted	728,827,861	774,394,732

(a)
The National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as Funds From Operations (FFO). Our FFO, which is based on the NAREIT definition, is net income (loss) in accordance with GAAP excluding gains (or losses) resulting from dispositions of properties, plus depreciation and amortization and impairment charges on depreciable real property, after adjustments for unconsolidated partnerships and joint ventures in which we hold an interest. We have adopted the NAREIT definition in our calculation of FFO Applicable to Common Shares because management considers FFO a widely accepted and appropriate non-GAAP measure of performance for REITs.

In calculating FFO, impairment charges of depreciable real estate assets are added back even though the impairment charge may represent a permanent decline in value due to the decreased operating performance of the applicable property. Furthermore, because gains and losses from sales of property are excluded from FFO, it is consistent and appropriate that impairments, which are often early recognition of losses on prospective sales of property, also be excluded. If evidence exists that a loss reflected in the investment of an unconsolidated entity is due to the impairment of depreciable real estate assets, our share of these impairments is added back to net income in the determination of FFO.
Modified Funds From Operations ("Modified FFO") is an additional financial measure used by the Company because FFO includes certain non-comparable items that affect our performance over time. We define Modified FFO as FFO Applicable to Common Shares excluding the impact of discrete non-operating transactions and other events, which we do not deem representative of the comparable operating results of our multi-tenant retail platform.

We believe FFO Applicable to Common Shares provides a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, acquisition and development activities, and financing costs. This provides a perspective of our financial performance that is not immediately apparent from net income determined in accordance with GAAP. We believe that Modified FFO extends that perspective and is helpful in assisting management and investors in assessing of the sustainability of operating performance in future periods by excluding items that may cause short-term fluctuations in net income but have no impact on cash flows.
FFO and Modified FFO are neither intended to be a substitute to "net income" nor a substitute for "cash flows from operating activities" as determined by GAAP. Other REITs may use alternative methodologies for calculating similarly titled measures, which may not be comparable to the Company's calculation of FFO Applicable to Common Shares or Modified FFO Applicable to Common Shares. NAREIT FFO Applicable to Common Shares and Modified FFO Applicable to Common Shares is calculated as follows:

	Three Months Ended March 31,
	2019	2018
Net (loss) income	$(9,499)	$34,232
Depreciation and amortization related to investment properties	22,054	23,342
Our share of depreciation and amortization of unconsolidated entities	2,902	3,110
Provision for asset impairment	—	797
Our share of provision for asset impairment recognized in equity in losses of unconsolidated entities	—	370
Gain on sale and transfer of investment properties, net	—	(20,305)
Our share of losses from property dispositions recognized in equity in losses of unconsolidated entities	—	2,148
FFO Applicable to Common Shares	$15,457	$43,694
Realized and unrealized investment losses	—	13
Gain on extinguishment of debt	—	(10,751)
Amortization of mark to market debt, (premium) and discount, net	(50)	(50)
Amortization of above and (below)-market leases and inducements, net	(1,591)	(1,502)
Amortization of operating lease ROU assets	137	—
Depreciation and amortization of corporate assets	808	1,488
Straight-line rental income adjustment, net	(1,126)	(1,113)
Our share of straight-line rental income adjustment, net, recognized in equity in earnings (losses) of unconsolidated entities	(37)	(2,499)
Stock-based compensation expense, net	845	868
Provision for indemnification claims in discontinued operations	13,500	—
Modified FFO Applicable to Common Shares	$27,943	$30,148

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

The following table reflects a reconciliation of total modified NOI to the net income attributable to the Company on the condensed consolidated statements of operations and comprehensive (loss) income, the most comparable GAAP measure, for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
Net (loss) income	$(9,499)	$34,232
Adjustments to reconcile to total modified NOI
Net loss from discontinued operations	13,500	—
Income tax expense	115	213
Realized and unrealized investment losses	—	13
Equity in (earnings) losses of unconsolidated entities	(459)	2,041
Interest expense, net	5,478	6,642
Gain on extinguishment of debt	—	(10,751)
Gain on sale and transfer of investment properties, net	—	(20,305)
Interest, dividend and other income	(654)	(691)
Provision for asset impairment	—	797
Depreciation and amortization	22,862	24,830
General and administrative expenses	8,523	8,269
Other fee income	(905)	(1,076)
Adjustments to modified NOI (1)	(2,811)	(2,674)
Total modified NOI	$36,150	$41,540

(1)	Adjustments to modified NOI includes termination fee income and GAAP rent adjustments (such as straight-line rent and above/below-market lease amortization).

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions.
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of March 31, 2019, our debt included outstanding variable rate term loans of $352.0 million, of which $150.0 million have been swapped to a fixed rate. If market rates of interest on all variable rate debt as of March 31, 2019 permanently increased and decreased by 1%, the annual increase and decrease in interest expense on the variable rate debt and future earnings and cash flows would be approximately $2.0 million.
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
We monitor interest rate risk using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed-rate debt. In addition, existing fixed and variable rate loans that are scheduled to mature within the next two years are evaluated for possible early refinancing and/or extension due to consideration given to current interest rates. Refer to our Borrowings table in Item 2 of this Quarterly Report for debt principal amounts and expected maturities by year to evaluate the expected cash flows and sensitivity to interest rate changes.

We may use financial instruments to hedge exposures to changes in interest rates on loans. To the extent we do, we are exposed to credit risk and market risk. Credit risk is the risk of failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates a credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not pose credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with what we believe are high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates.
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("AARC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that best represents the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. Our unsecured line of credit and term loans are indexed to USD-LIBOR. However, as our amended and restated line of credit and term loan agreements have provisions that allow for a transition to a new alternative rate, we believe that transition from USD-LIBOR to SOFR will not have a material impact on our condensed consolidated financial statements.
As of March 31, 2019, we had two interest rate swaps. The following table summarizes those interest rate swap contracts:

Variable Rate Debt Swapped to Fixed Rate	Effective Date	Termination Date	Bank Pays Variable Rate of	InvenTrust Pays Fixed Rate of	Notional Amount as of March 31, 2019	Fair Value as of
						March 31, 2019	December 31, 2018
5 year - fixed portion	12/10/2015	12/1/2019	1-Month LIBOR	1.3510%	$90,000	$657	$983
5 year - fixed portion	12/10/2015	12/1/2019	1-Month LIBOR	1.3525%	60,000	436	654
Total 5 year, fixed portion					$150,000	$1,093	$1,637
The gains or losses resulting from marking-to-market our derivatives each reporting period are recognized as an increase or decrease in other comprehensive income on our condensed consolidated statements of operations and comprehensive (loss) income.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, including our principal executive officer and our principal financial officer, evaluated, as of March 31, 2019, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of March 31, 2019, were effective at a reasonable assurance level for the purpose of ensuring that information we are required to disclose in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our principal executive officer and our principal financial officer as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
We implemented Topic 842 as of January 1, 2019. As a result, we made the following significant modifications to our internal control over financial reporting, including changes to accounting policies and procedures, operational processes, and documentation practices:

•	updated our policies and procedures related to accounting for lease assets and liabilities and related income and expense;

•
modified our contract review controls to consider the new criteria for determining whether a contract is or contains a lease, specifically to clarify the definition of a lease and align with the concept of control as described in Topic 842;

•
added quarterly controls for reevaluating our significant assumptions and judgments such as (1) whether a contract contains a lease; (2) whether contract consideration qualifies for a combined lease component; (3) the determination of appropriate discount rates; and (4) the determination of the amount we expect to derive from the underlying asset at the end of the lease term; and

•	added controls to address related required disclosures regarding leases, including our significant assumptions and judgments used in applying Topic 842.
Other than the items described above, there were no changes to our internal control over financial reporting during the quarter ended March 31, 2019, that materially affected our internal control over financial reporting or are reasonably likely to materially affect it.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2019, filed with the SEC on May 10, 2019, is formatted in Extensible Business Reporting Language ("XBRL"): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).

* Filed as part of this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InvenTrust Properties Corp.

Date:	May 10, 2019
By:	/s/ Thomas P. McGuinness

Name:	Thomas P. McGuinness
Title:	President and Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2019
By:	/s/ Adam M. Jaworski

Name:	Adam M. Jaworski
Title:	Senior Vice President, Chief Accounting Officer and Interim Treasurer (Principal Accounting Officer and Interim Principal Financial Officer)