Form 10-Q
period 2019-06-30
InvenTrust Properties Corp.
filed 2019-08-08
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
COMMISSION FILE NUMBER: 000-51609
INVENTRUST PROPERTIES CORP.
(Exact name of registrant as specified in its charter)

Maryland				34-2019608
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

3025 Highland Parkway,	Suite 350	Downers Grove,	Illinois	60515
(Address of principal executive offices)				(Zip Code)
(855)			377-0510
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒
As of August 1, 2019, there were 728,722,763 shares of the registrant’s common stock outstanding.

InvenTrust Properties Corp.

Quarterly Report on Form 10-Q
For the quarterly period ended June 30, 2019

- i-

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of
	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Investment properties
Land	$575,032	$558,817
Building and other improvements	1,766,310	1,670,678
Construction in progress	7,571	12,788
Total	2,348,913	2,242,283
Less accumulated depreciation	(307,893)	(286,330)
Net investment properties	2,041,020	1,955,953
Cash and cash equivalents	146,525	260,131
Restricted cash	6,184	4,722
Investment in unconsolidated entities	122,365	156,132
Intangible assets, net	110,472	108,005
Accounts and rents receivable, net	26,578	27,087
Deferred costs and other assets, net	25,938	23,976
Total assets	$2,479,082	$2,536,006

Liabilities
Debt, net	$548,752	$561,782
Accounts payable and accrued expenses	34,318	32,784
Distributions payable	13,408	13,029
Intangible liabilities, net	44,544	46,985
Other liabilities	27,363	29,112
Total liabilities	668,385	683,692
Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 728,722,763 shares issued and outstanding as of June 30, 2019 and 728,558,989 shares issued and outstanding as of December 31, 2018.	729	729
Additional paid-in capital	5,587,350	5,585,758
Distributions in excess of accumulated net income	(3,777,844)	(3,735,810)
Accumulated comprehensive income	462	1,637
Total stockholders' equity	1,810,697	1,852,314
Total liabilities and stockholders' equity	$2,479,082	$2,536,006
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(Unaudited)

(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Income
Lease income, net	$55,509	$60,034	$110,544	$122,373
Other property income	821	532	1,272	951
Other fee income	860	924	1,765	2,000
Total income	57,190	61,490	113,581	125,324

Operating expenses
Depreciation and amortization	24,692	23,254	47,554	48,084
Property operating expenses	7,035	8,463	14,509	17,648
Real estate taxes	8,958	9,671	18,009	19,030
General and administrative expenses	8,886	8,720	17,409	16,989
Total operating expenses	49,571	50,108	97,481	101,751

Other (expense) income
Interest, dividend and other income	656	953	1,310	1,643
Interest expense, net	(5,627)	(6,451)	(11,105)	(13,093)
(Loss) gain on extinguishment of debt, net	(809)	(55)	(809)	10,697
Provision for asset impairment	—	—	—	(797)
Gain on sale and transfer of investment properties, net	5,662	17,960	5,662	38,265
Equity in losses of unconsolidated entities	(1,079)	(711)	(620)	(2,752)
Realized and unrealized investment gains	—	236	—	223
Total other (expense) income	(1,197)	11,932	(5,562)	34,186

Income before income taxes	6,422	23,314	10,538	57,759
Income tax expense	(144)	(151)	(259)	(364)
Net income from continuing operations	6,278	23,163	10,279	57,395
Net loss from discontinued operations	(12,000)	—	(25,500)	—
Net (loss) income	$(5,722)	$23,163	$(15,221)	$57,395

Weighted-average number of common shares outstanding, basic	728,654,374	774,391,881	728,606,945	774,351,790
Weighted-average number of common shares outstanding, diluted	729,287,663	774,930,240	728,623,337	774,351,790

Net income per common share, from continuing operations, basic and diluted	$0.01	$0.03	$0.01	$0.07
Net loss per common share, from discontinued operations, basic and diluted	$(0.02)	$—	$(0.03)	$—
Net (loss) income per common share, basic and diluted	$(0.01)	$0.03	$(0.02)	$0.07

Distributions declared per common share outstanding	$0.02	$0.02	$0.04	$0.04
Distributions paid per common share outstanding	$0.02	$0.02	$0.04	$0.04
Comprehensive (loss) income
Net (loss) income	$(5,722)	$23,163	$(15,221)	$57,395
Unrealized (loss) gain on derivatives	(204)	316	(316)	1,076
Reclassification to interest expense, net	(427)	(216)	(859)	(309)
Comprehensive (loss) income	$(6,353)	$23,263	$(16,396)	$58,162
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Equity
(Unaudited)

(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income	Total

Beginning balance, January 1, 2018	774,293,197	$773	$5,681,912	$(3,778,908)	$1,945	$1,905,722
Impact of Accounting Standards Update ("ASU") No. 2016-01 (a)	—	—	—	275	(275)	—
Impact of ASU No. 2017-05 (a)	—	—	—	12,756	—	12,756
Adjusted balance, January 1, 2018	774,293,197	773	5,681,912	(3,765,877)	1,670	1,918,478
Net income	—	—	—	34,232	—	34,232
Unrealized gain on derivatives	—	—	—	—	760	760
Reclassification to interest expense, net	—	—	—	—	(93)	(93)
Distributions declared	—	—	—	(13,860)	—	(13,860)
Stock-based compensation, net	18,057	—	545	—	—	545
Ending balance, March 31, 2018	774,311,254	773	5,682,457	(3,745,505)	2,337	1,940,062
Net income	—	—	—	23,163	—	23,163
Unrealized gain on derivatives	—	—	—	—	316	316
Reclassification to interest expense, net	—	—	—	—	(216)	(216)
Distributions declared	—	—	—	(13,863)	—	(13,863)
Stock-based compensation, net	137,893	—	751	—	—	751
Ending balance, June 30, 2018	774,449,147	$773	$5,683,208	$(3,736,205)	$2,437	$1,950,213

(a)	See Note 2. Recently Issued Accounting Pronouncements Adopted.
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Equity
(Unaudited)

(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income	Total

Beginning balance, January 1, 2019	728,558,989	$729	$5,585,758	$(3,735,810)	$1,637	$1,852,314
Net loss	—	—	—	(9,499)	—	(9,499)
Unrealized loss on derivatives	—	—	—	—	(112)	(112)
Reclassification to interest expense, net	—	—	—	—	(432)	(432)
Distributions declared	—	—	—	(13,405)	—	(13,405)
Stock-based compensation, net	—	—	397	—	—	397
Ending balance, March 31, 2019	728,558,989	729	5,586,155	(3,758,714)	1,093	1,829,263
Net loss	—	—	—	(5,722)	—	(5,722)
Unrealized loss on derivatives	—	—	—	—	(204)	(204)
Reclassification to interest expense, net	—	—	—	—	(427)	(427)
Distributions declared	—	—	—	(13,408)	—	(13,408)
Stock-based compensation, net	163,774	—	1,195	—	—	1,195
Ending balance, June 30, 2019	728,722,763	$729	$5,587,350	$(3,777,844)	$462	$1,810,697

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(15,221)	$57,395
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	47,554	48,084
Amortization of above and below-market leases and lease inducements, net	(2,917)	(2,748)
Amortization of debt premiums, discounts and financing costs, net	844	544
Straight-line rent adjustment, net	(1,787)	(2,243)
Provision for asset impairment	—	797
Gain on sale and transfer of investment properties, net	(5,662)	(38,265)
Loss (gain) on extinguishment of debt, net	809	(10,697)
Equity in losses of unconsolidated entities	620	2,752
Distributions from unconsolidated entities	3,147	3,880
Stock-based compensation, net	2,165	2,084
Realized and unrealized investment losses	—	(223)
Provision for indemnification claims	25,500	—
Changes in assets and liabilities:
Accounts and rents receivable, net	1,783	2,310
Deferred costs and other assets	(2,894)	3,070
Accounts payable and accrued expenses	(1,156)	(2,431)
Other liabilities	172	963
Net cash provided by operating activities	52,957	65,272
Cash flows from investing activities:
Purchase of investment properties	(126,769)	(143,216)
Acquired in-place and market lease intangibles, net	(13,699)	(8,544)
Capital expenditures and tenant improvements	(9,953)	(9,433)
Investment in development projects	(3,696)	(1,650)
Proceeds from sale and transfer of investment properties, net	31,842	186,778
Payment due to indemnification claims related to the sale of investment properties	(30,000)	—
Proceeds from the sale of marketable securities	—	3,610
Proceeds from the sale of unconsolidated entity	30,000	—
Contributions to unconsolidated entities	—	(1,841)
Distributions from unconsolidated entities	—	282
Lease commissions and other leasing costs	(1,584)	(3,526)
Other assets	119	(167)
Other liabilities	(290)	486
Net cash (used in) provided by investing activities	(124,030)	22,779
Cash flows from financing activities:
Distributions	(26,434)	(27,301)
Pay-off of debt	(12,491)	(16,100)
Debt prepayment penalties	(779)	(1,617)
Principal payments of debt	(945)	(939)
Payment of finance lease liabilities	(232)	—
Payment of loan fees and deposits	(190)	(429)
Net cash used in financing activities	(41,071)	(46,386)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(112,144)	41,665
Cash, cash equivalents, and restricted cash at the beginning of the period	264,853	171,878
Cash, cash equivalents, and restricted cash at the end of the period	$152,709	$213,543

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)

	Six months ended June 30,
	2019	2018
Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$146,525	$185,703
Restricted cash	6,184	27,840
Cash, cash equivalents, and restricted cash at the end of the period	$152,709	$213,543

Supplemental disclosure and schedules:
Cash flow disclosure, including non-cash activities:
Cash paid for interest, net of capitalized interest of $42 and $0	$10,545	$12,650
Cash paid for income taxes, net of refunds of $438 and $140	$359	$979
Cash paid for operating lease liabilities	$393	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$2,890	$—
Lease liabilities arising from obtaining right-of-use assets	$3,114	$—
Distributions payable	$13,408	$13,863
Recognition of partially deferred gains on property sales	$—	$12,756
Accrued capital expenditures and tenant improvements	$3,151	$2,224
Accrued investment in re-development projects	$431	$21
Accrued lease commissions and other leasing costs	$414	$397
Tenant building construction placed into service	$7,950	$—

Purchase of investment properties:
Net investment properties	$127,499	$143,644
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	15,855	13,567
Accounts payable and accrued expenses, lease intangibles, and other liabilities	(2,886)	(5,451)
Cash outflow for purchase of investment properties, net	140,468	151,760
Capitalized acquisition costs	(918)	(200)
Construction escrow accounts	—	278
Credits and other changes in cash outflow, net	3,092	462
Gross acquisition price of investment properties	$142,642	$152,300

Sale and transfer of investment properties:
Net investment properties	$25,977	$198,586
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	1,096	7,517
Accounts payable and accrued expenses, lease intangibles, and other liabilities	(893)	(9,102)
Debt extinguished through the transfer of properties	—	(44,331)
Debt assumed by the buyer through the disposition of properties	—	(14,854)
Gain on sale and transfer of investment properties, net	5,662	38,265
Gain on extinguishment of debt	—	10,697
Proceeds from sale and transfer of investment properties, net	31,842	186,778
Transfer of mortgage principal to buyer	—	16,600
Surrender of mortgage escrows for transferred properties	—	2,160
Credits and other changes in cash inflow, net	1,108	7,412
Gross disposition price of investment properties	$32,950	$212,950

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
As used throughout this Quarterly Report, the terms "Company," "InvenTrust," "we," "us," and "our" mean InvenTrust Properties Corp. and its wholly-owned and unconsolidated joint venture investments. Unless otherwise noted, all dollar amounts are stated in thousands, except share, per share and per square foot data. Any reference to the number of properties, square feet, and tenant and occupancy data are unaudited.
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
The accompanying condensed consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries and any consolidated variable interest entities ("VIEs"). Subsidiaries generally consist of limited liability companies ("LLCs") and limited partnerships ("LPs"). All significant intercompany balances and transactions have been eliminated.
Each retail property is owned by a separate legal entity that maintains its own books and financial records, and each separate legal entity's assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in "Note 7. Debt."
As of June 30, 2019, the Company's wholly-owned investment properties consisted of 59 retail properties, with a gross leasable area ("GLA") of approximately 9.5 million square feet. As of June 30, 2018, the Company's wholly-owned or consolidated investment properties consisted of 64 retail properties, with a GLA of approximately 11.0 million square feet. In addition, as of June 30, 2019 and 2018, the Company had an investment in one unconsolidated real estate joint venture which owns an interest in 12 and 14 retail properties, respectively, with GLA of approximately 2.6 million and 3.0 million square feet, respectively, managed by the Company. As of June 30, 2018, the Company had an investment in a separate unconsolidated real estate joint venture which owned land being developed in Sacramento, California. The Company has since liquidated its interest in that venture as disclosed in "Note 6. Investment in Consolidated and Unconsolidated Entities."
2. Basis of Presentation and Recently Issued Accounting Pronouncements
The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, judgments and assumptions are required in a number of areas, including, but not limited to, evaluating the impairment of long-lived assets, allocating the purchase price of acquired assets, determining the fair value of debt and evaluating the collectability of accounts and rents receivable. The Company bases these estimates, judgments and assumptions on historical experience and various other factors that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates.

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
January 2018
For property sales in which the Company has no continuing involvement, there should be no change to the Company's timing of gain or loss recognition. The Company adopted ASU No. 2017-05 in conjunction with the new revenue standard on January 1, 2018, resulting in deferred gains from sales of investment properties of $12,756 recognized through beginning distributions in excess of accumulated net income, as discussed in "Note 6. Investment in Consolidated and Unconsolidated Entities".

ASU No. 2016-02, Leases, (Topic 842) and related updates
ASU No. 2016-02 amends the existing guidance for lease accounting for both parties to a lease contract (i.e., lessees and lessors). The new standard requires a modified retrospective transition method for all leases existing at the date of initial application, with an option to use certain practical expedients available.
January 2019
The Company adopted ASU No. 2016-02 and the related updates on a modified retrospective basis and applied the effective date method in which the elected practical expedients were applied consistently to all leases commenced before the ASU effective date of January 1, 2019.

The incremental disclosures pertaining to the Company as a lessor and lessee have been included in "Note 3. Revenue Recognition" and "Note 11. Commitments and Contingencies," respectively.

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

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. Revenue Recognition
Operating Leases
The majority of revenue recognized from the Company’s retail properties consists of minimum lease payments received from tenants under long-term operating leases with varying terms. In addition to minimum lease payments, some leases provide for the reimbursement of the tenant’s pro rata share of certain operating expenses incurred by the landlord as recoveries, including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees and certain capital repairs. Certain other tenants are subject to net leases whereby the tenant is responsible for fixed minimum lease payments to the Company, as well as directly paying all costs and expenses associated with occupancy to third party service providers. Such direct payments to third parties are not recorded as revenue and expense by the Company.
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
Because of the narrowed definition of initial direct costs under Topic 842, the Company expenses as incurred certain lease origination costs previously capitalized and amortized to expense over the lease term. The Company has elected the practical expedient of not separating lease and non-lease components for all qualifying leases. In effect, this will generally relieve the Company from the requirement to account for certain consideration under the new revenue standard. As a result of the accounting policy election, all income arising from leases is presented on a combined basis as lease income, net on the condensed consolidated statements of operations and comprehensive (loss) income.
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
Consistent with previous guidance, unless there is a change in the minimum lease payment credit risk, changes in the collectability of billed and unbilled recoveries will continue to be recognized as bad debt expense in property operating expenses on the condensed consolidated statements of operations and comprehensive (loss) income and an allowance for doubtful accounts established on the condensed consolidated balance sheets.
As of June 30, 2019, minimum lease payments to be received under long-term operating leases and short-term specialty leases, excluding additional percentage rent based on tenants' sales volume and tenant reimbursements of certain operating expenses, and assuming no exercise of renewal options or early termination rights, are as follows:

Minimum Lease Payments
Remaining 2019	$80,410
2020	152,400
2021	138,621
2022	117,565
2023	99,353
Thereafter	338,479
Total	$926,828

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

Topic 842 Reclassifications
The Company has chosen to apply the combined presentation of lease income, net required by Topic 842 retrospectively to the three and six months ended June 30, 2018, by combining amounts previously reported as rental income and tenant recovery income and making certain other reclassifications to the condensed consolidated statements of operations and comprehensive (loss) income. The following table reflects the disaggregation of lease income, net:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Minimum lease payments	$39,059	$43,590	$78,466	$88,183
Billed and unbilled tax and insurance recoveries	8,717	9,286	16,975	18,175
Billed and unbilled common area maintenance and other recoveries	5,348	5,783	11,125	12,602
Amortization of above and below-market leases and lease inducements, net	1,327	1,246	2,918	2,748
Short-term, termination fee, and other lease income	1,478	413	2,149	1,031
Estimated credit losses	(420)	(284)	(1,089)	(366)
Lease income, net	$55,509	$60,034	$110,544	$122,373

Contracts with Customers
The Company earned other fee income of $860 and $1,765 for the three and six months ended June 30, 2019, respectively, and $924 and $2,000 for the three and six months ended June 30, 2018, respectively, which is comprised of fees derived from services provided to IAGM Retail Fund I, LLC ("IAGM"), an unconsolidated retail joint venture partnership between the Company as 55% owner and PGGM Private Real Estate Fund ("PGGM"), as disclosed in "Note 6. Investment in Consolidated and Unconsolidated Entities", and therefore deemed to be related party transactions. The property management, asset management, leasing and other services are provided over the term of the contract, which has a remaining original duration through 2023. The Company has receivables of $434 and $778 as of June 30, 2019 and December 31, 2018, respectively, which are included in deferred costs and other assets, net, on the condensed consolidated balance sheets. The following table reflects the disaggregation of other fee income:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Property management fees	$588	$637	$1,226	$1,365
Asset management fees	272	259	517	562
Leasing commissions and other fees	—	28	22	73
Other fee income	$860	$924	$1,765	$2,000

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Acquired Properties
The following table reflects the retail properties acquired, accounted for as asset acquisitions, during the six months ended June 30, 2019:

Acquisition Date	Property	Metropolitan Statistical Area ("MSA")(a)	Gross Acquisition Price	Square Feet
January 31, 2019	Commons at University Place	Raleigh-Cary, NC	$23,250	92,000
March 20, 2019	Lakeside Winter Park and Lakeside Crossings	Orlando-Kissimmee-Sanford, FL	63,500	76,000
April 30, 2019	Scofield Crossing (b)	Austin-Round Rock, TX	3,000	64,000
May 7, 2019	Tomball Town Center Kroger	Houston-The Woodlands-Sugar Land, TX	13,992	74,000
June 14, 2019	Sandy Plains Outparcel (c)	Atlanta-Sandy Springs-Roswell, GA	2,900	6,000
June 28, 2019	Shoppes at Fairview	Dallas-Fort Worth-Arlington, TX	36,000	67,500
			$142,642	379,500

(a)	As defined by the United States Office of Management and Budget.

(b)	The building and tenant improvements were acquired subject to an existing ground lease at the property.

(c)	An adjacent outparcel to an existing property was acquired.
The following table reflects the retail properties acquired, accounted for as asset acquisitions, during the six months ended June 30, 2018:

Acquisition Date	Property	MSA	Gross Acquisition Price	Square Feet
May 16, 2018	PGA Plaza (a)	Miami-Fort Lauderdale-West Palm Beach, FL	$88,000	120,000
May 30, 2018	Kennesaw Marketplace (a)	Atlanta-Sandy Springs-Roswell, GA	64,300	117,000
			$152,300	237,000

(a)
These acquisitions were made through two consolidated VIEs and were used to facilitate reverse like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended ("Reverse 1031 Exchanges"). During the last quarter of 2018, the title of PGA Plaza and Kennesaw Marketplace transferred to the Company through the completions of an exchange and expiration of the 180-day waiting period, respectively.

The Company incurred transaction costs of $310 and $918 during the three and six months ended June 30, 2019, respectively, and $200 during the three and six months ended June 30, 2018, which were capitalized and included in building and other improvements on the Company's condensed consolidated balance sheets.
The following table summarizes the estimated fair value of the retail properties' assets acquired and liabilities assumed for the six months ended June 30, 2019 and June 30, 2018:

	2019 Acquisitions	2018 Acquisitions
Land	$28,846	$21,629
Building and other improvements	98,653	121,815
Total investment properties	127,499	143,444
Intangible assets (a)	15,830	13,500
Intangible liabilities (b)	(2,131)	(4,956)
Net other assets and liabilities	151	312
Total fair value of assets acquired and liabilities assumed	$141,349	$152,300

(a)	Intangible assets include in-place leases and above-market leases.

(b)	Intangible liabilities include below-market leases.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. Disposed Properties
The following table reflects the retail properties disposed of during the six months ended June 30, 2019:

Date	Property	Square Feet	Gross Disposition Price	Gain on Sale of Investment Properties	Loss on Extinguishment of Debt
April 3, 2019	Brooks Corner	173,000	$26,300	$5,531	$(809)
May 31, 2019	Silverlake	101,000	6,650	131	—
		274,000	$32,950	$5,662	$(809)
In aggregate, the Company recognized net proceeds of $31,842 from the sales of these properties on the condensed consolidated statement of cash flows during the six months ended June 30, 2019.
The following table reflects the retail properties disposed of during the six months ended June 30, 2018:

Date	Property	Square Feet	Gross Disposition Price	Gain (Loss) on Sale and Transfer of Investment Properties, net	Gain (Loss) on Extinguishment of Debt, net
January 9, 2018	Sherman Town Center I & II	485,000	$63,000	$12,382	$—
January 25, 2018	Grafton Commons	239,000	33,500	6,564	—
March 8, 2018	Lakeport Commons	283,000	31,000	(666)	—
March 21, 2018	Stonecrest Marketplace (a)	265,000	—	1,777	10,752
March 31, 2018	Northwest Marketplace (b)	—	—	248	—
April 17, 2018	Market at Morse/Hamilton	45,000	10,000	1,592	—
May 24, 2018	Siegen Plaza	156,000	29,000	3,849	(54)
June 20, 2018	Tomball Town Center	67,000	22,750	7,184	—
June 26, 2018	Bellerive Plaza (c)	76,000	—	(22)	1,694
June 28, 2018	Parkway Centre North	143,000	23,700	5,357	(1,695)
		1,759,000	$212,950	$38,265	$10,697

(a)
On March 21, 2018, the Company surrendered Stonecrest Marketplace, with a carrying value of $23,932, to the lender in satisfaction of non-recourse debt with an initial maturity date of March 1, 2017, and recognized a gain on transfer of assets, net, of $1,777. The Company is not aware of any material outstanding commitments and contingencies related to Stonecrest Marketplace.

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

In aggregate, the Company recognized net proceeds of $186,778 from the sales and condemnation of these properties on the condensed consolidated statement of cash flows during the six months ended June 30, 2018.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Investment in Consolidated and Unconsolidated Entities
Consolidated Entities
As of June 30, 2019, the Company has no VIEs. During the fourth quarter of 2018, the Company entered into purchase agreements structured as Reverse 1031 Exchanges to acquire Sandy Plains Centre, which was the Company's only consolidated VIE as of December 31, 2018. Due to the expiration of the 180-day waiting period subsequent to December 31, 2018, the Reverse 1031 Exchange was terminated and the title of Sandy Plains Centre transferred to the Company. The liabilities of the VIE are non-recourse to the Company, and the assets must first be used to settle obligations of the VIE. The following table presents the net assets of the VIE:

December 31, 2018
Net investment properties	$39,634
Other assets	4,457
Total assets	44,091
Liabilities	(385)
Net assets	$43,706
Unconsolidated Entities
The entities listed below are owned by the Company and other unaffiliated parties in joint ventures. Net income, distributions and capital transactions for these entities are allocated to the Company and its joint venture partners in accordance with the respective partnership agreements.

		Current Ownership %	Carrying Value of Investment as of
Entity	Description		June 30, 2019	December 31, 2018
IAGM Retail Fund I, LLC	Multi-tenant retail shopping centers	55%	$122,365	$126,195
Downtown Railyard Venture, LLC	Land development	—%	—	30,049
Other unconsolidated entities	Various real estate investments	Various	—	(112)
			$122,365	$156,132

IAGM
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
During the three months ended June 30, 2019, IAGM disposed of Rockwell Plaza, a 255,000 square foot retail property, for a gross disposition price of $20,500 and recognized a provision for asset impairment of $1,443 and a loss on sale of $559. The Company's share of IAGM's provision for asset impairment was $794 and its share of the loss on sale was $307. Proceeds from the sale were used to extinguish the related $16,250 non-recourse mortgage loan.
During the three months ended June 30, 2018, IAGM recognized a provision for asset impairment of $1,596 on one retail property. During the six months ended June 30, 2018, IAGM also disposed of Bryant Square, a 268,000 square foot retail property, for a gross disposition price of $38,000 and recognized a provision for asset impairment of $672 and a loss on sale of $3,905 related to this retail property. During the three and six months ended June 30, 2019 and 2018, the Company's share of IAGM's provision for asset impairment was $878 and $1,248, respectively, and its share of the loss on sale for the six months ended June 30, 2018 was $2,148.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Downtown Railyard Ventures, LLC
On September 30, 2015, the Company was admitted as a member of Downtown Railyard Venture, LLC ("DRV"), which was a joint venture established for the purpose of developing and selling a land development in Sacramento, California. On June 24, 2019, the Company liquidated all interests in DRV in exchange for $30,000 of cash consideration. During the year ended December 31, 2018, the Company recorded an other-than-temporary impairment of $29,933 on DRV due to a reduction in the expected hold period, thereby reducing the investment to an estimated fair value that the Company believed would be most probable of realization if the investment was liquidated. As a result of the other-than-temporary impairment, the liquidation of interests resulted in no gain or loss being recognized on the transaction. Upon liquidation, the Company has no continuing involvement with DRV.
Combined Financial Information
The following tables present the combined condensed financial information for the Company's unconsolidated entities.

	As of
	June 30, 2019	December 31, 2018
Assets:
Real estate assets, net of accumulated depreciation	$438,281	$494,583
Other assets	54,487	103,565
Total assets	$492,768	$598,148
Liabilities and equity:
Mortgages payable, net	256,453	272,629
Other liabilities	15,410	42,569
Equity	220,905	282,950
Total liabilities and equity	$492,768	$598,148

Company's share of equity	$122,365	$185,814
Outside basis difference (a)	—	(29,682)
Carrying value of investments in unconsolidated entities	$122,365	$156,132

(a)	The outside basis difference is principally related to other-than-temporary impairment recorded in 2018 on DRV.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues	$13,106	$14,175	$26,747	$29,864
Expenses:
Interest expense and loan cost amortization	2,894	3,420	5,788	6,806
Depreciation and amortization	5,663	5,622	10,939	11,277
Operating and general and administrative expenses	4,521	4,652	9,111	11,008
Provision for asset impairment	1,443	1,596	1,443	2,268
Total expenses	14,521	15,290	27,281	31,359
Net loss before loss on sale of real estate	(1,415)	(1,115)	(534)	(1,495)
Loss on sale of real estate	(559)	—	(5,540)	(3,905)
Net loss	$(1,974)	$(1,115)	$(6,074)	$(5,400)

Company's share of net income (loss)	$(1,079)	$(661)	$(5,023)	$(2,976)
Distributions from unconsolidated entities in excess of the investments' carrying value	—	(50)	—	224
Outside basis adjustment for investee's sale of real estate	—	—	4,403	—
Equity in losses of unconsolidated entities	$(1,079)	$(711)	$(620)	$(2,752)

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table shows the scheduled maturities of IAGM's mortgages payable as of June 30, 2019, for the remainder of 2019, each of the next four years, and thereafter.

	Maturities during the year ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Mortgages payable	$—	14,872	23,150	—	180,125	40,680	$258,827

On June 30, 2019, IAGM entered into a one year extension on a $15,103 non-recourse mortgage loan related to one retail property. The original maturity date of June 30, 2019 was extended to June 30, 2020 and a partial paydown resulted in a new balance of $14,872. As of June 30, 2019 and December 31, 2018, none of IAGM's mortgages payable are recourse to the Company. It is anticipated that the joint venture will be able to repay, refinance or extend all of its debt on a timely basis.
7. Debt
As of June 30, 2019, the Company's total debt, net, was $548,752, which consists of mortgages payable, net, of $199,556 and credit agreements, net, of $349,196. The Company believes it has the ability to repay, refinance or extend any of its debt, and that it has adequate sources of funds to meet short-term cash needs related to mortgages payable. It is anticipated that the Company will use proceeds from property sales, cash on hand, and available capacity on credit agreements, if any, to repay, refinance or extend the mortgages payable maturing in the near term.
Mortgages Payable
As of June 30, 2019 and December 31, 2018, the Company had the following mortgages payable outstanding:

	June 30, 2019	December 31, 2018
Mortgages payable (a)	$200,489	$213,925
Premium, net of accumulated amortization	120	239
Discount, net of accumulated amortization	(139)	(158)
Debt issuance costs, net of accumulated amortization	(914)	(1,079)
Total mortgages payable, net	$199,556	$212,927

(a)
Mortgages payable had fixed interest rates ranging from 3.49% to 5.49% as of June 30, 2019 and December 31, 2018, with a weighted-average interest rate of 4.27% and 4.33% as of June 30, 2019 and December 31, 2018.

Some of the mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions and distribution limitations. As of June 30, 2019 and December 31, 2018, the Company was in compliance with all mortgage loan requirements.
The following table shows the scheduled maturities of the Company's mortgages payable as of June 30, 2019 for the remainder of 2019, each of the next four years, and thereafter.

	Maturities during the year ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Mortgages payable	$—	$41,000	$—	$50,270	$41,339	$67,880	$200,489

Credit Agreements
Unsecured revolving line of credit
On December 21, 2018, the Company entered into an unsecured revolving credit agreement, which amends and restates the Company’s prior revolving credit agreement in its entirety, and provides for a $350,000 unsecured revolving line of credit (the "Revolving Credit Agreement"). The Revolving Credit Agreement has a 4-year term maturing on December 21, 2022, with two six months extension options. Interest rates are based on the Company's total leverage ratio or, at the Company's one-time irrevocable option, upon achievement of an investment-grade credit rating. A facility fee accrues on the aggregate commitments at a rate ranging from 0.15% to 0.30% depending on the Company’s total leverage ratio, and as of June 30, 2019 and December 31, 2018, the facility fee was 0.15%. As of June 30, 2019 and December 31, 2018, the Company had no outstanding borrowings under the Revolving Credit Agreement.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Unsecured term loans
On December 21, 2018, the Company entered into an unsecured term loan credit agreement, which amends and restates the Company’s prior term loan agreement in its entirety, and provides for $400,000 in unsecured term loans (the "Term Loan Agreement"). The Term Loan Agreement consists of two tranches: a $250,000 5-year tranche maturing on December 21, 2023, and a $150,000 5.5-year tranche maturing on June 21, 2024. Interest rates are based on the Company's total leverage ratio or, at the Company's one-time irrevocable option, upon achievement of an investment-grade credit rating. A fee is charged on the unused portion of the term loans at a rate ranging from 0.15% to 0.25% depending on the Company’s total leverage ratio, and as of June 30, 2019 and December 31, 2018, the unused fee was 0.15%. As of June 30, 2019 and December 31, 2018, the Company had a total of $48,000 available for borrowing under both the 5-year tranche and the 5.5-year tranche.
As of June 30, 2019 and December 31, 2018, the Company had the following borrowings outstanding under its unsecured term loans:

	June 30, 2019		December 31, 2018
	Principal Balance	Interest Rate	Principal Balance	Interest Rate	Maturity Date
$250.0 million 5 year - swapped to fixed rate	$90,000	2.5510% (a)	$90,000	2.5510% (a)	December 21, 2023
$250.0 million 5 year - swapped to fixed rate	60,000	2.5525% (a)	60,000	2.5525% (a)	December 21, 2023
$250.0 million 5 year - variable-rate	50,000	3.6400% (b)	50,000	3.5493% (c)	December 21, 2023
$250.0 million 5 year - variable-rate	26,000	3.6400% (b)	26,000	3.6794% (d)	December 21, 2023
$150.0 million 5.5 year - variable-rate	100,000	3.6400% (b)	100,000	3.5493% (c)	June 21, 2024
$150.0 million 5.5 year - variable-rate	26,000	3.6400% (b)	26,000	3.6794% (d)	June 21, 2024
Total unsecured term loans	352,000		352,000
Issuance costs, net of accumulated amortization	(2,804)		(3,145)
Total unsecured term loans, net	$349,196		$348,855

(a)
The Company swapped $90,000 (notional amount of $90,000) and $60,000 (notional amount of $60,000) of variable-rate debt at an interest rate of 1-Month LIBOR plus 1.20% to a fixed rate of 2.5510% and 2.5525%, respectively. The swaps have an effective date of December 10, 2015 and a termination date of December 1, 2019. As a result, all net deferred amounts in accumulated comprehensive income related to swaps will be reclassified into earnings during 2019.

(b)	Interest rate reflects 1-Month LIBOR plus 1.2% effective June 3, 2019.

(c)	Interest rate reflects 1-Month LIBOR plus 1.2% effective December 3, 2018.

(d)	Interest rate reflects 1-Month LIBOR plus 1.2% effective December 21, 2018.
8. Fair Value Measurements
Recurring Measurements
The following financial instruments are remeasured at fair value on a recurring basis:

	Fair Value Measurements as of
	June 30, 2019			December 31, 2018
Assets	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative interest rate swaps	—	$462	—	—	$1,637	—
Total assets	$—	$462	$—	$—	$1,637	$—

Level 1
At June 30, 2019 and December 31, 2018, the Company had no Level 1 recurring fair value measurements.

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
As of June 30, 2019 and December 31, 2018, the Company determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company's derivative valuations in their entirety are classified as Level 2 of the fair value hierarchy.
Level 3
At June 30, 2019 and December 31, 2018, the Company had no Level 3 recurring fair value measurements.
Nonrecurring Measurements
During the six months ended June 30, 2019, the Company had no Level 3 nonrecurring fair value measurements.
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
The following table summarizes activity for the Company’s assets measured at fair value on a nonrecurring basis and the related impairment charges for the three and six months ended June 30, 2019 and 2018:

	For the three months ended June 30,				For the six months ended June 30,
	2019		2018		2019		2018
	Level 3	Impairment Losses	Level 3	Impairment Losses	Level 3	Impairment Losses	Level 3	Impairment Losses
Investment properties	—	—	—	—	—	—	$31,000	$797
Financial Instruments Not Measured at Fair Value
The table below represents the estimated fair value of financial instruments presented at carrying values in the Company's condensed consolidated financial statements as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$200,489	$203,312	$213,925	$212,572
Term loans	$352,000	$351,993	$352,000	$352,006

The Company estimated the fair value of its mortgages payable using a weighted-average effective market interest rate of 3.71% and 4.38% as of June 30, 2019 and December 31, 2018, respectively. The fair value estimate of the term loans approximate the carrying value due to limited market volatility in pricing. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to that of the Company's. As a result, the Company used a weighted-average interest rate of 2.83% and 3.63% as of June 30, 2019 and December 31, 2018, respectively, to estimate the fair value of its term loans. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. Earnings (loss) per Share
The following table summarizes the calculation of the basic and diluted earnings (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerator:
Net income from continuing operations	$6,278	$23,163	$10,279	$57,395
Earnings allocated to unvested restricted shares	—	(29)	—	(75)
Net income from continuing operations attributable to common shareholders - basic and diluted	$6,278	$23,134	$10,279	$57,320
Net loss from discontinued operations attributable to common shareholders - basic and diluted	$(12,000)	$—	$(25,500)	$—

Denominator:
Weighted-average number of common shares outstanding - basic	728,654,374	774,391,881	728,606,945	774,351,790
Effect of unvested restricted shares	633,289	538,359	16,392	—
Weighted-average number of common shares outstanding - diluted	729,287,663	774,930,240	728,623,337	774,351,790

Income per common share:
Net income from continuing operations per share - basic and diluted	$0.01	$0.03	$0.01	$0.07
Net loss from discontinued operations per share - basic and diluted	(0.02)	—	(0.03)	—
Net (loss) income per share - basic and diluted	$(0.01)	$0.03	$(0.02)	$0.07

10. Stock-Based Compensation
The following table summarizes the Company's restricted stock unit ("RSU") activity for the six months ended June 30, 2019:

	Unvested Time-Based RSUs	Unvested Performance-Based RSUs	Weighted-Average Grant Date Price Per Share (a)
Outstanding as of January 1, 2019	1,548,150	—	$3.18
Shares granted	1,109,078	863,847	$3.14
Shares vested	(227,707)	—	$3.14
Shares forfeited	(82,898)	—	$3.19
Outstanding at June 30, 2019	2,346,623	863,847	$3.16

(a)	On an annual basis, the Company engages an independent third-party valuation advisory firm to estimate the per share value of the Company's common stock.
On May 8, 2019, the board of directors approved the grant of time-based and performance-based RSUs under the Company's 2015 Incentive Award Plan. Stock-based compensation expense is recognized on a straight-line basis over the vesting period for time-based RSUs and recognized, when achievement of the performance condition is deemed probable, on a straight-line basis over the vesting period for performance-based RSUs. Forfeitures of all stock-based awards are recognized as they occur.
As of June 30, 2019, there was $8,269 of total unrecognized compensation expense related to unvested stock-based compensation arrangements that will vest through December 2019, 2020 and 2021, as applicable. The Company recognized stock-based compensation expense of $1,320 and $2,165 for the three and six months ended June 30, 2019, respectively, and $1,216 and $2,084 for the three and six months ended June 30, 2018, respectively, as a part of general and administrative expenses on the condensed consolidated statements of operations and comprehensive (loss) income.

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
University House Communities Group, Inc., Indemnity Claims
The Company received an indemnity notice from UHC Acquisition Sub LLC ("UHC") regarding certain matters under the Stock Purchase Agreement, dated January 3, 2016, for University House Communities Group, Inc., which was sold in June 2016. The notice sets forth various items for which UHC believes they are entitled to indemnification from the Company. In the normal course of property dispositions, pursuant to the purchase and sale agreements, certain indemnification claims can be made against the Company by the purchaser, and the Company will continue to adjust the financial statements, as necessary, based on those claims. Based on the facts and circumstances of the indemnification claims made, guidance provided by third-party specialists and external counsel, and management’s ongoing assessment of the UHC claims, in 2017 the Company accrued a potential loss contingency representing their best estimate of the potential loss related to these claims. Since 2017, the Company has increased the accrual, when appropriate, based on changes to those facts and circumstances of the indemnification claims made, guidance provided by third-party specialists and external counsel, and management’s ongoing assessment of the UHC claims. On June 14, 2019, UHC and the Company, through various negotiations, reached a final settlement for the claims in the amount of $30,000, which was paid by the Company on June 24, 2019. During the three and six months ended June 30, 2019, the Company recognized losses from discontinued operations of $12,000 and $25,500, respectively, related to these claims.
Operating and Finance Lease Commitments
The Company has non-cancelable operating leases for office space used in its business and non-cancelable contracts of property improvements that have been deemed to contain finance leases that, prior to the adoption of Topic 842, were previously classified as capital leases. In addition, upon the adoption of Topic 842, the Company recognized operating lease right-of-use ("ROU") assets of $2,890 and lease liabilities of $3,114.
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

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table reflects the Company's operating, finance, and capital lease arrangements:

	As of
	June 30, 2019	December 31, 2018
Operating lease ROU assets (a)	$2,493	$—
Operating lease ROU accumulated amortization (a)	$(271)	$—
Operating lease liabilities (b)	$2,435	$—

Finance lease ROU assets (c)	$2,097	$—
Finance lease ROU accumulated amortization (d)	$(174)	$—
Finance lease liabilities (b)	$1,557	$—

Capital lease assets (c)	$—	$2,097
Capital lease accumulated amortization (d)	$—	$(104)
Capital lease liabilities (b)	$—	$1,789

(a)	Recognized as a part of deferred costs and other assets, net on the condensed consolidated balance sheets.

(b)	Recognized as a part of other liabilities on the condensed consolidated balance sheets.

(c)	Recognized as a part of building and other improvements on the condensed consolidated balance sheets.

(d)	Recognized as a part of accumulated depreciation on the condensed consolidated balance sheets.
The following table reflects the Company's total lease cost, weighted-average lease terms, and weighted-average discount rates for the three and six months ended June 30, 2019:

	Three months ended June 30, 2019	Six months ended June 30, 2019
Minimum operating lease payments (a)	$168	$340
Variable operating lease payments (a)	29	62
Short-term operating lease payments (a)	74	144
ROU amortization of finance leases (b)	35	70
Interest expense of finance leases (c)	15	31
Total lease cost	$321	$647

Weighted-average remaining lease term of operating leases		5.6 years
Weighted-average remaining lease term of finance leases		3.2 years
Weighted-average discount rate of operating leases		4.44%
Weighted-average discount rate of finance leases		3.50%

(a)	Recognized as a part of general and administrative expenses on the condensed consolidated statements of operations and comprehensive (loss) income.

(b)	Recognized as a part of depreciation and amortization on the condensed consolidated statements of operations and comprehensive (loss) income.

(c)	Recognized as a part of interest expense, net on the condensed consolidated statements of operations and comprehensive (loss) income.
Future minimum lease obligations as of June 30, 2019, were as follows:

	Future Minimum Lease Payments
	Operating Leases	Finance Leases
Remaining 2019	$301	$300
2020	587	532
2021	471	518
2022	443	317
2023	455	40
Thereafter	470	—
Total expected minimum lease obligation	2,727	1,707
Less: Amount representing interest (a)	(292)	(150)
Present value of net minimum lease payments	$2,435	$1,557

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

(a)	Interest includes the amount necessary to reduce the total expected minimum lease obligations to present value calculated at the Company's incremental borrowing rate.
Future minimum lease obligations as of December 31, 2018, were as follows:

	Future Minimum Lease Payments
	Operating Leases	Capital Leases
2019	$717	$532
2020	611	532
2021	494	519
2022	466	317
2023	479	40
Thereafter	1,041	—
Total expected minimum lease obligation	$3,808	1,940
Less: Amount representing interest (a)		(151)
Present value of net minimum lease payments		$1,789

(a)	Interest includes the amount necessary to reduce the total expected minimum lease obligations to present value calculated at the Company's incremental borrowing rate.
12. Subsequent Events
In preparing its condensed consolidated financial statements, the Company has evaluated events and transactions occurring after June 30, 2019, through the date the financial statements were issued for recognition and disclosure purposes.
On July 11, 2019, the Company acquired Southern Palm, a 346,200 square foot power center, located in the Miami-Fort Lauderdale-West Palm Beach, FL MSA, for a gross acquisition price of $96,750.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in these interim condensed consolidated financial statements for the quarter ended June 30, 2019 (the "Quarterly Report"), other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements about the Company's plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events; and they involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements, or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, forward-looking statements can be identified by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "guidance," "predict," "potential," "continue," "likely," "will," "would," "illustrative," and "should," and variations of these terms and similar expressions, or the negatives of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that we consider reasonable based on our knowledge and understanding of the business and industry, but that are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements.
A number of risks, uncertainties and other important factors, many of which are beyond our control, could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties and factors set forth in our filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2018 (the "Annual Report"). This may be updated in this Quarterly Report and other quarterly and current reports, which are on file with the SEC and are available at the SEC's website (www.sec.gov). Such risks and uncertainties, among others, include the following:

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
The following discussion and analysis relates to the three and six months ended June 30, 2019 and 2018 and as of June 30, 2019 and December 31, 2018. It should be read in conjunction with our condensed consolidated financial statements and the related notes included in this Quarterly Report. All dollar amounts in tables are stated in thousands, except per square foot metrics.
Executive Summary
InvenTrust Properties Corp. is a premier retail REIT that owns, leases, redevelops, acquires and manages open-air centers in key growth markets with favorable demographics. We seek to continue to execute our strategy to enhance our multi-tenant retail platform by acquiring the right centers in the right markets, driven by focused and disciplined capital allocation.
During the six months ended June 30, 2019, we continued to execute on our strategy by exploring opportunities to dispose of retail properties not located in our core markets or where we believe the properties' values have been maximized. Our strategy is to redeploy the proceeds from these sales with a disciplined approach into strategic retail properties in our target markets. However, we face significant competition for attractive investment opportunities. As a result of this competition, the purchase prices for properties that we find attractive and suitable may be significantly elevated and may adversely impact our ability to redeploy the proceeds from property sales for reinvestment. In addition, our disposition activity could continue to cause us to experience dilution in financial operating performance during the period in which we dispose of properties.
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

•
Modified NOI, a supplemental measure not determined in accordance with generally accepted accounting principles in the United States ("GAAP"), which reflects property NOI exclusive of lease termination income and GAAP rent adjustments (such as straight-line rent and above/below-market lease amortization);

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

Multi-tenant retail platform
Our wholly-owned, consolidated, and managed retail properties include grocery-anchored community and neighborhood centers and power centers, including those classified as necessity-based. As of June 30, 2019, we owned 71 retail properties with a gross leasable area ("GLA") of approximately 12.1 million square feet, which includes 12 retail properties with a GLA of approximately 2.6 million square feet owned through the Company's ownership interest in one of its unconsolidated joint ventures, IAGM Retail Fund I, LLC ("IAGM"). The following table summarizes our multi-tenant retail platform as of June 30, 2019 and 2018.

	Total Multi-tenant Retail Platform		Wholly-Owned and Consolidated Retail Properties		IAGM Retail Properties
	2019	2018	2019	2018	2019	2018
No. of properties	71	78	59	64	12	14
GLA (square feet)	12,112,475	13,927,159	9,535,631	10,951,058	2,576,844	2,976,101
Economic occupancy (a)	94.3%	93.0%	94.5%	94.0%	93.4%	90.0%
ABR per square foot (b)	$17.82	$16.95	$17.92	$16.96	$17.43	$16.90

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

The following tables summarize our multi-tenant retail platform, by center type, as of June 30, 2019 and 2018.

Community and neighborhood centers
	Total Multi-tenant Retail Platform		Wholly-Owned and Consolidated Retail Properties		IAGM Retail Properties
	2019	2018	2019	2018	2019	2018
No. of properties	48	46	41	39	7	7
GLA (square feet)	6,108,028	5,423,196	4,615,010	4,156,500	1,493,018	1,266,696
Economic occupancy	95.3%	93.0%	95.1%	94.0%	95.9%	91.0%
ABR per square foot	$18.94	$19.04	$19.51	$19.16	$17.20	$18.61

Power centers
	Total Multi-tenant Retail Platform		Wholly-Owned and Consolidated Retail Properties		IAGM Retail Properties
	2019	2018	2019	2018	2019	2018
No. of properties	23	32	18	25	5	7
GLA (square feet)	6,004,447	8,503,963	4,920,621	6,794,558	1,083,826	1,709,405
Economic occupancy	93.3%	93.0%	94.0%	94.0%	89.8%	90.0%
ABR per square foot	$16.63	$15.59	$16.39	$15.60	$17.80	$15.53

Multi-tenant retail platform by same-property
The following table summarizes the GLA, economic occupancy and ABR per square foot of the properties included in our multi-tenant retail platform classified as same-property for the three and six months ended June 30, 2019 and 2018. Properties classified as same-property have been owned for the entirety of both periods presented and exclude properties sold and/or acquired in 2019 and 2018.

	Same-property results for the three and six months ended June 30, 2019 and 2018
	Multi-tenant Retail Platform		Wholly-owned Retail Assets (a)		IAGM Retail Assets (b)
	2019	2018	2019	2018	2019	2018
No. of properties	64	64	52	52	12	12
GLA (square feet)	11,422,555	11,069,379	8,845,711	8,718,860	2,576,844	2,350,519
Economic occupancy	94.4%	93.5%	94.7%	94.3%	93.4%	90.4%
ABR per square foot	$17.33	$17.24	$17.30	$17.06	$17.43	$17.98
Market summary
The following table represents the geographical diversity of our multi-tenant retail platform as of June 30, 2019.

Region	No. of Properties	GLA (square feet)	% of Total GLA
East
Maryland	1	125,018	1.0%
South Atlantic
Florida	10	1,845,879	15.3%
North Carolina	8	1,580,764	13.1%
Georgia	9	995,538	8.2%
Virginia	2	375,652	3.1%
Alabama	1	207,568	1.7%
Total South Atlantic	30	5,005,401	41.4%
Southwest
Texas	29	5,261,985	43.4%
West
California	7	1,046,633	8.6%
Colorado	4	673,438	5.6%
Total West	11	1,720,071	14.2%
Grand total	71	12,112,475	100.0%

Leasing activity
The following table represents the lease expirations of our economic occupied multi-tenant retail platform as of June 30, 2019.

Lease Expiration Year	No. of Expiring Leases	GLA of Expiring Leases	ABR of Expiring Leases	Percent of Total GLA	Percent of Total ABR	Expiring ABR per sq. ft.
2019	65	142,689	$3,910	1.2%	1.9%	$27.40
2020	216	840,366	17,037	7.3%	8.4%	20.27
2021	242	1,245,402	22,975	10.8%	11.4%	18.45
2022	250	1,537,514	28,785	13.3%	14.3%	18.72
2023	225	1,337,558	24,246	11.6%	12.0%	18.13
2024	185	1,789,864	28,563	15.6%	14.2%	15.96
2025	71	856,544	12,190	7.4%	6.0%	14.23
2026	78	350,812	8,454	3.0%	4.2%	24.10
2027	105	859,352	18,141	7.5%	9.0%	21.11
2028	87	607,033	11,106	5.3%	5.5%	18.30
Thereafter	115	1,634,744	25,051	14.2%	12.4%	15.32
Other (a)	241	327,738	1,330	2.8%	0.7%	4.06
	1,880	11,529,616	$201,788	100.0%	100.0%	$17.50

(a)
Other lease expirations include month-to-month and specialty leases. Specialty leasing represents leases of less than one year in duration for inline space and includes any term length for a common area space. Examples include retail holiday stores, storage, and short-term clothing and furniture consignment stores. Specialty leasing includes, but is not limited to, any term length for a common area space, such as tent sales, automated teller machines, cell towers, billboards, and vending.

We believe the percentage of leases expiring annually over the next five years may allow us to capture an appropriate portion of potential market rent increases while allowing us to manage any potential re-leasing risk. For purposes of preparing the table, we have not assumed that unexercised contractual lease renewal or extension options contained in our leases will, in fact, be exercised.
For the three and six months ended June 30, 2019, we have not experienced any tenant bankruptcies or receivable write-offs that materially impacted our results of operations. Our retail business is neither highly dependent on specific retailers nor subject to lease roll-over concentration. We believe this minimizes risk to our multi-tenant retail platform from significant revenue variances over time.

The following table summarizes the leasing activity for leases that were executed during the six months ended June 30, 2019, compared with expiring or expired leases for the same or previous tenant for renewals and the same unit for new leases at the 71 retail properties in our multi-tenant retail platform. We had GLA totaling 1,211,689 square feet expiring during the six months ended June 30, 2019, of which 939,909 square feet was re-leased. This achieved a retention rate of approximately 77.5%.

	No. of Leases Executed as of June 30, 2019	GLA SF	New Contractual Rent ($PSF) (b)	Prior Contractual Rent ($PSF) (b)	% Change over Prior Contract Rent (b)	Weighted- Average Lease Term (Years)	Tenant Improve-ment Allowance ($PSF)	Lease Commissions ($PSF)
All Tenants
Comparable Renewal Leases (a)	69	511,472	$15.82	$15.02	5.3%	5.3	$0.88	$0.03
Comparable New Leases (a)	16	28,595	$35.24	$32.68	7.8%	7.8	$16.79	$13.86
Non-Comparable Renewal and New Leases	44	141,855	$21.38	N/A	N/A	7.1	$14.43	$6.50
Total	129	681,922	$16.85	$15.96	5.6%	5.8	$4.36	$1.95

Anchor Tenants (leases over 10,000 square feet)
Comparable Renewal Leases (a)	13	389,713	$11.95	$11.40	4.8%	5.3	$0.77	$—
Non-Comparable Renewal and New Leases	2	36,532	$4.72	N/A	N/A	6.7	$—	1.77
Total	15	426,245	$11.95	$11.40	4.8%	5.4	$0.70	$0.15

Non-anchor Tenants (leases under 10,000 square feet)
Comparable Renewal Leases (a)	56	121,759	$28.20	$26.62	5.9%	5.2	$1.22	$0.11
Comparable New Leases (a)	16	28,595	$35.24	$32.68	7.8%	7.8	$16.79	$13.86
Non-Comparable Renewal and New Leases	42	105,323	$27.16	N/A	N/A	7.2	$19.43	$8.15
Total	114	255,677	$29.54	$27.77	6.4%	6.3	$10.46	$4.96

(a)
Comparable leases are leases that meet all of the following criteria: terms greater than one year, unit was vacant one year or less prior to occupancy, square footage of unit remains unchanged or within 10% of prior unit square footage, and has a rent structure consistent with the previous tenant.

(b)	Non-comparable leases are not included in totals.

Highlights for the Three Months Ended June 30, 2019
During the three months ended June 30, 2019, we continued to execute our strategy to enhance our multi-tenant retail platform with the acquisition of retail properties in our core markets and by exploring opportunities to dispose of retail properties not located in our core markets or where we believe the properties' values have been maximized.
Retail property acquisitions

Acquisition Date	Property	Metropolitan Statistical Area ("MSA")(a)	Center Type	Gross Acquisition Price	Square Feet
April 30, 2019	Scofield Crossing (b)	Austin-Round Rock, TX	Neighborhood Center	$3,000	64,000
May 7, 2019	Tomball Town Center Kroger	Houston-The Woodlands-Sugar Land, TX	Community Center	13,992	74,000
June 14, 2019	Sandy Plains Outparcel (c)	Atlanta-Sandy Springs-Roswell, GA	Community Center	2,900	6,000
June 28, 2019	Shoppes at Fairview	Dallas-Fort Worth-Arlington, TX	Neighborhood Center	36,000	67,500
				$55,892	211,500

(a)	As defined by the United States Office of Management and Budget.

(b)	The building and tenant improvements were acquired subject to an existing ground lease at the property.

(c)	An adjacent outparcel to an existing property was acquired.
Retail property dispositions

Disposition Date	Property	MSA	Center Type	Gross Disposition Price	Square Feet
April 3, 2019	Brooks Corner	San Antonio - New Braunfels, TX	Power Center	$26,300	173,000
May 31, 2019	Silverlake	Cincinnati-Middletown, OH-KY-IN	Neighborhood Center	6,650	101,000
				$32,950	274,000
Liquidation of Joint Venture Interest
On June 24, 2019, the Company liquidated all interests in Downtown Railyard Venture, LLC ("DRV"), a joint venture established for the purpose of developing and selling a land development in Sacramento, California in exchange for $30.0 million of cash consideration. During the year ended December 31, 2018, the Company recorded an other-than-temporary impairment of $29.9 million on DRV due to a reduction in the expected hold period, thereby reducing the investment to an estimated fair value that the Company believed would be most probable of realization if the investment was liquidated. As a result of the other-than-temporary impairment, the liquidation of interests resulted in no gain or loss being recognized on the transaction during the three months ended June 30, 2019. See "Note 6. Investment in Consolidated and Unconsolidated Entities" to the condensed consolidated financial statements.
University House Communities Group, Inc., Indemnity Claims
On June 14, 2019, UHC Acquisition Sub LLC ("UHC") and the Company, through various negotiations, reached a final settlement in the amount of $30.0 million for the indemnity claims made to the Company by UHC, which was paid by the Company during the three months ended June 30, 2019. During the three and six months ended June 30, 2019, the Company recognized additional losses, within discontinued operations, of $12.0 million and $25.5 million, respectively, related to these claims. See "Note 11. Commitments and Contingencies" to the condensed consolidated financial statements.
Current strategy and outlook
For InvenTrust, the right properties mean open-air grocery-anchored and certain necessity-based power centers, and the right markets mean those with above average growth in population, employment and wages. We believe these conditions create markets that are poised to experience increasing tenant demand for grocery-anchored and necessity-based retail centers, which will then position us to capitalize on potential future rent increases while enjoying sustained occupancy at our centers. Using these criteria, we have identified a number of core markets that meet this criteria, including: Atlanta, Austin, Charlotte, Dallas-Fort Worth-Arlington, Denver, Houston, the greater Los Angeles and San Diego areas, suburban Washington, D.C., Miami, Orlando, Raleigh-Durham, San Antonio and Tampa.
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
We believe that the continuing refinement of our multi-tenant retail platform will position us for future success and put us in a position to evaluate and ultimately execute potential strategic transactions aimed at achieving liquidity for our stockholders in the long term. While we believe in our ability to execute our plan, the speed of its completion is uncertain and may be shortened or extended by external and macroeconomic factors including, among others, interest rate movements, local, regional, national and global economic performance, competitive factors, the impact of e-commerce on the retail industry, future retailer store closings, retailer bankruptcies, and government policy changes.

Results of Operations
Comparison of results for the three and six months ended June 30, 2019 and 2018
The following section describes and compares our consolidated results of operations for the three and six months ended June 30, 2019 and 2018. We generate substantially all of our net income from property operations. All dollar amounts shown in the following tables are stated in thousands unless otherwise noted.

	Three months ended June 30			Six months ended June 30
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Income
Lease income, net	$55,509	$60,034	$(4,525)	$110,544	$122,373	$(11,829)
Other property income	821	532	289	1,272	951	321
Other fee income	860	924	(64)	1,765	2,000	(235)
Total income	57,190	61,490	(4,300)	113,581	125,324	(11,743)

Operating expenses
Depreciation and amortization	24,692	23,254	1,438	47,554	48,084	(530)
Property operating expenses	7,035	8,463	(1,428)	14,509	17,648	(3,139)
Real estate taxes	8,958	9,671	(713)	18,009	19,030	(1,021)
General and administrative expenses	8,886	8,720	166	17,409	16,989	420
Total operating expenses	49,571	50,108	(537)	97,481	101,751	(4,270)

Other (expense) income
Interest, dividend and other income	656	953	(297)	1,310	1,643	(333)
Interest expense, net	(5,627)	(6,451)	(824)	(11,105)	(13,093)	(1,988)
(Loss) gain on extinguishment of debt, net	(809)	(55)	(754)	(809)	10,697	(11,506)
Provision for asset impairment	—	—	—	—	(797)	797
Gain on sale and transfer of investment properties, net	5,662	17,960	(12,298)	5,662	38,265	(32,603)
Equity in losses of unconsolidated entities	(1,079)	(711)	(368)	(620)	(2,752)	2,132
Realized and unrealized investment gains	—	236	(236)	—	223	(223)
Total other (expense) income	(1,197)	11,932	(14,777)	(5,562)	34,186	(43,724)

Income before income taxes	6,422	23,314	(16,892)	10,538	57,759	(47,221)
Income tax expense	(144)	(151)	7	(259)	(364)	105
Net income from continuing operations	6,278	23,163	(16,885)	10,279	57,395	(47,116)
Net loss from discontinued operations	(12,000)	—	(12,000)	(25,500)	—	(25,500)
Net (loss) income	$(5,722)	$23,163	$(28,885)	$(15,221)	$57,395	$(72,616)
Lease income, net
Lease income, net, consists of basic monthly rent, amortization of acquired above and below-market leases, amortization of lease inducements, straight-line rent adjustments, percentage of sales rental income recorded pursuant to tenant leases, contractual reimbursements for real estate taxes, common area maintenance costs, tax and insurance costs, late charges, termination fee income, and estimated credit losses resulting from changes in the collectability of operating lease receivables.
Lease income, net, for the three and six months ended June 30, 2019, decreased by $4.5 million and $11.8 million, respectively, when compared to the same periods in 2018, primarily as a result of $10.1 million and $22.0 million, respectively, of reductions relating to the disposition of 16 retail properties and transfer of two retail properties since January 1, 2018. These reductions were partially offset by increases of $4.4 million and $8.4 million, respectively, relating to the acquisition of seven retail properties, and $1.2 million and $1.8 million, respectively, from 52 retail properties classified as same-property since January 1, 2018. These same property increases were primarily attributable to increases in base rent of $0.6 million and $1.4 million, respectively.

Depreciation and amortization
Depreciation and amortization for the three months ended June 30, 2019 increased by $1.4 million when compared to the same period in 2018 primarily as a result of accelerated depreciation on certain tenant specific improvements at retail properties classified as same-property. These tenants vacated prior to lease expiration.
Depreciation and amortization for the six months ended June 30, 2019 decreased by $0.5 million when compared to the same period in 2018 which reflects $6.6 million of reductions relating to the disposition of 16 retail properties and transfer of two retail properties since January 1, 2018. These reductions were substantially offset by increases of $5.1 million relating to the acquisition of seven retail properties and $1.0 million relating to 52 retail properties classified as same-property since January 1, 2018, which was primarily related to the accelerated depreciation on certain tenant specific improvements at retail properties classified as same-property. These tenants vacated prior to lease expiration.
Property operating expenses
Property operating expenses consist of recurring repair and maintenance, utilities, and insurance (most of which are recoverable from the tenants).
Property operating expenses for the three and six months ended June 30, 2019 decreased by $1.4 million and $3.1 million, respectively, when compared to the same periods in 2018 primarily as a result of $1.9 million and $3.9 million, respectively, of reductions relating to the disposition of 16 retail properties and transfer of two retail properties since January 1, 2018. These reductions were partially offset by increases of $0.5 million and $0.8 million, respectively, relating to the acquisition of seven retail properties since January 1, 2018.
Real estate taxes
Real estate taxes for the three and six months ended June 30, 2019 decreased by $0.7 million and $1.0 million, respectively, when compared to the same periods in 2018 primarily as a result of $1.4 million and $2.5 million, respectively, of reductions relating to the disposition of 16 retail properties and transfer of two retail properties since January 1, 2018. These reductions were partially offset by increases of $0.7 million and $1.5 million, respectively, relating to the acquisition of seven retail properties since January 1, 2018.
Interest expense, net
Interest expense, net, for the three and six months ended June 30, 2019 decreased by $0.8 million and $2.0 million, respectively, when compared to the same periods in 2018 primarily as a result of $0.9 million and $2.1 million, respectively, of reductions relating to the disposition of three retail properties since January 1, 2018, and the surrender of Stonecrest Marketplace and Bellerive Plaza to the lenders in satisfaction of non-recourse debt in 2018. Additionally, interest expense, net, for the three and six months ended June 30, 2019 was further reduced $0.6 million and $1.3 million, respectively, as a result of the pay-off of mortgages at two retail properties in 2018 and increased by $0.7 million and $1.4 million, respectively, due to higher outstanding balances on the corporate term loans subsequent to June 30, 2018.
Loss (gain) on extinguishment of debt, net
During the three and six months ended June 30, 2019, the Company recognized a loss on extinguishment of debt of $0.8 million related to the loan payoff on one retail property, comprising a $0.7 million prepayment penalty and $0.1 million of loan fee write-offs.
During the six months ended June 30, 2018, the Company recognized a gain on extinguishment of debt of $10.8 million related to the surrender of Stonecrest Marketplace.
Gain on sale and transfer of investment properties, net
During the three and six months ended June 30, 2019, the Company recognized a gain of $5.6 million related to the sale of two retail properties.
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

Equity in losses of unconsolidated entities
Equity in losses of unconsolidated entities for the three months ended June 30, 2019 increased by $0.4 million when compared to the same period in 2018, primarily attributable to lower net income recognized from IAGM. IAGM's decrease in net income was a result of the recognition of asset impairment of $1.4 million on one retail property during the three months ended June 30, 2019.
Equity in losses of unconsolidated entities for the six months ended June 30, 2019 decreased by $2.1 million when compared to the same period in 2018, primarily attributable to the recognition of asset impairment of $0.7 million and a loss on sale of $3.9 million related to the disposition of Bryant Square on February 28, 2018.
Net loss from discontinued operations
During the three and six months ended June 30, 2019, the Company incurred increased costs of $12.0 million and $25.5 million, respectively, from loss contingencies relating to indemnity claims from the sale of our discontinued operation, University House Communities Group, Inc., which was sold in June 2016.
Net Operating Income
We evaluate the performance of our wholly-owned and consolidated retail properties based on modified NOI. Modified NOI reflects the income from operations excluding lease termination income and GAAP rent adjustments (such as straight-line rent and above/below market lease amortization). We believe modified NOI, same-property modified NOI, and modified NOI from other investment properties, each of which are supplemental non-GAAP financial measures, provide added comparability across periods when evaluating the financial condition and operating performance that is not readily apparent from "Operating income" or "Net income" in accordance with GAAP.
Comparison of same-property results for the three and six months ended June 30, 2019 and 2018
A total of 52 wholly-owned retail properties met our same-property criteria for the three months ended June 30, 2019 and 2018. Modified NOI from other investment properties in the table below for the three and six months ended June 30, 2019 and 2018 includes retail properties that did not meet our same-property criteria, including retail properties sold and/or acquired in 2019 and 2018. The following table represents the reconciliation of net income, the most directly comparable GAAP measure, to modified NOI and same-property modified NOI for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
Net (loss) income	$(5,722)	$23,163	$(15,221)	$57,395
Adjustments to reconcile to non-GAAP metrics:
Net loss from discontinued operations	12,000	—	25,500	—
Income tax expense	144	151	259	364
Realized and unrealized investment losses	—	(236)	—	(223)
Equity in losses of unconsolidated entities	1,079	711	620	2,752
Interest expense, net	5,627	6,451	11,105	13,093
Loss (gain) on extinguishment of debt	809	55	809	(10,697)
Gain on sale and transfer of investment properties, net	(5,662)	(17,960)	(5,662)	(38,265)
Interest, dividend and other income	(656)	(953)	(1,310)	(1,643)
Provision for asset impairment	—	—	—	797
Depreciation and amortization	24,692	23,254	47,554	48,084
General and administrative expenses	8,886	8,720	17,409	16,989
Other fee income	(860)	(924)	(1,765)	(2,000)
Adjustments to modified NOI (a)	(2,721)	(2,375)	(5,532)	(5,051)
Modified NOI	37,616	40,057	73,766	81,595
Modified NOI from other investment properties	(3,677)	(7,774)	(7,029)	(17,570)
Same-property modified NOI	$33,939	$32,283	$66,737	$64,025

(a)	Adjustments to modified NOI include termination fee income and GAAP rent adjustments (such as straight-line rent and above/below-market lease amortization).

Comparison of the components of same-property modified NOI for the three and six months ended June 30, 2019 and 2018

	Three months ended June 30				Six months ended June 30
	2019	2018	Change	Var.	2019	2018	Change	Var.
Lease income, net	$47,968	$46,735	$1,233	2.6%	$95,371	$93,520	$1,851	2.0%
Other property income	816	490	326	66.5%	1,271	873	398	45.6%
	48,784	47,225	1,559	3.3%	96,642	94,393	2,249	2.4%
Property operating expenses	6,642	6,759	(117)	(1.7)%	13,474	14,199	(725)	(5.1)%
Real estate taxes	8,203	8,183	20	0.2%	16,431	16,169	262	1.6%
	14,845	14,942	(97)	(0.6)%	29,905	30,368	(463)	(1.5)%
Same-property modified NOI	$33,939	$32,283	$1,656	5.1%	$66,737	$64,025	$2,712	4.2%
Same-property modified NOI increased by $1.7 million, or 5.1%, when comparing the three months ended June 30, 2019 to the same period in 2018. Approximately $1.0 million is attributable to base rent increases resulting from the Company leasing previously unoccupied space and achieving more favorable rental terms with tenants. The remaining increase of $0.7 million is the result of a $0.4 million increase in other property income and a $0.3 million increase in net recoveries. Included in the $1.7 million increase in same-property modified NOI is $0.3 million of modified NOI related to expansions at our retail properties, which reflects a base rent increase of $0.3 million and a net recoveries decrease of $0.02 million.
Same-property modified NOI increased by $2.7 million, or 4.2%, when comparing the six months ended June 30, 2019, to the same period in 2018. Approximately $1.9 million is attributable to base rent increases resulting from the Company leasing previously unoccupied space and achieving more favorable rental terms with tenants. The remaining increase of $0.8 million is the result of a $0.5 million increase in other property income and a $0.3 million increase in net recoveries. Included in the $2.7 million increase in same-property modified NOI is $0.62 million of modified NOI related to expansions at our retail properties, which reflects a base rent increase of $0.70 million and a net recoveries decrease of $0.08 million.
Funds From Operations Attributable to Common Shareholders
The National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as Funds From Operations (FFO). Our FFO, based on the NAREIT definition, is net income (loss) in accordance with GAAP excluding gains (or losses) resulting from dispositions of properties, plus depreciation and amortization and impairment charges on depreciable real property, after adjustments for unconsolidated partnerships and joint ventures in which we hold an interest. We have adopted the NAREIT definition in our calculation of FFO Applicable to Common Shares because management considers FFO a widely accepted and appropriate non-GAAP measure of performance for REITs.
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

NAREIT FFO Applicable to Common Shares and Modified FFO Applicable to Common Shares is calculated as follows:

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
Net (loss) income	$(5,722)	$23,163	$(15,221)	$57,395
Depreciation and amortization related to investment properties	23,834	22,466	45,888	45,808
Our share of depreciation and amortization of unconsolidated entities	3,119	3,092	6,021	6,202
Provision for asset impairment	—	—	—	797
Our share of provision for asset impairment recognized in equity in losses of unconsolidated entities	793	878	793	1,248
Gain on sale and transfer of investment properties, net	(5,662)	(17,960)	(5,662)	(38,265)
Our share of losses from property dispositions recognized in equity in losses of unconsolidated entities	307	—	307	2,148
FFO Applicable to Common Shares	$16,669	$31,639	$32,126	$75,333
Realized and unrealized investment losses	—	(236)	—	(223)
Loss (gain) on extinguishment of debt, net	809	55	809	(10,697)
Amortization of mark to market debt, (premium) and discount, net	(50)	(51)	(101)	(101)
Amortization of above and (below)-market leases and inducements, net	(1,326)	(1,246)	(2,917)	(2,748)
Amortization of operating lease ROU assets	134	—	271	—
Depreciation and amortization of corporate assets	858	788	1,666	2,276
Straight-line rent adjustment, net	(661)	(1,130)	(1,787)	(2,243)
Our share of straight-line rent adjustment, net, recognized in equity in losses of unconsolidated entities	33	(139)	(4)	(299)
Stock-based compensation expense, net	1,320	1,216	2,165	2,084
Provision for indemnification claims in discontinued operations	12,000	—	25,500	—
Modified FFO Applicable to Common Shares	$29,786	$30,896	$57,728	$63,382

Liquidity and Capital Resources
Capital Expenditures and Re-development Activity
The following table summarizes capital resources used through development, re-development and leasing activities at the Company’s retail properties owned during the three and six months ended June 30, 2019. These costs are classified as cash used in capital expenditures and tenant improvements on the condensed consolidated statements of cash flows for the six months ended June 30, 2019.

	Development		Re-development		Leasing		Total
Direct costs	$2,230	(a)	$7,242	(a)	$2,912	(c)	$12,384
Indirect costs	488	(b)	777	(b)	—		1,265
Total	$2,718		$8,019		$2,912		$13,649

(a)	Direct development and re-development costs relate to construction of buildings at our retail properties.

(b)	Indirect development and re-development costs relate to the capitalized interest, real estate taxes, insurance, and payroll attributed to improvements at our retail properties.

(c)	Direct leasing costs relate to improvements to a tenant space that are either paid directly or reimbursed to the tenants.
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
Our board of directors (the "Board") approved an increase to our annual distribution rate effective for the quarterly distribution paid in April 2019. As we execute our retail strategy, the Board has evaluated and will continue to evaluate our distribution rate and, if the Board deems appropriate, adjust the rate to take into account our progress in refining and balancing our multi-tenant retail platform.
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
Distributions
During the six months ended June 30, 2019, we declared cash distributions to our stockholders totaling $26.8 million and paid cash distributions of $26.4 million. As we execute on our retail strategy, the Board has and expects to continue to evaluate our distribution rate on a periodic basis. See "Current Strategy and Outlook" for more information regarding our retail strategy.

Borrowings
Mortgages Payable, Maturities
The following table shows the scheduled maturities for the Company's mortgages payable as of June 30, 2019, for the remainder of 2019, each of the next four years, and thereafter.

	Maturities during the year ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Mortgages payable	$—	$41,000	$—	$50,270	$41,339	$67,880	$200,489
Credit Agreements, Maturities
The following table shows the Company's outstanding borrowings under its unsecured term loans as of June 30, 2019:

	Principal Balance	Interest Rate	Maturity Date
$250.0 million 5 year - swapped to fixed rate	$90,000	2.5510% (a)	December 21, 2023
$250.0 million 5 year - swapped to fixed rate	60,000	2.5525% (a)	December 21, 2023
$250.0 million 5 year - variable-rate	50,000	3.6400% (b)	December 21, 2023
$250.0 million 5 year - variable-rate	26,000	3.6400% (b)	December 21, 2023
$150.0 million 5.5 year - variable-rate	100,000	3.6400% (b)	June 21, 2024
$150.0 million 5.5 year - variable-rate	26,000	3.6400% (b)	June 21, 2024
Total unsecured term loans	$352,000

(a)
The Company swapped $90,000 (notional amount of $90,000) and $60,000 (notional amount of $60,000) of variable-rate debt at an interest rate of 1-Month LIBOR plus 1.20% to a fixed rate of 2.5510% and 2.5525%, respectively. The swaps have an effective date of December 10, 2015, and a termination date of December 1, 2019. As a result, all net deferred amounts in accumulated comprehensive income will be reclassified into earnings during 2019.

(b)	Interest rate reflects 1-Month LIBOR plus 1.20% effective March 1, 2019.
Summary of Cash Flows

	Six months ended June 30		Change
	2019	2018
Cash provided by operating activities	$52,957	$65,272	$(12,315)
Cash (used in) provided by investing activities	(124,030)	22,779	(146,809)
Cash used in financing activities	(41,071)	(46,386)	5,315
(Decrease) increase in cash, cash equivalents, and restricted cash	(112,144)	41,665	(153,809)
Cash, cash equivalents, and restricted cash at beginning of period	264,853	171,878	92,975
Cash, cash equivalents, and restricted cash at end of period	$152,709	$213,543	$(60,834)
Operating Activities
Cash provided by operating activities of $53.0 million and $65.3 million for the six months ended June 30, 2019 and 2018, respectively, was generated primarily from operating income from property operations and operating distributions from unconsolidated entities. Cash provided by operating activities decreased $12.3 million when comparing the six months ended June 30, 2019 with the same period in 2018 primarily as a result of general fluctuations in working capital and the disposal of 18 properties since January 1, 2018, which was partially offset by the acquisition of seven properties since January 1, 2018.
Investing Activities
Cash used in investing activities of $124.0 million for the six months ended June 30, 2019, was primarily attributed to cash used in the acquisition of three investment properties, one building, and two single tenant properties of $140.5 million, cash used for capital expenditures and tenant improvements of $10.0 million, investment in development projects of $3.7 million, lease commissions and other leasing costs of $1.6 million, and cash used to settle the UHC claims for $30.0 million as described in "Note 11. Commitments and Contingencies" of the condensed consolidated financial statements. These were partially offset by the proceeds from sale and transfer of two retail properties of $31.8 million, and proceeds from sale of an unconsolidated entity of $30.0 million.

Cash provided by investing activities of $22.8 million for the six months ended June 30, 2018, was primarily a result of proceeds from the sale of investment properties of $186.8 million related to the disposal of three retail properties. These proceeds were partially offset by cash used for acquisitions of $151.8 million, capital expenditures and tenant improvements of $9.4 million and lease commissions and other leasing costs of $3.5 million.
Financing Activities
Cash used in financing activities of $41.1 million for the six months ended June 30, 2019, was primarily attributed to cash used to pay distributions of $26.4 million, pay-offs of debt of $12.5 million, debt prepayment penalties of $0.8 million, principal payments of mortgage debt of $0.9 million, payment of finance lease liabilities of $0.2 million, and $0.3 million net cash outflow from other financing activities.
Cash used in financing activities of $46.4 million for the six months ended June 30, 2018, was primarily attributed to cash used to pay distributions of $27.3 million, pay-offs of debt of $16.1 million, debt prepayment penalties of $1.6 million, principal payments of mortgage debt of $0.9 million, and $0.4 million net cash outflow from other financing activities.
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
Contractual Obligations
We have obligations related to our mortgage loans, unsecured term loans, and revolving credit facility as described in "Note 7. Debt" in the condensed consolidated financial statements. The unconsolidated entities in which we have an investment have third-party mortgage debt of $258.8 million as of June 30, 2019, as described in "Note 6. Investment in Consolidated and Unconsolidated Entities" in the condensed consolidated financial statements. It is anticipated that our unconsolidated entities will be able to repay or refinance all of their debt on a timely basis.
The following table presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations and lease agreements. It excludes third-party debt associated with our unconsolidated entities and debt premiums and discounts that are not future cash obligations as of June 30, 2019.

	Payments due by year ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt:
Fixed rate debt, principal (a)	$—	$41,000	$—	$50,270	$191,339	$67,880	$350,489
Variable-rate debt, principal	—	—	—	—	76,000	126,000	202,000
Interest	10,260	16,954	16,168	14,855	13,532	5,515	77,284
Total long-term debt	10,260	57,954	16,168	65,125	280,871	199,395	629,773
Operating lease obligations (b)	301	587	471	443	455	470	2,727
Finance lease obligations (c)	300	532	518	317	40	—	1,707
Grand total	$10,861	$59,073	$17,157	$65,885	$281,366	$199,865	$634,207

(a)	Includes $150.0 million of variable-rate unsecured term loans that have been swapped to a fixed rate as of June 30, 2019.

(b)	Includes leases on corporate office spaces used in our business.

(c)	Includes contracts for property improvements that have been deemed to contain finance leases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions.
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of June 30, 2019, our debt included outstanding variable-rate term loans of $352.0 million, of which $150.0 million have been swapped to a fixed rate. If market rates of interest on all variable-rate debt as of June 30, 2019 permanently increased and decreased by 1%, the annual increase and decrease in interest expense on the variable-rate debt and future earnings and cash flows would be approximately $2.0 million.
With regard to our variable-rate financing, we assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We maintain risk management control systems to monitor interest rate cash flow risk attributable to both outstanding or forecasted debt obligations as well as our potential offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on our future cash flows. We continue to assess retaining cash flows that may assist us in maintaining a flexible low debt balance sheet and managing the impact of upcoming debt maturities.
We monitor interest rate risk using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable-rate debt and the costs associated with converting the debt to fixed-rate debt. In addition, existing fixed and variable-rate loans that are scheduled to mature within the next two years are evaluated for possible early refinancing and/or extension due to consideration given to current interest rates. Refer to our Borrowings table in Item 2 of this Quarterly Report for debt principal amounts and expected maturities by year to evaluate the expected cash flows and sensitivity to interest rate changes.
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
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("AARC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that best represents the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. The ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. Our unsecured line of credit and term loans are indexed to USD-LIBOR. However, as our amended and restated line of credit and term loan agreements have provisions that allow for a transition to a new alternative rate, we believe that the transition from USD-LIBOR to SOFR will not have a material impact on our condensed consolidated financial statements.
As of June 30, 2019, we had two interest rate swaps. The following table summarizes those interest rate swap contracts:

Variable-Rate Debt Swapped to Fixed Rate	Effective Date	Termination Date	Bank Pays Variable Rate of	InvenTrust Pays Fixed Rate of	Notional Amount as of March 31, 2019	Fair Value as of
						June 30, 2019	December 31, 2018
5 year - fixed portion	12/10/2015	12/1/2019	1-Month LIBOR	1.3510%	$90,000	$279	$983
5 year - fixed portion	12/10/2015	12/1/2019	1-Month LIBOR	1.3525%	60,000	183	654
Total 5 year, fixed portion					$150,000	$462	$1,637
The gains or losses resulting from marking-to-market our derivatives each reporting period are recognized as an increase or decrease in other comprehensive income on our condensed consolidated statements of operations and comprehensive (loss) income.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, including our principal executive officer and our principal financial officer, evaluated, as of June 30, 2019, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of June 30, 2019, were effective at a reasonable assurance level for the purpose of ensuring that the information we are required to disclose in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act; and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
There were no changes to our internal control over financial reporting during the quarter ended June 30, 2019, that materially affected our internal control over financial reporting or are reasonably likely to materially affect it.
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

3.2	Second Amended and Restated Bylaws of the Company, dated as of November 9, 2017
10.1	Form of Performance Based Restricted Stock Unit Agreement , as filed by the Registrant with the SEC on May 14, 2019
10.2*	Employment Offer Letter, dated as of June 20, 2019, by and between InvenTrust Properties Corp. and Daniel J. Busch
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed with the SEC on August 8, 2019, is formatted in Extensible Business Reporting Language ("XBRL"): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).

* Filed as part of this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InvenTrust Properties Corp.

Date:	August 8, 2019
By:	/s/ Thomas P. McGuinness

Name:	Thomas P. McGuinness
Title:	President and Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2019
By:	/s/ Adam M. Jaworski

Name:	Adam M. Jaworski
Title:	Senior Vice President, Chief Accounting Officer and Interim Treasurer (Principal Accounting Officer and Interim Principal Financial Officer)