Form 10-Q
period 2019-09-30
InvenTrust Properties Corp.
filed 2019-11-07
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒
As of November 1, 2019, there were 728,722,763 shares of the registrant’s common stock outstanding.

InvenTrust Properties Corp.

Quarterly Report on Form 10-Q
For the quarterly period ended September 30, 2019

- i-

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of
	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Investment properties
Land	$603,730	$558,817
Building and other improvements	1,778,436	1,670,678
Construction in progress	4,238	12,788
Total	2,386,404	2,242,283
Less accumulated depreciation	(280,483)	(286,330)
Net investment properties	2,105,921	1,955,953
Cash and cash equivalents	113,785	260,131
Restricted cash	5,032	4,722
Investment in unconsolidated entities	120,050	156,132
Intangible assets, net	124,040	108,005
Accounts and rents receivable, net	28,181	27,087
Deferred costs and other assets, net	23,105	23,976
Total assets	$2,520,114	$2,536,006

Liabilities
Debt, net	$573,097	$561,782
Accounts payable and accrued expenses	37,972	32,784
Distributions payable	13,408	13,029
Intangible liabilities, net	45,676	46,985
Other liabilities	29,018	29,112
Total liabilities	699,171	683,692
Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 728,722,763 shares issued and outstanding as of September 30, 2019 and 728,558,989 shares issued and outstanding as of December 31, 2018.	729	729
Additional paid-in capital	5,588,008	5,585,758
Distributions in excess of accumulated net income	(3,766,326)	(3,735,810)
Accumulated comprehensive (loss) income	(1,468)	1,637
Total stockholders' equity	1,820,943	1,852,314
Total liabilities and stockholders' equity	$2,520,114	$2,536,006
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

(in thousands, except share and per share amounts)

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
Income
Lease income, net	$56,768	$58,766	$167,312	$181,139
Other property income	333	363	1,605	1,314
Other fee income	1,068	965	2,833	2,965
Total income	58,169	60,094	171,750	185,418

Operating expenses
Depreciation and amortization	24,253	29,684	71,807	77,768
Property operating expenses	8,460	8,216	22,969	25,864
Real estate taxes	9,000	8,712	27,009	27,742
General and administrative expenses	8,379	9,628	25,788	26,617
Total operating expenses	50,092	56,240	147,573	157,991

Other income (expense)
Interest, dividend and other income	124	361	1,434	2,004
Interest expense, net	(6,077)	(5,954)	(17,182)	(19,047)
(Loss) gain on extinguishment of debt, net	(2,092)	(4)	(2,901)	10,693
Provision for asset impairment	(2,359)	(2,713)	(2,359)	(3,510)
Gain on sale and transfer of investment properties, net	26,781	13,476	32,443	51,741
Equity in earnings (losses) of unconsolidated entities	572	(43)	(48)	(2,795)
Realized and unrealized investment gains	—	13	—	236
Total other income	16,949	5,136	11,387	39,322

Income before income taxes	25,026	8,990	35,564	66,749
Income tax expense	(100)	(43)	(359)	(407)
Net income from continuing operations	24,926	8,947	35,205	66,342
Net loss from discontinued operations	—	—	(25,500)	—
Net income	$24,926	$8,947	$9,705	$66,342

Weighted-average number of common shares outstanding, basic	728,722,763	768,385,770	728,645,975	772,341,263
Weighted-average number of common shares outstanding, diluted	729,456,722	769,306,859	729,221,226	772,971,787

Net income per common share, from continuing operations, basic and diluted	$0.03	$0.01	$0.05	$0.09
Net loss per common share, from discontinued operations, basic and diluted	$—	$—	$(0.03)	$—
Net income per common share, basic and diluted	$0.03	$0.01	$0.02	$0.09

Distributions declared per common share outstanding	$0.02	$0.01	$0.06	$0.05
Distributions paid per common share outstanding	$0.02	$0.01	$0.05	$0.05
Comprehensive income
Net income	$24,926	$8,947	$9,705	$66,342
Unrealized (loss) gain on derivatives	(1,587)	142	(1,903)	1,218
Reclassification to interest expense, net	(343)	(284)	(1,202)	(593)
Comprehensive income	$22,996	$8,805	$6,600	$66,967
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Equity
(Unaudited)

(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income	Total

Beginning balance, January 1, 2018	774,293,197	$773	$5,681,912	$(3,778,908)	$1,945	$1,905,722
Impact of Accounting Standards Update ("ASU") No. 2016-01	—	—	—	275	(275)	—
Impact of ASU No. 2017-05 (a)	—	—	—	12,756	—	12,756
Adjusted balance, January 1, 2018	774,293,197	773	5,681,912	(3,765,877)	1,670	1,918,478
Net income	—	—	—	34,232	—	34,232
Unrealized gain on derivatives	—	—	—	—	760	760
Reclassification to interest expense, net	—	—	—	—	(93)	(93)
Distributions declared	—	—	—	(13,860)	—	(13,860)
Stock-based compensation, net	18,057	—	545	—	—	545
Ending balance, March 31, 2018	774,311,254	773	5,682,457	(3,745,505)	2,337	1,940,062
Net income	—	—	—	23,163	—	23,163
Unrealized gain on derivatives	—	—	—	—	316	316
Reclassification to interest expense, net	—	—	—	—	(216)	(216)
Distributions declared	—	—	—	(13,863)	—	(13,863)
Stock-based compensation, net	137,893	—	751	—	—	751
Ending balance, June 30, 2018	774,449,147	773	5,683,208	(3,736,205)	2,437	1,950,213
Net income	—	—	—	8,947	—	8,947
Unrealized gain on derivatives	—	—	—	—	142	142
Reclassification to interest expense, net	—	—	—	—	(284)	(284)
Distributions declared	—	—	—	(13,030)	—	(13,030)
Stock-based compensation, net	3,590	—	516	—	—	516
Repurchase of common stock	(46,503,539)	$(45)	$(99,186)	$—	$—	$(99,231)
Ending balance, September 30, 2018	727,949,198	728	5,584,538	(3,740,288)	2,295	1,847,273

(a)	See Note 6. Investments in Consolidated and Unconsolidated Entities.
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Equity
(Unaudited)

(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income	Total

Beginning balance, January 1, 2019	728,558,989	$729	$5,585,758	$(3,735,810)	$1,637	$1,852,314
Net loss	—	—	—	(9,499)	—	(9,499)
Unrealized loss on derivatives	—	—	—	—	(112)	(112)
Reclassification to interest expense, net	—	—	—	—	(432)	(432)
Distributions declared	—	—	—	(13,405)	—	(13,405)
Stock-based compensation, net	—	—	397	—	—	397
Ending balance, March 31, 2019	728,558,989	729	5,586,155	(3,758,714)	1,093	1,829,263
Net loss	—	—	—	(5,722)	—	(5,722)
Unrealized loss on derivatives	—	—	—	—	(204)	(204)
Reclassification to interest expense, net	—	—	—	—	(427)	(427)
Distributions declared	—	—	—	(13,408)	—	(13,408)
Stock-based compensation, net	163,774	—	1,195	—	—	1,195
Ending balance, June 30, 2019	728,722,763	729	5,587,350	(3,777,844)	462	1,810,697
Net income	—	—	—	24,926	—	24,926
Unrealized loss on derivatives	—	—	—	—	(1,587)	(1,587)
Reclassification to interest expense, net	—	—	—	—	(343)	(343)
Distributions declared	—	—	—	(13,408)	—	(13,408)
Stock-based compensation, net	—	—	658	—	—	658
Ending balance, September 30, 2019	728,722,763	729	5,588,008	(3,766,326)	(1,468)	1,820,943

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)

	Nine months ended September 30
	2019	2018
Cash flows from operating activities:
Net income	$9,705	$66,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,807	77,768
Amortization of above and below-market leases and lease inducements, net	(4,546)	(3,852)
Amortization of debt premiums, discounts and financing costs, net	1,279	797
Straight-line rent adjustment, net	(2,823)	(3,237)
Provision for asset impairment	2,359	3,510
Gain on sale and transfer of investment properties, net	(32,443)	(51,741)
Loss (gain) on extinguishment of debt, net	2,901	(10,693)
Equity in losses of unconsolidated entities	48	2,795
Distributions from unconsolidated entities	6,034	5,069
Stock-based compensation, net	3,454	3,187
Realized and unrealized investment gains	—	(236)
Provision for indemnification claims	25,500	—
Changes in assets and liabilities:
Accounts and rents receivable, net	(686)	400
Deferred costs and other assets	(2,175)	3,742
Accounts payable and accrued expenses	5,636	7,862
Other liabilities	139	(22)
Net cash provided by operating activities	86,189	101,691
Cash flows from investing activities:
Purchase of investment properties	(329,493)	(149,781)
Acquired in-place and market lease intangibles, net	(29,602)	(8,935)
Capital expenditures and tenant improvements	(14,861)	(17,636)
Investment in development projects	(5,658)	(2,028)
Proceeds from sale and transfer of investment properties, net	183,588	254,424
Indemnification payment related to the sale of investment properties	(30,000)	—
Proceeds from the sale of marketable securities, net	—	3,609
Proceeds from the sale of unconsolidated entity	30,000	—
Contributions to unconsolidated entities	—	(2,761)
Distributions from unconsolidated entities	—	282
Lease commissions and other leasing costs	(3,864)	(5,353)
Other assets	477	(89)
Other liabilities	(239)	(330)
Net cash (used in) provided by investing activities	(199,652)	71,402
Cash flows from financing activities:
Shares repurchased	—	(98,666)
Distributions	(39,842)	(41,164)
Proceeds from debt	118,000	52,000
Pay-off of debt	(106,041)	(68,096)
Debt prepayment penalties	(2,692)	(1,617)
Principal payments of debt	(1,382)	(1,423)
Payment of finance lease liabilities	(343)	—
Payment of loan fees and deposits	(273)	(619)
Net cash used in financing activities	(32,573)	(159,585)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(146,036)	13,508

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)

	Nine months ended September 30
	2019	2018
Cash, cash equivalents, and restricted cash at the beginning of the period	264,853	171,878
Cash, cash equivalents, and restricted cash at the end of the period	$118,817	$185,386

Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$113,785	$157,351
Restricted cash	5,032	28,035
Cash, cash equivalents, and restricted cash at the end of the period	$118,817	$185,386

Supplemental disclosure and schedules:
Cash flow disclosure, including non-cash activities:
Cash paid for interest, net of capitalized interest of $89 and $0	$16,089	$18,504
Cash paid for income taxes, net of refunds of $438 and $138	$504	$1,040
Cash paid for operating lease liabilities	$568	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$2,890	$—
Lease liabilities arising from obtaining right-of-use assets	$3,114	$—
Distributions payable	$13,408	$13,030
Recognition of partially deferred gains on property sales	$—	$12,756
Accrued capital expenditures and tenant improvements	$732	$5,207
Accrued investment in re-development projects	$300	$362
Accrued lease commissions and other leasing costs	$232	$410
Tenant building construction placed into service	$7,950	$—
Accrued common stock repurchase costs	$—	$565

Purchase of investment properties:
Net investment properties	$332,449	$150,477
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	37,103	14,121
Accounts payable and accrued expenses, lease intangibles, and other liabilities	(10,457)	(5,882)
Cash outflow for purchase of investment properties, net	359,095	158,716
Capitalized acquisition costs	(2,334)	(260)
Construction escrow accounts	—	467
Credits and other changes in cash outflow, net	9,003	877
Gross acquisition price of investment properties	$365,764	$159,800

Sale and transfer of investment properties:
Net investment properties	$153,081	$251,383
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	5,683	10,077
Accounts payable and accrued expenses, lease intangibles, and other liabilities	(5,527)	(10,289)
Debt extinguished through the transfer of properties	—	(44,331)
Debt assumed by the buyer through the disposition of properties	—	(14,854)
Gain on sale and transfer of investment properties, net	32,443	51,741
(Loss) gain on extinguishment of debt	(2,092)	10,697
Proceeds from sale and transfer of investment properties, net	183,588	254,424
Transfer of mortgage principal to buyer	—	16,600
Surrender of mortgage escrows for transferred properties	—	2,160
Credits and other changes in cash inflow, net	6,612	9,766
Gross disposition price of investment properties	$190,200	$282,950
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
As used throughout this Quarterly Report, the terms "Company," "InvenTrust," "we," "us," and "our" mean InvenTrust Properties Corp. and its wholly-owned and unconsolidated joint venture investments. Unless otherwise noted, all dollar amounts are stated in thousands, except share, per share and per square foot data. Any reference to the number of properties, square feet and tenant and occupancy data are unaudited.
1. Organization
On October 4, 2004, the Company was incorporated as Inland American Real Estate Trust, Inc. as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust ("REIT") for federal tax purposes. The Company changed its name to InvenTrust Properties Corp. in April of 2015 and is focused on owning, managing, acquiring and developing a multi-tenant retail platform.
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
As of September 30, 2019, the Company's wholly-owned investment properties consisted of 57 retail properties with a gross leasable area ("GLA") of approximately 9.3 million square feet. As of September 30, 2018, the Company's wholly-owned or consolidated investment properties consisted of 63 retail properties, with a GLA of approximately 10.5 million square feet. In addition, as of September 30, 2019 and 2018, the Company had an investment in one unconsolidated real estate joint venture which owns an interest in 11 and 14 retail properties, respectively, with GLA of approximately 2.6 million and 3.0 million square feet, respectively, managed by the Company. As of September 30, 2018, the Company had an investment in a separate unconsolidated real estate joint venture which owned land being developed in Sacramento, California. The Company has since liquidated its interest in that venture as disclosed in "Note 6. Investment in Consolidated and Unconsolidated Entities."
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

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. Revenue Recognition
Operating Leases
The majority of revenue recognized from the Company's retail properties consists of minimum lease payments received from tenants under long-term operating leases with varying terms. In addition to minimum lease payments, some leases provide for the reimbursement of the tenant’s pro rata share of certain operating expenses incurred by the landlord as recoveries, including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees and certain capital repairs. Certain other tenants are subject to net leases whereby the tenant is responsible for fixed minimum lease payments to the Company, as well as directly paying all costs and expenses associated with occupancy to third party service providers. Such direct payments to third parties are not recorded as revenue and expense by the Company.
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
As a result of the narrowed definition of initial direct costs under Topic 842, the Company expenses as incurred certain lease origination costs previously capitalized and amortized to expense over the lease term. The Company has elected the practical expedient of not separating lease and non-lease components for all qualifying leases. In effect, this will generally relieve the Company from the requirement to account for certain consideration under the new revenue standard. As a result of the accounting policy election, all income arising from leases is presented on a combined basis as lease income, net on the condensed consolidated statements of operations and comprehensive income.
Beginning on January 1, 2019, the provision for estimated credit losses resulting from changes in the collectability of lease payments will be recognized as a direct reduction to lease income on the condensed consolidated statements of operations and comprehensive income and a direct write-off of the operating lease receivable on the condensed consolidated balance sheets. Changes in collectability occur when the Company no longer believes it is probable that substantially all of the lease payments will be collected. If collection is not probable, the lease payments will be accounted for on a cash basis, and revenue will be recorded as received. When reassessed and the collection of substantially all of the lease payments from the tenant becomes probable, the accrual basis of revenue recognition will be reestablished.
Consistent with previous guidance, unless there is a change in the minimum lease payment credit risk, changes in the collectability of billed and unbilled recoveries will continue to be recognized as bad debt expense in property operating expenses on the condensed consolidated statements of operations and comprehensive income and an allowance for doubtful accounts established on the condensed consolidated balance sheets.
As of September 30, 2019, minimum lease payments to be received under long-term operating leases and short-term specialty leases, excluding additional percentage rent based on tenants' sales volume and tenant reimbursements of certain operating expenses, and assuming no exercise of renewal options or early termination rights, are as follows:

Minimum Lease Payments
Remaining 2019	$40,463
2020	154,921
2021	142,373
2022	121,061
2023	104,764
Thereafter	377,833
Total	$941,415

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

Topic 842 Reclassifications
The Company has chosen to apply the combined presentation of lease income, net, required by Topic 842 retrospectively to the three and nine months ended September 30, 2018, by combining amounts previously reported as rental income and tenant recovery income, and making certain other reclassifications to the condensed consolidated statements of operations and comprehensive income. The following table reflects the disaggregation of lease income, net:

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
Minimum lease payments	$40,664	$42,990	$119,130	$131,173
Billed and unbilled tax and insurance recoveries	8,520	7,613	25,495	25,788
Billed and unbilled common area maintenance and other recoveries	5,627	6,000	16,752	18,602
Amortization of above and below-market leases and lease inducements, net	1,628	1,104	4,546	3,852
Short-term, termination fee and other lease income	505	1,458	2,654	2,489
Estimated credit losses	(176)	(399)	(1,265)	(765)
Lease income, net	$56,768	$58,766	$167,312	$181,139

Contracts with Customers
The Company earned other fee income of $1,068 and $2,833 for the three and nine months ended September 30, 2019, respectively, and $965 and $2,965 for the three and nine months ended September 30, 2018, respectively, which is comprised of fees derived from services provided to IAGM Retail Fund I, LLC ("IAGM"), an unconsolidated retail joint venture partnership between the Company as 55% owner and PGGM Private Real Estate Fund ("PGGM"), as disclosed in "Note 6. Investment in Consolidated and Unconsolidated Entities", and therefore deemed to be related party transactions. The property management, asset management, leasing and other services are provided over the term of the contract, which has a remaining original duration through 2023. The Company has receivables of $473 and $778 as of September 30, 2019 and December 31, 2018, respectively, from services provided to IAGM which are included in deferred costs and other assets, net, on the condensed consolidated balance sheets. The following table reflects the disaggregation of other fee income:

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
Property management fees	$592	$631	$1,818	$1,996
Asset management fees	278	269	795	831
Leasing commissions and other fees	198	65	220	138
Other fee income	$1,068	$965	$2,833	$2,965

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

4. Acquired Properties
The following table reflects the retail properties acquired, accounted for as asset acquisitions, during the nine months ended September 30, 2019:

Acquisition Date	Property	Metropolitan Statistical Area ("MSA")(a)	Gross Acquisition Price	Square Feet
January 31, 2019	Commons at University Place	Raleigh-Cary, NC	$23,250	92,000
March 20, 2019	Lakeside Winter Park and Lakeside Crossings	Orlando-Kissimmee-Sanford, FL	63,500	76,000
April 30, 2019	Scofield Crossing (b)	Austin-Round Rock, TX	3,000	64,000
May 7, 2019	Tomball Town Center Kroger	Houston-The Woodlands-Sugar Land, TX	13,992	74,000
June 14, 2019	Sandy Plains Outparcel (c)	Atlanta-Sandy Springs-Roswell, GA	2,900	6,000
June 28, 2019	Shoppes at Fairview	Dallas-Fort Worth-Arlington, TX	36,000	67,500
July 11, 2019	Southern Palm Crossing (d)	Miami-Fort Lauderdale-West Palm Beach, FL	96,750	346,200
September 9, 2019	Travilah Square	Washington-Arlington-Alexandria, DC-VA-MD-WV	52,272	58,300
September 13, 2019	Eldorado Marketplace	Dallas-Fort Worth-Arlington, TX	70,850	189,500
September 27, 2019	Garden Village Outparcel (c)	Los Angeles-Long Beach-Anaheim, CA	3,250	3,900
			$365,764	977,400

(a)	As defined by the United States Office of Management and Budget.

(b)	The building and tenant improvements were acquired subject to an existing ground lease at the property.

(c)	The assets, liabilities and operations of the adjacent outparcels acquired are included as part of existing retail properties owned by the Company.

(d)
This acquisition was made through a consolidated VIE and was used to facilitate a reverse like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended ("Reverse 1031 Exchanges"). During the third quarter of 2019, the title of Southern Palm Crossing transferred to the Company through the completion of an exchange with the dispositions of West Creek and Boynton Commons.

The following table reflects the retail properties acquired, accounted for as asset acquisitions, during the nine months ended September 30, 2018:

Acquisition Date	Property	MSA	Gross Acquisition Price	Square Feet
May 16, 2018	PGA Plaza (a)	Miami-Fort Lauderdale-West Palm Beach, FL	$88,000	120,000
May 30, 2018	Kennesaw Marketplace (a)	Atlanta-Sandy Springs-Roswell, GA	64,300	117,000
September 13, 2018	Kennesaw Marketplace, Phase 3 (b)	Atlanta-Sandy Springs-Roswell, GA	7,500	13,000
			$159,800	250,000

(a)
These acquisitions were made through two consolidated VIEs and were used to facilitate Reverse 1031 Exchanges. During the last quarter of 2018, the title of PGA Plaza and Kennesaw Marketplace transferred to the Company through the completion of an exchange and expiration of the 180-day waiting period, respectively.

(b)	The assets, liabilities and operations of Kennesaw Marketplace, Phase 3, acquired are included as part of an existing retail property owned by the Company.
The Company incurred transaction costs of $1,416 and $2,334 during the three and nine months ended September 30, 2019, respectively, and $60 and $260 during the three and nine months ended September 30, 2018, which were capitalized and included in building and other improvements on the Company's condensed consolidated balance sheets.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. Disposed Properties
The following table reflects the retail properties disposed of during the nine months ended September 30, 2019:

Disposition Date	Property	Square Feet	Gross Disposition Price	Gain (loss) on sale of investment properties, net	Loss on extinguishment of debt
April 3, 2019	Brooks Corner	173,000	$26,300	$5,531	$(809)
May 31, 2019	Silverlake	101,000	6,650	131	—
August 15, 2019	Promenade Fultondale	207,600	23,200	1,861	—
August 21, 2019	Crossroads at Chesapeake Square and Chesapeake Commons	198,700	23,100	1,353	—
September 10, 2019	West Creek	53,300	18,700	5,962	—
September 13, 2019	Boynton Commons	210,300	50,000	18,405	—
September 25, 2019	Quebec Square	207,600	42,250	(800)	(2,092)
		1,151,500	$190,200	$32,443	$(2,901)
In aggregate, the Company recognized net proceeds of $183,588 from the sales of these properties on the condensed consolidated statement of cash flows during the nine months ended September 30, 2019.
The following table reflects the retail properties disposed of during the nine months ended September 30, 2018:

Disposition Date	Property	Square Feet	Gross Disposition Price	Gain (loss) on sale and transfer of investment properties, net	Gain (loss) on extinguishment of debt, net (d)
January 9, 2018	Sherman Town Center I & II	485,000	$63,000	$12,382	$—
January 25, 2018	Grafton Commons	239,000	33,500	6,564	—
March 8, 2018	Lakeport Commons	283,000	31,000	(666)	—
March 21, 2018	Stonecrest Marketplace (a)	265,000	—	1,777	10,752
March 31, 2018	Northwest Marketplace (b)	—	—	248	—
April 17, 2018	Market at Morse/Hamilton	45,000	10,000	1,592	—
May 24, 2018	Siegen Plaza	156,000	29,000	3,849	(54)
June 20, 2018	Tomball Town Center	67,000	22,750	7,184	—
June 26, 2018	Bellerive Plaza (c)	76,000	—	(22)	1,694
June 28, 2018	Parkway Centre North	143,000	23,700	5,357	(1,695)
September 14, 2018	Tulsa Hills	473,000	70,000	13,476	—
		2,232,000	$282,950	$51,741	$10,697

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

(d)
In addition to the gain or loss recognized as a result of the disposition of retail properties, the Company extinguished an additional loan on a retained retail property resulting in a loss on debt extinguishment of $4.

In aggregate, the Company recognized net proceeds of $254,424 from the sales and condemnation of these properties on the condensed consolidated statement of cash flows during the nine months ended September 30, 2018.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Investment in Consolidated and Unconsolidated Entities
Consolidated Entities
As of September 30, 2019, the Company has no VIEs. During the fourth quarter of 2018, the Company entered into purchase agreements structured as Reverse 1031 Exchanges to acquire Sandy Plains Centre, which was the Company's only consolidated VIE as of December 31, 2018. Due to the expiration of the 180-day waiting period subsequent to December 31, 2018, the Reverse 1031 Exchange was terminated and the title of Sandy Plains Centre transferred to the Company. The liabilities of the VIE are non-recourse to the Company, and the assets must first be used to settle obligations of the VIE. The following table presents the net assets of the VIE:

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

		Current Ownership %	Carrying Value of Investment as of
Entity	Description		September 30, 2019	December 31, 2018
IAGM Retail Fund I, LLC	Multi-tenant retail shopping centers	55%	$120,050	$126,195
Downtown Railyard Venture, LLC	Land development	—%	—	30,049
Other unconsolidated entities	Various real estate investments	Various	—	(112)
			$120,050	$156,132

IAGM
On April 17, 2013, the Company entered into a joint venture, IAGM, with PGGM for the purpose of acquiring, owning, managing, supervising and disposing of retail properties and sharing in the profits and losses from those retail properties and their activities. The Company contributed 14 properties to IAGM during the year ended December 31, 2013, and treated the contribution as a partial sale under Topic 360-20, "Property, Plant and Equipment - Real Estate Sales," and deferred an aggregate gain of $15,625 as a result of the property sales into the joint venture. Through December 31, 2017, the Company was amortizing the basis adjustment over 30 years, consistent with the depreciation period of the investee's underlying assets. In accordance with the provisions of ASU No. 2017-05, full gain recognition may be required for property sales in which the Company has continuing involvement, when those gains may have been deferred under prior GAAP. As of January 1, 2018, with the adoption of ASU No. 2017-05, the Company's remaining $12,756 of the aforementioned deferred gain had been recognized through beginning distributions in excess of accumulated net income.
During the nine months ended September 30, 2019, IAGM disposed of Rockwell Plaza, a 255,000 square foot retail property, for a gross disposition price of $20,500 and recognized a provision for asset impairment of $1,443 and a loss on sale of $559. The Company's share of IAGM's provision for asset impairment was $794 and its share of the loss on sale was $307. Proceeds from the sale were used to extinguish the related $16,250 non-recourse mortgage loan.
During the three months ended September 30, 2018, IAGM recognized a provision for asset impairment of $1,405 on one retail property. During the nine months ended September 30, 2018, IAGM recognized a provision for asset impairment of $3,673 on three retail properties. During the nine months ended September 30, 2018, IAGM disposed of one retail property and recognized a loss on sale of $3,905. For the three and nine months ended September 30, 2018, the Company's share of IAGM's provision for asset impairment was $773 and $2,020, respectively, and its share of the loss on sale for the nine months ended September 30, 2018 was $2,148.

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
Combined Financial Information
The following tables present the combined condensed financial information for the Company's unconsolidated entities.

	As of
	September 30, 2019	December 31, 2018
Assets:
Real estate assets, net of accumulated depreciation	$427,652	$494,583
Other assets	64,705	103,565
Total assets	$492,357	$598,148
Liabilities and equity:
Mortgages payable, net	256,593	272,629
Other liabilities	19,068	42,569
Equity	216,696	282,950
Total liabilities and equity	$492,357	$598,148

Company's share of equity	$120,050	$185,814
Outside basis difference (a)	—	(29,682)
Carrying value of investments in unconsolidated entities	$120,050	$156,132

(a)	The outside basis difference is principally related to other-than-temporary impairment recorded in 2018 on DRV.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues	$13,277	$15,087	$40,024	$44,951
Expenses:
Interest expense and loan cost amortization	2,630	3,434	8,418	10,240
Depreciation and amortization	4,687	5,124	15,626	16,401
Operating and general and administrative expenses	4,919	4,766	14,030	15,774
Provision for asset impairment	—	1,405	1,443	3,673
Total expenses	12,236	14,729	39,517	46,088
Net income (loss) before sale of real estate	1,041	358	507	(1,137)
Gain (loss) on sale of real estate	—	13	(5,540)	(3,892)
Net income (loss)	$1,041	$371	$(5,033)	$(5,029)

Company's share of net income (loss)	$572	$(93)	$(4,451)	$(3,069)
Distributions from unconsolidated entities in excess of the investments' carrying value	—	50	—	274
Outside basis adjustment for investee's sale of real estate	—	—	4,403	—
Equity in earnings (losses) of unconsolidated entities	$572	$(43)	$(48)	$(2,795)

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table shows the scheduled maturities of IAGM's mortgages payable as of September 30, 2019, for the remainder of 2019, each of the next four years and thereafter.

	Maturities during the year ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Mortgages payable	$—	14,872	23,150	—	180,125	40,680	$258,827

On June 30, 2019, IAGM entered into a one year extension on a $15,103 non-recourse mortgage loan related to one retail property. The original maturity date of June 30, 2019 was extended to June 30, 2020 and a partial paydown resulted in a new balance of $14,872. As of September 30, 2019 and December 31, 2018, none of IAGM's mortgages payable are recourse to the Company. It is anticipated that the joint venture will be able to repay, refinance or extend all of its debt on a timely basis.
7. Debt
As of September 30, 2019, the Company's total debt, net, was $573,097, which consists of mortgages payable, net, of $175,764 and credit agreements, net, of $397,333. The Company believes it has the ability to repay, refinance or extend any of its debt, and that it has adequate sources of funds to meet short-term cash needs related to mortgages payable. It is anticipated that the Company will use proceeds from property sales, cash on hand and available capacity on credit agreements, if any, to repay, refinance or extend the mortgages payable maturing in the near term.
Mortgages Payable
As of September 30, 2019 and December 31, 2018, the Company had the following mortgages payable outstanding:

	September 30, 2019	December 31, 2018
Mortgages payable (a)	$176,502	$213,925
Premium, net of accumulated amortization	60	239
Discount, net of accumulated amortization	(130)	(158)
Issuance costs, net of accumulated amortization	(668)	(1,079)
Total mortgages payable, net	$175,764	$212,927

(a)
Mortgages payable had fixed interest rates ranging from 3.49% to 5.49% as of September 30, 2019 and December 31, 2018, with a weighted-average interest rate of 4.34% and 4.33% as of September 30, 2019 and December 31, 2018, respectively.

Some of the mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions and distribution limitations. As of September 30, 2019 and December 31, 2018, the Company was in compliance with all mortgage loan requirements.
The following table shows the scheduled maturities of the Company's mortgages payable as of September 30, 2019 for the remainder of 2019, each of the next four years and thereafter.

	Maturities during the year ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Mortgages payable	$—	$41,000	$—	$50,034	$41,138	$44,330	$176,502

Credit Agreements
Unsecured revolving line of credit
On December 21, 2018, the Company entered into an unsecured revolving credit agreement, which amends and restates the Company’s prior revolving credit agreement in its entirety, and provides for a $350,000 unsecured revolving line of credit (the "Revolving Credit Agreement"). The Revolving Credit Agreement has a 4-year term maturing on December 21, 2022, with two six months extension options. Interest rates are based on the Company's total leverage ratio or, at the Company's one-time irrevocable option, upon achievement of an investment-grade credit rating. A facility fee accrues on the aggregate commitments at a rate ranging from 0.15% to 0.30% depending on the Company’s total leverage ratio, and as of September 30, 2019 and December 31, 2018, the facility fee was 0.15%. As of September 30, 2019 and December 31, 2018, the Company had no outstanding borrowings under the Revolving Credit Agreement.

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
As of September 30, 2019 and December 31, 2018, the Company had the following borrowings outstanding under its unsecured term loans:

	September 30, 2019		December 31, 2018
	Principal Balance	Interest Rate	Principal Balance	Interest Rate	Maturity Date
$250.0 million 5 year - swapped to fixed rate	$90,000	2.5510% (a)	$90,000	2.5510% (a)	December 21, 2023
$250.0 million 5 year - swapped to fixed rate	60,000	2.5525% (a)	60,000	2.5525% (a)	December 21, 2023
$250.0 million 5 year - variable-rate	50,000	3.3003% (b)	50,000	3.5493% (c)	December 21, 2023
$250.0 million 5 year - variable-rate	50,000	3.3003% (b)	26,000	3.6794% (d)	December 21, 2023
$150.0 million 5.5 year - variable-rate	100,000	3.3003% (b)	100,000	3.5493% (c)	June 21, 2024
$150.0 million 5.5 year - variable-rate	50,000	3.3003% (b)	26,000	3.6794% (d)	June 21, 2024
Total unsecured term loans	400,000		352,000
Issuance costs, net of accumulated amortization	(2,667)		(3,145)
Total unsecured term loans, net	$397,333		$348,855

(a)
The Company swapped $90,000 (notional amount of $90,000) and $60,000 (notional amount of $60,000) of variable-rate debt at an interest rate of 1-Month LIBOR plus 1.20% to a fixed rate of 2.5510% and 2.5525%, respectively. The swaps have an effective date of December 10, 2015 and a termination date of December 1, 2019. As a result, all net deferred amounts in accumulated comprehensive income related to these swaps will be reclassified into earnings during 2019.

(b)	Interest rate reflects 1-Month LIBOR plus 1.20% effective September 3, 2019.

(c)	Interest rate reflects 1-Month LIBOR plus 1.20% effective December 3, 2018.

(d)	Interest rate reflects 1-Month LIBOR plus 1.20% effective December 21, 2018.
During the quarter ended September 30, 2019, the Company entered into four interest rate swap agreements which will effectively replace the two interest rate swaps terminating on December 1, 2019. Of the four interest rate swap agreements, two have a notional amount of $100,000, an effective date of December 2, 2019, a termination date of December 21, 2023, and achieve a fixed interest rate of 2.68%. The other two each have a notional amount of $50,000, an effective date of December 2, 2019, a termination date of June 21, 2024, and achieve fixed interest rates of 2.69% and 2.70%.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. Fair Value Measurements
Recurring Measurements
The following financial instruments are remeasured at fair value on a recurring basis:

	Fair Value Measurements as of
	September 30, 2019			December 31, 2018
Cash Flow Hedges:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative interest rate assets (a)	$—	$161	$—	$—	$1,637	$—
Derivative interest rate liabilities (b)	—	(1,629)	—	—	—	—

(a)	Recognized as a part of deferred costs and other assets, net, on the condensed consolidated balance sheets.

(b)	Recognized as a part of other liabilities on the condensed consolidated balance sheets.
Level 1
At September 30, 2019 and December 31, 2018, the Company had no Level 1 recurring fair value measurements.
Level 2
To calculate the fair value of the derivative interest rate instruments, the Company primarily uses quoted prices for similar contracts and inputs based on data that are observed in the forward yield curve that is widely observable in the marketplace. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements that utilize Level 3 inputs, such as estimates of current credit spreads.
As of September 30, 2019 and December 31, 2018, the Company determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company's derivative valuations in their entirety are classified as Level 2 of the fair value hierarchy.
Level 3
At September 30, 2019 and December 31, 2018, the Company had no Level 3 recurring fair value measurements.
Nonrecurring Measurements
During the three and nine months ended September 30, 2019, the Company identified one retail property that had a reduction in its expected holding period and recorded a provision for asset impairment of $2,359 on the condensed consolidated statement of operations and comprehensive income as a result of the fair value being lower than the property's carrying value. The Company's fair value was based on an executed sales contract.
During the three months ended September 30, 2018, the Company identified two retail properties that had reductions in the expected holding periods and recorded an aggregate provision for asset impairment of $2,713 on the condensed consolidated statement of operations and comprehensive income as a result of the fair values being lower than the properties' carrying value. The Company's fair values were based on executed sales contracts.
During the nine months ended September 30, 2018, the Company identified three retail properties that had reductions in the expected holding periods and recorded an aggregate provision for asset impairment of $3,510 on the condensed consolidated statement of operations and comprehensive income as a result of the fair values being lower than the properties' carrying value. The Company's fair values were based on executed sales contracts.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes activity for the Company's assets measured at fair value on a nonrecurring basis and the related impairment charges for the three and nine months ended September 30, 2019 and 2018:

	For the three months ended September 30,				For the nine months ended September 30,
	2019		2018		2019		2018
	Level 3	Impairment Losses	Level 3	Impairment Losses	Level 3	Impairment Losses	Level 3	Impairment Losses
Investment properties	$42,250	$2,359	$33,075	$2,713	$42,250	$2,359	$64,075	$3,510
Financial Instruments Not Measured at Fair Value
The table below represents the estimated fair value of financial instruments presented at carrying values in the Company's condensed consolidated financial statements as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$176,502	$180,671	$213,925	$212,572
Term loans	$400,000	$400,004	$352,000	$352,006

The Company estimated the fair value of its mortgages payable using a weighted-average effective market interest rate of 3.39% and 4.38% as of September 30, 2019 and December 31, 2018, respectively. The fair value estimate of the term loans approximate the carrying value due to limited market volatility in pricing. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to that of the Company's. As a result, the Company used a weighted-average interest rate of 2.57% and 3.63% as of September 30, 2019 and December 31, 2018, respectively, to estimate the fair value of its term loans. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. Earnings per Share
The following table summarizes the calculation of the basic and diluted earnings per share:

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
Numerator:
Net income from continuing operations	$24,926	$8,947	$35,205	$66,342
Earnings allocated to unvested restricted shares	(50)	—	—	(77)
Net income from continuing operations attributable to common stockholders - basic and diluted	$24,876	$8,947	$35,205	$66,265
Net loss from discontinued operations attributable to common stockholders - basic and diluted	$—	$—	$(25,500)	$—

Denominator:
Weighted-average number of common shares outstanding - basic	728,722,763	768,385,770	728,645,975	772,341,263
Effect of unvested restricted shares	733,959	921,089	575,251	630,524
Weighted-average number of common shares outstanding - diluted	729,456,722	769,306,859	729,221,226	772,971,787

Income per common share:
Net income from continuing operations per share - basic and diluted	$0.03	$0.01	$0.05	$0.09
Net loss from discontinued operations per share - basic and diluted	—	—	(0.03)	—
Net income per share - basic and diluted	$0.03	$0.01	$0.02	$0.09

10. Stock-Based Compensation
The following table summarizes the Company's restricted stock unit ("RSU") activity for the nine months ended September 30, 2019:

	Unvested Time-Based RSUs	Unvested Performance-Based RSUs	Weighted-Average Grant Date Price Per Share (a)
Outstanding as of January 1, 2019	1,548,150	—	$3.18
Shares granted	1,225,170	967,201	$3.14
Shares vested	(227,707)	—	$3.14
Shares forfeited	(202,441)	(40,779)	$3.17
Outstanding at September 30, 2019	2,343,172	926,422	$3.15

(a)	On an annual basis, the Company engages an independent third-party valuation advisory firm to estimate the per share value of the Company's common stock.
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
As of September 30, 2019, there was $7,161 of total unrecognized compensation expense related to unvested stock-based compensation arrangements that will vest through December 2019, 2020 and 2021, as applicable. The Company recognized stock-based compensation expense of $1,289 and $3,454 for the three and nine months ended September 30, 2019, respectively, and $1,103 and $3,187 for the three and nine months ended September 30, 2018, respectively, as a part of general and administrative expenses on the condensed consolidated statements of operations and comprehensive income.

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
University House Communities Group, Inc., Indemnity Claims
The Company received an indemnity notice from UHC Acquisition Sub LLC ("UHC") regarding certain matters under the Stock Purchase Agreement, dated January 3, 2016, for University House Communities Group, Inc., which was sold in June 2016. The notice sets forth various items for which UHC believes they are entitled to indemnification from the Company. In the normal course of property dispositions, pursuant to the purchase and sale agreements, certain indemnification claims can be made against the Company by the purchaser, and the Company will continue to adjust the financial statements, as necessary, based on those claims. Based on the facts and circumstances of the indemnification claims made, guidance provided by third-party specialists and external counsel, and management’s ongoing assessment of the UHC claims, in 2017 the Company accrued a potential loss contingency representing their best estimate of the potential loss related to these claims. Since 2017, the Company has increased the accrual, when appropriate, based on changes to those facts and circumstances of the indemnification claims made, guidance provided by third-party specialists and external counsel, and management’s ongoing assessment of the UHC claims. On June 14, 2019, UHC and the Company, through various negotiations, reached a final settlement for the claims in the amount of $30,000, which was paid by the Company on June 24, 2019. During the nine months ended September 30, 2019, the Company recognized losses from discontinued operations of $25,500 related to these claims.
Operating and Finance Lease Commitments
The Company has non-cancelable contracts of property improvements that have been deemed to contain finance leases that, prior to the adoption of Topic 842, were previously classified as capital leases. In addition, the Company has non-cancelable operating leases for office space used in its business and upon the adoption of Topic 842, the Company recognized operating lease right-of-use ("ROU") assets of $2,890 and lease liabilities of $3,114.
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

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table reflects the Company's operating, finance and capital lease arrangements:

	As of
	September 30, 2019	December 31, 2018
Operating lease ROU assets (a)	$2,493	$—
Operating lease ROU accumulated amortization (a)	$(407)	$—
Operating lease liabilities (b)	$2,290	$—

Finance lease ROU assets (c)	$1,925	$—
Finance lease ROU accumulated amortization (d)	$(195)	$—
Finance lease liabilities (b)	$1,310	$—

Capital lease assets (c)	$—	$2,097
Capital lease accumulated amortization (d)	$—	$(104)
Capital lease liabilities (b)	$—	$1,789

(a)	Recognized as a part of deferred costs and other assets, net on the condensed consolidated balance sheets.

(b)	Recognized as a part of other liabilities on the condensed consolidated balance sheets.

(c)	Recognized as a part of building and other improvements on the condensed consolidated balance sheets.

(d)	Recognized as a part of accumulated depreciation on the condensed consolidated balance sheets.
The following table reflects the Company's total lease cost, weighted-average lease terms and weighted-average discount rates for the three and nine months ended September 30, 2019:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Minimum operating lease payments (a)	$166	$506
Variable operating lease payments (a)	30	92
Short-term operating lease payments (a)	84	228
ROU amortization of finance leases (b)	34	104
Interest expense of finance leases (c)	15	46
Total lease cost	$329	$976

Weighted-average remaining lease term of operating leases		4.9 years
Weighted-average remaining lease term of finance leases		2.9 years
Weighted-average discount rate of operating leases		4.44%
Weighted-average discount rate of finance leases		3.50%

(a)	Recognized as a part of general and administrative expenses on the condensed consolidated statements of operations and comprehensive income.

(b)	Recognized as a part of depreciation and amortization on the condensed consolidated statements of operations and comprehensive income.

(c)	Recognized as a part of interest expense, net, on the condensed consolidated statements of operations and comprehensive income.
Future minimum lease obligations as of September 30, 2019, were as follows:

	Future Minimum Lease Payments
	Operating Leases	Finance Leases
Remaining 2019	$125	$150
2020	587	493
2021	471	480
2022	443	279
2023	455	21
Thereafter	470	—
Total expected minimum lease obligation	2,551	1,423
Less: Amount representing interest (a)	(261)	(113)
Present value of net minimum lease payments	$2,290	$1,310

(a)	Interest includes the amount necessary to reduce the total expected minimum lease obligations to present value calculated at the Company's incremental borrowing rate.

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
12. Subsequent Events
In preparing its condensed consolidated financial statements, the Company has evaluated events and transactions occurring after September 30, 2019, through the date the financial statements were issued for recognition and disclosure purposes.
On October 11, 2019, the Company disposed of Northwest Marketplace, a 185,000 square foot power center located in the Houston-The Woodlands-Sugar Land, TX MSA, for a gross disposition price of $29,500.

On November 1, 2019, the Company adopted a Second Amended and Restated Share Repurchase Program (the "SRP"), replacing the previously suspended Amended and Restated Share Repurchase Program. The SRP is effective as of December 1, 2019 and is available to all qualifying stockholders (those who have purchased shares from the Company or acquired their shares through one or more non-cash transactions). The Company will redeem the shares on a semi-annual basis, at a price equal to a 25% discount to the most recently announced net asset value per share, subject to sufficiently available funds and other limitations outlined in the SRP, including a prioritization of stockholder requests. On November 1, 2019, the Company also filed a post-effective amendment to its Registration Statement on Form S-3D (File No. 333-172862) in connection with certain amendments to, and the reinstitution of, the Company’s distribution reinvestment plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in these interim condensed consolidated financial statements for the quarter ended September 30, 2019 (the "Quarterly Report"), other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements about the Company's plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events; and they involve known and unknown risks that are difficult to predict. As a result, our actual financial results, performance, achievements, or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, forward-looking statements can be identified by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "guidance," "predict," "potential," "continue," "likely," "will," "would," "illustrative," and "should," and variations of these terms and similar expressions, or the negatives of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that we consider reasonable based on our knowledge and understanding of the business and industry, but that are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements.
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
The following discussion and analysis relates to the three and nine months ended September 30, 2019 and 2018 and as of September 30, 2019 and December 31, 2018. It should be read in conjunction with our condensed consolidated financial statements and the related notes included in this Quarterly Report. All dollar amounts in tables are stated in thousands, except per square foot metrics.
Executive Summary
InvenTrust Properties Corp. is a premier retail REIT that owns, leases, redevelops, acquires and manages open-air centers in key growth markets with favorable demographics. We seek to continue to execute our strategy to enhance our multi-tenant retail platform by acquiring the right centers in the right markets, driven by focused and disciplined capital allocation.
During the nine months ended September 30, 2019, we continued to execute on our strategy by exploring opportunities to dispose of retail properties not located in our core markets or where we believe the properties' values have been maximized. Our strategy is to redeploy the proceeds from these sales with a disciplined approach into strategic retail properties in our target markets. However, we face significant competition for attractive investment opportunities. As a result of this competition, the purchase prices for properties that we find attractive and suitable may be significantly elevated and may adversely impact our ability to redeploy the proceeds from property sales for reinvestment. In addition, our disposition activity could continue to cause us to experience dilution in financial operating performance during the period in which we dispose of properties.
In evaluating our financial condition and operating performance, management focuses on the following, which are discussed in further detail herein:

•
Property net operating income ("NOI"), which excludes general and administrative expenses, depreciation and amortization, provision for asset impairment, interest, dividend and other income, gains (losses) from sales of properties, gains (losses) on extinguishment of debt, interest expense, net, equity in earnings (losses) from unconsolidated entities and realized and unrealized investment losses;

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

Our platform
Our wholly-owned, consolidated and managed retail properties include grocery-anchored community and neighborhood centers and power centers, including those classified as necessity-based. As of September 30, 2019, we owned 68 retail properties with a gross leasable area ("GLA") of approximately 11.8 million square feet, which includes 11 retail properties with a GLA of approximately 2.6 million square feet owned through the Company's ownership interest in an unconsolidated joint venture, IAGM Retail Fund I, LLC ("IAGM"). The following table summarizes our multi-tenant retail platform as of September 30, 2019 and 2018.

	Total Platform		Wholly-Owned and Consolidated Retail Properties		IAGM Retail Properties
	2019	2018	2019	2018	2019	2018
No. of properties (a)	68	77	57	63	11	14
GLA (square feet)	11,832,570	13,463,452	9,259,678	10,488,389	2,572,892	2,975,063
Economic occupancy (b)	95.6%	93.7%	96.0%	94.0%	94.4%	92.0%
ABR per square foot (c)	$18.20	$17.19	$18.39	$17.20	$17.49	$17.15

(a)
As of September 30, 2019, the Company combined two neighborhood centers previously counted as separate properties into a single neighborhood center, resulting in a reduction to the IAGM property count.

(b)
Economic occupancy is defined as the percentage of total GLA for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupancy by that tenant of the area being leased. Actual use may be less than economic occupancy.

(c)
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

•
Community and neighborhood centers are generally open-air and designed for tenants that offer a wide array of merchandise and services, including groceries, soft goods and convenience-oriented offerings. Our community centers contain large anchor stores and a significant presence of national retail tenants. Our neighborhood centers are generally smaller open-air centers with a grocery store anchor and/or drugstore and other small service-type retailers.

•
Power centers are generally larger and consist of several anchors, such as discount department stores, off-price stores, specialty grocers and warehouse clubs. Typically, the number of specialty tenants is limited and most are national or regional in scope.

The following tables summarize our platform, by center type, as of September 30, 2019 and 2018.

Community and neighborhood centers
	Total Platform		Wholly-Owned and Consolidated Retail Properties		IAGM Retail Properties
	2019	2018	2019	2018	2019	2018
No. of properties	48	46	42	39	6	7
GLA (square feet)	6,302,459	5,435,120	4,813,393	4,169,462	1,489,066	1,265,658
Economic occupancy	95.3%	94.0%	95.4%	94.0%	95.2%	94.0%
ABR per square foot	$19.39	$19.15	$20.07	$19.30	$17.22	$18.65

Power centers
	Total Platform		Wholly-Owned and Consolidated Retail Properties		IAGM Retail Properties
	2019	2018	2019	2018	2019	2018
No. of properties	20	31	15	24	5	7
GLA (square feet)	5,530,111	8,028,332	4,446,285	6,318,927	1,083,826	1,709,405
Economic occupancy	96.0%	94.0%	96.6%	94.0%	93.3%	91.0%
ABR per square foot	$16.80	$15.82	$16.56	$15.79	$17.94	$15.92

Platform summary by same-property
The following tables summarize the GLA, economic occupancy and ABR per square foot of the properties included in our platform classified as same-property for the three and nine months ended September 30, 2019 and 2018. The properties classified as same-property were owned for the entirety of both three or nine month periods.

	Same-property results for the three months ended September 30, 2019 and 2018
	Total Platform		Wholly-Owned and Consolidated Retail Properties		IAGM Retail Properties
	2019	2018	2019	2018	2019	2018
No. of properties	60	60	49	49	11	11
GLA (square feet)	10,798,619	10,439,497	8,225,727	8,090,016	2,572,892	2,349,481
Economic occupancy	95.8%	94.6%	96.2%	94.9%	94.4%	93.2%
ABR per square foot	$17.87	$17.85	$17.98	$17.73	$17.49	$18.26

	Same-property results for the nine months ended September 30, 2019 and 2018
	Total Platform		Wholly-Owned and Consolidated Retail Properties		IAGM Retail Properties
	2019	2018	2019	2018	2019	2018
No. of properties	58	58	47	47	11	11
GLA (square feet)	10,548,655	10,189,526	7,975,763	7,840,045	2,572,892	2,349,481
Economic occupancy	95.8%	94.5%	96.2%	94.9%	94.4%	93.2%
ABR per square foot	$17.48	$17.46	$17.47	$17.23	$17.49	$18.26
Market summary
The following table represents the geographical diversity of our platform as of September 30, 2019.

State	Region	No. of Properties	GLA (square feet)	% of Total GLA
Texas	Southwest	28	5,402,007	45.7%
Florida	South Atlantic	10	1,981,742	16.7%
North Carolina	South Atlantic	8	1,580,688	13.4%
California	West	7	1,050,559	8.9%
Georgia	South Atlantic	9	995,538	8.4%
Colorado	West	3	461,777	3.9%
Maryland	East	2	183,348	1.5%
Virginia	South Atlantic	1	176,911	1.5%
		68	11,832,570	100.0%

Leasing activity
The following table represents the lease expirations of our economic occupied multi-tenant retail platform as of September 30, 2019.

Lease Expiration Year	No. of Expiring Leases	GLA of Expiring Leases	ABR of Expiring Leases	Percent of Total GLA	Percent of Total ABR	Expiring ABR per sq. ft.
2019	27	49,431	$1,385	0.4%	0.7%	$28.02
2020	193	738,365	15,291	6.5%	7.6%	20.71
2021	231	1,210,125	22,627	10.7%	11.2%	18.70
2022	240	1,490,014	27,968	13.2%	13.6%	18.77
2023	215	1,228,487	22,585	10.9%	11.2%	18.38
2024	200	1,669,425	27,928	14.7%	13.8%	16.73
2025	90	929,437	14,003	8.2%	6.9%	15.07
2026	80	368,000	9,218	3.3%	4.6%	25.05
2027	107	870,197	18,542	7.7%	9.2%	21.31
2028	84	509,070	11,243	4.5%	5.6%	22.09
Thereafter	146	1,930,177	30,565	17.1%	15.1%	15.84
Other (a)	237	316,430	1,091	2.8%	0.5%	3.45
	1,850	11,309,158	$202,446	100.0%	100.0%	$17.90

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
For the three and nine months ended September 30, 2019, we have not experienced any tenant bankruptcies or receivable write-offs that materially impacted our results of operations. Our retail business is neither highly dependent on specific retailers nor subject to lease roll-over concentration. We believe this minimizes risk to our multi-tenant retail platform from significant revenue variances over time.

The following table summarizes the leasing activity for leases that were executed during the nine months ended September 30, 2019, compared with expiring or expired leases for the same or previous tenant for renewals and the same unit for new leases at the 68 retail properties in our multi-tenant retail platform. We had GLA totaling 1,307,607 square feet expiring during the nine months ended September 30, 2019, of which 988,599 square feet was re-leased. This achieved a retention rate of approximately 76.0%.

	No. of Leases Executed as of Sept. 30, 2019	GLA SF	New Contractual Rent ($PSF) (b)	Prior Contractual Rent ($PSF) (b)	% Change over Prior Contract Rent (b)	Weighted- Average Lease Term (Years)	Tenant Improve-ment Allowance ($PSF)	Lease Commissions ($PSF)
All Tenants
Comparable Renewal Leases (a)	100	614,079	$17.67	$16.86	4.8%	5.3	$1.24	$0.04
Comparable New Leases (a)	27	50,884	$33.71	$31.37	7.5%	8.1	$18.69	$11.65
Non-Comparable Renewal and New Leases	58	186,771	$25.12	N/A	N/A	7.9	$18.11	$7.80
Total	185	851,734	$18.90	$17.97	5.2%	6.1	$5.98	$2.43

Anchor Tenants (leases over 10,000 square feet)
Comparable Renewal Leases (a)	14	406,868	$11.57	$11.11	4.1%	5.3	$0.98	$—
Non-Comparable Renewal and New Leases	2	36,532	$8.00	N/A	N/A	6.7	$—	$1.77
Total	16	443,400	$11.57	$11.11	4.1%	5.4	$0.90	$0.15

Non-anchor Tenants (leases under 10,000 square feet)
Comparable Renewal Leases (a)	86	207,211	$29.65	$28.14	5.4%	5.3	$1.73	$0.11
Comparable New Leases (a)	27	50,884	$33.71	$31.37	7.5%	8.1	$18.69	$11.65
Non-Comparable Renewal and New Leases	56	150,239	$27.57	N/A	N/A	8.2	$22.51	$9.26
Total	169	408,334	$30.45	$28.77	5.8%	6.7	$11.49	$4.91

(a)
Comparable leases are leases that meet all of the following criteria: terms greater than one year, unit was vacant one year or less prior to occupancy, square footage of unit remains unchanged or within 10% of prior unit square footage, and has a rent structure consistent with the previous tenant.

(b)	Non-comparable leases are not included in totals.

Highlights for the Three Months Ended September 30, 2019
During the three months ended September 30, 2019, we continued to execute our strategy to enhance our platform with the acquisition of retail properties in our core markets and by exploring opportunities to dispose of retail properties not located in our core markets or where we believe the properties' values have been maximized.
Retail property acquisitions

Acquisition Date	Property	Metropolitan Statistical Area ("MSA")(a)	Center Type	Gross Acquisition Price	Square Feet
July 11, 2019	Southern Palm Crossing (b)	Miami-Fort Lauderdale-West Palm Beach, FL	Power center	$96,750	346,200
September 9, 2019	Travilah Square	Washington-Arlington-Alexandria, DC-VA-MD-WV	Neighborhood center	52,272	58,300
September 13, 2019	Eldorado Marketplace	Dallas-Fort Worth-Arlington, TX	Community center	70,850	189,500
September 27, 2019	Garden Village Bank Pad (c)	Los Angeles-Long Beach-Anaheim, CA	Neighborhood center	3,250	3,900
				$223,122	597,900

(a)	As defined by the United States Office of Management and Budget.

(b)
This acquisition was made through a consolidated VIE and was used to facilitate reverse like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended ("Reverse 1031 Exchanges"). During the third quarter of 2019, the title of Southern Palm Crossing transferred to the Company through the completion of an exchange with the dispositions of West Creek and Boynton Commons.

(c)	An adjacent outparcel to an existing property was acquired.
Retail property dispositions

Disposition Date	Property	MSA	Center Type	Gross Disposition Price	Square Feet
August 15, 2019	Promenade Fultondale	Birmingham-Hoover, AL	Power center	$23,200	207,600
August 21, 2019	Crossroads at Chesapeake Square and Chesapeake Commons	Virginia Beach-Norfolk-Newport News, VA-NC	Power center	23,100	198,700
September 10, 2019	West Creek	Austin-Round Rock-Georgetown, TX	Neighborhood center	18,700	53,300
September 13, 2019	Boynton Commons	Miami-Fort Lauderdale-Pompano Beach, FL	Power center	50,000	210,300
September 25, 2019	Quebec Square	Denver-Aurora-Lakewood, CO	Power center	42,250	207,600
				$157,250	877,500
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
We have a coordinated program designed to increase rental income by maximizing re-development opportunities (which may have a mixed-use component) and identifying locations in our current multi-tenant retail platform where we can add GLA. We continue to work with our tenants to expand leaseable square footage at select retail properties where demand warrants. In addition, because our properties are both retail centers and community focal points, we are able to identify short-term and specialty leasing opportunities that generate revenue from areas of the properties that are typically vacant.
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
In addition, our leasing staff continues to focus on leasing space at our retail properties at favorable rental rates while establishing a more favorable tenant mix and identifying complementary uses to maximize tenant performance. We believe our strong locations have allowed, and will continue to allow, us to backfill the vacancies created by underperforming tenants.
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

Results of Operations
Comparison of results for the three and nine months ended September 30, 2019 and 2018
The following section describes and compares our consolidated results of operations for the three and nine months ended September 30, 2019 and 2018. We generate substantially all of our net income from property operations. All dollar amounts shown in the following tables are stated in thousands unless otherwise noted.

	Three months ended September 30			Nine months ended September 30
	2019	2018	Increase (Decrease)	2019	2018	Increase (Decrease)
Income
Lease income, net	$56,768	$58,766	$(1,998)	$167,312	$181,139	$(13,827)
Other property income	333	363	(30)	1,605	1,314	291
Other fee income	1,068	965	103	2,833	2,965	(132)
Total income	58,169	60,094	(1,925)	171,750	185,418	(13,668)

Operating expenses
Depreciation and amortization	24,253	29,684	(5,431)	71,807	77,768	(5,961)
Property operating expenses	8,460	8,216	244	22,969	25,864	(2,895)
Real estate taxes	9,000	8,712	288	27,009	27,742	(733)
General and administrative expenses	8,379	9,628	(1,249)	25,788	26,617	(829)
Total operating expenses	50,092	56,240	(6,148)	147,573	157,991	(10,418)

Other income (expense)
Interest, dividend and other income	124	361	(237)	1,434	2,004	(570)
Interest expense, net	(6,077)	(5,954)	123	(17,182)	(19,047)	(1,865)
(Loss) gain on extinguishment of debt, net	(2,092)	(4)	(2,088)	(2,901)	10,693	(13,594)
Provision for asset impairment	(2,359)	(2,713)	354	(2,359)	(3,510)	1,151
Gain on sale and transfer of investment properties, net	26,781	13,476	13,305	32,443	51,741	(19,298)
Equity in earnings (losses) of unconsolidated entities	572	(43)	615	(48)	(2,795)	2,747
Realized and unrealized investment gains	—	13	(13)	—	236	(236)
Total other income	16,949	5,136	12,059	11,387	39,322	(31,665)

Income before income taxes	25,026	8,990	16,036	35,564	66,749	(31,185)
Income tax expense	(100)	(43)	(57)	(359)	(407)	48
Net income from continuing operations	24,926	8,947	15,979	35,205	66,342	(31,137)
Net loss from discontinued operations	—	—	—	(25,500)	—	(25,500)
Net income	$24,926	$8,947	$15,979	$9,705	$66,342	$(56,637)
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
Lease income, net, for the three months ended September 30, 2019, decreased by $2.0 million when compared to the same period in 2018, primarily as a result of $8.9 million of reductions relating to the disposition of 21 retail properties and transfer of two retail properties since January 1, 2018. These reductions were partially offset by increases of $5.5 million relating to the acquisition of eight retail properties since September 30, 2018, and $1.4 million from the remaining portfolio, of which $1.0 million is attributed to increases in base rent.

Lease income, net, for the nine months ended September 30, 2019, decreased by $13.8 million when compared to the same period in 2018, primarily as a result of $30.5 million of reductions relating to the disposition of 21 retail properties and transfer of two retail properties since January 1, 2018. These reductions were partially offset by increases of $13.9 million relating to the acquisition of ten retail properties since January 1, 2018, and $2.8 million from the remaining portfolio, of which $2.6 million is attributed to increases in base rent.
Depreciation and amortization
Depreciation and amortization for the three months ended September 30, 2019 decreased by $5.4 million when compared to the same period in 2018 primarily as a result of $5.9 million of accelerated depreciation at one property under re-development during the three months ended September 30, 2018.
Depreciation and amortization for the nine months ended September 30, 2019 decreased by $6.0 million when compared to the same period in 2018 primarily as a result of $6.0 million of accelerated depreciation at one property under re-development during the nine months ended September 30, 2018.
Property operating expenses
Property operating expenses consist of recurring repair and maintenance, utilities, and insurance (most of which are recoverable from the tenants).
Property operating expenses for the nine months ended September 30, 2019 decreased by $2.9 million when compared to the same period in 2018 primarily as a result of $4.7 million of reductions relating to the disposition of 21 retail properties and transfer of two retail properties since January 1, 2018. These reductions were partially offset by increases of $1.8 million relating to the acquisition of ten retail properties since January 1, 2018.
Real estate taxes
Real estate taxes for the nine months ended September 30, 2019 decreased by $0.7 million when compared to the same period in 2018 primarily as a result of $3.5 million of reductions relating to the disposition of 21 retail properties and transfer of two retail properties since January 1, 2018. These reductions were partially offset by increases of $2.2 million relating to the acquisition of ten retail properties since January 1, 2018 and $0.6 million from the remaining portfolio.
General and administrative expenses
General and administrative expenses for the three and nine months ended September 30, 2019 decreased by $1.2 million and $0.8 million, respectively, when compared to the same periods in 2018, primarily as a result of the Company's smaller and more focused operating platform and a continued focus on managing general and administrative expenses.
Interest expense, net
Interest expense, net, consists of interest incurred on mortgages payable and our corporate credit facilities, interest incurred on other financing instruments, and amortization of loan fees.
Interest expense, net, for the three months ended September 30, 2019 is in line with the same period in 2018.
Interest expense, net, for the nine months ended September 30, 2019 decreased by $1.9 million when compared to the same period in 2018 primarily as a result of a reduction of $1.8 million in interest expense from the disposition of six retail properties since January 1, 2018, $0.7 million from the surrender of two retail properties to the lenders in satisfaction of non-recourse debt in 2018, and $1.6 million related to properties classified as same-property. Of the decrease in same-property interest expense, $1.2 million is attributed to the pay-off of a mortgage at one same-property in 2018. These decreases were offset by an increase of $2.2 million in interest expense on the corporate term loan due to a higher outstanding balance subsequent to September 30, 2018.
(Loss) gain on extinguishment of debt, net
During the three months ended September 30, 2019, the Company recognized a loss on extinguishment of debt of $2.1 million related to the loan pay-off on one retail property, comprising a $1.9 million prepayment penalty and $0.2 million of loan fee write-offs. During the nine months ended September 30, 2019, the Company recognized a loss on extinguishment of debt of $2.9 million related to the loan pay-off on two retail properties, comprising a $2.7 million prepayment penalty and $0.2 million of loan fee write-offs. These properties were sold during the nine months ended September 30, 2019.

During the nine months ended September 30, 2018, the Company recognized a gain on extinguishment of debt of $12.5 million related to the surrender of two retail properties. In addition, the Company recognized a loss on extinguishment of debt of $1.8 million related to the loan payoffs on three retail properties primarily related to $1.6 million in prepayment penalties.
Provision for asset impairment
During the three and nine months ended September 30, 2019 the Company identified one retail property that had a reduction in its expected hold period. As a result, the Company recorded a provision for asset impairment of $2.4 million on one retail property as a result of the fair value (based on the agreed upon price) in the purchase contract being lower than the property's carrying value.
During the three months ended September 30, 2018, the Company identified two retail properties that had reductions in their expected hold periods. As a result, the Company recorded a provision for asset impairment of $2.7 million as a result of the fair value (based on the agreed upon price) in the purchase contracts being lower than the properties' carrying values during the three months ended September 30, 2018.
During the nine months ended September 30, 2018, the Company identified three retail properties that had reductions in their expected hold periods. As a result, the Company recorded an additional provision for asset impairment of $0.8 million on the disposal of one retail property that had an asset impairment previously recorded, and recorded a provision for asset impairment of $2.7 million on two retail properties as a result of the fair value (based on the agreed upon price) in the purchase contracts being lower than the properties' carrying values during the nine months ended September 30, 2018.
Gain on sale and transfer of investment properties, net
During the three and nine months ended September 30, 2019, the Company recognized a gain of $26.8 million and $32.4 million, respectively, on the sale of five and seven retail properties, respectively.
During the three months ended September 30, 2018, the Company recognized a gain of $13.5 million related to the sale of one retail property. During the nine months ended September 30, 2018, the Company recognized a gain of $49.7 million related to the sale of eight retail properties, a gain on transfer of assets, net, of $1.8 million related to the surrender of two retail properties to the lender in satisfaction of non-recourse debt, and a gain on sale of $0.2 million related to the completion of a partial condemnation at one retail property.
Equity in earnings (losses) of unconsolidated entities
Equity in losses of unconsolidated entities for the three and nine months ended September 30, 2019 increased by $0.6 million and $2.7 million, respectively, when compared to the same periods in 2018, primarily as a result of lower net income recognized from IAGM in 2018. IAGM's decrease in net income for the three months ended September 30, 2018 was primarily a result of the recognition of an additional provision for asset impairment of $1.4 million on one retail property. IAGM's decrease in net income for the nine months ended September 30, 2018 was primarily the result of a loss on sale of $3.9 million and the recognition of a provision for asset impairment of $3.7 million on three retail properties during the nine months ended September 30, 2018. Additionally, during the nine months ended September 30, 2019, IAGM recognized asset impairment of $1.4 million on one retail property.
Net loss from discontinued operations
During the nine months ended September 30, 2019, the Company recognized $25.5 million relating to indemnity claims from the sale of its student housing business, which was sold in June 2016.
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

Comparison of same-property results for the three and nine months ended September 30, 2019 and 2018
A total of 49 and 47 wholly-owned retail properties met our same-property criteria for the three and nine months ended September 30, 2019 and 2018, respectively. Modified NOI from other investment properties in the table below for the three and nine months ended September 30, 2019 and 2018 includes retail properties that did not meet our same-property criteria. The following table represents the reconciliation of net income, the most directly comparable GAAP measure, to modified NOI and same-property modified NOI for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
Net income	$24,926	$8,947	$9,705	$66,342
Adjustments to reconcile to non-GAAP metrics:
Net loss from discontinued operations	—	—	25,500	—
Income tax expense	100	43	359	407
Realized and unrealized investment gains	—	(13)	—	(236)
Equity in earnings (losses) of unconsolidated entities	(572)	43	48	2,795
Interest expense, net	6,077	5,954	17,182	19,047
Loss (gain) on extinguishment of debt	2,092	4	2,901	(10,693)
Gain on sale and transfer of investment properties, net	(26,781)	(13,476)	(32,443)	(51,741)
Interest, dividend and other income	(124)	(361)	(1,434)	(2,004)
Provision for asset impairment	2,359	2,713	2,359	3,510
Depreciation and amortization	24,253	29,684	71,807	77,768
General and administrative expenses	8,379	9,628	25,788	26,617
Other fee income	(1,068)	(965)	(2,833)	(2,965)
Adjustments to modified NOI (a)	(2,759)	(3,032)	(8,292)	(8,083)
Modified NOI	36,882	39,169	110,647	120,764
Modified NOI from other investment properties	(4,615)	(7,954)	(19,387)	(32,897)
Same-property modified NOI	$32,267	$31,215	$91,260	$87,867

(a)	Adjustments to modified NOI include termination fee income and GAAP rent adjustments (such as straight-line rent, above/below-market lease amortization, and amortization of lease incentives).
Comparison of the components of same-property modified NOI for the three and nine months ended September 30, 2019 and 2018.

	Three months ended September 30				Nine months ended September 30
	2019	2018	Change	Var.	2019	2018	Change	Var.
Lease income, net	$46,041	$44,019	$2,022	4.6%	$130,487	$126,870	$3,617	2.9%
Other property income	318	351	(33)	(9.4)%	1,522	1,199	323	26.9%
	46,359	44,370	1,989	4.5%	132,009	128,069	3,940	3.1%
Property operating expenses	6,874	6,185	689	11.1%	18,537	18,571	(34)	(0.2)%
Real estate taxes	7,218	6,970	248	3.6%	22,212	21,631	581	2.7%
	14,092	13,155	937	7.1%	40,749	40,202	547	1.4%
Same-property modified NOI	$32,267	$31,215	$1,052	3.4%	$91,260	$87,867	$3,393	3.9%
Same-property modified NOI increased by $1.1 million, or 3.4%, when comparing the three months ended September 30, 2019 to the same period in 2018. Approximately $0.6 million of this increase in modified NOI is attributed to base rent increases resulting from the Company leasing previously unoccupied space and achieving more favorable terms with tenants. The remaining increase is the result of $0.4 million increase in net recoveries and was offset by an increase of $0.4 million in nonrecoverable expenses. Included in the $1.1 million increase is $0.3 million related to the strategic acquisition of an adjacent portion of an existing shopping center that expanded GLA at a property classified as same-property.
Same-property modified NOI increased by $3.4 million, or 3.9%, when comparing the nine months ended September 30, 2019, to the same period in 2018. Approximately $1.3 million of this increase in modified NOI is attributed to base rent increases resulting from the Company leasing previously unoccupied space and achieving more favorable terms with tenants. The remaining increase is the result of $0.8 million increase in net recoveries, an increase in other property income of $0.5 million, and was offset by an increase of $0.5 million in nonrecoverable expenses. Included in the $3.4 million increase is $0.9 million related to the strategic acquisition of an adjacent portion of an existing shopping center that expanded GLA at a property classified as same-property.

Funds From Operations Attributable to Common Stockholders
The National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as Funds From Operations ("FFO"). Our FFO, based on the NAREIT definition, is net income (loss) in accordance with GAAP excluding gains (or losses) resulting from dispositions of properties, plus depreciation and amortization and impairment charges on depreciable real property, after adjustments for unconsolidated partnerships and joint ventures in which we hold an interest. We have adopted the NAREIT definition in our calculation of FFO Applicable to Common Shares because management considers FFO a widely accepted and appropriate non-GAAP measure of performance for REITs.
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
We believe FFO Applicable to Common Shares provides a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, acquisition and development activities, and financing costs. This provides a perspective of our financial performance that is not immediately apparent from net income determined in accordance with GAAP. We believe that Modified FFO extends that perspective and is helpful in assisting management and investors in assessing the sustainability of operating performance in future periods by excluding items that may cause short-term fluctuations in net income but have no impact on cash flows.
FFO and Modified FFO are neither intended to be a substitute to "net income" nor a substitute for "cash flows from operating activities" as determined by GAAP. Other REITs may use alternative methodologies for calculating similarly titled measures, which may not be comparable to the Company's calculation of FFO Applicable to Common Shares or Modified FFO Applicable to Common Shares.

NAREIT FFO Applicable to Common Shares and Modified FFO Applicable to Common Shares is calculated as follows:

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
Net income	$24,926	$8,947	$9,705	$66,342
Depreciation and amortization related to investment properties	23,524	28,899	69,412	74,707
Our share of depreciation and amortization recognized in equity in earnings (losses) of unconsolidated entities	2,571	2,818	8,594	9,021
Provision for asset impairment	2,359	2,713	2,359	3,510
Our share of provision for asset impairment recognized in equity in earnings (losses) of unconsolidated entities	—	773	794	2,020
Gain on sale and transfer of investment properties, net	(26,781)	(13,476)	(32,443)	(51,741)
Our share of losses from property dispositions recognized in equity in earnings (losses) of unconsolidated entities	—	—	307	2,148
FFO Applicable to Common Shares	$26,599	$30,674	$58,728	$106,007
Realized and unrealized investment gains	—	(13)	—	(236)
Loss (gain) on extinguishment of debt, net	2,092	4	2,901	(10,693)
Amortization of mark to market debt, (premium) and discount, net	(50)	(50)	(151)	(151)
Amortization of above and (below)-market leases and inducements, net	(1,629)	(1,104)	(4,546)	(3,852)
Amortization of operating lease ROU assets	136	—	407	—
Depreciation and amortization of corporate assets	729	785	2,395	3,061
Straight-line rent adjustment, net	(1,036)	(994)	(2,823)	(3,237)
Our share of straight-line rent adjustment, net, recognized in equity in earnings (losses) of unconsolidated entities	(47)	(127)	(52)	(427)
Stock-based compensation expense, net	1,289	1,103	3,454	3,187
Provision for indemnification claims in discontinued operations	—	—	25,500	—
Modified FFO Applicable to Common Shares	$28,083	$30,278	$85,813	$93,659
Liquidity and Capital Resources
Capital Expenditures and Re-development Activity
The following table summarizes capital resources used through development, re-development and leasing activities at the Company’s retail properties owned during the three and nine months ended September 30, 2019. These costs are classified as cash used in capital expenditures and tenant improvements on the condensed consolidated statements of cash flows for the nine months ended September 30, 2019.

	Development		Re-development		Leasing		Total
Direct costs	$3,647	(a)	$9,807	(a)	$4,920	(c)	$18,374
Indirect costs	948	(b)	1,197	(b)	—		2,145
Total	$4,595		$11,004		$4,920		$20,519

(a)	Direct development and re-development costs relate to construction of buildings at our retail properties.

(b)	Indirect development and re-development costs relate to the capitalized interest, real estate taxes, insurance, and payroll attributed to improvements at our retail properties.

(c)	Direct leasing costs relate to improvements to a tenant space that are either paid directly or reimbursed to the tenants.
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
Distributions
During the nine months ended September 30, 2019, we declared cash distributions to our stockholders totaling $40.2 million and paid cash distributions of $39.8 million. As we execute on our retail strategy, the Board has evaluated and expects to continue to evaluate our distribution rate on a periodic basis. See "Current Strategy and Outlook" for more information regarding our retail strategy.

Borrowings
Mortgages Payable, Maturities
The following table shows the scheduled maturities for the Company's mortgages payable as of September 30, 2019, for the remainder of 2019, each of the next four years, and thereafter.

	Maturities during the year ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Mortgages payable	$—	$41,000	$—	$50,034	$41,138	$44,330	$176,502
Credit Agreements, Maturities
The following table shows the Company's outstanding borrowings under its unsecured term loans as of September 30, 2019:

	Principal Balance	Interest Rate	Maturity Date
$250.0 million 5 year - swapped to fixed rate	$90,000	2.5510% (a)	December 21, 2023
$250.0 million 5 year - swapped to fixed rate	60,000	2.5525% (a)	December 21, 2023
$250.0 million 5 year - variable-rate	50,000	3.3003% (b)	December 21, 2023
$250.0 million 5 year - variable-rate	50,000	3.3003% (b)	December 21, 2023
$150.0 million 5.5 year - variable-rate	100,000	3.3003% (b)	June 21, 2024
$150.0 million 5.5 year - variable-rate	50,000	3.3003% (b)	June 21, 2024
Total unsecured term loans	$400,000

(a)
The Company swapped $90,000 (notional amount of $90,000) and $60,000 (notional amount of $60,000) of variable-rate debt at an interest rate of 1-Month LIBOR plus 1.20% to a fixed rate of 2.5510% and 2.5525%, respectively. The swaps have an effective date of December 10, 2015, and a termination date of December 1, 2019. As a result, all net deferred amounts in accumulated comprehensive income related to these swaps will be reclassified into earnings during 2019.

(b)	Interest rate reflects 1-Month LIBOR plus 1.20% effective September 3, 2019.
Summary of Cash Flows

	Nine months ended September 30		Change
	2019	2018
Cash provided by operating activities	$86,189	$101,691	$(15,502)
Cash (used in) provided by investing activities	(199,652)	71,402	(271,054)
Cash used in financing activities	(32,573)	(159,585)	127,012
(Decrease) increase in cash, cash equivalents, and restricted cash	(146,036)	13,508	(159,544)
Cash, cash equivalents, and restricted cash at beginning of period	264,853	171,878	92,975
Cash, cash equivalents, and restricted cash at end of period	$118,817	$185,386	$(66,569)
Operating Activities
Cash provided by operating activities of $86.2 million and $101.7 million for the nine months ended September 30, 2019 and 2018, respectively, was generated primarily from property income and distributions from unconsolidated entities. Cash provided by operating activities decreased $15.5 million when comparing the nine months ended September 30, 2019 with the same period in 2018 primarily as a result of general fluctuations in working capital and the disposition of 21 retail properties and transfer of two retail properties since January 1, 2018, which was partially offset by the acquisition of ten retail properties since January 1, 2018.
Investing Activities
Cash used in investing activities of $199.7 million for the nine months ended September 30, 2019, was primarily attributed to cash used in the acquisition of seven investment properties, one building, and two single tenant properties of $359.1 million, cash used for capital expenditures and tenant improvements of $14.9 million, investment in development projects of $5.7 million, lease commissions and other leasing costs of $3.9 million, and cash used to settle the UHC claims for $30.0 million as described in "Note 11. Commitments and Contingencies" of the condensed consolidated financial statements. These were partially offset by the proceeds from sale of seven retail properties of $183.6 million, proceeds from sale of an unconsolidated entity of $30.0 million, and $0.3 million net cash inflow from other investing activities.

Cash provided by investing activities of $71.4 million for the nine months ended September 30, 2018, was primarily a result of proceeds from the sale and transfer of ten retail properties of $254.4 million and proceeds from the sale of marketable securities of $3.6 million. These proceeds were partially offset by cash used for acquisitions of $158.7 million, capital expenditures and tenant improvements of $17.6 million, lease commissions and other leasing costs of $5.4 million, investment in development projects of $2.0 million, contributions to unconsolidated entities of $2.7 million, and $0.2 million net cash outflow from other investing activities.
Financing Activities
Cash used in financing activities of $32.6 million for the nine months ended September 30, 2019, was primarily attributed to cash used to pay distributions of $39.8 million, pay-off of debt of $106.0 million, debt prepayment penalties of $2.7 million, principal payments of debt of $1.4 million, payment of finance lease liabilities of $0.3 million, and $0.4 million net cash outflow from other financing activities. These were partially offset by proceeds from debt of $118.0 million.
Cash used in financing activities of $159.6 million for the nine months ended September 30, 2018, was primarily attributed to cash used to repurchase shares of $98.7 million, pay distributions of $41.2 million, pay-off of debt of $68.1 million, debt prepayment penalties of $1.6 million, principal payments of mortgage debt of $1.4 million, and $0.6 million net cash outflow from other financing activities. These were partially offset by proceeds from debt of $52.0 million.
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
Contractual Obligations
We have obligations related to our mortgage loans, unsecured term loans, and revolving credit facility as described in "Note 7. Debt" in the condensed consolidated financial statements. The unconsolidated entities in which we have an investment have third-party mortgage debt of $258.8 million as of September 30, 2019, as described in "Note 6. Investment in Consolidated and Unconsolidated Entities" in the condensed consolidated financial statements. It is anticipated that our unconsolidated entities will be able to repay or refinance all of their debt on a timely basis.
The following table presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations and lease agreements. It excludes third-party debt associated with our unconsolidated entities and debt premiums and discounts that are not future cash obligations as of September 30, 2019.

	Payments due by year ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt:
Fixed rate debt, principal (a)	$—	$41,000	$—	$50,034	$191,138	$44,330	$326,502
Variable-rate debt, principal	—	—	—	—	100,000	150,000	250,000
Interest	5,148	17,186	15,826	14,214	12,469	4,421	69,264
Total long-term debt	5,148	58,186	15,826	64,248	303,607	198,751	645,766
Operating lease obligations (b)	125	587	471	443	455	470	2,551
Finance lease obligations (c)	150	493	480	279	21	—	1,423
Grand total	$5,423	$59,266	$16,777	$64,970	$304,083	$199,221	$649,740

(a)	Includes $150.0 million of variable-rate unsecured term loans that have been swapped to a fixed rate as of September 30, 2019.

(b)	Includes leases on corporate office spaces used in our business.

(c)	Includes contracts for property improvements that have been deemed to contain finance leases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions.
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of September 30, 2019, our debt included outstanding variable-rate term loans of $400.0 million, of which $150.0 million have been swapped to a fixed rate. If market rates of interest on all variable-rate debt as of September 30, 2019 permanently increased and decreased by 1%, the annual increase and decrease in interest expense on the variable-rate debt and future earnings and cash flows would be approximately $2.5 million.
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
We may use financial instruments to hedge exposures to changes in interest rates on loans. To the extent we do, we are exposed to credit risk and market risk. Credit risk is the risk of failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates a credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not pose credit risk. We seek to minimize the credit risk in derivative instruments by entering into transactions with what we believe are high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument resulting from a change in interest rates.
In July 2017, the Financial Conduct Authority ("FCA"), which regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("AARC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that best represents the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. The ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as they relate to derivatives and cash markets exposed to USD-LIBOR. The Company is not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change.
Our unsecured line of credit, term loans, and interest rate swaps are indexed to USD-LIBOR. However, as our amended and restated line of credit and term loan agreements and interest rate swap agreements have provisions that allow for a transition to a new alternative rate, we believe that the transition from USD-LIBOR to SOFR will not have a material impact on our condensed consolidated financial statements.
The following table summarizes the Company's two effective interest rate swaps as of September 30, 2019:

Variable-Rate Debt Swapped to Fixed Rate	Effective Date	Termination Date	Bank Pays Variable Rate of	InvenTrust Pays Fixed Rate of	Notional Amount as of September 30, 2019	Fair Value as of
						September 30, 2019	December 31, 2018
5 year - fixed portion	12/10/2015	12/1/2019	1-Month LIBOR	1.3510%	$90,000	$98	$983
5 year - fixed portion	12/10/2015	12/1/2019	1-Month LIBOR	1.3525%	60,000	63	654
Total 5 year, fixed portion					$150,000	$161	$1,637
The gains or losses resulting from marking-to-market our derivatives each reporting period are recognized as an increase or decrease in comprehensive income on our condensed consolidated statements of operations and comprehensive income.

During the three months ended September 30, 2019, the Company entered into four interest rate swap agreements which will effectively replace the two interest rate swaps terminating on December 1, 2019. Of these four interest rate swaps, two have a notional amount of $100,000, an effective date of December 2, 2019, a termination date of December 21, 2023, and achieve a fixed interest rate of 2.68%. The remaining two interest rate swaps each have a notional amount of $50,000, an effective date of December 2, 2019, a termination date of June 21, 2024, and achieve fixed interest rates of 2.69% and 2.70%.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, including our principal executive officer and our principal financial officer, evaluated, as of September 30, 2019, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures, as of September 30, 2019, were effective at a reasonable assurance level for the purpose of ensuring that the information we are required to disclose in this Quarterly Report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act; and is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended September 30, 2019, that materially affected our internal control over financial reporting or are reasonably likely to materially affect it.
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

2.1
Master Modification Agreement, dated as of March 12, 2014, by and among Inland American Real Estate Trust, Inc., Inland American Business Manager & Advisor, Inc., Inland American Lodging Corporation, Inland American Holdco Management LLC, Inland American Retail Management LLC, Inland American Office Management LLC, Inland American Industrial Management LLC and Eagle I Financial Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on March 13, 2014)

2.2
Asset Acquisition Agreement, dated as of March 12, 2014, by and among Inland American Real Estate Trust, Inc., Inland American Holdco Management LLC, Inland American Retail Management LLC, Inland American Office Management LLC, Inland American Industrial Management LLC and Eagle I Financial Corp. (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on March 13, 2014)

2.3
Separation and Distribution Agreement by and between Inland American Real Estate Trust, Inc. and Xenia Hotels & Resorts, Inc., dated as of January 20, 2015 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on January 23, 2015)

2.4
Separation and Distribution Agreement by and between InvenTrust Properties Corp. and Highlands REIT, Inc., dated as of April 14, 2016 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on April 14, 2016)

2.5
Stock Purchase Agreement by and among InvenTrust Properties Corp., University House Communities Group, Inc. and UHC Acquisition Sub LLC, dated as of January 3, 2016 (incorporated by reference to Exhibit 2.1 to the Registrant's Form 10-Q, as filed by the Registrant on May 10, 2016)

2.6
Amendment No. 1 to Stock Purchase Agreement, dated as of May 30, 2016, by and among InvenTrust Properties Corp., University House Communities Group, Inc. and UHC Acquisition Sub LLC (incorporated by reference to Exhibit 2.2 to the Registrant's Form 8-K, as filed by the Registrant on June 27, 2016)

2.7
Amendment No. 2 to Stock Purchase Agreement, dated as of June 20, 2016, by and among InvenTrust Properties Corp., University House Communities Group, Inc. and UHC Acquisition Sub LLC (incorporated by reference to Exhibit 2.3 to the Registrant's Form 8-K, as filed by the Registrant on June 27, 2016)

3.1
Seventh Articles of Amendment and Restatement of InvenTrust Properties Corp., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on May 14, 2015)

3.2
Second Amended and Restated Bylaws of the Company, dated as of November 9, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, as filed by the Registrant on November 9, 2017)

10.1
Employment Offer Letter, dated as of June 20, 2019, by and between InvenTrust Properties Corp. and Daniel J. Busch (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, as filed by the Registrant on August 8, 2019)

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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed with the SEC on November 7, 2019, is formatted in Extensible Business Reporting Language ("XBRL"): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).

* Filed as part of this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InvenTrust Properties Corp.

Date:	November 7, 2019
By:	/s/ Thomas P. McGuinness

Name:	Thomas P. McGuinness
Title:	President and Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2019
By:	/s/ Daniel J. Busch

Name:	Daniel J. Busch
Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)