Form 10-K
period 2019-12-31
InvenTrust Properties Corp.
filed 2020-02-21
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no established market for the registrant’s shares of common stock. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 28, 2019 (the last business day of the registrant's most recently completed second quarter) was approximately $2,288,189,476, based on the estimated per share value of $3.14, as established by the registrant as of May 1, 2019.
As of January 31, 2020, there were 720,829,133 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive "Proxy Statement" for its annual stockholders' meeting expected to be held on May 7, 2020, are incorporated by reference in Part III of this Form 10-K.

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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report. Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties and factors set forth under "Part I, Item 1A. - Risk Factors" and "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, ("MD&A")" and the risks and uncertainties related to the following:

•
market, political and economic volatility experienced by the United States ("U.S.") economy or real estate industry as a whole, and the regional and local political and economic conditions in the markets in which our retail properties are located;

•	our ability to execute on potential strategic transactions intended to enhance stockholder value and provide investment liquidity to stockholders;

•	our ability to identify, execute and complete disposition opportunities and at expected valuations;

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
These factors are not necessarily all of the important factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by any of our forward-looking statements. Other unknown or unpredictable factors could also harm our business, financial condition, results of operations or cash flows. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made; we do not undertake or assume any obligation to publicly update any of these forward-looking statements to reflect actual results, new information or future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

PART I
As used throughout this Annual Report, the terms "Company," "InvenTrust," "we," "us," or "our" mean InvenTrust Properties Corp. and its wholly-owned and unconsolidated joint venture investments. Unless otherwise noted, all dollar amounts are stated in thousands, except per share and per square foot data. Any references to number of properties, square feet, tenant and occupancy data are unaudited.
Item 1. Business
General
On October 4, 2004, we were incorporated as Inland American Real Estate Trust, Inc., a Maryland corporation, and have elected to be taxed, and currently qualify, as a REIT for federal tax purposes. We changed our name to InvenTrust Properties Corp. in April 2015. We were originally formed to own, manage, acquire and develop a diversified portfolio of commercial real estate located throughout the United States, to partially own properties through joint ventures and to own investments in marketable securities and other assets. We are focused on owning, managing, acquiring, and developing a multi-tenant retail platform.
Our wholly-owned, consolidated, and managed retail properties include grocery-anchored community and neighborhood centers, and select power centers that have a grocery component. As of December 31, 2019, we owned or had an interest in 65 retail properties with a gross leasable area ("GLA") of approximately 10.9 million square feet, which includes 11 retail properties with a GLA of approximately 2.6 million square feet owned through the Company's ownership interest in IAGM Retail Fund I, LLC ("IAGM"), an unconsolidated retail joint venture partnership between the Company as 55% owner and PGGM Private Real Estate Fund ("PGGM"). The following table summarizes the properties included in our multi-tenant retail portfolio as of December 31, 2019:

	No. of Properties	GLA (square feet)	Economic Occupancy (a)	ABR PSF (b)
Wholly-owned and consolidated
Community and neighborhood center (c)	42	4,813,201	95.6%	$20.18
Power center (d)	12	3,498,320	95.1%	16.84
	54	8,311,521	95.4%	18.79
Properties held by IAGM
Community and neighborhood center (c)	6	1,496,786	94.8%	17.21
Power center (d)	5	1,083,826	94.3%	17.77
	11	2,580,612	94.6%	17.42
Multi-tenant retail portfolio, totals	65	10,892,133	95.2%	$18.48

(a)
Economic occupancy is defined as the percentage of total GLA for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupancy by that tenant of the area being leased. Actual use may be less than economic occupancy.

(b)
Annualized Base Rent ("ABR") is computed as revenue for the last month of the period multiplied by twelve months. ABR includes the effect of rent abatements, lease inducements, straight-line rent GAAP adjustments and ground rent income. ABR per square foot ("PSF") is computed as ABR divided by the total leased square footage at the end of the period. Specialty leasing represents leases of less than one year in duration for inline space and includes any term length for a common area space, and is excluded from the ABR and leased square footage figures when computing the ABR per square foot.

(c)
Community and neighborhood centers are generally open-air and designed for tenants that offer a wide array of merchandise and services, including groceries, apparel, soft goods and convenience-oriented offerings. Our community centers contain large anchor stores and a significant presence of national retail tenants. Our neighborhood centers are generally smaller open-air centers with a grocery store anchor and/or drugstore, and other small service-type retailers.

(d)
Power centers are generally larger and consist of several anchors, such as discount department stores, off-price stores, specialty grocers and warehouse clubs. Typically, the number of specialty tenants is limited and most are national or regional in scope.

Business Objective and Strategy
InvenTrust is a multi-tenant retail REIT. Our objective is to own and operate grocery-anchored neighborhood shopping centers that provide essential retail in the Sun Belt markets. Our strategy to achieve our business objective includes the following:

•	Acquire retail properties in Sun Belt markets;

•	Opportunistically dispose of retail properties where we believe the value has been maximized;

•	Pursue re-development opportunities (which may have a mixed-use component) at our current retail properties;

•	Maintain conservative leverage and a flexible capital structure; and

•	Enhance environment, social and governance practices and standards.
Acquire retail properties in Sun Belt markets. InvenTrust focuses on grocery-anchored neighborhood centers, and select power centers that often have a grocery component, in markets with favorable demographics, including above average growth in population, employment and income. We believe these conditions create favorable demand characteristics for grocery-anchored and necessity-based retail centers which will enable us to capitalize on potential future rent increases while enjoying sustained occupancy at our centers. Using these criteria, we have identified 15 to 20 markets, including the metropolitan areas of Atlanta, Austin, Charlotte, Dallas-Fort Worth-Arlington, Houston, the greater Los Angeles and San Diego areas, Miami, Orlando, Raleigh-Durham, San Antonio and Tampa.
Opportunistically dispose of retail properties with maximized values. We continue to opportunistically dispose of properties where we believe the properties' values have been maximized or the properties no longer meet our investment criteria. These dispositions will allow the Company to re-deploy the proceeds into more attractive reinvestment opportunities.
Pursue re-development opportunities at our current retail properties. We have a coordinated program to increase rental income by maximizing existing re-development opportunities and identifying locations in our current multi-tenant retail portfolio where we can increase the overall square footage of the property. In addition, we work with our tenants to expand rentable square footage at select retail properties where demand warrants additional supply. Certain redevelopment opportunities may include a non-retail component.
Maintain conservative leverage levels and a flexible capital structure. We continually evaluate the economic and credit environment and its impact to our business. We believe we have significant liquidity to continue executing on our strategy. We expect to have the ability to repay, refinance or extend any of our debt, and we believe we have adequate sources of funds to meet short-term cash needs related to these refinancings or extensions.
Enhance environment, social and governance practices and standards. We continue to focus on environmental, social and governance ("ESG") practices and standards across our platform. We believe we can enhance our communities, conserve resources and foster a best-in-class working environment while growing long term shareholder value. We remain committed to transparency in our investment strategy with a focus on operating efficiency, responding to evolving trends, and addressing the needs of our tenants and communities by continuing to fully integrate environmental sustainability, social responsibility, and strong governance practices throughout our organization.
We believe the refinement of our multi-tenant retail platform has positioned us for future success and will allow us to evaluate and ultimately execute on a potential strategic transaction, achieve liquidity for and provide a return of capital to our stockholders in the long term. While we believe in our ability to execute on our plan, the timing is uncertain and may be shortened or extended by external and macroeconomic factors including, among others, interest rate movements, local, regional, national and global economic performance, competitive factors, the impact of e-commerce on the retail industry, future retailer store closings, retailer consolidation, retailers reducing store size, retailer bankruptcies, and government policy changes.
Competition
The commercial retail real estate market is highly competitive. We compete for tenants with other owners and operators of commercial rental properties in all of our markets. We compete based on a number of factors that include location, rental rates, suitability of the property's design to tenants' needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on a property's occupancy levels, rental rates and operating income. We also face significant competition from e-commerce retailers. As retailers increase their e-commerce presence it may cause them to adjust the size or number of brick and mortar retail locations in the future. This shift could adversely impact our occupancy and rental rates, which would, in turn, adversely impact our revenues and cash flows.

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
Environmental Matters
Compliance with federal, state and local environmental laws has not had a material adverse effect on our business, assets, results of operations, financial condition and/or our ability to pay distributions. We do not believe that our existing multi-tenant retail platform will require us to incur material expenditures to comply with these laws and regulations. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on our properties.
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
Employees
As of December 31, 2019, we had 122 employees.
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
Executive Officers of Registrant
Set forth below is information concerning our executive officers as of January 31, 2020.
Thomas P. McGuinness, 64. Mr. McGuinness currently serves as our President and Chief Executive Officer and is also a member of our board of directors. He has served as our President since we initiated our self-management transactions in March 2014 and as our Chief Executive Officer since November 2014. Prior to the self-management transactions, he served as our President and principal executive officer since September 2012 and President of our former business manager since January 2012. Mr. McGuinness previously served as the president of the Chicagoland Apartment Association and as the regional vice president of the National Apartment Association. He also served on the board of directors of the Apartment Building Owners and Managers Association, and was a trustee with the Service Employees' Local No. 1 Health and Welfare Fund and its Pension Fund. Mr. McGuinness is an Executive Committee member of our retail joint venture entity IAGM.
Ivy Z. Greaner, 59. Ms. Greaner currently serves as our Executive Vice President, Chief Operating Officer. She has served as our Chief Operating Officer since July 2018. Prior to that time, Ms. Greaner had been Regional Vice President of FivePoint (previously Lennar Urban) from 2016 to 2018. Prior to Lennar’s combination with Rialto in 2016, she served as Executive Vice President and COO of Lennar Commercial for two years. From 1999 to 2014, Ms. Greaner was Partner and Chief Operating Officer of Ram Realty Services, where she oversaw company operations, ground-up development and all aspects of commercial and residential assets. Previously, Ms. Greaner served as Principal and Owner of Gadinsky & Greaner, a commercial real estate service and development company. She attended Boston University and holds broker licenses for the states of Florida and North Carolina. As an active member of the International Council of Shopping Centers ("ICSC"), Ms.

Greaner serves on the National Economic Committee's Infrastructure Task Force, and she served for many years as the Government Chair for ICSC’s Florida Government Relations Committee. She is a member of Florida State University’s Real Estate Advisory Board, and is also a founding member of 100+ Women Who Care’s South Florida chapter, and supports Hope Outreach’s philanthropic mission.
Daniel J. Busch, 38. Mr. Busch currently services as our Executive Vice President, Chief Financial Officer and Treasurer. Mr. Busch joined InvenTrust in September 2019. Prior to that, Mr. Busch served as Managing Director, Retail at Green Street Advisors, providing independent research on the shopping center, regional mall, and net lease sectors. Prior to serving as Managing Director, Mr. Busch served in increasingly senior roles at Green Street covering the Mall Sector, conducting analysis and research, building financial models and providing analysis of financial statements for U.S. REITs. Previously, Mr. Busch served as an equity research analyst at Telsey Advisory Group and worked in a corporate capacity at Petco Animal Supplies Inc. He is a member of the Urban Land Institute, contributing as an active member on the Commercial and Retail Development Council. Mr. Busch received a B.S. in Applied Economics and Management from Cornell University and an MBA with specializations in general finance, financial instruments and markets from New York University.
Christy David, 41. Ms. David currently serves as our Executive Vice President, General Counsel and Corporate Secretary. Ms. David has served as InvenTrust’s General Counsel since 2017. Ms. David joined InvenTrust in 2014 as Managing Counsel – Transactions and held that position until November 2016 when she was named Vice President, Deputy General Counsel and Secretary. Prior to that, Ms. David served at the Inland Group Inc., managing, reviewing and drafting legal documents and matters for InvenTrust’s acquisitions, dispositions, corporate contracts and spin-offs. Prior to joining the Inland Group, Ms. David was an Associate Attorney at The Thollander Law Firm and held various positions at David & Associates. Ms. David serves on the Ravinia Associates Board and Nominating Committee. Ms. David received a Juris Doctor from Washington University School of Law and a Bachelor of Business Administration in Finance from Loyola University.
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
Our business may be affected by economic, political and market challenges experienced by the U.S. or global economies or the real estate industry as a whole (and, in particular, the retail sector); by the regional or local economic conditions in the markets in which our assets are located, including any dislocations in the credit markets; or by competitive business market conditions experienced by us and/or our retail tenants and shadow anchor retailers (anchor retailers that anchor our assets but whose properties are not owned or leased by us), such as challenges competing with e-commerce channels. For example, prolonged lower oil prices may negatively impact the economy in the Houston metropolitan area, where approximately 13.3% of our total annualized base rental income is derived. These conditions may materially affect our tenants, shadow anchor retailers, the value and performance of our assets and our ability to sell assets, as well as our ability to make principal and interest payments on, or refinance, outstanding debt when due. Challenging economic conditions may also impact the ability of certain of our tenants to enter into new leasing transactions or to satisfy rental payments under existing leases. Specifically, these conditions may have the following consequences:

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
Our management and our Board routinely evaluate opportunities to position the Company for various strategic transactions designed to ultimately provide liquidity for our stockholders. The timing or the form of any such strategic transaction is uncertain. Strategic transaction options are subject to factors that are outside of our control, such as economic, political and market conditions. Such factors may affect whether any strategic transaction is available to the Company and, if so, whether the transaction is available on terms satisfactory to the Company or at a time of the Company's choosing. Our Board may decide to apply to have our shares of common stock listed for trading on a national securities exchange or included for quotation on a national market system; seek to sell all or substantially all of our assets, liquidate or engage in a merger transaction; contribute substantial assets to a joint venture in exchange for cash; sell our assets individually or approve a strategic transaction whose form we cannot yet reasonably anticipate. It is possible that no such strategic transaction will ever occur. Even if a strategic transaction does occur, it may not be successful in increasing share value or providing liquidity for our stockholders, and may have the opposite effect, eroding share value and failing to deliver any meaningful liquidity, in which case our stockholders' investment would lose value.
Our ongoing business strategy involves the selling of assets; however, we may be unable to sell an asset at acceptable terms and conditions, if at all.
We intend to continue to hold our assets as long-term investments until such time as we determine that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears such objectives will not be met. As we look to sell these assets, general economic, political and market conditions, and asset-specific issues may negatively affect the value of our assets and therefore reduce our return on the investment or prevent us from selling the asset on acceptable terms or at all. Some of our leases contain provisions giving the tenant a right to purchase the asset, such as a right of first offer or right of first refusal, which may lessen our ability to freely control the sale of the asset. Debt levels currently exceed the value of certain assets and debt levels on other assets may exceed the value of those assets in the future, making it more difficult for us to rent, refinance or sell the assets, which may lead to the asset being subject to foreclosure, a deed in lieu of foreclosure or another transaction with a lender. In addition, real estate investments are relatively illiquid and often cannot be sold quickly, limiting our ability to sell our assets when we decide to do so, or in response to such changing economic or asset-specific issues. Further, economic conditions may prevent potential purchasers from obtaining financing on acceptable terms, if at all, thereby delaying or preventing our ability to sell our assets.
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
We seek to expand, develop and re-develop some of our existing properties and such activity is subject to various risks. We may not be successful in identifying and pursuing expansion, development and re-development opportunities. In addition, like newly-acquired properties, expanded, developed and re-developed properties may not perform as well as expected. Risks include the following:

•	we may be unable to lease developments to full occupancy on a timely basis;

•	the occupancy rates and rents of a completed project may not be sufficient to make the project profitable;

•	actual costs of a project may exceed original estimates, possibly making the project unprofitable;

•	delays in the development or construction process may increase our costs;

•	we may not be able to obtain, or may experience delays in obtaining necessary zoning, land use, building, occupancy and other required governmental permits and authorizations;

•	we may abandon a development project and lose our investment;

•	the size of our development pipeline may strain our labor or capital capacity to complete developments within targeted timelines and may reduce our investment returns;

•	a reduction in the demand for new retail space may reduce our future development activities, which in turn may reduce our net operating income;

•	changes in the level of future development activity may adversely impact our results from operations by reducing the amount of certain internal overhead costs that may be capitalized; and

•
a shift in our development and acquisition thesis, which may include mixed-use properties (with or without joint venture or development partners), with differing tenant profiles or mixes, and/or multi-story buildings, all in select cases.

If we lose or are unable to retain and obtain key personnel, our ability to implement our business strategies could be delayed or hindered.
We believe that our future success depends, in large part, on our ability to retain and hire highly-skilled managerial and operating personnel. Competition for persons with managerial and operational skills is intense, and we cannot assure our stockholders that we will be successful in retaining or attracting skilled personnel. If we lose or are unable to obtain the services of our executive officers and other key personnel, or we are unable to establish or maintain the necessary strategic relationships, our ability to implement our business strategy could be delayed or hindered.
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
Corporate responsibility related to environmental, social and governance factors, may impose additional costs and expose us to new risks.
We, as well as our investors, are focused on corporate responsibility, specifically related to environmental, social and governance factors. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility and performance. There is no assurance as to how we will rate according to the metrics. Additionally, the measurement parameters may change over time. We may face reputational damage in the event our corporate responsibility procedures or standards do not meet the standards set by various constituencies. In addition, our competitors may receive more favorable ratings. The occurrence of any of the foregoing could have an adverse impact on our business, financial condition and results of operations, including increased capital expenditures and operating expenses.
Risks Related to our Real Estate Assets
There are inherent risks with investments in real estate, including the relative illiquidity of such investments.
Investments in real estate are subject to varying degrees of risk. For example, an investment in real estate cannot generally be quickly sold, and we cannot predict whether we will be able to sell any asset we desire to on the terms set by us or acceptable to us, or the length of time needed to find a willing purchaser and to close the sale of such asset. Moreover, the Code imposes restrictions on a REIT’s ability to dispose of assets that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs require that we hold our assets for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of assets that otherwise would be in our best interests. Therefore, we may not be able to vary our multi-tenant retail platform promptly in response to changing economic, financial and investment conditions and dispose of assets at opportune times or on favorable terms, which may adversely affect our cash flows and our ability to make distributions to stockholders.
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
Our multi-tenant retail portfolio is subject to geographic concentration, which exposes us to risks of oversupply and competition in the relevant markets. Significant increases in the supply of certain property types without corresponding increases in demand in those markets could have a material adverse effect on our financial condition, our results of operations and our ability to pay distributions.
As of December 31, 2019, approximately 42.0% of our total annualized base rental income was generated by properties located in Texas, with 13.3%, 12.4%, 10.4%, and 5.8% of our total annualized base rental income generated by properties located in the Houston, Austin, Dallas-Fort Worth-Arlington, and San Antonio metropolitan areas, respectively. An oversupply of retail properties in any of these markets could have a material adverse effect on our financial condition, our results of operations and our ability to pay distributions.
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
We also face competition from other real estate investment programs for buyers. We perceive there to be a smaller population of potential buyers for certain types of assets that comprise our multi-tenant retail portfolio in comparison to assets in other real estate sectors, which may make it challenging for us to sell certain of our multi-tenant retail properties.
We may be unable to renew leases, lease vacant space or re-let space as leases expire, thereby increasing or prolonging vacancies, which would adversely affect our financial condition, cash flows and results of operations.
As of December 31, 2019, our retail properties are 95.2% occupied. As of December 31, 2019, leases representing approximately 5.3% and 10.7% of our total GLA are scheduled to expire in 2020 and 2021, respectively. We cannot assure our stockholders that leases will be renewed or that our properties will be re-leased on terms equal to or better than the current terms, or at all. We also may not be able to lease space which is currently not occupied on acceptable terms and conditions, if at all. In addition, some of our tenants have leases that include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no liability to us. We may be required to offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to retain these tenants or attract new ones. It is possible that, in order to lease currently vacant space, or space that may become vacant, we will be required to make rent or other concessions to tenants, accommodate requests for renovations, make tenant improvements and other improvements or provide additional services to our tenants. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire or to attract new tenants. Portions of our assets may remain vacant for extended periods of time. If the rental rates for our assets decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, cash flows and results of operations could be adversely affected.
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

Actions of our joint venture partner could negatively impact our performance.
With respect to our joint venture, we are not in a position to exercise sole decision-making authority regarding the property or the joint venture. Consequently, our joint venture may involve risks not present with other methods of investing in real estate. For example, our joint venture partner may have economic or business interests or goals which are or which become inconsistent with our economic or business interests or goals or may take action contrary to our instructions or requests or contrary to our policies or objectives. We have experienced these events from time to time with our former joint venture partners, which in some cases have resulted in litigation. An adverse outcome in any lawsuit could have a material effect on our business, financial condition or results of operations. In addition, any litigation increases our expenses and prevents our officers and directors from focusing their time and effort on our multi-tenant retail portfolio and business plans. Our relationship with our joint venture partner is contractual in nature. These agreements may restrict our ability to sell our interest when we desire or on advantageous terms and may be terminated or dissolved and, in each event, we may not continue to own or operate the interests or assets underlying the relationship or may need to purchase the interests or assets at an above-market price to continue ownership. Such joint venture investments may involve other risks not otherwise present with a direct investment in real estate, including the following examples:

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

The termination of our joint venture may adversely affect our cash flow, operating results, and our ability to make distributions to stockholders.
If our joint venture was terminated for any reason, we could lose the fee income, including but not limited to asset, property management and leasing fees from these partnerships, which would adversely affect our operating results and our cash available for distribution to stockholders.
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
There are numerous shopping venues that compete with our retail properties in attracting retailers to lease space and shoppers to patronize their properties. In addition, our retail tenants face changing consumer preferences and increasing competition from other forms of retailing, such as e-commerce websites and catalogs as well as other retail centers located within the geographic market areas of our retail properties that compete with our properties for customers. All these factors may adversely affect our tenants’ cash flows and, therefore, their ability to pay rent. To the extent that our tenants do not pay their rent or do not pay on a timely basis, it could have a negative impact on our financial condition and result of operations.
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

As of December 31, 2019, approximately 55% of our total annualized base rental income is generated by our non-anchor tenants. Our non-anchor tenants may be more vulnerable to negative economic conditions as they generally have more limited resources than our anchor tenants. If a significant number of our non-anchor tenants experience financial difficulties or are unable to remain open, our cash flow, financial condition and result of operations could be adversely affected.
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
Further, economic conditions could negatively impact commercial real estate fundamentals and result in declining values in our multi-tenant retail portfolio and in the collateral securing any loan investments we may make, which could have various negative impacts. Specifically, the value of collateral securing any loan we hold could decrease below the outstanding principal amounts of such loans.
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
As of December 31, 2019, approximately $100.0 million of our debt bore interest at variable rates. Increases in interest rates on variable rate debt reduces the funds available for other needs, including distributions to our stockholders. As of December 31, 2019, approximately $476.1 million of our total indebtedness bore interest at rates that are fixed. As fixed-rate debt matures, we may not be able to borrow at rates equal to or lower than the rates on the expiring debt. In addition, if rising interest rates cause us to need additional capital to repay indebtedness, we may be forced to sell one or more of our properties or investments in real estate at times that may not permit us to realize the return on the investments we would have otherwise realized.
Increases in interest rates would increase our interest expense on any variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity. Our future earnings and cash flows could be adversely affected due to the increased requirement to service our debt and could reduce the amount we are able to distribute to our stockholders.
The expected London Inter-bank Offered Rate ("LIBOR") phase-out may have unpredictable impacts on contractual mechanics in the credit markets or the broader financial markets, which could have an adverse effect on our results of operations.
The United Kingdom Financial Conduct Authority, which regulates LIBOR, intends to cease encouraging or requiring banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether LIBOR will cease to exist after that date, and there is currently no global consensus on what rate or rates will become acceptable alternatives. In the United States, the U.S. Federal Reserve Board-led industry group, the Alternative Reference Rates Committee, selected the Secured Overnight Financing Rate ("SOFR") as an alternative to LIBOR for U.S. dollar-denominated LIBOR-benchmarked obligations. SOFR is a broad measure of the cost of borrowing cash in the overnight United States treasury repo market, and the Federal Reserve Bank of New York has published the daily rate since 2018. Nevertheless, because SOFR is a fully secured overnight rate and LIBOR is a forward-looking unsecured rate, SOFR is likely to be lower than LIBOR on most dates, and any spread adjustment applied by market participants to alleviate any mismatch during a transition period will be subject to methodology that remains undefined. Additionally, master agreements or other contracts drafted before consensus is reached on a variety of details related to a transition may not reflect provisions necessary to address it once LIBOR is fully phased out. The discontinuation of LIBOR and the transition from LIBOR to SOFR or other benchmark rates could have an unpredictable impact on contractual mechanics in the credit markets or result in disruption to the broader financial markets, including causing interest rates under our current or future LIBOR-benchmarked agreements to perform differently than in the past, which could have an adverse effect on our results of operations.

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
Risk Related to our Spin-off Transactions
We could incur significant indemnification liabilities in connection with the spin-off transactions of our former subsidiaries. It is also possible that our former subsidiaries will not satisfy their indemnification obligations to us, leaving us with significant liabilities for business and assets that we no longer own. Any of these outcomes could materially adversely affect our operations.
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
Our shares of common stock are not listed on a national securities exchange. There is no established public trading market for our shares and no assurance that one may develop. Our charter prohibits any persons or groups from owning more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of the outstanding shares of our stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of the outstanding shares of our common stock unless exempted prospectively or retroactively by our Board. This may inhibit investors from purchasing a large portion of our shares. Our charter also does not require our directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require our directors to list our shares for trading on a national exchange by a specified date or provide any other type of liquidity to our stockholders. Although our management and Board are working on positioning the Company to explore various strategic alternatives, there is no assurance that we will be successful in identifying and executing on a strategic alternative. In addition, we do not know the timing or what form the alternative would take. Strategic transaction options are subject to factors that are outside of our control, such as economic, political and market conditions. Such factors may affect whether any strategic transaction is available to the Company and, if so, whether the transaction is available on terms satisfactory to the Company or at a time of the Company's choosing. If our Board were to pursue a strategic alternative in the form of a listing event of our common stock on a national securities exchange or otherwise, there is no assurance that we would satisfy the listing requirements or that our shares would be approved for listing. Additionally, if and/or when a liquidity event occurs, there is no guarantee our stockholders will be able to liquidate their common stock at a price equal to its initial investment value or the current estimated share value. Our estimated share value is generally determined only once a year and is based on a number of assumptions and estimates that may not be accurate or complete and is subject to a number of limitations as described below.
The estimated value per share of our common stock is based on a number of assumptions and estimates that may not be accurate or complete and is also subject to a number of limitations.
On May 9, 2019, we announced an estimated value of our common stock equal to $3.14 per share. Our Board engaged Duff & Phelps, LLC ("Duff & Phelps"), an independent third-party valuation advisory firm that specializes in providing real estate valuation services, to advise the Audit Committee and the Board in their estimate of the per share value of our common stock outstanding as of May 1, 2019. As with any methodology used to estimate value, the methodology employed by Duff & Phelps and the recommendations made by us were based upon a number of estimates and assumptions that may not have been accurate or complete. Further, different parties using different assumptions and estimates could have derived a different estimated value per share, which could be significantly different from our estimated value per share. The estimated per share value does not represent: (i) the expected price at which our shares would trade on a national securities exchange, (ii) the amount per share a stockholder would obtain if he, she or it tried to sell his, her or its shares or (iii) the amount per share stockholders would receive if we liquidated our assets and distributed the proceeds after paying all our expenses and liabilities. Furthermore, the estimated share value is generally determined only as of a particular date once a year and could be subject to significant volatility due to a variety of economic, political, market, competitive and other factors, which could cause the estimated share value to go up or down over time. Accordingly, with respect to the estimated value per share, we can give no assurance that:

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
Historically we have paid, and we intend to continue to pay, regular cash distributions to our stockholders. On November 7, 2018, our Board approved an increase to our annual distribution rate effective for the quarterly distribution paid in April 2019 from $0.0716 per share to $0.0737 per share, on an annualized basis. The adjustment to the distribution rate equates to a 2019 calendar year total distribution of $0.0732 per share (an annual rate of $0.0716 per share paid in January 2019 and an annual rate of $0.0737 per share paid in April, July and October 2019). On November 11, 2019, our Board approved an increase to our annual distribution rate effective for the quarterly distribution payable in April 2020 from $0.0737 per share to $0.0759, on an annualized basis.
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
Factors that can affect the availability and timing of cash distributions include our ability to earn positive yields on our real estate assets, the yields on securities in which we invest and our operating expense levels, and many others. Our multi-tenant retail platform strategy may also affect our ability to pay our cash distributions if we are not able to timely reinvest the capital we receive from our property dispositions. There is no assurance that we will be able to continue paying distributions at the current level or that the amount of distributions will increase, or not continue to decrease, over time. Even if we are able to continue paying distributions, the actual amount and timing of distributions is determined by our Board in its discretion and typically depends on the amount of funds available for distribution, which depends on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time.
Funding distributions from sources other than cash flow from operating activities may negatively impact our ability to sustain or pay future distributions and result in us having less cash available for other uses, such as property purchases.
If our cash flow from operating activities is not sufficient to fully fund the payment of distributions, the level of our distributions may not be sustainable. For the year ended December 31, 2019, distributions were paid from cash flow from operations, distributions from unconsolidated entities and proceeds from the sales of properties.
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
We may issue additional equity or debt securities in the future in order to raise capital. Additional issuances of equity securities could dilute the investment of our current stockholders.
Issuing additional equity securities to finance future developments and acquisitions instead of incurring additional debt could dilute the interests of our existing stockholders. Our ability to execute our business and growth plan depends on our access to an appropriate blend of capital, which could include a line of credit and other forms of secured and unsecured debt, equity financing, or joint ventures.
Our Share Repurchase Program may be amended, suspended or terminated by our board of directors at any time without stockholder approval, reducing the potential liquidity of a stockholder's investment.
Our Share Repurchase Program, as defined in "Part II, Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities", is designed to provide qualified stockholders with limited, interim liquidity by enabling them to sell their shares back to us. Our board of directors, however, may amend, suspend or terminate the Share Repurchase Program at any time in its sole discretion without stockholder approval. Any amendments to or suspension or termination of, the Share Repurchase Program may restrict or eliminate a stockholder's ability to resell shares to us.
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
Stockholders' interest in us may be diluted if we issue additional shares.
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
Accordingly, we believe that neither we nor any of our wholly and majority-owned subsidiaries are considered investment companies under either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act. We believe we and our wholly-owned or majority-owned subsidiaries are also able to rely on the exclusion provided by Section 3(c)(5)(C) of the Investment Company Act. To rely upon Section 3(c)(5)(C) of the Investment Company Act as it has been interpreted by the SEC staff, an entity would have to invest at least 55% of its total assets in "mortgage and other liens on and interests in real estate," which we refer to as "qualifying real estate investments," and maintain an additional 25% of its total assets in qualifying real estate investments or other real estate-related assets. The remaining 20% of the entity’s assets can consist of miscellaneous assets. These criteria may limit what we buy, sell and hold.
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
We have deposited our cash and cash equivalents in several banking institutions in an attempt to minimize exposure to the failure of any one of these entities. However, the Federal Deposit Insurance Corporation ("FDIC") generally only insures limited amounts per depositor per insured bank. At December 31, 2019, we had cash and cash equivalents and restricted cash deposited in interest-bearing transaction accounts at certain financial institutions exceeding these federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits in excess of the federally insured levels. The loss of our deposits would reduce the amount of cash we have available.
Federal Income Tax Risks
Failure to remain qualified as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.
Our qualification as a REIT depends on our ability to continue to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets, as well as other tests imposed by the Code. We cannot assure our stockholders that our actual operations for any one taxable year will satisfy these requirements. Further, new legislation, regulations, administrative interpretations or court decisions could significantly affect our ability to qualify as a REIT or the federal income tax consequences of our qualification as a REIT. If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because of the following:

•	we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal corporate income tax on our taxable income;

•	we could be subject to the U.S. federal alternative minimum tax for the tax years prior to January 1, 2018, and possibly increased state and local taxes; and

•	unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.
In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and adversely affect the value of our common stock.
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
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transactions tax equal to 100% of net gain upon a disposition of an asset. As part of our plan to refine our multi-tenant retail portfolio, we have selectively disposed of certain of our properties in the past and intend to make additional dispositions of our assets in the future. Although a safe harbor to the characterization of the sale of property by a REIT as a prohibited transaction is available, not all of our past dispositions have qualified for that safe harbor and some or all of our future dispositions may not qualify for that safe harbor. We believe that our past dispositions will not be treated as prohibited transactions, and we intend to avoid disposing of property that may be characterized as held primarily for sale to customers in the ordinary course of business. To avoid the prohibited transaction tax, we may choose not to engage in certain sales of our assets or may conduct such sales through a TRS, which would be subject to federal, state and local income taxation. Moreover, no assurance can be provided that the IRS will not assert that some or all of our future dispositions are subject to the 100% prohibited transactions tax. If the IRS successfully imposes the 100% prohibited transactions tax on some or all of our dispositions, the resulting tax liability could be material.
We may fail to qualify as a REIT if the IRS successfully challenges the valuation of our common stock used for purposes of our dividend reinvestment program.
In order to satisfy the 90% Distribution Requirement, the dividends we paid during our 2014 and prior taxable years must not have been "preferential." For our 2014 and prior taxable years and for any future taxable year in which we do not qualify as a "publicly offered REIT" (i.e., a REIT required to file annual and periodic reports with the SEC), a dividend determined to be preferential will not qualify for the dividends paid deduction. To have avoided paying preferential dividends, we must have treated every stockholder of a class of stock with respect to which we made a distribution the same as every other stockholder of that class, and we must not have treated any class of stock other than according to its dividend rights as a class. For example, if a certain stockholder received a distribution that was more or less (on a per-share basis) than the distributions received by other stockholders of the same class, the distribution would be preferential. If any part of a distribution was preferential, none of that distribution would be applied towards satisfying the 90% Distribution Requirement.
We reactivated our Third Amended and Restated Distribution Reinvestment Program ("DRP"), as defined in "Part II, Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities", after suspending it in August 2014, at which time dividends would not quality for the dividends paid deduction if determined to be preferential. Stockholders who participate in our DRP receive distributions in the form of shares of our common stock rather than in cash. At the time our DRP was suspended in 2014, the purchase price per share under our DRP was equal to 100% of the "market price" of a share of our common stock. Because our common stock was not, and is not yet, listed for trading, for these purposes, "market price" means the fair market value of a share of our common stock, as estimated by us. Prior to the suspension of our DRP, our DRP has offered participants the opportunity to acquire newly-issued shares of our common stock at a discount to the "market price." Pursuant to an IRS ruling, the prohibition on preferential dividends does not prohibit a REIT from offering shares under a distribution reinvestment plan at discounts of up to 5% of fair market value, but a discount in excess of 5% of the fair market value of the shares would be considered a preferential dividend. Any discount we have offered in the past, prior to the 2014 suspension of the DRP, was intended to fall within the safe harbor for such discounts set forth in the ruling published by the IRS. However, the fair market value of our common stock has not been susceptible to a definitive determination. If the purchase price under our DRP, prior to its suspension in 2014, is deemed to have been at more than a 5% discount at any time, we would be treated as having paid one or more preferential dividends at such time. Similarly, we would be treated as having paid one or more preferential dividends in or prior to 2014 if the IRS successfully asserted that the value of the common stock distributions paid to stockholders participating in our DRP, prior to its suspension in 2014, exceeded on a per-share basis the cash distribution paid to our other stockholders, which could occur if the IRS successfully asserted that the fair market value of our common stock exceeded the "market value" used for purposes of calculating the distributions under our DRP. If we are determined to have paid preferential dividends in or prior to 2014 as a result of our DRP prior to its suspension in 2014, we would likely fail to qualify as a REIT.
Stockholders may have tax liability on distributions that they elect to reinvest in our common stock.
Stockholders that participate in our DRP will be deemed to have received, and for income tax purposes, will be taxed on, the fair market value of the share of our common stock that they receive in lieu of cash distributions. As a result, unless the stockholder is a tax-exempt entity, he or she will have to use funds from other sources to pay his or her resulting tax liability.
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
The maximum tax rate applicable to "qualified dividend income" payable to U.S. stockholders that are taxed at individual rates is 20%. Under the federal tax legislation enacted in December 2017, commonly known as the Tax Cuts and Jobs Act (the “2017 Tax Legislation”), U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning after December 31, 2017, and before January 1, 2026. Although this deduction reduces the effective tax rate of U.S. federal income taxes applicable to certain dividends paid by REITs (generally to 29.6% assuming the stockholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts or estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends treated as qualified dividend income, which could adversely affect the value of the shares of REITs, including our common stock.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table summarizes the properties included in our multi-tenant retail portfolio as of December 31, 2019.

	No. of Properties	GLA (square feet)	Economic Occupancy	ABR PSF
Wholly-owned and consolidated
Community and neighborhood center	42	4,813,201	95.6%	$20.18
Power center	12	3,498,320	95.1%	16.84
	54	8,311,521	95.4%	18.79
Properties held by IAGM
Community and neighborhood center	6	1,496,786	94.8%	17.21
Power center	5	1,083,826	94.3%	17.77
	11	2,580,612	94.6%	17.42
Multi-tenant retail portfolio, totals	65	10,892,133	95.2%	$18.48
The following table represents the geographical diversity of our multi-tenant retail portfolio as of December 31, 2019.

State	Region	No. of Properties	GLA (square feet)	% of Total GLA
Texas	Southwest	26	5,026,580	46.3%
Florida	South Atlantic	10	1,981,550	18.2%
California	West	7	1,050,559	9.6%
North Carolina	South Atlantic	7	1,015,870	9.3%
Georgia	South Atlantic	9	995,538	9.1%
Colorado	West	3	461,777	4.2%
Maryland	East	2	183,348	1.7%
Virginia	South Atlantic	1	176,911	1.6%
		65	10,892,133	100.0%
The following table represents information regarding the top 10 tenants by total ABR in our multi-tenant retail portfolio as of December 31, 2019.

Tenant Name	Total ABR	Percent of Total ABR	GLA (square feet)	Percentage of Total GLA
Kroger	$9,615	5.2%	889,138	8.2%
Publix Super Markets, Inc.	6,290	3.4%	591,038	5.4%
Albertson's	4,977	2.7%	425,481	3.9%
TJX Companies	4,286	2.3%	372,534	3.4%
Bed Bath & Beyond Inc.	4,193	2.3%	366,325	3.4%
Best Buy	3,380	1.8%	243,806	2.2%
Petsmart, Inc.	3,040	1.6%	198,307	1.8%
H.E.B.	2,913	1.6%	348,445	3.2%
Ross Dress For Less	2,759	1.5%	240,657	2.2%
Whole Foods Market	2,156	1.2%	154,551	1.4%
Totals	$43,609		3,830,282

The following table represents the lease expirations of our economic occupied multi-tenant retail portfolio as of December 31, 2019.

Lease Expiration Year	No. of Expiring Leases	GLA of Expiring Leases (square feet)	Percent of Total GLA of Expiring Leases	ABR of Expiring Leases	Percent of Total ABR	Expiring ABR PSF
2020	158	546,485	5.3%	$12,013	6.4%	$21.98
2021	217	1,107,647	10.7%	21,026	11.1%	18.98
2022	232	1,457,192	14.0%	27,237	14.3%	18.69
2023	194	933,427	9.0%	18,463	9.7%	19.78
2024	188	1,293,064	12.5%	23,269	12.3%	18.00
2025	110	1,029,786	9.9%	16,001	8.4%	15.54
2026	80	409,495	4.0%	9,552	5.0%	23.33
2027	106	855,842	8.3%	17,896	9.4%	20.91
2028	81	498,110	4.8%	10,751	5.7%	21.58
2029	90	579,947	5.6%	11,522	6.1%	19.87
Thereafter	75	1,463,018	14.1%	21,338	11.2%	14.58
Other (a)	242	185,137	1.8%	854	0.4%	24.51
Totals	1,773	10,359,150	100%	$189,922	100%	$18.33

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
Certain of our properties are encumbered by mortgages, totaling $176.1 million as of December 31, 2019. Additional detail about our retail properties can be found on Schedule III – Real Estate and Accumulated Depreciation.
During the year ended December 31, 2019, we did not experience any tenant bankruptcies or receivable write-offs that materially impacted our results of operations. Our retail business is neither highly dependent on specific retailers nor subject to lease roll-over concentration. We believe this minimizes risk to our multi-tenant retail portfolio from significant revenue variances over time.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our shares of common stock are not listed on a national securities exchange and there is not otherwise an established public trading market for our shares. We publish an estimated per share value of our common stock to assist broker dealers that sold our common stock in our initial and follow-on "best efforts" offerings to comply with the rules published by FINRA. On May 9, 2019, we announced an estimated value of our common stock as of May 1, 2019, equal to $3.14 per share.
The Audit Committee of our Board and our Board engaged Duff & Phelps LLC ("Duff & Phelps"), an independent third-party global valuation advisory and corporate finance consulting firm that specializes in providing real estate valuation services, to advise the Audit Committee and the Board in their estimate of the per share value of our common stock outstanding as of May 1, 2019. Duff & Phelps has extensive experience estimating the fair values of commercial real estate. The report furnished to the Audit Committee and the Board by Duff & Phelps complies with the reporting requirements set forth under Standard Rule 2-2(b) of the Uniform Standards of Professional Appraisal Practice and is certified by a member of the Appraisal Institute with the MAI designation. The Duff & Phelps report, dated May 1, 2019, reflects values as of May 1, 2019.
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
Duff & Phelps provided a range of per share values for the Audit Committee and the Board to consider and utilized the "net asset value" or "NAV" method. This method is based on the fair value of real estate, real estate related investments and all other assets, less the fair value of total liabilities. The fair value estimate of the real estate assets is equal to the sum of its individual real estate values. Generally, Duff & Phelps estimated the value of our real estate and real estate-related assets at our ownership interest using the income capitalization approach, which included using a discounted cash flow calculation of projected net operating income, less capital expenditures, for each property for the ten-year hold period ending April 30, 2029 or the residual stabilized year, and applying a market supported discount rate and capitalization rate. For properties under contract for sale, Duff & Phelps valued the assets at the contractual purchase price. For all other assets, including cash, other current assets, non-retail joint ventures, land developments and marketable securities, fair value was determined separately. A fair value of our long-term debt obligations, including current liabilities, was also estimated by Duff & Phelps, by comparing market interest rates to the contract rates on our long-term debt and discounting to present value the difference in future payments.
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
The NAV per share provided by Duff & Phelps was estimated by subtracting the fair value of the total liabilities from the fair value of the total assets and then dividing the result by the number of shares of common stock outstanding as of May 1, 2019. Duff & Phelps then applied a discount rate sensitivity analysis on the discount rates used to value the multi-tenant retail properties and single tenant properties resulting in a value range of $3.00 to $3.29 per share. The mid-point in that range is $3.14.
On May 9, 2019, our Audit Committee and our Board met to review and discuss the Duff & Phelps report. Following this review, the Audit Committee recommended and the Board unanimously determined a new estimated per share value of our common stock of $3.14 as of May 1, 2019.
Limitations of the Estimated Value per Share
As with any methodology used to estimate value, the methodology employed and the recommendations made by the Company were based upon a number of estimates and assumptions that may not be accurate or complete. Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our estimated value per share. The estimated per share value does not represent (i) the amount at which our shares would trade at on a national securities exchange, (ii) the amount a stockholder would obtain if he or she tried to sell his or her shares, or (iii) the amount stockholders would receive if we liquidated our assets and distributed the proceeds after paying all of our expenses and liabilities. Accordingly, with respect to the estimated value per share, we can give no assurance that:

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
The estimated value per share was determined by our Board on May 9, 2019, and reflects the fact that the estimate was calculated at a moment in time. The value of our shares will likely change over time and will be influenced by changes to the value of our individual assets as well as changes and developments in the real estate and capital markets and the economy as a whole. We currently anticipate publishing a new estimated share value within one year. Nevertheless, stockholders should not rely on the estimated value per share in making a decision to buy or sell shares of our common stock.
Second Amended and Restated Share Repurchase Program
On November 1, 2019, we adopted a Second Amended and Restated Share Repurchase Program ("Share Repurchase Program"), authorizing redemption of the Company's shares of common stock, subject to certain conditions and limitations, to provide limited liquidity to qualifying stockholders. Our obligation to repurchase any shares under the Share Repurchase Program is conditioned upon our having sufficient funds available to complete the repurchase. The repurchase price per share for all stockholders is equal to a 25% discount to the most recent estimated NAV per share of our common stock established by our Board, which was $3.14 per share as of May 1, 2019. During the year ended December 31, 2019, 8,517,605 shares were repurchased in connection with the Share Repurchase Program. The price per share for all shares repurchased was $2.355 for an aggregate consideration of $20.1 million.
Amended and Restated Distribution Reinvestment Plan
On November 1, 2019, we began offering shares of our common stock to our existing stockholders pursuant to our Third Amended and Restated Distribution Reinvestment Plan. Under the DRP, stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock into additional shares of our common stock in lieu of receiving cash distributions. In accordance with the DRP, participants may acquire shares of common stock at a 25% discount to the most recent estimated NAV per share of our common stock established by our Board, which was $3.14 per share as of May 1, 2019. As of December 31, 2019, the DRP purchase price was $2.355 per share. In connection with the DRP, in January 2020, we sold a total of 21,249 shares and generated $0.05 million in gross offering proceeds under the DRP.
Stockholders
As of January 3, 2020, we had 140,015 stockholders of record.
Distributions
We have been paying cash distributions since October 2005. Our quarterly distributions are paid one quarter in arrears.
During the years ended December 31, 2019 and 2018, we paid cash distributions of $53.3 million and $54.2 million, respectively, or $0.073 and $0.071 per share of common stock, respectively.
For federal income tax purposes, for the year ended December 31, 2019, $0.003 per share, or approximately 4% of the Company's total distributions would be treated as an ordinary dividend and $0.070 per share, or approximately 96%, of the Company's total distributions would be treated as a non-taxable return of capital and will reduce the tax basis of each share of the Company's common stock held.

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

	As of and for the year ended December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Total assets	$2,507,188	$2,536,006	$2,698,604	$2,786,754	$4,204,923
Debt, net	$572,850	$561,782	$667,891	$730,605	$1,094,651

Operating Data:
Total income	$226,490	$242,674	$251,809	$242,693	$257,628
Total interest, dividend and other income	$2,486	$2,494	$3,941	$11,849	$11,767
Net income	$38,399	$83,849	$61,793	$252,722	$3,464
Net income per common share, basic and diluted	$0.05	$0.11	$0.07	$0.29	$0.01

Common Stock Distributions:
Distributions declared on common stock	$53,473	$53,782	$53,758	$83,633	$138,614
Distributions paid to common stockholders	$53,250	$54,194	$53,358	$98,606	$146,510
Distributions declared per weighted average common share	$0.07	$0.07	$0.07	$0.10	$0.16
Distributions paid per weighted average common share	$0.07	$0.07	$0.07	$0.12	$0.17

Cash Flow Data:
Net cash provided by operating activities	$106,008	$124,657	$118,152	$133,164	$195,615
Net cash (used in) provided by investing activities	$(41,797)	$175,414	$(209,088)	$1,078,749	$(164,274)
Net cash used in financing activities	$(68,316)	$(207,096)	$(159,411)	$(1,013,112)	$(561,206)

Other Information:
Weighted average number of common shares outstanding, basic and diluted	728,620,309	761,139,011	773,445,341	854,638,497	861,830,627
Since 2015, we have continued to implement a strategy of focusing, tailoring, and refining our multi-tenant retail platform, including the following major dispositions classified as discontinued operations: the spin-off of Highlands REIT, Inc. in 2016, the sale of University House Communities Group, Inc. in 2016, the spin-off of Xenia Hotels & Resorts, Inc. in 2015, all as disclosed in our Annual Reports on Form 10-K for prior years. Information regarding our acquisitions and dispositions in 2018 and 2019 can be found in "Item 8. Note 4. Acquired Properties" and "Item 8. Note 5. Disposed Properties", respectively, in the notes to the consolidated financial statements included herein.

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
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis relates to the operations of the Company for the years ended December 31, 2019 and 2018 and its financial position as of December 31, 2019 and 2018. Discussion of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Annual Report can be found in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2018. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this Annual Report.
Executive Summary
InvenTrust Properties Corp. is a premier multi-tenant retail REIT that owns, leases, redevelops, acquires and manages grocery-anchored neighborhood centers, and select power centers that often have a grocery component, in Sun Belt markets with favorable demographics. We seek to continue to execute our strategy to enhance our multi-tenant retail platform by further investing in grocery-anchored centers with essential retail in our current markets, while exhibiting focused and disciplined capital allocation.
During the year ended December 31, 2019, we continued to execute on our strategy by opportunistically disposing of properties not located in our identified markets or where we believe the properties' values have been maximized. Our strategy is to redeploy the proceeds from these sales with a disciplined approach into strategic retail properties in our target markets. However, we face significant competition for attractive investment opportunities. As a result of this competition, the purchase prices for attractive and suitable assets may be significantly elevated and may adversely impact our ability to redeploy the proceeds from property sales for reinvestment. In addition, our disposition activity could continue to cause us to experience dilution in financial operating performance during the period in which we dispose of properties.
In evaluating our financial condition and operating performance, management focuses on the following financial and non-financial indicators, discussed in further detail herein:

•
Property net operating income ("NOI"), which excludes general and administrative expenses, depreciation and amortization, provision for asset impairment, interest, dividend and other income, gains (losses) from sales of properties, gains (losses) on extinguishment of debt, interest expense, net, equity in earnings (losses) and (impairment), net, from unconsolidated entities, and realized and unrealized gains on marketable securities, net;

•
Modified NOI, a supplemental measure not determined in accordance with GAAP, which reflects property NOI exclusive of lease termination income and GAAP rent adjustments (such as straight-line rent, above/below market lease amortization and amortization of lease incentives);

•	FFO Applicable to Common Shares, a supplemental non-GAAP measure;

•	Modified FFO Applicable to Common Shares, a supplemental non-GAAP measure;

•	Cash flow from operations as determined in accordance with GAAP;

•	Economic and physical occupancy and rental rates;

•	Leasing activity and lease rollover;

•	Management of operating expenses;

•	Management of general and administrative expenses;

•	Debt maturities and leverage ratios; and

•	Liquidity levels.

Our Multi-Tenant Retail Portfolio
Our wholly-owned, consolidated and managed retail properties include grocery-anchored community and neighborhood centers and power centers, including those classified as necessity-based. As of December 31, 2019, we owned 65 retail properties with a GLA of approximately 10.9 million square feet, which includes 11 retail properties with a GLA of approximately 2.6 million square feet owned through the Company's ownership interest in an unconsolidated joint venture, IAGM. The following table summarizes our multi-tenant retail portfolio as of December 31, 2019, 2018 and 2017.

	Total Portfolio			Wholly-Owned and Consolidated Retail Properties			IAGM Retail Properties
	2019	2018	2017	2019	2018	2017	2019	2018	2017
No. of properties	65	71	86	54	58	71	11	13	15
GLA (square feet)	10,892,133	12,081,296	15,421,106	8,311,521	9,475,482	12,444,703	2,580,612	2,605,814	2,976,403
Economic occupancy	95.2%	94.0%	93.5%	95.4%	95.0%	94.2%	94.6%	92.0%	90.9%
ABR PSF	$18.48	$17.59	$16.23	$18.79	$17.52	$16.11	$17.42	$17.87	$16.76
Multi-Tenant Retail Portfolio Summary by Center Type
The following tables summarize our multi-tenant retail portfolio, by center type, as of December 31, 2019, 2018 and 2017.

Community and neighborhood centers
	Total Portfolio			Wholly-Owned and Consolidated Retail Properties			IAGM Retail Properties
	2019	2018	2017	2019	2018	2017	2019	2018	2017
No. of properties	48	45	48	42	38	41	6	7	7
GLA (square feet)	6,309,987	5,514,782	5,433,355	4,813,201	4,248,008	4,166,659	1,496,786	1,266,774	1,266,696
Economic occupancy	95.4%	95.0%	93.4%	95.6%	95.0%	94.1%	94.8%	95.0%	91.1%
ABR PSF	$19.48	$19.03	$17.61	$20.18	$19.12	$17.32	$17.21	$18.72	$18.60

Power centers
	Total Portfolio			Wholly-Owned and Consolidated Retail Properties			IAGM Retail Properties
	2019	2018	2017	2019	2018	2017	2019	2018	2017
No. of properties	17	26	38	12	20	30	5	6	8
GLA (square feet)	4,582,146	6,566,514	9,987,751	3,498,320	5,227,474	8,278,044	1,083,826	1,339,040	1,709,707
Economic occupancy	94.9%	93.0%	93.6%	95.1%	94.0%	94.2%	94.3%	88.0%	90.7%
ABR PSF	$17.04	$16.33	$15.46	$16.84	$16.20	$15.50	$17.77	$16.92	$15.29
Same-Property Multi-Tenant Retail Portfolio Summary
The following table summarizes the GLA, economic occupancy and ABR per square foot of the properties included in our multi-tenant retail portfolio classified as same-property for the years ended December 31, 2019 and 2018. The properties classified as same-property were owned for the entirety of both periods presented.

	Same-property results for the years ended December 31, 2019 and 2018
	Total Portfolio		Wholly-Owned and Consolidated Retail Properties		IAGM Retail Properties
	2019	2018	2019	2018	2019	2018
No. of properties	55	55	44	44	11	11
GLA (square feet)	9,608,218	9,373,781	7,027,606	7,023,181	2,580,612	2,350,600
Economic occupancy	95.3%	94.9%	95.5%	95.3%	94.6%	93.5%
ABR PSF	$17.71	$17.61	$17.81	$17.42	$17.42	$18.21

Leasing Activity
The following table summarizes the leasing activity for leases that were executed during the year ended December 31, 2019, compared with expiring or expired leases for the same or previous tenant for renewals and the same unit for new leases at the 65 retail properties in our multi-tenant retail portfolio. We had GLA totaling 1,312,882 square feet expiring during the year ended December 31, 2019, of which 960,758 square feet was re-leased. This achieved a retention rate of approximately 73.2%.

	No. of Leases Executed for the year ended Dec. 31, 2019	GLA SF	New Contractual Rent ($PSF)(b)	Prior Contractual Rent ($PSF)(b)	% Change over Prior Contract Rent (b)	Weighted Average Lease Term (Years)	Tenant Improvement Allowance ($PSF)	Lease Commissions ($PSF)
All tenants
Comparable Renewal Leases (a)	130	739,327	$17.80	$16.95	5.0%	5.7	$1.33	$0.03
Comparable New Leases (a)	35	69,237	$33.17	$30.23	9.7%	8.6	$20.20	$11.84
Non-Comparable Renewal and New Leases	67	236,369	$23.89	N/A	N/A	8.3	$22.43	$7.51
Total	232	1,044,933	$19.12	$18.09	5.7%	6.4	$7.35	$2.50

Anchor tenants (leases over 10,000 square feet)
Comparable Renewal Leases (a)	17	483,828	$12.01	$11.43	5.1%	5.9	$1.08	$—
Comparable New Leases (a)	—	—	$—	$—	—%	—	$—	$—
Non-Comparable Renewal and New Leases	2	56,240	$9.95	N/A	N/A	7.9	$11.00	$2.20
Total	19	540,068	$12.01	$11.43	5.1%	6.1	$2.11	$0.23

Non-anchor tenants (leases under 10,000 square feet)
Comparable Renewal Leases (a)	113	255,499	$28.77	$27.40	5.0%	5.2	$1.80	$0.09
Comparable New Leases (a)	35	69,237	$33.17	$30.23	9.7%	8.6	$20.20	$11.84
Non-Comparable Renewal and New Leases	65	180,129	$27.09	n/a	N/A	8.4	$26.00	$9.16
Total	213	504,865	$29.71	$28.00	6.1%	6.8	$12.96	$4.94

(a)
Comparable leases are leases that meet all of the following criteria: terms greater than one year, unit was vacant one year or less prior to occupancy, square footage of unit remains unchanged or within 10% of prior unit square footage, and has a rent structure consistent with the previous tenant.

(b)	Non-comparable leases are not included in totals.

Highlights for the year ended December 31, 2019
Liquidation of Joint Venture Interest
On June 24, 2019, we liquidated all interests in Downtown Railyard Venture, LLC ("DRV"), a joint venture established for the purpose of developing and selling a land development in Sacramento, California, in exchange for $30.0 million of cash consideration. During the year ended December 31, 2018, we recorded an other-than-temporary impairment of $29.9 million on DRV due to a reduction in the expected hold period, thereby reducing the investment to an estimated fair value that we believed would be most probable of realization if the investment was liquidated. As a result of the other-than-temporary impairment, the liquidation of interests resulted in no gain or loss being recognized on the transaction during the year ended December 31, 2019.
University House Communities Group, Inc., Indemnity Claims
During the year ended December 31, 2019, we recognized additional losses, within discontinued operations, of $25.5 million as a result of the final settlement related to indemnity claims between UHC Acquisition Sub LLC ("UHC") and the Company.
Share Repurchase Program
On November 1, 2019, we adopted the Share Repurchase Program, authorizing redemption of the Company's shares of common stock, subject to certain conditions and limitations, to provide limited liquidity to qualifying stockholders. Our obligation to repurchase any shares under the Share Repurchase Program was conditioned upon our having sufficient funds available to complete the repurchase. The repurchase price per share for all stockholders is equal to a 25% discount to the most recent estimated NAV per share of our common stock established by our Board, which was $3.14 per share as of May 1, 2019. During the year ended December 31, 2019, 8,517,605 shares were repurchased in connection with the Program. The price per share for all shares repurchased was $2.355 for aggregate consideration of $20.1 million.
Amended and Restated Distribution Reinvestment Plan
On November 1, 2019, we began offering shares of our common stock to our existing stockholders pursuant to the DRP. Under the DRP, stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock into additional shares of our common stock in lieu of receiving cash distributions. In accordance with the DRP, participants may acquire shares of common stock at a 25% discount to the most recent estimated NAV per share of our common stock established by our Board, which was $3.14 per share as of May 1, 2019. As of December 31, 2019, the DRP purchase price was $2.355 per share. In connection with the DRP, in January 2020, we sold a total of 21,249 shares and generated $0.05 million in gross offering proceeds under the DRP.
Distribution rate
On November 11, 2019, our Board approved an increase to our annual distribution rate effective for the quarterly distribution payable in April 2020, from $0.0737 to $0.0759 per share annualized.
Recent Activities
In preparing our consolidated financial statements, we have evaluated events and transactions occurring after December 31, 2019, through the date the financial statements were issued for recognition and disclosure purposes.
Current Strategy and Outlook
InvenTrust focuses on grocery-anchored neighborhood centers, and select power centers that often have a grocery component, in markets with favorable demographics, including above average growth in population, employment and income. We believe these conditions create favorable demand characteristics for grocery-anchored and necessity-based retail centers which will enable us to capitalize on potential future rent increases while enjoying sustained occupancy at our centers. Using these criteria, we have identified 15 to 20 markets within the metropolitan areas of Atlanta, Austin, Charlotte, Dallas-Fort Worth-Arlington, Houston, the greater Los Angeles and San Diego areas, Miami, Orlando, Raleigh-Durham, San Antonio and Tampa.
We have a coordinated program to increase rental income by maximizing existing re-development opportunities and identifying locations in our current multi-tenant retail platform where we can increase the overall square footage of the property. In addition, we work with our tenants to expand rentable square footage at select retail properties where demand warrants additional supply. In addition, due to our properties as both retail centers and community focal points, we are able to identify short-term and specialty leasing opportunities that generate revenue from areas of the properties which are typically vacant.

Our grocery-anchored neighborhood centers bring consumers to our well-located properties, while our larger-format necessity-based power center retailers continue to adapt their business models to embrace omni-channel retail and appeal to consumers' continuing focus on value. Our property management team is focused on enhancing the consumer shopping experience at our centers by maintaining strong tenant relationships, controlling expenses, and investing in sustainability programs at a number of our retail properties with initiatives such as LED lighting, trash recycling, water conservation and other programs to reduce energy consumption and expenses.
In addition, our leasing staff continues to focus on leasing space at our retail properties at favorable rental rates while establishing a more favorable tenant mix and identifying complementary uses to maximize tenant performance. We believe our strong locations have allowed and will continue to allow us to backfill the vacancies created by such tenants.
We believe the refinement of our multi-tenant retail platform has positioned us for future success and will allow us to evaluate and ultimately execute on a potential strategic transaction, achieve liquidity for and provide a return of capital to our stockholders in the long term. While we believe in our ability to execute on our plan, the timing is uncertain and may be shortened or extended by external and macroeconomic factors including, among others, interest rate movements, local, regional, national and global economic performance, competitive factors, the impact of e-commerce on the retail industry, future retailer store closings, retailer consolidation, retailers reducing store size, retailer bankruptcies, and government policy changes.
Results of Operations
Comparison of Results for the years ended December 31, 2019 and 2018
The following section describes and compares our consolidated results of operations for the years ended December 31, 2019 and 2018. We generate substantially all of our net income from property operations. Since January 1, 2018, we have acquired 11 retail properties and disposed of 24 retail properties and transferred two retail properties to their lenders in satisfaction of non-recourse debt. All dollar amounts shown in the following tables are stated in thousands unless otherwise noted.
The following table presents the changes in our income.

	Year ended December 31,		Increase (Decrease)
	2019	2018		Variance
Income
Lease income, net	$220,653	$236,560	$(15,907)	(6.7)%
Other property income	1,981	1,724	257	14.9%
Other fee income	3,856	4,390	(534)	(12.2)%
Total income	$226,490	$242,674	$(16,184)	(6.7)%
Lease income, net, consists of basic monthly rent, amortization of acquired above and below market leases, amortization of lease inducements, straight-line rent adjustments, percentage of sales rental income recorded pursuant to tenant leases, contractual reimbursements for real estate taxes, common area maintenance costs, tax and insurance costs, late charges, termination fee income, and estimated credit losses resulting from changes in the collectability of operating lease receivables.
The change in lease income, net, was a result of the following:

•	$40.4 million decrease from our dispositions,

•	$21.2 million increase from our acquisitions, and,

•	$3.3 million increase from our properties classified as same-property.

The following table presents the changes in our operating expenses.

	Year ended December 31,		Decrease
	2019	2018		Variance
Operating expenses
Depreciation and amortization	$97,429	$100,593	$(3,164)	(3.1)%
Property operating expenses	31,944	34,822	(2,878)	(8.3)%
Real estate taxes	34,232	35,205	(973)	(2.8)%
General and administrative expenses	35,361	35,267	94	0.3%
Total operating expenses	$198,966	$205,887	$(6,921)	(3.4)%
The changes in our operating expenses were a result of the following:

•	$3.2 million decrease in depreciation and amortization, which was primarily a result of $5.8 million of accelerated depreciation at one property under re-development in 2018,

•	$7.1 million decrease in property operating expenses from our dispositions,

•	$3.4 million increase in property operating expenses from our acquisitions and $0.8 million increase in property operating expenses from our properties classified as same-property,

•	$4.9 million decrease in real estate taxes from our dispositions since January 1, 2018, and,

•	$2.9 million increase in real estate taxes from our acquisitions and $1.0 million increase in real estate taxes from our properties classified as same-property.

The following table presents the components of other income (expense).

	Year ended December 31,		Increase (Decrease)
	2019	2018		Variance
Other income (expense)
Interest, dividend and other income	$2,486	$2,494	$(8)	(0.3)%
Interest expense, net	(22,717)	(24,943)	(2,226)	(8.9)%
(Loss) gain on extinguishment of debt, net	(2,901)	9,103	(12,004)	131.9%
Provision for asset impairment	(2,359)	(3,510)	1,151	(32.8)%
Gain on sale and transfer of investment properties, net	62,011	95,097	33,086	(34.8)%
Equity in earnings (losses) and (impairment), net, of unconsolidated entities	957	(31,393)	32,350	(103.0)%
Realized and unrealized gains on marketable securities, net	—	244	(244)	(100.0)%
Total other income	$37,477	$47,092	$(9,615)	(20.4)%
Interest expense, net
Interest expense, net, consists of interest incurred on mortgages payable and our corporate credit facilities, interest incurred on other financing instruments, and amortization of loan fees.
Changes in interest expense, net, were a result of the following:

•	$3.5 million decrease from our dispositions,

•	$0.7 million decrease from the surrender of two retail properties to the lenders in satisfaction of non-recourse debt in 2018,

•	$0.3 million decrease related to properties classified as same-property, and,

•	$2.3 million increase from a higher outstanding balance on our corporate term loan subsequent to December 31, 2018.
(Loss) gain on extinguishment of debt, net
During the year ended December 31, 2019, we recognized a loss on extinguishment of debt of $2.9 million related to the loan pay-offs on two retail properties disposed of, comprising a $2.7 million prepayment penalty and $0.2 million of loan fee write-offs.
During the year ended December 31, 2018, we recognized a gain on extinguishment of debt, net, of $9.1 million as a result of the following:

•
$10.8 million gain related to the surrender of Stonecrest Marketplace and a $1.7 million gain related to the surrender of Bellerive Plaza (both to their lenders in satisfaction of non-recourse debt), and,

•	$3.3 million loss related to the loan pay-offs on four retail properties at disposition as a result of $3.1 million in prepayment penalties.
Provision for asset impairment
During the year ended December 31, 2019, we identified one retail property that had a reduction in its expected hold period. As a result, we recorded a provision for asset impairment of $2.4 million as the fair value (based on the agreed upon price) in the purchase contract being lower than the property's carrying value. This property was sold in 2019.
During the year ended December 31, 2018, we identified three retail properties that had reductions in their expected holding periods. As a result, we recorded an additional provision for asset impairment of:

•	$0.8 million on the disposal of one retail property in 2018, and

•
$2.7 million on two retail properties as a result of the fair value (the agreed upon price with the buyers) in the sales contracts being lower than the properties' carrying values during the year ended December 31, 2018. These properties were sold in 2018.

Gain on sale and transfer of investment properties, net
During the year ended December 31, 2019, we recognized a gain of $62.0 million on the sale of ten retail properties.
During the year ended December 31, 2018, we recognized a gain on sale and transfer of investment properties, net, of $95.1 million as a result of the following:

•	$93.1 million net gain on the sale of 14 retail properties,

•	$1.8 million gain on transfer of assets, net, related to the surrender of Stonecrest Marketplace and Bellerive Plaza to the lender, and,

•	$0.2 million gain related to the completion of a partial condemnation at one retail property.
Equity in earnings (losses) and (impairment), net, of unconsolidated entities
During the year ended December 31, 2019, we recognized equity in earnings, net, of unconsolidated entities of $1.0 million as a result of net income from property operations within the IAGM joint venture.
During the year ended December 31, 2018, we recognized equity in earnings (losses) and (impairment), net, of unconsolidated entities of $31.4 million as a result of the following:

•	$29.9 million other-than-temporary impairment on DRV due to a reduction in the expected hold period of the joint venture, and,

•
$2.0 million equity in losses as a result of a net loss in property operations within the IAGM joint venture, including our $0.8 million share of a provision for asset impairment on three retail properties and our $0.3 million share of losses on the sale of two retail properties.

Net loss from discontinued operations
During the year ended December 31, 2019, we recognized $25.5 million relating to indemnity claims from the sale of our student housing business, which was sold in June 2016.
Net Operating Income
We evaluate the performance of our wholly-owned and consolidated retail properties based on modified NOI. Modified NOI reflects income from operations excluding lease termination income and GAAP rent adjustments (such as straight-line rent, above/below market lease amortization and amortization of lease incentives). We believe modified NOI, same-property modified NOI, and modified NOI from other investment properties, each of which are supplemental non-GAAP financial measures, provide added comparability across periods when evaluating the financial condition and operating performance that is not readily apparent from "Operating income" or "Net income" in accordance with GAAP.
Comparison of same-property results for the years ended December 31, 2019 and 2018
A total of 44 wholly-owned retail properties met our same-property criteria for the years ended December 31, 2019 and 2018. Modified NOI from other investment properties in the table below for the years ended December 31, 2019 and 2018 includes retail properties that did not meet our same-property criteria. The following table represents the reconciliation of net income, the most directly comparable GAAP measure, to Modified NOI and same-property modified NOI for the years ended December 31, 2019 and 2018.

	Year ended December 31,		Increase (Decrease)
	2019	2018		Variance
Net income	$38,399	$83,849	$(45,450)	(54.2)%
Adjustments to reconcile to non-GAAP metrics:
Net loss from discontinued operations	25,500	—	25,500	—%
Income tax expense	1,102	30	1,072	3,573.3%
Realized and unrealized gains on marketable securities, net	—	(244)	244	(100.0)%
Equity in (earnings) losses and impairment, net, of unconsolidated entities	(957)	31,393	(32,350)	(103.0)%
Interest expense, net	22,717	24,943	(2,226)	(8.9)%
Loss (gain) on extinguishment of debt, net	2,901	(9,103)	12,004	(131.9)%
Gain on sale and transfer of investment properties, net	(62,011)	(95,097)	33,086	(34.8)%
Interest, dividend and other income	(2,486)	(2,494)	8	(0.3)%
Provision for asset impairment	2,359	3,510	(1,151)	(32.8)%
Depreciation and amortization	97,429	100,593	(3,164)	(3.1)%
General and administrative expenses	35,361	35,267	94	0.3%
Other fee income	(3,856)	(4,390)	534	(12.2)%
Adjustments to modified NOI (a)	(10,830)	(10,655)	(175)	1.6%
Modified NOI	145,628	157,602	(11,974)	(7.6)%
Modified NOI from other investment properties (b)	(37,294)	(53,352)	16,058	(30.1)%
Same-property modified NOI	$108,334	$104,250	$4,084	3.9%

(a)	Adjustments to modified NOI include termination fee income and GAAP rent adjustments (such as straight-line rent, above/below market lease amortization and amortization of lease incentives).

(b)	Modified NOI from other investment properties for the years ended December 31, 2019 and 2018 includes retail properties that did not meet our same-property criteria.
Comparison of the components of same-property modified NOI for the years ended December 31, 2019 and 2018

	Year ended December 31,		Increase
	2019	2018		Variance
Lease income, net	$156,983	$152,384	$4,599	3.0%
Other property income	1,255	567	688	121.3%
	158,238	152,951	5,287	3.5%
Property operating expenses	23,720	23,565	155	0.7%
Real estate taxes	26,184	25,136	1,048	4.2%
	49,904	48,701	1,203	2.5%
Same-property modified NOI	$108,334	$104,250	$4,084	3.9%
Same-property modified NOI increased by $4.1 million, or 3.9%, when comparing the year ended December 31, 2019, to the same period in 2018. Approximately $3.0 million of this increase in modified NOI is attributed to base rent increases resulting from leasing previously unoccupied space and achieving more favorable rent terms with tenants. The remaining increase is the result of an increase in other property income of $0.7 million which was offset by an increase of $1.7 million in non-recoverable operating expenses. Included in the $4.1 million increase is $1.1 million related to the strategic acquisition of an adjacent portion of an existing shopping center that expanded GLA at a property classified as same-property.
Funds From Operations
The National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a standard known as Funds From Operations ("FFO"). Our FFO, based on the NAREIT definition, is net income (or loss) in accordance with GAAP excluding gains (or losses) resulting from dispositions of properties, plus depreciation and amortization and impairment charges on depreciable real property, after adjustments for unconsolidated partnerships and joint ventures in which we hold an interest. We have adopted the NAREIT definition in our calculation of FFO Applicable to Common Shares because management considers FFO a widely accepted and appropriate non-GAAP measure of performance for REITs.

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
Modified Funds From Operations ("Modified FFO") is an additional financial measure we use because FFO includes certain non-comparable items that affect our performance over time. We define Modified FFO as FFO Applicable to Common Shares excluding the impact of discrete non-operating transactions and other events, which we do not deem representative of the comparable operating results of our multi-tenant retail platform.
We believe FFO Applicable to Common Shares provides a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, acquisition and development activities, and financing costs. This provides a perspective of our financial performance that is not immediately apparent from net income determined in accordance with GAAP. We believe that Modified FFO extends that perspective and is helpful in assisting management and investors in assessing the sustainability of operating performance in future periods by excluding items that may cause short-term fluctuations in net income but have no impact on operating cash flows.
FFO and Modified FFO are intended to be neither a substitute for "net income" nor a substitute for "cash flows from operating activities" as determined by GAAP. Other REITs may use alternative methodologies for calculating similarly titled measures, which may not be comparable to our calculation of FFO Applicable to Common Shares or Modified FFO Applicable to Common Shares.
FFO Applicable to Common Shares and Modified FFO Applicable to Common Shares are calculated as follows:

	Year ended December 31,
	2019	2018
Net income	$38,399	$83,849
Depreciation and amortization related to investment properties	94,322	96,666
Our share of depreciation and amortization recognized in equity in earnings (losses) and (impairment), net, of unconsolidated entities	11,074	11,551
Provision for asset impairment	2,359	3,510
Our share of provision for asset impairment recognized in equity in earnings (losses) and (impairment), net, of unconsolidated entities	794	31,953
Gain on sale and transfer of investment properties, net	(62,011)	(95,097)
Our share of losses from property dispositions recognized in equity in earnings (losses) and (impairment), net, of unconsolidated entities	307	2,274
FFO Applicable to Common Shares	$85,244	$134,706
Realized and unrealized gains on marketable securities, net	—	(244)
Loss (gain) on extinguishment of debt, net	2,901	(9,103)
Amortization of mark to market debt, premium, and discount, net	(202)	(202)
Amortization of above and below-market leases and lease inducements, net	(6,148)	(5,347)
Depreciation and amortization of corporate assets	3,107	3,927
Straight-line rent adjustment, net	(3,464)	(4,262)
Our share of straight-line rent adjustment, net, recognized in equity in earnings (losses) and (impairment), net, of unconsolidated entities	(52)	(538)
Stock-based compensation, net	5,541	4,330
Provision for indemnification claims in discontinued operations	25,500	—
Modified FFO Applicable to Common Shares	$112,427	$123,267

Critical Accounting Policies and Estimates
General
The accompanying consolidated financial statements have been prepared in accordance with GAAP, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, judgments and assumptions are required in a number of areas, including, but not limited to, evaluating the impairment of long-lived assets, allocating the purchase price of acquired retail properties, determining the fair value of debt and evaluating the collectability of accounts receivable. We base these estimates, judgments and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.
Consolidation
We evaluate our investments in LLCs and LPs to determine whether each such entity may be a VIE. The accounting standards related to the consolidation of VIEs require qualitative assessments to determine whether we are the primary beneficiary. Determination of the primary beneficiary is based on whether we have (i) power to direct significant activities of the VIE and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. We consolidate a VIE if we are deemed to be the primary beneficiary. The equity method of accounting is applied to entities in which we are not the primary beneficiary, or the entity is not a VIE and we do not have control, but can exercise influence over the entity with respect to its operations and major decisions. Our ability to correctly assess control over an entity affects the presentation of these investments in our consolidated financial statements.
Revenue Recognition
Lease Income
Fixed consideration, generally consisting of minimum lease payments, is recognized on a straight-line basis over the term of each lease. The cumulative difference between fixed consideration recognized on a straight-line basis and the cash payments due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable on the consolidated balance sheets.
We commence revenue recognition on leases when the lessee takes possession of, or controls the physical use of, the leased asset, unless the lessee is constructing improvements for which we are deemed to be the owner for accounting purposes. If we are deemed the owner for accounting purposes, the leased asset is the finished space and revenue recognition commences when the lessee takes possession of it, typically when the improvements are substantially complete. Alternatively, if the lessee is deemed to be the owner of the improvements for accounting purposes, then the leased asset is the unimproved space, and any tenant improvement allowances funded under the lease are treated as lease incentives which reduce lease income recognized over the lease term, and we commence revenue recognition when the lessee takes possession of the unimproved space.
The determination of who owns the tenant improvements, for accounting purposes, is based on contractual rights and subject to judgment. In making that judgment, no one factor is determinative. We routinely consider:

•	whether the lease stipulates how and on what a tenant improvement allowance may be spent;

•	whether the tenant is required to provide evidence supporting the cost of improvements prior to reimbursement;

•	whether the tenant or landlord retains legal title to the improvements;

•	the uniqueness of the improvements;

•	the expected economic life of the tenant improvements relative to the length of the lease; and

•	who constructs or directs the construction of the improvements.
Sale of Real Estate
We derecognize real estate and recognize a gain or loss when a contract exists and control of the property has transferred to the buyer. Control of the property, including controlling financial interest, is generally considered to transfer upon closing through transfer of the legal title and possession of the property, at which point we recognize a gain or loss equal to the difference between the transaction price and the carrying amount of the property.

Acquisition of Real Estate
We evaluate the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive income. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and amortized over the useful life of the acquired assets.
We allocate the purchase price of real estate to land, building, other building improvements, tenant improvements, intangible assets and liabilities (such as the value of above- and below-market leases, in-place leases and origination costs associated with in-place leases). The values of above- and below-market leases are recorded as intangible assets, net, and intangible liabilities, net, respectively, on the consolidated balance sheets, and are amortized as either a decrease (in the case of above-market leases) or an increase (in the case of below-market leases) to rental income over the remaining term of the associated tenant lease. The values, if any, associated with in-place leases are recorded in intangible assets, net on the consolidated balance sheets and are amortized to depreciation and amortization expense on the consolidated statements of operations and comprehensive income over the remaining lease term.
The difference between the contractual rental rates and our estimate of market rental rates is measured over a period equal to the remaining non-cancelable term of the leases plus the term of any below-market renewal options. For the amortization period, the remaining term of leases with renewal options at terms below market reflect the assumed exercise of such below-market renewal options, if reasonably assured.
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
We perform, with the assistance of a third-party valuation specialist, the following procedures for assets acquired:

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

Impairment of Long Lived Assets
We assess the carrying values of the long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable, such as a reduction in the expected holding period of the asset. If it is determined that the carrying value is not recoverable because the expected undiscounted cash flows do not exceed that carrying value, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value. The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on our continuous process of analyzing each property's economic condition at a point in time and reviewing assumptions about uncertain inherent factors, including observable inputs such as contractual revenues and unobservable inputs such as forecasted revenues and expenses, estimated net disposition proceeds, and discount rate. These unobservable inputs are based on market conditions and our expected growth rates.
However, assumptions and estimates about future cash flows and capitalization rates are complex and subjective. Changes in economic and operating conditions and in our ultimate investment intent that occur subsequent to the impairment analyses could impact these assumptions and result in additional impairment of the investment properties.

Periodically, we assesses whether there are any indicators that the carrying value of our investments in unconsolidated entities may be other-than-temporarily impaired. To the extent other-than-temporary impairment has occurred, the loss is measured as the excess of the carrying value of the investment over the estimated fair value of the investment. The estimated fair value of the investment is generally derived from the cash flows generated from the investee's underlying real property investments.
Real Estate Capitalization and Depreciation
Real estate is reflected at cost less accumulated depreciation within investment property on the consolidated balance sheets. Ordinary repairs and maintenance are expensed as incurred.
Depreciation expense is computed using the straight line method. Buildings are depreciated based upon an estimated useful life of 30 years, and 5-15 years for furniture, fixtures and equipment and site improvements. Finance lease assets are generally amortized using the straight-line method over the lease term. Finance lease asset amortization is included in depreciation and amortization on the consolidated statements of operations and comprehensive income.
Tenant improvements are amortized on a straight-line basis over the lesser of the life of the tenant improvement or the lease term and is included in depreciation and amortization on the consolidated statements of operations and comprehensive income.
Direct and indirect costs that are clearly related to the construction and improvements of investment properties are capitalized. Costs incurred for property taxes and insurance are capitalized during periods in which activities necessary to prepare the property for its intended use are in progress. Interest costs are also capitalized during such periods.
Income Taxes
We qualify and have elected to be taxed as a REIT under the Code for federal income tax purposes commencing with the tax year ended December 31, 2005. Since we qualify for taxation as a REIT, we generally are not subject to federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders. If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to federal and state income tax on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth and federal income and excise taxes on our undistributed income. We have elected to treat certain of our consolidated subsidiaries, and may in the future elect to treat newly formed subsidiaries, as TRSs pursuant to the Code. Among other activities, TRSs may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates.
Liquidity and Capital Resources
Development, Re-development, Capital Expenditures and Leasing Activities
The following table summarizes capital resources used through development and re-development, capital expenditures and leasing activities at the Company's retail properties owned during the year ended December 31, 2019. These costs are classified as cash used in capital expenditures and tenant improvements on the consolidated statements of cash flows for the year ended December 31, 2019.

	Development and Re-development		Capital Expenditures	Leasing		Total
Direct costs	$5,181	(a)	$11,384	$5,457	(c)	$22,022
Indirect costs	1,346	(b)	1,489	—		2,835
Total	$6,527		$12,873	$5,457		$24,857

(a)	Direct development and re-development costs relate to construction of buildings at our retail properties.

(b)	Indirect development and re-development costs relate to the capitalized interest, real estate taxes, insurance and payroll attributed to improvements at our retail properties.

(c)	Direct leasing costs relate to improvements to a tenant space that are either paid directly by or reimbursed to the tenants.

Short-Term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds are to pay our operating, corporate, and transaction readiness expenses, as well as property capital expenditures, to make distributions to our stockholders, and to pay interest and principal on our indebtedness. We expect to meet our short-term liquidity requirements from cash flows from operations, distributions from our joint venture investment, sales of our retail properties and available capacity on our revolving credit agreements.
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
Our primary sources and uses of capital are as follows:
Sources

•	Operating cash flows from our real estate investments, which consists of our retail properties;

•	Distributions from our joint venture investment;

•	Proceeds from sales of properties;

•	Proceeds from mortgage loan borrowings on properties;

•	Proceeds from corporate borrowings; and

•	Proceeds from interest earned on cash and cash equivalents.
Uses

•	To pay our operating expenses;

•	To make distributions to our stockholders;

•	To service or pay down our debt;

•	To invest in properties and portfolios of properties;

•	To fund development, re-development, maintenance and capital expenditures or leasing investments; and

•	To repurchase our common stock.
We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity through cash purchases or exchanges for other securities. Such purchases or exchanges, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. The amounts involved may be material.
Summary of Cash Flows

	Year ended December 31,		Increase (Decrease)
	2019	2018
Cash provided by operating activities	$106,008	$124,657	$(18,649)
Cash (used in) provided by investing activities	(41,797)	175,414	(217,211)
Cash used in financing activities	(68,316)	(207,096)	138,780
(Decrease) increase in cash and cash equivalents	(4,105)	92,975	(97,080)
Cash, cash equivalents, and restricted cash at beginning of year	264,853	171,878	92,975
Cash, cash equivalents, and restricted cash at end of year	$260,748	$264,853	$(4,105)
Cash provided by operating activities of $106.0 million and $124.7 million for the years ended December 31, 2019 and 2018, respectively, was generated primarily from income from property operations and operating distributions from unconsolidated entities. Cash provided by operating activities decreased $18.6 million when comparing the year ended December 31, 2019, to the same period in 2018 primarily as a result of general fluctuations in working capital and the disposition of 24 retail properties and transfer of two retail properties since January 1, 2018, which was partially offset by the acquisition of ten retail properties since January 1, 2018.
Cash used in investing activities of $41.8 million for the year ended December 31, 2019, was primarily the result of:

•	$359.1 million for acquisitions of investment properties,

•	$17.8 million for capital expenditures and tenant improvements,

•	$7.1 million for investment in development projects,

•	$5.6 million for lease commissions and other leasing costs,

•	$30.0 million to settle the UHC claims as described in "Note 12. Commitments and Contingencies" of the consolidated financial statements, partially offset by cash provided of

•	$346.7 million from net proceeds received from the sale of investment properties,

•	$30.0 million received from the sale of an unconsolidated entity, and,

•	$1.1 million from cash inflows from other investing activities.
Cash provided by investing activities of $175.4 million for the year ended December 31, 2018, was primarily the result of:

•	$430.5 million from net proceeds received from the sale of investment properties,

•	$2.7 million received from net cash inflows from other investing activities, partially offset by cash used of

•	$220.8 million for acquisitions of investment properties,

•	$27.2 million for capital expenditures and tenant improvements,

•	$3.8 million for investment in development projects, and

•	$6.0 million for lease commissions and other leasing costs.
Cash used in financing activities of $68.3 million for the year ended December 31, 2019, was primarily the result of:

•	$111.0 million for pay-offs of debt, debt prepayment penalties, principal payments of mortgage debt, and payment of loan fees and other deposits,

•	$20.4 million for the repurchase of common stock under our share repurchase plan,

•	$53.3 million to pay distributions,

•	$1.4 million for the payment of tax withholding for share-based compensation,

•	$0.2 million for the payment of finance lease liabilities, partially offset by cash provided of

•	$118.0 million from proceeds received from debt related to the Term Loan Agreement.
Cash used in financing activities of $207.1 million for the year ended December 31, 2018, was primarily the result of:

•	$231.9 million for pay-offs of debt, debt prepayment penalties, principal payments of mortgage debt, and payment of loan fees and other deposits,

•	$98.4 million for the 2018 Offer,

•	$54.2 million to pay distributions,

•	$1.6 million for the payment of tax withholding for share-based compensation,

•	$0.3 million for the payment of finance lease liabilities, partially offset by cash provided of

•	$179.3 million from proceeds from debt related to the Term Loan Agreement.
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
Acquisitions and Dispositions of Real Estate Investments
In 2019, we acquired seven retail properties and a building and two retail parcels adjacent to three existing retail properties. In 2018, we acquired three retail properties, including one retail property classified as a consolidated VIE, and the acquisition of two retail parcels adjacent to two existing retail properties. These acquisitions were funded with available cash, disposition proceeds, and mortgage indebtedness. During the years ended December 31, 2019 and 2018, we invested net cash of approximately $359.1 million and $220.8 million, respectively, for these acquisitions.
In 2019, we disposed of ten retail properties. In 2018, we disposed of 16 retail properties, including the surrender of two properties to their respective lenders in satisfaction of non-recourse debt, and completed a partial condemnation at one retail property for an aggregate gross disposition price of $466.2 million.
Distributions
During the year ended December 31, 2019, we declared cash distributions to our stockholders totaling $53.5 million and paid cash distributions of $53.3 million.
As we execute on our retail strategy, the Board evaluated and expects to continue to evaluate our distribution rate on a periodic basis. See "Part I. Item 1. Business - Current Strategy and Outlook" for more information regarding our retail strategy. The following table presents a historical summary of distributions declared, paid and reinvested.

	Year ended December 31,
	2019	2018	2017	2016	2015
Distributions declared	$53,473	$53,782	$53,758	$83,633	$138,614
Distributions paid	53,250	54,194	53,358	98,606	146,510
Distributions reinvested	50	—	—	—	—
Share Repurchase Program
On November 1, 2019, we adopted the Share Repurchase Program, authorizing redemption of the Company's shares of common stock, subject to certain conditions and limitations, to provide limited liquidity to qualifying stockholders. Our obligation to repurchase any shares under the Share Repurchase Program was conditioned upon our having sufficient funds available to complete the repurchase. The repurchase price per share for all stockholders is equal to a 25% discount to the most recent estimated NAV per share of our common stock established by our Board, which was $3.14 per share as of May 1, 2019. During the year ended December 31, 2019, 8,517,605 shares were repurchased in connection with the Share Repurchase Program. The price per share for all shares repurchased was $2.355.
Amended and Restated Distribution Reinvestment Plan
On November 1, 2019, we began offering shares of our common stock to our existing stockholders pursuant to the DRP. Under the DRP, stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock into additional shares of our common stock in lieu of receiving cash distributions. In accordance with the DRP, participants may acquire shares of common stock at a 25% discount to the most recent estimated NAV per share of our common stock established by our Board, which was $3.14 per share as of May 1, 2019. In connection with the DRP, in January 2020, we sold a total of 21,249 shares and generated $0.05 million in gross offering proceeds under the DRP.
Borrowings
Mortgages Payable, Maturities
The following table shows the scheduled maturities for the Company's mortgages payable as of December 31, 2019, for each of the next five years and thereafter:

	Maturities during the year ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Mortgages payable	$41,000	$—	$49,788	$40,933	$15,700	$28,630	$176,051
Credit agreements, maturities
The following table shows the Company's outstanding borrowings under its unsecured term loans as of December 31, 2019.

	Principal Balance	Interest Rate	Maturity Date
$250.0 million 5 year - swapped to fixed rate (a)	$100,000	2.6795%	December 21, 2023
$250.0 million 5 year - swapped to fixed rate (a)	100,000	2.6795%	December 21, 2023
$250.0 million 5 year - variable rate (b)	50,000	2.8911%	December 21, 2023
$150.0 million 5.5 year - swapped to fixed rate (a)	50,000	2.6915%	June 21, 2024
$150.0 million 5.5 year - swapped to fixed rate (a)	50,000	2.6990%	June 21, 2024
$150.0 million 5.5 year - variable rate (b)	50,000	2.8911%	June 21, 2024
Total unsecured term loans	$400,000

(a)
During the third quarter of 2019, the Company entered into four interest rate swap agreements which effectively replaced the two interest rate swaps which terminated on December 1, 2019. Of the four new interest rate swap agreements, two have a notional amount of $100,000, an effective date of December 2, 2019, a termination date of December 21, 2023, and achieve a fixed interest rate of 2.6795%. The other two interest rate swap agreements each have a notional amount of $50,000, an effective date of December 2, 2019, a termination date of June 21, 2024, and achieve fixed interest rates of 2.6915% and 2.6990%.

(b)	Interest rate reflects 1-Month LIBOR plus 1.20% effective December 2, 2019.
Off Balance Sheet Arrangements
The Company does not have off balance sheet arrangements other than its joint venture, IAGM, as disclosed in "Part IV. Item 8. Note 6. Investment in Consolidated and Unconsolidated Entities."
Contractual Obligations
We have obligations related to our mortgage loans, term loan, and revolving credit facility as described in "Note 8. Debt" in the consolidated financial statements. The unconsolidated entity in which we have an investment has third party mortgage debt of $258.8 million at December 31, 2019, as described in "Note 6. Investment in Consolidated and Unconsolidated Entities" in the consolidated financial statements. It is anticipated that our unconsolidated entity will be able to repay or refinance all of its debt on a timely basis.
The following table presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations and lease agreements. It excludes third-party debt associated with our unconsolidated entity and debt discounts that are not future cash obligations as of December 31, 2019.

	Payments due by year ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Long term debt:
Fixed rate debt, principal (a)	$41,000	$—	$49,788	$240,933	$115,700	$28,630	$476,051
Variable rate debt, principal	—	—	—	50,000	50,000	—	100,000
Interest	16,961	16,670	14,913	12,765	3,385	744	65,438
Total long term debt	57,961	16,670	64,701	303,698	169,085	29,374	641,489
Operating lease obligations (b)	586	469	442	454	469	40	2,460
Finance lease obligations (c)	493	480	279	21	—	—	1,273
Grand total	$59,040	$17,619	$65,422	$304,173	$169,554	$29,414	$645,222

(a)	Includes $300.0 million of variable rate unsecured term loan debt that has been swapped to a fixed rate as of December 31, 2019.

(b)	Includes leases on corporate office spaces.

(c)	Includes contracts for property improvements which have been deemed to contain finance leases.
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
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of December 31, 2019, our debt included outstanding variable-rate term loans of $400.0 million, of which $300.0 million has been swapped to a fixed rate. If market rates of interest on all variable rate debt as of December 31, 2019, permanently increased and decreased by 1%, the annual increase and decrease in interest expense on the variable-rate debt and future earnings and cash flows would be $1.0 million.
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
In July 2017, the Financial Conduct Authority ("FCA"), which regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that best represents the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. The ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR, and organizations are currently working on industry wide and company specific transition plans as they relate to derivatives and cash markets exposed to USD-LIBOR. The Company is not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest costs could change.
The following table summarizes the Company's four effective interest rate swaps as of December 31, 2019:

Variable Rate Debt Swapped to Fixed Rate Debt	Effective Date	Termination Date	Bank Pays Variable Rate of	InvenTrust Pays Fixed Rate of	Notional Amount as of December 31, 2019	Fair Value as of
						December 31, 2019	December 31, 2018
5 year - fixed portion	Dec 2, 2019	Dec 21, 2023	1-Month LIBOR	1.4795%	$100,000	$341	$—
5 year - fixed portion	Dec 2, 2019	Dec 21, 2023	1-Month LIBOR	1.4795%	100,000	199	—
5.5 year - fixed portion	Dec 2, 2019	Jun 21, 2024	1-Month LIBOR	1.4915%	50,000	342	—
5.5 year - fixed portion	Dec 2, 2019	Jun 21, 2024	1-Month LIBOR	1.4990%	50,000	175	—
Total fixed of unsecured term loans					$300,000	$1,057	$—
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
Item 9A. Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act, our management, including our Principal Executive Officer and our Principal Financial Officer evaluated as of December 31, 2019, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2019, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Principal Executive Officer and our Principal Financial Officer as appropriate to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated as of December 31, 2019, the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2019.
The rules of the SEC do not require us to have, and this Annual Report on Form 10-K does not include, an attestation report of an independent registered public accounting firm regarding internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is included under the heading "Executive Officers of the Registrant" in Item 1 of this Annual Report. Information regarding our directors and corporate governance under the following captions in our Proxy Statement for our annual meeting of stockholders to be held on May 7, 2020, is incorporated by reference herein.
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
Equity Compensation Plan Information
The following table provides information regarding our equity compensation plans as of December 31, 2019.

	I	II
Equity compensation plans not approved by security holders:	Number of Shares or Share Units Issuable Upon Vesting of Outstanding RSU Awards and Share Unit Awards (a)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column I) (b)
InvenTrust Properties Corp. 2015 Incentive Award Plan (c)	2,685,333	21,213,679

(a)
Represents RSU Awards outstanding under the Incentive Award Plan and Annual Share Unit Awards and Contingency Share Unit Awards outstanding under the Inland American Real Estate Trust, Inc. 2014 Share Unit Plan, which we refer to as the Retail Plan, as of December 31, 2019. The number of share units subject to each share unit award reflects the value of the award and does not necessarily correspond to an equivalent number of shares of common stock of the Company.

(b)	Includes shares of common stock available for future grants under the Incentive Award Plan as of December 31, 2019.

(c)	The weighted average grant date price per share of common stock underlying the unvested restricted stock units based on total outstanding restricted stock units as of December 31, 2019, was $3.14.

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

3.2	Second Amended and Restated Bylaws of InvenTrust Properties Corp. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on November 9, 2017)
4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the SEC on July 31, 2007 (file number 333-139504))

4.2
Third Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix A to the prospectus dated November 1, 2019 included in Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (No. 333-172862) filed November 1, 2019)

10.1
Amended and Restated Master Management Agreement, dated as of March 12, 2014, by and between Inland American Real Estate Trust, Inc. and Inland American Retail Management LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 13, 2014)

10.2
Amended and Restated Master Management Agreement, dated as of March 12, 2014, by and between Inland American Real Estate Trust, Inc. and Inland American Office Management LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 13, 2014)

10.3
Amended and Restated Master Management Agreement, dated as of March 12, 2014, by and between Inland American Real Estate Trust, Inc. and Inland American Industrial Management LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 13, 2014)

10.4
Articles of Association of Oak Real Estate Association by and among Inland Real Estate Corporation, Inland Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc. and Inland American Real Estate Trust, Inc., dated September 29, 2006 (incorporated by reference to Exhibit 10.139 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on November 7, 2006)

10.5
Operating Agreement of Oak Property and Casualty L.L.C. by and among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc. and Inland American Real Estate Trust, Inc, dated September 29, 2006 (incorporated by reference to Exhibit 10.140 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on November 7, 2006)

10.6
Oak Property and Casualty L.L.C. Membership Participation Agreement by and among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc., and Oak Property and Casualty L.L.C. dated September 29, 2006 (incorporated by reference to Exhibit 10.141 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on November 7, 2006)

10.7
Indemnity Agreement, dated as of August 8, 2014, by and between Inland American Real Estate Trust, Inc., and Xenia Hotels & Resorts, Inc., and Inland American Lodging Group, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on August 14, 2014)

10.8.5^
Separation and Consulting Agreement, dated as of September 6, 2017, between InvenTrust Properties Corp. and David F. Collins (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 7, 2017)

10.8.6^
First Amendment to Separation and Consulting Agreement, dated as of December 8, 2017, between InvenTrust Properties Corp. and David F. Collins (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on December 11, 2017)

10.8.7^
Second Amendment to Separation and Consulting Agreement, dated as of October 5, 2018, between InvenTrust Properties Corp. and David F. Collins (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on October 9, 2018)

10.8.8^	Employment Offer Letter, dated as of May 10, 2018, by and between InvenTrust Properties Corp. and Ivy Greaner
10.8.9^
Severance Agreement and General Release, dated as of August 27, 2018, by and between Michael E. Podboy and InvenTrust Properties Corp. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on August 27, 2018)

10.8.10^
Employment Offer Letter, dated as of June 20, 2019, by and between InvenTrust Properties Corp. and Daniel J. Busch (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q as filed by the Registrant on August 8, 2019)

10.9
Asset Purchase Agreement, dated as of September 17, 2014, by and among Inland American Real Estate Trust, Inc., IHP I Owner JV, LLC, IHP West Homestead (PA) Owner LLC and Northstar Realty Finance Corp. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 22, 2014)

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

10.10.9^	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 10, 2017)
10.10.10^	InvenTrust Properties Corp. Director Compensation Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 10, 2017)
10.10.11^	InvenTrust Properties Corp. Executive Severance and Change of Control Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant on July 13, 2018)
10.10.12^	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on May 14, 2019)
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

21.1*	Subsidiaries of the Registrant
23.1*	Consent of KPMG LLP
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Second Amended and Restated Share Repurchase Program (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed November 1, 2019)
101
The following financial information from our Annual Report for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 21, 2020, is formatted in Extensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text).

*	Filed as part of this Annual Report
^	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INVENTRUST PROPERTIES CORP.

By:	/s/ Thomas P. McGuinness
Name:	Thomas P. McGuinness
President and Chief Executive Officer (Principal Executive Officer)
Date:	February 21, 2020
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Thomas P. McGuinness	President and Chief Executive Officer (Principal Executive Officer)	February 21, 2020
Name:	Thomas P. McGuinness

By:	/s/ Daniel J. Busch	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 21, 2020
Name:	Daniel J. Busch

By:	/s/ Adam M. Jaworski	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2020
Name:	Adam M. Jaworski

By:	/s/ Stuart Aitken	Director	February 21, 2020
Name:	Stuart Aitken

By:	/s/ Amanda Black	Director	February 21, 2020
Name:	Amanda Black

By:	/s/ Thomas F. Glavin	Director	February 21, 2020
Name:	Thomas F. Glavin

By:	/s/ Scott A. Nelson	Director	February 21, 2020
Name:	Scott A. Nelson

By:	/s/ Paula J. Saban	Director	February 21, 2020
Name:	Paula J. Saban

By:	/s/ Michael A. Stein	Director	February 21, 2020
Name:	Michael A. Stein

By:	/s/ Julian E. Whitehurst	Director	February 21, 2020
Name:	Julian E. Whitehurst

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of InvenTrust Properties Corp. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Chicago, Illinois
February 21, 2020

INVENTRUST PROPERTIES CORP.

Consolidated Balance Sheets
(in thousands, except share amounts)

	As of December 31,
	2019	2018
Assets
Investment properties
Land	$572,353	$558,817
Building and other improvements	1,628,486	1,670,678
Construction in progress	4,052	12,788
Total	2,204,891	2,242,283
Less accumulated depreciation	(246,702)	(286,330)
Net investment properties	1,958,189	1,955,953
Cash and cash equivalents	255,069	260,131
Restricted cash	5,679	4,722
Investment in unconsolidated entities	118,861	156,132
Intangible assets, net	116,360	108,005
Accounts and rents receivable, net	30,194	27,087
Deferred costs and other assets, net	22,836	23,976
Total assets	$2,507,188	$2,536,006

Liabilities
Debt, net	$572,850	$561,782
Accounts payable and accrued expenses	29,804	32,784
Distributions payable	13,252	13,029
Intangible liabilities, net	42,642	46,985
Other liabilities	29,039	29,112
Total liabilities	687,587	683,692
Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value per share, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value per share, 1,460,000,000 shares authorized, 720,807,884 shares issued and outstanding as of December 31, 2019 and 728,558,989 shares issued and outstanding as of December 31, 2018	721	729
Additional paid-in capital	5,568,707	5,585,758
Distributions in excess of accumulated net income	(3,750,884)	(3,735,810)
Accumulated comprehensive income	1,057	1,637
Total stockholders' equity	1,819,601	1,852,314
Total liabilities and stockholders' equity	$2,507,188	$2,536,006
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Income
Lease income, net	$220,653	$236,560	$246,242
Other property income	1,981	1,724	1,345
Other fee income	3,856	4,390	4,222
Total income	226,490	242,674	251,809

Operating expenses
Depreciation and amortization	97,429	100,593	95,345
Property operating expenses	31,944	34,822	35,656
Real estate taxes	34,232	35,205	35,566
General and administrative expenses	35,361	35,267	42,661
Total operating expenses	198,966	205,887	209,228

Other income (expense)
Interest, dividend and other income	2,486	2,494	3,941
Interest expense, net	(22,717)	(24,943)	(30,155)
(Loss) gain on extinguishment of debt, net	(2,901)	9,103	840
Provision for asset impairment	(2,359)	(3,510)	(27,754)
Gain on sale and transfer of investment properties, net	62,011	95,097	24,066
Equity in earnings (losses) and (impairment), net, of unconsolidated entities	957	(31,393)	(804)
Realized and unrealized gains on marketable securities, net	—	244	46,563
Total other income	37,477	47,092	16,697

Income before income taxes	65,001	83,879	59,278
Income tax expense	(1,102)	(30)	(1,324)
Net income from continuing operations	63,899	83,849	57,954
Net (loss) income from discontinued operations	(25,500)	—	3,839
Net income	$38,399	$83,849	$61,793

Weighted average number of common shares outstanding, basic	728,620,309	761,139,011	773,445,341
Weighted average number of common shares outstanding, diluted	729,384,149	762,065,474	774,600,479

Net income per common share, from continuing operations, basic and diluted	$0.09	$0.11	$0.07
Net loss per common share, from discontinued operations, basic and diluted	$(0.04)	$—	$—
Net income per common share, basic and diluted	$0.05	$0.11	$0.07

Distributions declared per common share outstanding	$0.07	$0.07	$0.07
Distributions paid per common share outstanding	$0.07	$0.07	$0.07

Comprehensive income
Net income	$38,399	$83,849	$61,793
Unrealized loss on marketable securities	—	—	(11,734)
Unrealized gain on derivatives	816	923	1,183
Reclassification for amounts recognized in net income	(1,396)	(956)	(46,563)
Comprehensive income	$37,819	$83,816	$4,679
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Equity
(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in excess of accumulated net income	Accumulated Comprehensive Income	Total
Beginning balance, January 1, 2017	773,304,997	$773	$5,676,639	$(3,786,943)	$59,059	$1,949,528
Net income	—	—	—	61,793		61,793
Unrealized gain on investment securities	—	—	—	—	(11,734)	(11,734)
Unrealized gain on derivatives	—	—	—	—	1,183	1,183
Reclassification for amounts recognized in net income	—	—	—	—	(46,563)	(46,563)
Distributions declared	—	—	—	(53,758)	—	(53,758)
Stock-based compensation, net	988,200	—	3,344	—	—	3,344
Refund of excess funds associated with 2016 tender offer	—	—	1,929	—	—	1,929
Ending balance, December 31, 2017	774,293,197	773	5,681,912	(3,778,908)	1,945	1,905,722
Impact of Accounting Standards Update ("ASU") No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities	—	—	—	275	(275)	—
Impact of ASU No. 2017-05 (a)	—	—	—	12,756	—	12,756
Adjusted balance at January 1, 2018	774,293,197	773	5,681,912	(3,765,877)	1,670	1,918,478
Net income	—	—	—	83,849	—	83,849
Unrealized gain on derivatives	—	—	—	—	923	923
Reclassification to interest expense, net	—	—	—	—	(956)	(956)
Distributions declared	—	—	—	(53,782)	—	(53,782)
Stock-based compensation, net	825,081	1	2,292	—	—	2,293
Repurchase of common stock through tender offer	(46,559,289)	(45)	(98,446)	—	—	(98,491)
Ending balance, December 31, 2018	728,558,989	729	5,585,758	(3,735,810)	1,637	1,852,314
Net income	—	—	—	38,399	—	38,399
Unrealized gain on derivatives	—	—	—	—	816	816
Reclassification to interest expense, net	—	—	—	—	(1,396)	(1,396)
Distributions declared	—	—	—	(53,473)	—	(53,473)
Stock-based compensation, net	766,500	1	3,324	—	—	3,325
Repurchase of common stock under share repurchase plan	(8,517,605)	(9)	(20,375)	—	—	(20,384)
Ending balance, December 31, 2019	720,807,884	$721	$5,568,707	$(3,750,884)	$1,057	$1,819,601

(a) See Note 6. Investments in Consolidated and Unconsolidated Entities.

See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$38,399	$83,849	$61,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,429	100,593	95,345
Amortization of above and below-market leases and lease inducements, net	(6,148)	(5,347)	(4,121)
Amortization of debt premiums, discounts, and financing costs, net	1,706	1,048	1,219
Straight-line rent adjustment, net	(3,464)	(4,262)	(2,202)
Provision for asset impairment	2,359	3,510	27,754
Gain on sale and transfer of investment properties, net	(62,011)	(95,097)	(34,181)
Loss (gain) on extinguishment of debt, net	2,901	(9,103)	(838)
Equity in (earnings) losses and impairment, net, of unconsolidated entities	(957)	31,393	804
Distributions from unconsolidated entities	8,228	8,032	2,443
Realized and unrealized gains on marketable securities, net	—	(244)	(46,563)
Stock-based compensation, net	5,541	4,330	3,355
Provision for indemnification claims	25,500	—	4,500
Changes in operating assets and liabilities:
Accounts and rents receivable, net	(3,510)	(218)	(1,048)
Deferred costs and other assets	(1,624)	1,426	2,051
Accounts payable and accrued expenses	(66)	2,499	5,561
Other liabilities	1,725	2,248	2,280
Net cash provided by operating activities	106,008	124,657	118,152
Cash flows from investing activities:
Purchase of investment properties	(329,493)	(205,462)	(539,242)
Acquired in-place and market lease intangibles, net	(29,602)	(15,369)	(50,207)
Capital expenditures and tenant improvements	(17,754)	(27,233)	(15,910)
Investment in development and re-development projects	(7,103)	(3,796)	(3,630)
Proceeds from the sale and transfer of investment properties, net	346,707	430,514	233,686
Proceeds from the sale of marketable securities, net	—	4,696	171,666
Proceeds from the sale of unconsolidated entity	30,000	—	—
Indemnification payment related to the sale of investment properties	(30,000)	—	—
Contributions to unconsolidated entities	—	(2,782)	(6,875)
Distributions from unconsolidated entities	—	745	1,592
Lease commissions and other leasing costs	(5,621)	(6,029)	(4,356)
Other assets	333	(127)	439
Other liabilities	736	257	3,749
Net cash (used in) provided by investing activities	(41,797)	175,414	(209,088)

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from financing activities:
Payment of tax withholdings for share-based compensation	$(1,397)	$(1,567)	$(2,192)
Repurchase of common stock under share repurchase plan	(20,384)	—	—
Repurchase of common stock through tender offer	—	(98,447)	—
Distributions to shareholders	(53,250)	(54,194)	(53,358)
Refund received of excess funds associated with 2016 tender offer	—	—	1,929
Proceeds from debt	118,000	179,333	—
Payoffs of debt	(106,041)	(221,358)	(104,032)
Debt prepayment penalties	(1,834)	(3,088)	—
Principal payments of mortgage debt	(2,692)	(1,924)	(1,390)
Payment of loan fees and deposits	(446)	(5,544)	(368)
Payment of finance lease liabilities	(272)	(307)	—
Net cash used in financing activities	(68,316)	(207,096)	(159,411)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(4,105)	92,975	(250,347)
Cash, cash equivalents, and restricted cash at beginning of year	264,853	171,878	422,225
Cash, cash equivalents, and restricted cash at end of year	$260,748	$264,853	$171,878

Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$255,069	$260,131	$162,747
Restricted cash	5,679	4,722	9,131
Cash, cash equivalents, and restricted cash at end of year	$260,748	$264,853	$171,878

Supplemental disclosure of cash flow information:
Cash flow disclosure, including non-cash investing and financing activities:
Cash paid for interest, net of capitalized interest of $101, $0, and $0 for 2019, 2018 and 2017, respectively	$21,259	$24,096	$31,196
Cash paid for income taxes, net of refunds of $498, $1,703, and $918 for 2019, 2018 and 2017, respectively	$446	$463	$625
Distributions payable to shareholders	$13,252	$13,029	$13,441
Recognition of partially deferred gains on property sales	$—	$12,756	$—
Accrued capital expenditures and tenant improvements	$1,180	$1,679	$1,593
Accrued investment in re-development projects	$329	$67	$—
Accrued lease commissions and other leasing costs	$136	$104	$376
Capitalized costs placed in service	$29,027	$17,786	$15,866
Gross issuance of shares for share-based compensation	$4,051	$4,319	$5,916

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
Purchase of investment properties:
Net investment properties	$332,148	$206,763	$582,660
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	37,103	21,631	69,617
Accounts payable and accrued expenses, lease intangibles, and other liabilities	(10,156)	(7,563)	(21,111)
Assumption of mortgage debt	—	—	(41,717)
Cash outflow for purchase of investment properties, net	359,095	220,831	589,449
Assumption of mortgage principal	—	—	41,000
Capitalized acquisition costs	(2,334)	(430)	(1,911)
Construction escrow accounts	—	975	1,649
Credits and other changes in cash outflow, net	9,003	1,224	3,238
Gross acquisition price of investment properties	$365,764	$222,600	$633,425

Sale and transfer of investment properties:
Net investment properties	$286,682	$382,241	$200,399
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	9,295	14,692	6,658
Accounts payable and accrued expenses, lease intangibles, and other liabilities	(9,189)	(13,035)	(5,047)
Debt extinguished through transfer of properties	—	(44,331)	(3,343)
Debt assumed by buyer through disposition of properties	—	(16,395)	—
Gain on sale and transfer of investment properties, net	62,011	95,097	34,181
(Loss) gain on extinguishment of debt, net	(2,092)	9,157	838
Debt prepayment penalties and defeasance costs	—	3,088	—
Proceeds from sale and transfer of investment properties, net	346,707	430,514	233,686
Assumption of mortgage principal by buyer	—	16,600	—
Surrender of mortgage escrows for transferred properties	—	2,160	6,024
Credits and other changes in cash inflow, net	11,093	16,901	4,356
Gross disposition price of investment properties	$357,800	$466,175	$244,066

See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

1. Organization
On October 4, 2004, InvenTrust Properties Corp. (the "Company") was incorporated as Inland American Real Estate Trust, Inc., as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust ("REIT") for federal tax purposes. The Company changed its name to InvenTrust Properties Corp. in April of 2015 and is focused on owning, managing, acquiring and developing a multi-tenant retail platform.
Unless otherwise noted, all amounts are stated in thousands, except share, per share and per square foot data. Number of properties and square feet are unaudited.
The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries and any consolidated variable interest entities ("VIEs"). Subsidiaries generally consist of limited liability companies ("LLCs") and limited partnerships ("LPs"). All significant intercompany balances and transactions have been eliminated.
Each retail property is owned by a separate legal entity that maintains its own books and financial records, and each separate legal entity's assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in "Note 8. Debt".
The Company believes it has a single reportable segment, multi-tenant retail, for disclosure purposes in accordance with U.S. generally accepted accounting principles ("GAAP"). As of December 31, 2019, the Company's wholly-owned investment properties consisted of 54 retail properties, with a gross leasable area ("GLA") of approximately 8.3 million square feet. As of December 31, 2018, the Company's wholly-owned or consolidated investment properties consisted of 58 retail properties, with a GLA of approximately 9.5 million square feet, which includes one retail property classified as a consolidated VIE, with a GLA of approximately 125,000 square feet. As of December 31, 2017, the Company's wholly-owned or consolidated investment properties consisted of 71 retail properties, with a GLA of approximately 12.4 million square feet, which includes two retail properties classified as consolidated VIEs, with a GLA of approximately 501,000 square feet.
In addition, as of December 31, 2019, the Company had an investment in one unconsolidated real estate joint venture which owned an interest in 11 retail properties with GLA of approximately 2.6 million square feet managed by the Company. As of December 31, 2018 and 2017, the Company had an investment in two unconsolidated real estate joint ventures, one of which owned an interest in 13 and 15 operating retail properties, respectively, with a GLA of approximately 2.6 million and 3.0 million square feet, respectively, managed by the Company. The other unconsolidated real estate joint venture owned development land in Sacramento, California. The Company has since liquidated its interest in that venture as disclosed in "Note 6. Investment in Consolidated and Unconsolidated Entities."

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

2. Basis of Presentation and Summary of Significant Accounting Policies
Estimates, Risks, and Uncertainties
The accompanying consolidated financial statements have been prepared in accordance with GAAP, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, judgments and assumptions are required in a number of areas, including, but not limited to, evaluating the impairment of long-lived assets, allocating the purchase price of acquired retail properties, determining the fair value of debt and evaluating the collectability of accounts receivable. The Company bases these estimates, judgments and assumptions on historical experience and various other factors that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates.
Reclassifications
As a result of the Company's adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 842, Leases, ("Topic 842"), lease income is presented on a combined basis. The Company has chosen to apply the combined presentation retrospectively to the years ended December 31, 2018 and 2017 by combining amounts previously reported as rental income and tenant recovery income and making certain other reclassifications to the consolidated statements of operations and comprehensive income.
The Company has made certain reclassifications to the consolidated statements of cash flows for the years ended December 31, 2018 and 2017 to conform to the 2019 presentation, including a $4,500 reclassification of the provision for indemnification claims recognized during the year ended December 31, 2017, as disclosed in "Note 12. Commitments and Contingencies," previously presented within the change in other operating liabilities. These reclassifications to the consolidated statements of cash flows for the years ended December 31, 2018 and 2017 are limited to changes in presentation and did not result in any change to overall cash flows from operating activities.
Consolidation
The Company evaluates its investments in LLCs and LPs to determine whether each such entity may be a VIE. The accounting standards related to the consolidation of VIEs require qualitative assessments to determine whether the Company is the primary beneficiary. Determination of the primary beneficiary is based on whether the Company has (i) power to direct significant activities of the VIE and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The Company consolidates a VIE if it is deemed to be the primary beneficiary. The equity method of accounting is applied to entities in which the Company is not the primary beneficiary, or the entity is not a VIE and the Company does not have control, but can exercise significant influence over the entity with respect to its operations and major decisions. The Company's ability to correctly assess control over an entity affects the presentation of these investments in the Company’s consolidated financial statements.
From time to time, the Company may enter into purchase agreements structured as a reverse like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code") ("Reverse 1031 Exchange") in order to acquire retail properties. For a Reverse 1031 Exchange in which the Company purchases a new asset that is similar in nature, character, or class prior to selling the asset to be matched in the like-kind exchange (the Company refers to a new asset being acquired in the Reverse 1031 Exchange prior to the sale of the related asset as a "Parked Asset"), legal title to the Parked Asset is held by a wholly-owned subsidiary (the "EAT Subsidiary") of an Exchange Accommodation Titleholder ("EAT") engaged to execute the Reverse 1031 Exchange until the sale transaction and the Reverse 1031 Exchange is completed.
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

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Revenue Recognition
Adoption of Topic 842
In conjunction with the adoption of Topic 842 on January 1, 2019, the Company elected the package of practical expedients which permitted the Company to not reassess: (1) whether any expired or existing contracts are, or contain leases; (2) the lease classification for any expired or existing leases; and (3) any initial direct costs for existing leases as of the effective date. Except as described below, the Company's accounting policies and resulting recognition of lease income remained substantially consistent with previous guidance. In addition, the Company has elected the practical expedient of not separating lease and non-lease components for all qualifying leases. In effect, this generally relieves the Company from the requirement to account for certain consideration under FASB ASC 606, Revenue from Contracts with Customers ("Topic 606"). As a result of the accounting policy election, all income arising from leases is presented on a combined basis as lease income, net on the consolidated statements of operations and comprehensive income.
Beginning on January 1, 2019, the provision for estimated credit losses resulting from changes in the collectability of lease payments, including variable payments, is recognized as a direct adjustment to lease income on the consolidated statements of operations and comprehensive income, and a direct write-off of the operating lease receivable on the consolidated balance sheets. Changes in collectability occur when the Company no longer believes it is probable that substantially all the lease payments will be collected under the term of the lease. If collection is not probable, the lease payments will be accounted for on a cash basis, and revenue will be recorded as received. If reassessed, and the collection of substantially all the lease payments from the tenant becomes probable, the accrual basis of revenue recognition is reestablished.
As a result of the narrowed definition of initial direct costs under Topic 842, the Company expenses as incurred certain lease origination costs previously capitalized and amortized to expense over the lease term.
Lease Income
The majority of revenue recognized from the Company's retail properties is comprised of fixed and variable consideration received from tenants under long-term operating leases with varying terms. Fixed consideration generally consists of minimum lease payments for the rental of retail space while the variable consideration generally consists of reimbursements of the tenant's pro-rata share of certain operating expenses incurred by the Company, including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees and certain capital repairs. Certain other tenants are subject to net leases whereby the tenant is responsible for fixed minimum lease payments to the Company, as well as directly paying all costs and expenses associated with occupancy to third party service providers. Such direct payments to third parties are not recorded as revenue and expense by the Company.
Minimum lease payments are recognized on a straight-line basis over the term of each lease. The cumulative difference between fixed consideration recognized on a straight-line basis and the cash payments due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable on the consolidated balance sheets.
The Company records lease termination income when all conditions of a signed termination agreement have been met, the tenant is no longer occupying the property, and termination income amounts due are considered collectible. The Company defers recognition of contingent lease income until the specified target that triggers the contingent lease income is achieved.
The Company commences revenue recognition on its leases when the lessee takes possession of, or controls the physical use of, the leased asset, unless the lessee is constructing improvements for which the Company is deemed to be the owner for accounting purposes. If the Company is deemed the owner for accounting purposes, the leased asset is the finished space and revenue recognition commences when the lessee takes possession of it, typically when the improvements are substantially complete. Alternatively, if the lessee is deemed to be the owner of the improvements for accounting purposes, then the leased asset is the unimproved space, and any tenant improvement allowances funded under the lease are treated as lease incentives, which reduce lease income recognized over the lease term, and the Company commences revenue recognition when the lessee takes possession of the unimproved space.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

The determination of who owns the tenant improvements, for accounting purposes, is based on contractual rights and subject to judgment. In making that judgment, no one factor is determinative. The Company routinely considers:

•	whether the lease stipulates how and on what a tenant improvement allowance may be spent;

•	whether the tenant is required to provide evidence supporting the cost of improvements prior to reimbursement;

•	whether the tenant or landlord retains legal title to the improvements;

•	the uniqueness of the improvements;

•	the expected economic life of the tenant improvements relative to the length of the lease; and

•	who constructs or directs the construction of the improvements.
Other Fee Income
The adoption of Topic 606 on January 1, 2018, generally did not change the timing or pattern of revenue recognition for other fee income. The Company recognizes revenue when it satisfies a performance obligation. These rights to consideration most often result in receivables that are settled through recurring monthly customer payments for the services provided over the term of the contract. The Company generally does not receive prepayments for services or recognize revenue prior to being legally entitled to payment from the customer. As a result, the Company does not record material contract assets or contract liabilities.
The Company earns property management and asset management fees from services provided to its joint venture partnerships. Property management and asset management fees are recognized over time as services are rendered. The bundled services of the property management performance obligation and asset management performance obligation each qualify as a series of distinct services satisfied over time. The variable consideration related to each of the performance obligations is recognized in each of the periods that directly relate to the Company's efforts to provide those services. Accordingly, the Company elected the optional exemption provided by Topic 606 to not disclose information about remaining wholly unsatisfied performance obligations. The variability in timing of the property management and asset management fees, which generally relate to the fluctuation in cash receipts from tenants and potential changes in equity capitalization, are resolved on a monthly basis.
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
The Company earns leasing commissions and other fees from services provided to its joint venture partnerships. Leasing commissions and other fees are recognized at a point in time consistent with the underlying service. The leasing performance obligation and other performance obligations are satisfied at the point in which the customer is transferred control over and consumes the benefit of the service. The uncertainty of the leasing commissions and other fees are resolved upon delivery of the underlying service. Generally, the first and second installments of leasing commissions are paid upon lease execution and rent commencement, respectively.
Sale of Real Estate
The Company derecognizes real estate and recognizes a gain or loss when a contract exists and control of the property has transferred to the buyer. Control of the property, including controlling financial interest, is generally considered to transfer upon closing through transfer of the legal title and possession of the property, at which point the Company recognizes a gain or loss equal to the difference between the transaction price and the carrying amount of the property.
Prior to January 1, 2018, based on historical accounting guidance, the Company derecognized real estate and recognized a gain or loss according to the full accrual method when: (i) a sale was consummated; (ii) the buyer's initial and continuing investment were adequate to demonstrate a commitment to pay for the property; (iii) the Company's receivable, if applicable, was not subject to future subordination; (iv) the Company had transferred to the buyer the usual risks and rewards of ownership; and (v) the Company did not have substantial continuing involvement with the property.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Acquisition of Real Estate
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
The Company allocates the purchase price of real estate to land, building, other building improvements, tenant improvements, intangible assets and liabilities (such as the value of above- and below-market leases, in-place leases and origination costs associated with in-place leases). The values of above- and below-market leases are recorded as intangible assets, net, and intangible liabilities, net, respectively, on the consolidated balance sheets, and are amortized as either a decrease (in the case of above-market leases) or an increase (in the case of below-market leases) to lease income over the remaining term of the associated tenant lease. The values, if any, associated with in-place leases are recorded in intangible assets, net, on the consolidated balance sheets and are amortized to depreciation and amortization expense on the consolidated statements of operations and comprehensive income over the remaining lease term.
The difference between the contractual rental rates and the Company's estimate of market rental rates is measured over a period equal to the remaining non-cancelable term of the leases plus the term of any below-market renewal options. For the amortization period, the remaining term of leases with renewal options at terms below market reflect the assumed exercise of such below-market renewal options, if reasonably assured.
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
The Company performs, with the assistance of a third-party valuation specialist, the following procedures for assets acquired:

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

Properties Held for Sale
In determining whether to classify a property as held for sale, the Company considers whether: (i) management has committed to a plan to sell the property; (ii) the property is available for immediate sale, in its present condition; (iii) the Company has initiated a program to locate a buyer; (iv) the Company believes that the sale of the property is probable; (v) the Company has received a significant non-refundable deposit for the purchase of the property; (vi) the Company is actively marketing the property for sale at a price that is reasonable in relation to its estimated fair value; and (vii) actions required for the Company to complete the plan indicate that it is unlikely that any significant changes will be made to the plan. When all criteria are met, the property is classified as held for sale and carried at the lower of cost or estimated fair value less costs to sell. Additionally, if the sale represents a strategic shift that has (or will have) a major effect on the Company's results and operations, the income and expenses for the period are classified as discontinued on the consolidated statements of operations and comprehensive income for all periods presented.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Impairment of Long Lived Assets
The Company assesses the carrying values of long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable, such as a reduction in the expected holding period of the asset. If it is determined that the carrying value is not recoverable because the expected undiscounted cash flows do not exceed that carrying value, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value. The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on the Company's continuous process of analyzing each property's economic condition at a point in time and reviewing assumptions about uncertain inherent factors, including observable inputs such as contractual revenues and unobservable inputs such as forecasted revenues and expenses, estimated net disposition proceeds, and discount rate. These unobservable inputs are based on market conditions and the Company's expected growth rates.
However, assumptions and estimates about future cash flows and capitalization rates are complex and subjective. Changes in economic and operating conditions and the Company’s ultimate investment intent that occur subsequent to the impairment analyses could impact these assumptions and result in additional impairment of the investment properties.
Periodically, management assesses whether there are any indicators that the carrying value of the Company's investments in unconsolidated entities may be other-than-temporarily impaired. To the extent other-than-temporary impairment has occurred, the loss is measured as the excess of the carrying value of the investment over the estimated fair value of the investment. The estimated fair value of the investment is generally derived from the cash flows generated from the underlying real property investments of the investee.
Real Estate Capitalization and Depreciation
Real estate is reflected at cost less accumulated depreciation within investment properties on the consolidated balance sheets. Ordinary repairs and maintenance are expensed as incurred.
Depreciation expense is computed using the straight-line method. Buildings are depreciated based upon an estimated useful life of 30 years and 5-15 years for furniture, fixtures and equipment and site improvements. Finance lease assets are generally amortized using the straight-line method over the lease term. Finance lease asset amortization is included in depreciation and amortization on the consolidated statements of operations and comprehensive income.
Tenant improvements are amortized on a straight-line basis over the lesser of the life of the tenant improvement or the lease term and is included in depreciation and amortization on the consolidated statements of operations and comprehensive income.
Deferred leasing costs are recognized as a part of deferred costs and other assets, net, on the consolidated balance sheets and are amortized to depreciation and amortization on the consolidated statements of operations and comprehensive income over the remaining term of the associated tenant lease.
Direct and indirect costs that are clearly related to the construction and improvements of investment properties are capitalized. Costs incurred for property taxes and insurance are capitalized during periods in which activities necessary to prepare the property for its intended use are in progress. Interest costs are also capitalized during such periods.
Cash and Cash Equivalents
The Company considers all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements with a maturity of three months or less, at the date of purchase, to be cash equivalents. The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at one or more institutions generally exceed the Federal Deposit Insurance Corporation ("FDIC") insurance coverage. The Company periodically assesses the credit risk associated with these financial institutions. There is what the Company believes to be insignificant credit risk related to amounts on deposit in excess of FDIC insurance coverage.
Restricted Cash
Restricted cash consists of lenders’ escrows, operating real estate escrows for taxes, insurance, capital expenditures and payments required under certain lease agreements, and funds restricted through lender or other agreements, including funds held in escrow for future acquisitions and potential like-kind exchanges under Section 1031 of the Code.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Derivative Instruments
In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company's objective in using interest rate derivatives is to manage its exposure to interest rate movements and add stability to interest expense. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed rate payments over the life of the agreement without exchange of the underlying notional amount.
The Company has a policy of only entering into contracts with established financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, the Company has not sustained a material loss from those instruments, nor does it anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives.
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
Fair Value Measurements
In accordance with FASB ASC 820, Fair Value Measurement and Disclosures ("Topic 820"), the Company defines fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer or settle a liability in an orderly transaction between market participants at the measurement date. The Company uses a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of the three broad levels described below:

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

The Company has estimated the fair value of its financial instruments and non-financial assets using available market information and valuation methodologies the Company believes to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that would be realized upon disposition.
The carrying amounts of cash and cash equivalents, restricted cash, accounts and rents receivables, other assets, accounts payable, accrued expenses and other liabilities reasonably approximate fair value, in management’s judgment, because of their short-term nature. Fair value information pertaining to derivative financial instruments, investment properties, investments in unconsolidated entities and debt is provided in "Note 9. Fair Value Measurements".
Income Taxes
The Company is qualified and has elected to be taxed as a REIT under the Code for federal income tax purposes commencing with the tax year ended December 31, 2005. Since the Company qualifies for taxation as a REIT, the Company generally is not subject to federal income tax on taxable income distributed to stockholders. To continue to qualify as a REIT, the Company generally is required to distribute at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders each year (the "90% Distribution Requirement"). If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

For federal income tax purposes, distributions may consist of ordinary income, qualifying dividends, return of capital, capital gains or a combination thereof. Distributions to the extent of the Company’s current and accumulated earnings and profits for federal income tax purposes are taxable to the recipient as ordinary dividends, qualified dividends or capital gain distributions. Distributions in excess of these earnings and profits will constitute a non-taxable return of capital and will reduce the recipient’s basis in the shares. Distributions in excess of the Company's current and accumulated earnings and profits and in excess of the recipient’s basis in the shares will be taxable as capital gains.
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
The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributed to differences between the GAAP carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversal of existing taxable temporary differences, future projected taxable income, and tax-planning strategies. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company's analysis in determining the deferred tax asset valuation allowance involves management judgment and assumptions.
As of December 31, 2019 and 2018, Management determined it is more likely than not that the Company will not realize the benefits of these deductible differences of $26,427 and $27,351, respectively. Accordingly, a valuation allowance has been recognized to reduce the deferred tax assets to zero as of December 31, 2019 and 2018. The Company had no unrecognized tax benefits as of or during the three year period ended December 31, 2019. The Company expects no significant changes in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2019. Income tax expense for the years ended December 31, 2019, 2018 and 2017 is generally comprised of federal and state taxes paid by consolidated TRSs and certain state taxes paid by the Company. The Company has accrued no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and comprehensive income for the years ended December 31, 2019, 2018 and 2017 or in the consolidated balance sheets as of December 31, 2019 and 2018. As of December 31, 2019, the Company’s 2018, 2017, and 2016 tax years remain subject to examination by U.S. and various state tax jurisdictions.
Share-Based Compensation
As of December 31, 2019, the Company has one share-based compensation plan under which time-based restricted stock units ("RSUs") and performance-based RSUs have been issued with tandem dividend equivalents. Compensation expense related to these awards, which are generally equity classified, and the tandem dividend equivalent cash payments are recognized as a part of general and administrative expenses on the consolidated statements of operations and comprehensive income.
Time-based awards are generally measured at grant date fair value and not subsequently re-measured. Compensation expense related to these awards is recognized on a straight-line basis over the vesting period. Performance-based awards are measured at grant date fair value and each grantee is eligible to vest in a number of RSUs ranging from 0% to 100% of the total number granted based on specified performance levels. For awards with a performance condition, compensation cost is recognized when the performance condition is considered probable of achievement. If a performance award has more than one potential outcome, recognition of compensation cost is based on the most likely outcome. During the service period, a cumulative catch-up approach is used to account for changes in the assessment of which outcome is most likely to occur. Generally, compensation expense related to these awards is recognized on a straight-line basis from the grant date through the vesting date. Forfeitures of awards are recognized as they occur.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

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

The incremental policies and disclosures pertaining to the Company as a lessor and lessee have been included in "Note 2. Basis of Presentation and Summary of Significant Accounting Policies", "Note 3. Revenue Recognition" and "Note 12. Commitments and Contingencies," respectively.

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
January 2020
The Company has evaluated this guidance and determined that it will only impact fair value measurement disclosures and will not have an impact on the Company's financial position, results of operations, or cash flows.

Other recently issued accounting standards or pronouncements not disclosed in the foregoing tables have been excluded because they are either not relevant to the Company, or are not expected to have, or did not have, a material effect on the consolidated financial statements of the Company.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

3. Revenue Recognition
Operating Leases
Minimum lease payments to be received under long-term operating leases and short-term specialty leases, excluding additional percentage rent based on tenants' sales volume and tenant reimbursements of certain operating expenses, and assuming no exercise of renewal options or early termination rights, are as follows:

For the year ending December 31,	As of December 31, 2019
2020	144,021
2021	133,294
2022	112,925
2023	98,685
2024	82,861
Thereafter	293,157
Total	$864,943

For the year ending December 31,	As of December 31, 2018
2019	151,874
2020	139,290
2021	124,366
2022	103,204
2023	83,744
Thereafter	282,629
Total	$885,107

The remaining lease terms range from one year to forty-one years.
The following table reflects the disaggregation of lease income, net:

	Year Ended December 31,
	2019	2018	2017
Minimum lease payments	$156,896	$170,379	$182,043
Tax and insurance recoveries	32,347	33,177	31,966
Common area maintenance and other recoveries	23,363	24,817	25,226
Amortization of above and below-market leases and lease inducements, net	6,148	5,347	5,326
Short-term, termination fee and other lease income	3,311	2,840	1,681
Estimated credit losses	(1,412)	—	—
Lease income, net	$220,653	$236,560	$246,242

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Other Fee Income
During the years ended December 31, 2019, 2018 and 2017, the Company earned other fee income of $3,856, $4,390, and $4,222, respectively, which are fees derived from services provided to IAGM Retail Fund I, LLC ("IAGM"), an unconsolidated retail joint venture partnership between the Company as 55% owner and PGGM Private Real Estate Fund ("PGGM"), as disclosed in "Note 6. Investment in Consolidated and Unconsolidated Entities", and therefore deemed to be related party transactions. The property management, asset management, leasing and other services are provided over the term of the contract which has a remaining original duration through 2023. The Company had receivables of $460, $778 and $515 as of December 31, 2019, 2018 and 2017, respectively, which are included in deferred costs and other assets, net on the consolidated balance sheets.
The following table reflects the disaggregation of other fee income:

	Year Ended December 31,
	2019	2018	2017
Property management fee	$2,421	$2,626	$2,794
Asset management fee	1,074	1,080	1,213
Leasing commissions and other fees	361	684	215
Other fee income	$3,856	$4,390	$4,222

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

4. Acquired Properties
The following table reflects the retail properties acquired, accounted for as asset acquisitions, during the year ended December 31, 2019:

Acquisition Date	Property	Metropolitan Area	Gross Acquisition Price	Square Feet
January 31, 2019	Commons at University Place	Raleigh	$23,250	92,000
March 20, 2019	Lakeside Winter Park and Lakeside Crossings	Orlando	63,500	76,000
April 30, 2019	Scofield Crossing (a)	Austin	3,000	64,000
May 7, 2019	Tomball Town Center Kroger	Houston	13,992	74,000
June 14, 2019	Sandy Plains Outparcel (b)	Atlanta	2,900	6,000
June 28, 2019	Shops at Fairview Town Center	Dallas	36,000	67,500
July 11, 2019	Southern Palm Crossing (c)	Miami	96,750	346,200
September 9, 2019	Travilah Square	Washington, D.C.	52,272	58,300
September 13, 2019	Eldorado Marketplace	Dallas	70,850	189,500
September 27, 2019	Garden Village Outparcel (b)	Los Angeles	3,250	3,900
			$365,764	977,400

(a)	The building and tenant improvements acquired were subject to an existing ground lease at the property.

(b)	The assets, liabilities and operations of the outparcels acquired are combined for presentation purposes with retail properties already owned by the Company.

(c)
This acquisition was made through a consolidated VIE and was used to facilitate a Reverse 1031 Exchange. During the third quarter of 2019, the title of Southern Palm Crossing transferred to the Company through the completion of an exchange with the dispositions of West Creek and Boynton Commons.

The following table reflects the retail properties acquired, accounted for as asset acquisitions, during the year ended December 31, 2018:

Acquisition Date	Property	Metropolitan Area	Gross Acquisition Price	Square Feet
May 16, 2018	PGA Plaza (a)	Miami	$88,000	120,000
May 30, 2018	Kennesaw Marketplace (a)	Atlanta	64,300	117,000
September 13, 2018	Kennesaw Marketplace, Phase 3	Atlanta	7,500	13,000
December 13, 2018	Peachland Promenade, Phase 2	Fort Myers	18,700	95,000
December 21, 2018	Sandy Plains Centre (a)	Atlanta	44,100	125,000
			$222,600	470,000

(a)
These acquisitions were made through three consolidated VIEs and were used to facilitate Reverse 1031 Exchanges. During the fourth quarter of 2018, the title of PGA Plaza and Kennesaw Marketplace transferred to the Company through the completion of an exchange and expiration of the 180-day waiting period, respectively. During the second quarter of 2019, the title of Sandy Plains Centre transferred to the Company through the expiration of the 180-day waiting period.

The Company incurred transaction costs of $2,334 and $430 during the years ended December 31, 2019 and 2018, which were capitalized and included in building and other improvements on the Company's consolidated balance sheets.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

5. Disposed Properties
Continuing operations
The following table reflects the retail properties disposed of during the year ended December 31, 2019:

Date	Property	Metropolitan Area	Square Feet	Gross Disposition Price	Gain (Loss) on Sale of Investment Properties, net	Loss on Extinguishment of Debt
April 3, 2019	Brooks Corner	San Antonio	173,000	$26,300	$5,531	$(809)
May 31, 2019	Silverlake	Cincinnati	101,000	6,650	131	—
August 15, 2019	Promenade Fultondale	Birmingham, AL	207,600	23,200	1,861	—
August 21, 2019	Crossroads at Chesapeake Square and Chesapeake Commons	Virginia Beach	198,700	23,100	1,353	—
September 10, 2019	West Creek	Austin	53,300	18,700	5,962	—
September 13, 2019	Boynton Commons	Miami	210,300	50,000	18,405	—
September 25, 2019	Quebec Square	Denver	207,600	42,250	(800)	(2,092)
October 11, 2019	Northwest Marketplace	Houston	185,200	29,500	7,037	—
November 14, 2019	White Oak Crossing	Raleigh	564,700	92,500	21,737	—
November 20, 2019	Woodbridge Crossing	Dallas	197,000	45,600	794	—
			2,098,400	$357,800	$62,011	$(2,901)

In aggregate, the Company recognized net proceeds of $346,707 from the sales of these retail properties on the consolidated statement of cash flows during the year ended December 31, 2019.
The following table reflects the retail properties disposed of during the year ended December 31, 2018:

Date	Property	Metropolitan Area	Square Feet	Gross Disposition Price	Gain (Loss) on Sale and Transfer of Investment Properties, net	Gain (Loss) on Extinguishment of Debt
January 9, 2018	Sherman Town Center I & II	Dallas	485,000	$63,000	$12,382	$—
January 25, 2018	Grafton Commons	Milwaukee	239,000	33,500	6,564	—
March 8, 2018	Lakeport Commons	Sioux City, IA	283,000	31,000	(666)	—
March 21, 2018	Stonecrest Marketplace (a)	Atlanta	265,000	—	1,777	10,752
March 31, 2018	Northwest Marketplace (b)	Houston	—	—	248	—
April 17, 2018	Market at Morse/Hamilton	Columbus	45,000	10,000	1,592	—
May 24, 2018	Siegen Plaza	Baton Rouge	156,000	29,000	3,849	(54)
June 20, 2018	Tomball Town Center	Houston	67,000	22,750	7,184	—
June 26, 2018	Bellerive Plaza (c)	Lexington, KY	76,000	—	(22)	1,694
June 28, 2018	Parkway Centre North	Columbus	143,000	23,700	5,357	(1,695)
September 14, 2018	Tulsa Hills	Tulsa	473,000	70,000	13,476	—
October 5, 2018	McKinney Town Center	Dallas	243,000	51,000	15,430	—
October 5, 2018	Riverstone Shopping Center	Houston	273,000	27,750	(320)	(1,540)
October 23, 2018	Hiram Pavilion	Atlanta	363,000	44,350	22,124	—
November 19, 2018	Poplin Place	Charlotte, NC	228,000	28,300	2,841	—
November 20, 2018	Walden Park	Austin	34,000	5,325	5	—
December 20, 2018	Streets of Cranberry	Pittsburgh	108,000	26,500	3,276	—
			3,481,000	$466,175	$95,097	$9,157

(a)
On March 21, 2018, the Company surrendered Stonecrest Marketplace, with a carrying value of $23,932, to the lender in satisfaction of non-recourse debt with an initial maturity date of March 1, 2017, and recognized a gain on transfer of assets, net, of $1,777. The Company is not aware of any material outstanding commitments and contingencies related to Stonecrest Marketplace.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

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
Discontinued operations
The item reflected as discontinued operations on the consolidated statement of operations and comprehensive income for the year ended December 31, 2019 is the settlement of indemnity claims arising from the sale of University House Communities Group, Inc. ("University House"), the Company's former student housing platform, as disclosed in "Note 12. Commitments and Contingencies." The item reflected as discontinued operations on the consolidated statement of operations and comprehensive income for the year ended December 31, 2017, is the disposition of Worldgate Plaza, a non-core office property.
On August 30, 2017, the Company sold Worldgate Plaza for a gross disposition price of $53,500, and recognized a gain on the sale of this property of $10,115 as part of income from discontinued operations. The following table summarizes the Company's discontinued operations during the year ended December 31, 2017:

Year ended December 31, 2017
Total income	$3,935
Depreciation and amortization	(1,205)
Other operating expenses	(2,308)
Interest expense, income taxes, and other miscellaneous income	(6,696)
Gain on sale of investment property	10,115
Loss on extinguishment of debt	(2)
Net income from discontinued operations	$3,839

6. Investment in Consolidated and Unconsolidated Entities
Consolidated Entities
As of December 31, 2019, the Company had no VIEs. At December 31, 2018, Sandy Plains Centre was the Company's only VIE through an active Reverse 1031 Exchange. The liabilities of the VIE are not recourse to the Company, and the assets must be used first to settle obligations of the VIE. The following table reflects the assets, liabilities and net assets of the Company's VIE as of December 31, 2018.

December 31, 2018
Net investment properties	$39,634
Other assets	4,457
Total assets	44,091
Liabilities	385
Net assets	$43,706

Unconsolidated Entities
The entities listed in the table below are or were owned by the Company and other unaffiliated parties in joint ventures. Net income, distributions and capital transactions for these entities are or was allocated to the Company and its joint venture partners in accordance with the respective partnership agreements.
The Company analyzed the joint venture agreements and determined that the joint ventures were not VIEs. The Company also considered the joint venture partners' participating rights under the joint venture agreements and determined that the joint venture partners have the ability to participate in major decisions, which equates to shared decision making. Accordingly, the Company has significant influence but does not control the joint ventures. Therefore, these joint ventures were not consolidated

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

by the Company, and the equity method of accounting was used to account for these investments. Under the equity method of accounting, the net equity investment of the Company and the Company's share of net income or loss from the unconsolidated entity are reflected in the consolidated balance sheets and the consolidated statements of operations and comprehensive income.

		Current Ownership %	Carrying Value of Investment as of December 31,
Entity	Description		2019	2018
IAGM Retail Fund I, LLC	Multi-tenant retail shopping centers	55%	$118,861	$126,195
Downtown Railyard Venture, LLC	Land development	—%	—	30,049
Other unconsolidated entities	Various real estate investments	—%	—	(112)
			$118,861	$156,132

IAGM
On April 17, 2013, the Company entered into a joint venture, IAGM, with PGGM for the purpose of acquiring, owning, managing, supervising and disposing of retail properties and sharing in the profits and losses from those retail properties and their activities. The Company contributed 14 properties to IAGM during the year ended December 31, 2013, and treated the contributions as partial sales under FASB Topic 360-20, "Property, Plant and Equipment - Real Estate Sales." The resulting deferred aggregate gain of $15,625 was reflected as a basis adjustment and subsequently amortized over 30 years, consistent with the depreciation period of the investee's underlying assets. The Company's adoption of ASU No. 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets on January 1, 2018, resulted in the remaining $12,756 of the aforementioned deferred gain being recognized through beginning distributions in excess of accumulated net income.
During the year ended December 31, 2019, IAGM disposed of Rockwell Plaza, a 255,000 square foot retail property, for a gross disposition price of $20,500 and recognized a provision for asset impairment of $1,443 and a loss on sale of $559. The Company's share of IAGM's provision for asset impairment was $794, and its share of the loss on sale was $307. Proceeds from the sale were used to extinguish the related $16,250 non-recourse mortgage loan.
During the year ended December 31, 2018, IAGM recognized a provision for asset impairment of $3,673 on three retail properties and a loss on sale of $4,135 on two retail properties. For the year ended December 31, 2018, the Company's share of IAGM's provision for asset impairment and loss on sale was $2,020 and $2,274, respectively.
Downtown Railyard Ventures, LLC
On September 30, 2015, the Company was admitted as a member to Downtown Railyard Venture, LLC ("DRV"), which was a joint venture established for the purpose of developing and selling a land development in Sacramento, California. The joint venture partner was the developer and managing member of DRV, responsible for the day-to-day activities and earned fees for managing the venture. During the year ended December 31, 2018, the Company recorded an other-than-temporary impairment of $29,933 on DRV due to a reduction in the expected hold period, thereby reducing the investment to an estimated fair value that the Company believed would be most probable of realization if the investment was liquidated. On June 24, 2019, the Company liquidated all interests in DRV in exchange for $30,000 of cash consideration. As a result of the other-than-temporary impairment recorded in 2018, the liquidation of interests resulted in no gain or loss being recognized on the transaction. Upon liquidation, the Company has no continuing involvement with DRV.
During the year ended December 31, 2017, the Company received a final distribution from one unconsolidated entity of $366, which reduced the Company's investment in the unconsolidated entity to zero. No gain or loss was recognized as part of the transaction.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Combined Financial Information
The following tables present the combined financial information for the Company’s investments in unconsolidated entities.

	As of
	December 31, 2019	December 31, 2018
	(unaudited)	(unaudited)
Assets:
Real estate assets, net of accumulated depreciation	$425,585	$494,583
Other assets	66,437	103,565
Total assets	492,022	598,148
Liabilities and equity:
Mortgage debt, net	256,732	272,629
Other liabilities	20,765	42,569
Equity	214,525	282,950
Total liabilities and equity	492,022	598,148
Company's share of equity	118,861	185,814
Outside basis difference (a)	—	(29,682)
Carrying value of investments in unconsolidated entities	$118,861	$156,132

(a)	The outside basis difference principally related to the DRV impairment recorded in 2018.

	Year ended December 31,
	2019	2018	2017
	(unaudited)	(unaudited)	(unaudited)
Revenues	$53,464	$58,322	$62,367
Expenses:
Interest expense and loan cost amortization	10,882	13,205	13,419
Depreciation and amortization	20,135	21,001	26,860
Operating, general and administrative expenses	18,670	19,732	22,304
Provision for asset impairment	1,443	3,673	4,745
Total expenses	51,130	57,611	67,328
Income (loss) before sale of real estate and debt extinguishments	2,334	711	(4,961)
(Loss) gain on sale of real estate	(5,540)	(4,123)	434
Loss on debt extinguishment	—	(20)	—
Net loss	$(3,206)	$(3,432)	$(4,527)

Company's share of net loss, net of excess basis depreciation of $0, $0, and $520, respectively	$(3,446)	$(1,870)	$(1,930)
Distributions from unconsolidated entities in excess of the investments' carrying value	—	410	1,126
Impairment of investment in unconsolidated entity	—	(29,933)	—
Outside basis adjustment for investee's sale of real estate	4,403	—	—
Equity in earnings (losses) and (impairment), net, of unconsolidated entities	$957	$(31,393)	$(804)

The following table presents the scheduled maturities of IAGM's total third party mortgage debt of $258,827 as of December 31, 2019, for each of the next five years, and thereafter:

	Maturities during the year ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Mortgages payable	$14,872	$23,150	$—	$180,125	$—	$40,680	$258,827

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

As of December 31, 2019 and 2018, none of IAGM's mortgages payable are recourse to the Company. It is anticipated that the joint venture will be able to repay, refinance or extend all of its debt on a timely basis. On January 22, 2020, IAGM prepaid a $14,872 mortgage payable.
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
7. Intangible Assets, Liabilities, and Deferred Leasing Costs
The following table summarizes the Company’s identified intangible assets, liabilities, and deferred leasing costs as of December 31, 2019 and 2018:

	As of December 31,
	2019	2018
Intangible assets:
In-place leases	$158,002	$156,004
Above-market leases	16,625	22,353
Intangible assets	174,627	178,357
Accumulated amortization:
In-place leases	(51,471)	(58,203)
Above-market leases	(6,796)	(12,149)
Accumulated amortization	(58,267)	(70,352)
Intangible assets, net	$116,360	$108,005

Intangible liabilities:
Below-market leases	$69,161	$74,312
Accumulated amortization	(26,519)	(27,327)
Intangible liabilities, net	$42,642	$46,985

Deferred leasing costs:
Leasing costs	$14,806	$18,236
Accumulated amortization	(3,896)	(8,018)
Deferred leasing costs, net	$10,910	$10,218

The following table provides a summary of the amortization related to intangible assets, liabilities, and deferred leasing costs for the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31,
	2019	2018	2017
Intangible assets:
In-place leases	$24,601	$22,523	$22,580
Above-market leases	2,613	3,036	3,053
Amortization of intangible assets	$27,214	$25,559	$25,633
Intangible liabilities:
Amortization of below-market leases	$8,736	$8,570	$8,563
Deferred leasing costs:
Amortization of deferred leasing costs	$2,311	$2,036	$1,806

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

The following table provides a summary of the amortization during the next five years and thereafter related to deferred costs and intangible assets and liabilities as of December 31, 2019:

Year ending December 31,	In-place leases	Above market leases	Deferred leasing costs	Below market leases
2020	$20,164	$2,124	$3,212	$7,572
2021	16,923	1,786	1,667	6,314
2022	12,919	1,265	1,493	4,839
2023	10,952	1,046	1,187	3,792
2024	9,542	824	820	3,095
Thereafter	36,031	2,784	2,531	17,030
Total	$106,531	$9,829	$10,910	$42,642

8. Debt
As of December 31, 2019, the Company's total debt, net, was $572,850, which consists of mortgages payable, net, of $175,321 and credit agreements, net, of $397,529. The Company believes that it has the ability to repay, refinance or extend any of its debt, and that it has adequate sources of funds to meet short-term cash needs related to its mortgages payable and credit agreements. It is anticipated that the Company will use proceeds from property sales, cash on hand, and available capacity on credit agreements, if any, to repay, refinance or extend the mortgages payable maturing in the near term.
Mortgages payable
As of December 31, 2019 and 2018, the Company had the following mortgages payable outstanding:

	December 31, 2019	December 31, 2018
Mortgages payable (a)	$176,051	$213,925
Premium, net of accumulated amortization	—	239
Discount, net of accumulated amortization	(121)	(158)
Debt issuance costs, net of accumulated amortization	(609)	(1,079)
Total mortgages payable, net	$175,321	$212,927

(a)
Mortgages payable had fixed interest rates ranging from 3.49% to 5.49% as of December 31, 2019 and 2018, with a weighted average interest rate of 4.34% and 4.33% as of December 31, 2019 and 2018, respectively.

Some of the mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions and distribution limitations. As of December 31, 2019 and 2018, the Company was in compliance with all mortgage loan requirements.
The following table shows the scheduled maturities of the Company's mortgages payable as of December 31, 2019, for each of the next five years, and thereafter:

	Maturities during the year ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Mortgages payable	$41,000	$—	$49,788	$40,933	$15,700	$28,630	$176,051

Credit Agreements
Unsecured revolving line of credit
On December 21, 2018, the Company entered into an unsecured revolving credit agreement, which amended and restated the Company’s prior unsecured revolving credit agreement in its entirety, and provides for a $350,000 unsecured revolving line of credit (the "Revolving Credit Agreement"). The Revolving Credit Agreement has a 4-year term maturing on December 21, 2022, with two six month extension options. Interest rates are based on the Company's total leverage ratio or, at the Company's one-time irrevocable option, upon achievement of an investment-grade credit rating. A facility fee accrues on the aggregate commitments at a rate ranging from 0.15% to 0.30% depending on the Company’s total leverage ratio, and as of December 31, 2019 and 2018, the facility fee was 0.15%. As of December 31, 2019, the Company had no outstanding borrowings under the unsecured revolving credit agreements.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Unsecured term loans
On December 21, 2018, the Company entered into an unsecured term loan credit agreement, which amended and restated the Company’s prior unsecured term loan credit agreement in its entirety, and provides for $400,000 in unsecured term loans (the "Term Loan Agreement"). The Term Loan Agreement consists of two tranches: a $250,000 5-year tranche maturing on December 21, 2023, and a $150,000 5.5-year tranche maturing on June 21, 2024. Interest rates are based on the Company's total leverage ratio or, at the Company's one-time irrevocable option, upon achievement of an investment-grade credit rating.
The term loan credit facility is subject to maintenance of certain financial covenants. As of December 31, 2019 and 2018, the Company was in compliance with all of the covenants and default provisions under the credit agreements.
As of December 31, 2019 and 2018, the Company had the following borrowings outstanding under its unsecured term loans:

	December 31, 2019		December 31, 2018
	Principal Balance	Interest Rate	Principal Balance	Interest Rate	Maturity Date
$250.0 million 5 year - swapped to fixed rate	$100,000	2.6795% (a)	$90,000	2.5510% (a)	December 21, 2023
$250.0 million 5 year - swapped to fixed rate	100,000	2.6795% (a)	60,000	2.5525% (a)	December 21, 2023
$250.0 million 5 year - variable rate	50,000	2.8911% (b)	50,000	3.5493% (c)	December 21, 2023
$250.0 million 5 year - variable rate	—	—%	26,000	3.6794% (d)	December 21, 2023
$150.0 million 5.5 year - swapped to fixed rate	50,000	2.6915% (a)	50,000	3.5493% (c)	June 21, 2024
$150.0 million 5.5 year - swapped to fixed rate	50,000	2.6990% (a)	50,000	3.5493% (c)	June 21, 2024
$150.0 million 5.5 year - variable rate	50,000	2.8911% (b)	26,000	3.6794% (d)	June 21, 2024
Total unsecured term loans	400,000		352,000
Issuance costs, net of accumulated amortization	(2,471)		(3,145)
Total outstanding credit agreements, net	$397,529		$348,855

(a)
During the third quarter of 2019, the Company entered into four interest rate swap agreements which effectively replaced the two previous interest rate swaps which terminated on December 1, 2019. Of the four new interest rate swap agreements, two have a notional amount of $100,000, an effective date of December 2, 2019, a termination date of December 21, 2023, and achieve a fixed interest rate of 2.6795%. The other two interest rate swap agreements each have a notional amount of $50,000, an effective date of December 2, 2019, a termination date of June 21, 2024, and achieve fixed interest rates of 2.6915% and 2.6990%. As of December 31, 2018, the Company swapped $90,000 (notional amount of $90,000) and $60,000 (notional amount of $60,000) of variable-rate debt at an interest rate of 1-Month LIBOR plus 1.20% to a fixed rate of 2.5510% and 2.5525%, respectively. The swaps had an effective date of December 10, 2015, and a termination date of December 1, 2019.

(b)	Interest rate reflects 1-Month LIBOR plus 1.20% effective December 2, 2019.

(c)	Interest rate reflects 1-Month LIBOR plus 1.20% as of December 3, 2018.

(d)	Interest rate reflects 1-Month LIBOR plus 1.20% as of December 21, 2018.
For the years ending December 31, 2019 and 2018, each of the Company's interest rate swaps are in an asset position and included within deferred costs and other assets, net on the consolidated balance sheets. The Company has designated these interest rate swaps as cash flow hedges. The following table represents the effect of the derivative financial instruments on the consolidated financial statements:

Location and amount of gain recognized in accumulated comprehensive income				Location and amount of gain (loss) reclassified from accumulated comprehensive income into net income				Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded
	2019	2018	2017		2019	2018	2017		2019	2018	2017
Unrealized gain on derivatives	$816	923	1,183	Interest expense, net	$1,396	956	(423)	Interest expense, net	$22,717	24,943	30,155

As of December 31, 2019, the Company expects $379 of deferred amounts in accumulated comprehensive income to be reclassified into earnings during the next 12 months.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

9. Fair Value Measurements
Recurring Measurements
The following financial instruments are re-measured at fair value on a recurring basis:

	Fair Value Measurements as of
	December 31, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative interest rate assets	$—	$1,057	$—	$—	$1,637	$—

Level 1
At December 31, 2019 and 2018, the Company had no level one recurring fair value measurements.
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
As of December 31, 2019 and 2018, the Company determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company's derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Level 3
At December 31, 2019 and 2018, the Company had no level three recurring fair value measurements.
Non-Recurring Measurements
Investment Properties
During the year ended December 31, 2019, the Company identified one retail property that had a reduction in its expected holding period and recorded a provision for asset impairment of $2,359 on the consolidated statement of operations and comprehensive income as a result of the fair value being lower than the property's carrying value. The Company's fair value was based on an executed sales contract.
During the year ended December 31, 2018, the Company identified three retail properties that had reductions in the expected holding period and recorded an aggregate provision for asset impairment of $3,510 on the consolidated statement of operations and comprehensive income as a result of the fair values being lower than the properties' carrying values. The Company's fair values were based on executed sales contracts.
During the year ended December 31, 2017, the Company identified certain retail properties that had reductions in the expected holding periods and reviewed the probability of these properties' disposition. The Company's estimated fair value relating to the investment retail properties' impairment analyses were based on, as applicable to the particular retail property, purchase contracts, broker opinions of value, letters of intent and 10-year discounted cash flow models, which include estimated inflows and outflows over a specific holding period and estimated net disposition proceeds at the end of the 10-year period. The discounted cash flow models consist of observable inputs, such as contractual revenues, and unobservable inputs, such as forecasted revenues, and expenses and estimated net disposition proceeds at the end of the 10-year period. These unobservable inputs are based on market conditions and the Company’s expected growth rates. Capitalization rates ranging from 7.00% to 8.00%, and discount rates ranging from 8.00% to 9.00% were utilized in the 10-year discounted cash flow model and were based upon observable rates that the Company believed to be within a reasonable range of current market rates. As a result of these analyses, the Company recorded a provision for asset impairment of $27,754 on six retail properties on the consolidated statement of operations and comprehensive income for the year ended December 31, 2017.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

Investment in Unconsolidated Entities
During the year ended December 31, 2018, the Company evaluated its investment in DRV for potential other-than-temporary impairment due to a reduction in expected holding period. The Company obtained a third-party independent appraisal to assist in establishing a range of estimated fair values of the underlying assets as of December 31, 2018. The appraisal utilized a discounted cash flow model, which included inflows and outflows over a specific holding period. The cash flows consisted of unobservable inputs such as forecasted revenues and expenses, based on market conditions and expected growth rates. Capitalization rates ranging from 5.00% to 8.00% and discount rates ranging from 10.00% to 35.00% were utilized in the model based upon observable rates that the Company believed to be within a reasonable range of then current market rates, based on the nature of the underlying investment and associated risks. As a result of the third party independent appraisal, the Company recorded an other-than-temporary impairment of $29,933 related to DRV on the consolidated statement of operations and comprehensive income for the year ended December 31, 2018.
The following table summarizes activity for the Company’s assets measured at fair value on a non-recurring basis and the related impairment charges for the years ended December 31, 2019, 2018, and 2017:

	As of December 31, 2019		As of December 31, 2018		As of December 31, 2017
	Level 3	Impairment Loss	Level 3	Impairment Loss	Level 3	Impairment Loss
Investment properties	$42,250	$2,359	$64,075	$3,510	$105,900	$27,754
Investment in unconsolidated entities	—	—	30,049	29,933	—	—
Total		$2,359		$33,443		$27,754

Financial Instruments Not Measured at Fair Value
The table below represents the estimated fair value of financial instruments presented at carrying values in the Company's consolidated financial statements as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$176,051	$178,937	$213,925	$212,572
Term loans	$400,000	$400,020	$352,000	$352,006

The Company estimated the fair value of its mortgages payable using a weighted-average effective market interest rate of
3.71% and 4.38% as of December 31, 2019 and 2018, respectively. The fair value estimate of the term loans approximate the carrying value due to limited market volatility in pricing. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to that of the Company's. As a result, the Company used a weighted-average interest rate of 2.77% and 3.63% as of December 31, 2019 and 2018, respectively, to estimate the fair value of its term loans. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

10. Earnings Per Share and Equity Transactions
Basic earnings per share ("EPS") is computed using the two-class method by dividing net income by the weighted average number of common shares outstanding for the period (the "common shares") and participating securities. The restricted share awards issued pursuant to the InvenTrust Properties Corp. 2015 Incentive Award Plan (as amended, the "Incentive Award Plan") are deemed to be participating securities. Diluted EPS is generally computed using the treasury-stock method by dividing net income by the common shares plus potential common shares resulting from restricted share awards.
The following table reconciles the amounts used in calculating basic and diluted income per share:

	Year ended December 31,
	2019	2018	2017
Numerator:
Net income from continuing operations	$63,899	$83,849	$57,954
Earnings allocated to unvested restricted shares	(29)	(95)	(15)
Net income from continuing operations attributable to common shareholders	$63,870	$83,754	$57,939
Net (loss) income from discontinued operations attributable to common shareholders	$(25,500)	$—	$3,839

Denominator:
Weighted average number of common shares outstanding - basic	728,620,309	761,139,011	773,445,341
Effect of unvested restricted shares	763,840	926,463	1,155,138
Weighted average number of common shares outstanding - diluted	729,384,149	762,065,474	774,600,479

Basic and diluted income per common share:
Net income from continuing operations per share	$0.09	$0.11	$0.07
Net (loss) income from discontinued operations per share	(0.04)	—	—
Net income per share	$0.05	$0.11	$0.07

On November 1, 2019, the Company adopted a Second Amended and Restated Share Repurchase Program ("Share Repurchase Program"), authorizing redemption of the Company's shares of common stock, subject to certain conditions and limitations, to provide limited liquidity to stockholders. The Company's obligation to repurchase any shares under the Share Repurchase Program was conditioned upon having sufficient funds available to complete the repurchase. The repurchase price per share for all stockholders is equal to a 25% discount to the most recent estimated NAV per share of the Company's common stock established by the Company's board of directors, which was $3.14 per share as of May 1, 2019. During the year ended December 31, 2019, 8,517,605 shares were repurchased in connection with the Share Repurchase Program. The price per share for all shares repurchased was $2.355.
On November 1, 2019, the Company began offering shares of the Company's common stock to existing stockholders pursuant to the Company's amended and restated distribution reinvestment plan ("DRP"). Under the DRP, stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock into additional shares of the Company's common stock in lieu of receiving cash distributions. In accordance with the DRP, participants may acquire shares of common stock at a 25% discount to the most recent estimated NAV per share of the Company's common stock established by the Company's board of directors, which was $3.14 per share as of May 1, 2019. During the year ended December 31, 2019, the Company did not issue shares pursuant to the DRP.
On August 15, 2018, the Company announced and commenced a modified "Dutch Auction" tender offer (the "Offer") to purchase for cash up to $75,000 in value of shares of the Company's common stock, par value $0.001 per share (the "Shares"), subject to its ability to increase the number of Shares accepted for payment by up to 2% of the Company's outstanding Shares. The Company exercised that option and increased the Offer by 10,706,774 shares, or $22,500, to avoid any proration for the stockholders tendering shares. The Offer expired on September 13, 2018.
As a result of the Offer, the Company accepted for purchase 46,559,289 shares of its common stock (which represented approximately 6.0% of the shares of common stock outstanding at the time) at a purchase price of $2.10 per share, for a cost of approximately $97,775, excluding fees and expenses. Aggregate costs of $98,491 were recorded as reductions to common stock and additional paid-in capital on the consolidated statements of equity for the year ended December 31, 2018.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

11. Stock-Based Compensation
Incentive Award Plan
Effective as of June 19, 2015, the Company's Board adopted the Incentive Award Plan, under which the Company may grant cash and equity incentive awards to eligible employees, directors, and consultants. Time-based awards granted to employees vest equally on each of three anniversaries subsequent to the grant date, and annually for those awards granted to directors, subject to the recipients' continued service to the Company. Performance-based awards granted to employees vest on the third anniversary subsequent to the grant date, subject to the recipients' continued service to the Company and achievement of the specified performance levels.
Under the Incentive Award Plan, the Company is authorized to grant up to 30,000,000 shares of the Company's common stock pursuant to awards under the plan. As of December 31, 2019, 21,213,679 shares were available for future issuance under the Incentive Award Plan.
The following table summarizes the Company's RSU activity under the Incentive Award Plan during the years ended December 31, 2019, 2018 and 2017:

	Unvested Time-Based RSUs	Unvested Performance-Based RSUs	Weighted Average Grant Date Value Per Share (a)
Outstanding as of January 1, 2017	1,646,523	—	$3.29
Shares granted	2,019,078	—	$3.29
Shares vested	(1,750,773)	—	$3.38
Shares forfeited	(379,323)	—	$3.25
Outstanding as of December 31, 2017	1,535,505	—	$3.19

Shares granted	1,950,307	—	$3.14
Shares vested	(1,349,852)	—	$3.20
Shares forfeited	(587,810)	—	$3.19
Outstanding as of December 31, 2018	1,548,150	—	$3.18

Shares granted	1,225,170	1,450,811	$3.14
Shares vested	(1,275,188)	—	$3.18
Shares forfeited	(202,441)	(61,169)	$3.17
Outstanding as of December 31, 2019	1,295,691	1,389,642	$3.14

(a)	On an annual basis, the Company engages an independent third-party valuation advisory consulting firm to estimate the value per share of the Company's common stock.
As of December 31, 2019, there was $6,528 of total unrecognized compensation expense related to unvested stock-based compensation arrangements that will vest through December 2021. The Company recognized stock-based compensation expense of $5,541, $4,330 and $5,782 for the years ended December 31, 2019, 2018 and 2017, respectively, as a part of general and administrative expenses on the consolidated statements of operations and comprehensive income.
Retail Share Unit Plan
During 2014, the Company adopted the Inland American Real Estate Trust, Inc., 2014 Share Unit Plan (the "Retail Share Unit Plan"), with respect to the Company's retail business. Vesting of the share units was conditioned upon the occurrence of a triggering event, such as a listing or a change in control. As of June 19, 2015, in connection with the adoption of the Incentive Award Plan, the Company terminated the Retail Share Unit Plan. As no triggering event occurred within five years following the applicable grant dates, all share units have been forfeited as of March 12, 2019, and no share-based compensation expense has been recognized for the years ended December 31, 2019, 2018 or 2017.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

12. Commitments and Contingencies
The Company is subject, from time to time, to various types of third-party legal claims or litigation that arise in the ordinary course of business, including, but not limited to, property loss claims, personal injury or other damages resulting from contact with the Company's properties. These claims and lawsuits and any resulting damages are generally covered by the Company's insurance policies. The Company accrues for legal costs associated with loss contingencies when these costs are probable and reasonably estimable. While the resolution of these matters cannot be predicted with certainty, management does not expect, based on currently available information, that the final outcome of any pending claims or legal proceedings will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.
University House Communities Group, Inc., Indemnity Claims
The Company received an indemnity notice from UHC Acquisition Sub LLC ("UHC") regarding certain matters under the Stock Purchase Agreement, dated January 3, 2016, for University House, which was sold in June 2016. The notice set forth various items for which UHC believed they were entitled to indemnification from the Company. In the normal course of property dispositions, pursuant to the purchase and sale agreements, certain indemnification claims can be made against the Company by the purchaser. Based on the facts and circumstances of the indemnification claims made, guidance provided by third-party specialists and external counsel, and management’s ongoing assessment of the UHC claims, the Company accrued a potential loss contingency representing their best estimate of the potential loss related to these claims. On June 14, 2019, UHC and the Company, through various negotiations, reached a final settlement for the claims in the amount of $30,000, which was paid by the Company on June 24, 2019. During the years ended December 31, 2019, 2018 and 2017 the Company recognized losses from discontinued operations of $25,500, $0, and $4,500, respectively, related to these claims.
Legacy Corner Apartments
As previously disclosed in the Annual Report for the year ended December 31, 2017, the Company recorded $553 of other expenses on the consolidated statements of operations and comprehensive income related to its portion of the final settlement of this matter.
Operating and Finance Lease Commitments
The Company has non-cancelable contracts of property improvements that have been deemed to contain finance leases that, prior to the adoption of Topic 842, were previously classified as capital leases. In addition, the Company has non-cancelable operating leases for office space used in its business and, upon the adoption of Topic 842, the Company recognized operating lease right-of-use ("ROU") assets of $2,890 and lease liabilities of $3,114.
In conjunction with the adoption of Topic 842, the Company elected the following practical expedients and accounting policies:

•	to combine lease and non-lease components and apply Topic 842 to the combined component;

•	to utilize a portfolio approach for determining a discount rate for groups of leases which are similar in nature and have similar contract provisions;

•	to not recognize assets and liabilities related to leases with terms of 12 months or less; and

•	to exclude variable lease payments from initial recognition of the lease liabilities and all lease options from the determination of minimum lease terms.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

The following table reflects the Company's operating, finance and capital lease arrangements as of December 31, 2019 and 2018:

	As of
	December 31, 2019	December 31, 2018
Operating lease ROU assets (a)	$2,515	$—
Operating lease ROU accumulated amortization (a)	$(539)	$—
Operating lease liabilities (b)	$2,169	$—

Finance lease ROU assets (c)	$1,641	$—
Finance lease ROU accumulated amortization (d)	$(187)	$—
Finance lease liabilities (b)	$1,050	$—

Capital lease assets (c)	$—	$2,097
Capital lease accumulated amortization (d)	$—	$(104)
Capital lease liabilities (b)	$—	$1,789

(a)	Recognized as a part of deferred costs and other assets, net, on the consolidated balance sheets.

(b)	Recognized as a part of other liabilities on the consolidated balance sheets.

(c)	Recognized as a part of building and other improvements on the consolidated balance sheets.

(d)	Recognized as a part of accumulated depreciation on the consolidated balance sheets.
The following table reflects the Company's total lease cost, weighted-average lease terms and weighted-average discount rates for the year ended December 31, 2019:

Year ended December 31, 2019
Minimum operating lease payments (a)	$672
Variable operating lease payments (a)	122
Short-term operating lease payments (a)	313
ROU amortization of finance leases (b)	133
Interest expense of finance leases (c)	60
Total lease cost	$1,300

Weighted-average remaining lease term of operating leases	4.7 years
Weighted-average remaining lease term of finance leases	2.8 years
Weighted-average discount rate of operating leases	4.44%
Weighted-average discount rate of finance leases	3.50%

(a)	Recognized as a part of general and administrative expenses on the consolidated statements of operations and comprehensive income.

(b)	Recognized as a part of depreciation and amortization on the consolidated statements of operations and comprehensive income.

(c)	Recognized as a part of interest expense, net, on the consolidated statements of operations and comprehensive income.
The following table reflects the Company's future minimum lease obligations as of December 31, 2019:

	Future Minimum Lease Payments
	Operating Leases	Finance Leases
2020	$586	$493
2021	469	480
2022	442	279
2023	454	21
2024	469	—
Thereafter	40	—
Total expected minimum lease obligation	2,460	1,273
Less: Amount representing interest (a)	(291)	(223)
Present value of net minimum lease payments	$2,169	$1,050

(a)	Interest includes the amount necessary to reduce the total expected minimum lease obligations to present value calculated at the Company's incremental borrowing rate.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2019, 2018 and 2017

The following table reflects the Company's future minimum lease obligations as of December 31, 2018:

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

13. Subsequent Events
In preparing its consolidated financial statements, the Company evaluated events and transactions occurring after December 31, 2019 through the date the financial statements were issued for recognition and disclosure purposes.
On January 15, 2020, the Company sold a total of 21,249 shares and generated $50 in gross offering proceeds under the DRP.
On January 3, 2020, the Company extinguished the $41,000 mortgage payable of Campus Marketplace with cash on hand.
14. Quarterly Supplemental Financial Information (unaudited)
The following table represents the results of operations, for each quarterly period, during 2019 and 2018:

	For the quarter ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total income	$54,740	$58,169	$57,190	$56,391
Net income from continuing operations	28,694	24,926	6,278	4,001
Net loss from discontinued operations	—	—	(12,000)	(13,500)
Net income (loss)	28,694	24,926	(5,722)	(9,499)
Net loss per common share, from discontinued operations, basic and diluted (a)	$—	$—	($0.02)	($0.02)
Net income (loss) per common share, basic and diluted (a)	$0.04	$0.03	($0.01)	($0.01)
Weighted average number of common shares outstanding, basic (a)	728,544,149	728,722,763	728,654,374	728,558,989
Weighted average number of common shares outstanding, diluted (a)	729,536,570	729,456,722	729,287,663	728,827,861

	For the quarter ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total income	$57,256	$60,094	$61,490	$63,834
Net income	17,507	8,947	23,163	34,232
Net income per common share, basic and diluted (a)	$0.03	$0.01	$0.03	$0.04
Weighted average number of common shares outstanding, basic (a)	727,904,818	768,385,770	774,391,881	774,311,254
Weighted average number of common shares outstanding, diluted (a)	728,973,047	769,306,859	774,930,240	774,394,732

(a)	Quarterly net income per common share amounts may not total to the annual amounts due to rounding and the changes in the number of weighted average common shares outstanding.

INVENTRUST PROPERTIES CORP.

Schedule III - Real Estate and Accumulated Depreciation
(amounts stated in thousands)

		Initial Cost (A)				Gross amount at which carried at end of period
PROPERTY NAME Location	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date Acquired
BEAR CREEK VILLAGE CENTER Wildomar, CA	$12,748	$3,523	$12,384	$—	$317	$3,523	$12,701	$16,224	$4,965	2009
BENT TREE PLAZA Raleigh, NC	—	1,983	7,093	—	1,605	1,983	8,698	10,681	3,104	2009
BUCKHEAD CROSSING Atlanta, GA	—	7,565	27,104	—	1,013	7,565	28,117	35,682	11,052	2009
CAMPUS MARKETPLACE San Marcos, CA	41,000	26,928	43,445	55	(33)	26,983	43,412	70,395	4,681	2017
CARY PARK TOWN CENTER Cary, NC	—	5,555	17,280	—	—	5,555	17,280	22,835	1,534	2017
CENTERPLACE OF GREELEY Greeley, CO	13,795	3,904	14,715	—	369	3,904	15,084	18,988	5,978	2009
CHEYENNE MEADOWS Colorado Springs, CO	—	2,023	6,991	—	171	2,023	7,162	9,185	2,843	2009
COMMONS AT UNIVERSITY PLACE Raleigh, NC	—	3,198	17,909	—	—	3,198	17,909	21,107	569	2019
COWETA CROSSING Newnan, GA	—	1,143	4,590	—	8	1,143	4,598	5,741	1,898	2009
CUSTER CREEK VILLAGE Richardson, TX	—	4,750	12,245	—	387	4,750	12,632	17,382	5,534	2007
ELDORADO MARKETPLACE Dallas, TX	—	15,732	49,311	—	—	15,732	49,311	65,043	582	2019
ELDRIDGE TOWN CENTER Houston, TX	—	5,380	22,994	—	1,687	5,380	24,681	30,061	12,470	2005
GARDEN VILLAGE San Pedro, CA	—	3,188	16,522	3,268	144	6,456	16,666	23,122	6,379	2009
GATEWAY MARKET CENTER Tampa, FL	—	13,600	4,992	—	4,011	13,600	9,003	22,603	2,232	2010

		Initial Cost (A)				Gross amount at which carried at end of period
PROPERTY NAME Location	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date Acquired
KENNESAW MARKETPLACE Kennesaw, GA	$—	$12,587	$51,860	$—	$242	$12,587	$52,102	$64,689	$2,840	2018
KROGER TOMBALL Tomball, TX	—	1,104	10,223	—	—	1,104	10,223	11,327	241	2019
KYLE MARKETPLACE Kyle, TX	—	6,076	48,220	—	331	6,076	48,551	54,627	3,902	2017
LAKESIDE WINTER PARK AND LAKESIDE CROSSINGS Orland, FL	—	16,594	41,085	—	—	16,594	41,085	57,679	1,090	2019
MARKET AT WESTLAKE Westlake Hills, TX	—	1,200	6,274	(64)	—	1,136	6,274	7,410	2,802	2007
NORTHCROSS COMMONS Charlotte, NC	—	7,591	21,303	—	463	7,591	21,766	29,357	2,479	2016
OLD GROVE MARKETPLACE Oceanside, CA	—	12,545	8,902	—	49	12,545	8,951	21,496	1,156	2016
PARAISO PARC AND WESTFORK PLAZA Pembroke Pines, FL	—	28,267	124,019	—	4,367	28,267	128,386	156,653	12,518	2017
PAVILION AT LAQUINTA LaQuinta, CA	23,245	15,200	20,947	—	856	15,200	21,803	37,003	8,417	2009
PEACHLAND PROMENADE Port Charlotte, FL	—	1,742	6,502	4,158	7,857	5,900	14,359	20,259	942	2009
PGA PLAZA Palm Beach Gardens, FL	—	10,414	75,730	—	302	10,414	76,032	86,446	4,075	2018
PLANTATION GROVE Ocoee, FL	7,300	3,705	6,300	—	708	3,705	7,008	10,713	1,485	2014
PLAZA MIDTOWN Atlanta, GL	—	5,295	23,946	—	194	5,295	24,140	29,435	1,871	2017

		Initial Cost (A)				Gross amount at which carried at end of period
PROPERTY NAME Location	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date Acquired
RENAISSANCE CENTER Durham, NC	$14,818	$26,713	$96,141	$—	$3,571	$26,713	$99,712	$126,425	$13,650	2016
RIO PINOR PLAZA Orlando, FL	—	5,171	26,903	—	216	5,171	27,119	32,290	4,083	2015
RIVER OAKS SHOPPING CENTER Valencia, CA	—	24,598	88,418	—	205	24,598	88,623	113,221	7,142	2017
RIVERVIEW VILLAGE Arlington, TX	—	6,000	9,649	—	822	6,000	10,471	16,471	4,711	2007
RIVERWALK MARKET Flower Mound, TX	—	5,931	23,922	—	73	5,931	23,995	29,926	2,773	2016
ROSE CREEK Woodstock, GA	—	1,443	5,630	—	530	1,443	6,160	7,603	2,337	2009
SANDY PLAINS CENTRE Marietta, GA	—	12,364	27,270	652	2,066	13,016	29,336	42,352	1,002	2018
SARASOTA PAVILION Sarasota, FL	—	12,000	25,823	—	4,310	12,000	30,133	42,133	9,579	2010
SCOFIELD CROSSING Austin, TX	—	8,100	4,992	(576)	3,269	7,524	8,261	15,785	2,457	2007
SHOPS AT FAIRVIEW TOWN CENTER Dallas, TX	—	7,299	25,233	—	—	7,299	25,233	32,532	431	2019
SHOPS AT THE GALLERIA Austin, TX	—	52,104	75,651	—	624	52,104	76,275	128,379	10,486	2016
SONTERRA VILLAGE San Antonio, TX	—	5,150	15,095	—	404	5,150	15,499	20,649	2,199	2015
SOUTHERN PALM CROSSING Miami, FL	—	37,735	49,843	—	—	37,735	49,843	87,578	941	2019
STEVENSON RANCH Stevenson Ranch, CA	—	29,519	39,190	—	146	29,519	39,336	68,855	5,238	2016

		Initial Cost (A)				Gross amount at which carried at end of period
PROPERTY NAME Location	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date Acquired
SUNCREST VILLAGE Orlando, FL	$8,400	$6,742	$6,403	$—	$911	$6,742	$7,314	$14,056	$1,515	2014
SYCAMORE COMMONS Matthews, NC	—	12,500	31,265	—	3,176	12,500	34,441	46,941	12,872	2010
THE CENTER AT HUGH HOWELL Tucker, GA	—	2,250	11,091	—	751	2,250	11,842	14,092	5,611	2007
THE PARKE Cedar Park, TX	—	9,271	83,078	—	428	9,271	83,506	92,777	7,011	2017
THE POINTE AT CREEDMOOR Raleigh, NC	—	7,507	5,454	—	55	7,507	5,509	13,016	774	2016
THE SHOPS AT TOWN CENTER Germantown, MD	—	19,998	29,776	—	295	19,998	30,071	50,069	2,987	2017
THE SHOPS AT WALNUT CREEK Westminster, CO	28,630	10,132	44,089	—	1,876	10,132	45,965	56,097	7,644	2015
THOMAS CROSSROADS Newnan, GA	—	1,622	8,322	—	1,156	1,622	9,478	11,100	3,489	2009
TRAVILAH SQUARE Washington, D.C.	—	8,964	39,836	—	—	8,964	39,836	48,800	449	2019
UNIVERSITY OAKS SHOPPING CENTER Round Rock, TX	26,115	7,250	25,326	—	8,098	7,250	33,424	40,674	11,585	2010
WESTPARK SHOPPING CENTER Glen Allen, VA	—	7,462	24,164	—	4,279	7,462	28,443	35,905	3,256	2013
WINDWARD COMMONS Alpharetta, GA	—	12,823	13,779	—	320	12,823	14,099	26,922	1,749	2016
WOODLAKE CROSSING San Antonio, TX	—	3,420	14,153	—	3,411	3,420	17,564	20,984	6,464	2009
Total Corporate Assets	—	—	—	—	9,064	—	9,064	9,064	6,628	-
Total	$176,051	$564,860	$1,553,382	$7,493	$75,104	$572,353	$1,628,486	$2,200,839	$246,702

INVENTRUST PROPERTIES CORP.

Schedule III - Real Estate and Accumulated Depreciation
(amounts stated in thousands)

Notes to Schedule III
The Company had $4,052 of assets included in construction in progress at December 31, 2019, which have been omitted from the prior table. The aggregate cost of real estate owned at December 31, 2019 for federal income tax purposes was approximately $2,410,252 (unaudited).

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

(C)	Reconciliation of real estate owned:

	2019	2018	2017
Balance at January 1,	$2,229,495	$2,516,085	$2,180,252
Acquisitions and capital improvements	368,489	237,439	598,843
Disposals and write-offs	(397,145)	(524,029)	(263,010)
Balance at December 31,	$2,200,839	$2,229,495	$2,516,085

(D)	Reconciliation of accumulated depreciation:

	2019	2018	2017
Balance at January 1,	$286,330	$348,337	$351,389
Depreciation expense, continuing operations	66,808	73,021	70,959
Depreciation expense, properties classified as discontinued operations	—	—	974
Disposal and write-offs	(106,436)	(135,028)	(74,985)
Balance at December 31,	$246,702	$286,330	$348,337

(E)	Depreciation is computed based upon the following estimated lives:

Buildings and improvements	30 years
Tenant improvements	Life of the lease
Furniture, fixtures and equipment	5	-	15 years