Form 10-Q
period 2020-03-31
InvenTrust Properties Corp.
filed 2020-05-08
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Securities registered pursuant to Section 12(b) of the Exchange Act: None

Title of each class	Trading Symbol	Name of each exchange on which registered

N/A	N/A	N/A
Securities registered pursuant to Section 12(g) of the Act: Common Stock
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of May 1, 2020, there were 720,886,925 shares of the registrant's common stock outstanding.

InvenTrust Properties Corp.

Quarterly Report on Form 10-Q
For the quarterly period ended March 31, 2020

- i-

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	As of
	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Investment properties
Land	$578,391	$572,353
Building and other improvements	1,640,313	1,628,486
Construction in progress	2,592	4,052
Total	2,221,296	2,204,891
Less accumulated depreciation	(252,444)	(246,702)
Net investment properties	1,968,852	1,958,189
Cash and cash equivalents	329,212	255,069
Restricted cash	5,150	5,679
Investment in unconsolidated entities	117,220	118,861
Intangible assets, net	114,050	116,360
Accounts and rents receivable, net	25,551	30,194
Deferred costs and other assets, net	26,077	22,836
Total assets	$2,586,112	$2,507,188

Liabilities
Debt, net	$681,662	$572,850
Accounts payable and accrued expenses	21,593	29,804
Distributions payable	13,678	13,252
Intangible liabilities, net	42,319	42,642
Other liabilities	38,737	29,039
Total liabilities	797,989	687,587
Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 720,829,133 shares issued and outstanding as of March 31, 2020 and 720,807,884 shares issued and outstanding as of December 31, 2019.	721	721
Additional paid-in capital	5,568,679	5,568,707
Distributions in excess of accumulated net income	(3,768,048)	(3,750,884)
Accumulated comprehensive (loss) income	(13,229)	1,057
Total stockholders' equity	1,788,123	1,819,601
Total liabilities and stockholders' equity	$2,586,112	$2,507,188
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

(in thousands, except share and per share amounts)

	Three months ended March 31
	2020	2019
Income
Lease income, net	$51,284	$55,499
Other property income	191	451
Other fee income	963	905
Total income	52,438	56,855

Operating expenses
Depreciation and amortization	22,122	22,862
Property operating	7,108	7,938
Real estate taxes	8,489	9,051
General and administrative	7,195	8,523
Total operating expenses	44,914	48,374

Other income (expense)
Interest and other income, net	1,555	539
Interest expense, net	(4,809)	(5,478)
Gain on sale of investment properties	457	—
Equity in earnings of unconsolidated entities	789	459
Provision for asset impairment	(9,002)	—
Total other expense, net	(11,010)	(4,480)

Net (loss) income from continuing operations	(3,486)	4,001
Net loss from discontinued operations	—	(13,500)
Net loss	$(3,486)	$(9,499)

Weighted-average number of common shares outstanding, basic	720,825,864	728,558,989
Weighted-average number of common shares outstanding, diluted	720,825,864	728,827,861

Net income per common share, from continuing operations, basic and diluted	$—	$0.01
Net loss per common share, from discontinued operations, basic and diluted	—	(0.02)
Net income per common share, basic and diluted	$—	$(0.01)

Distributions declared per common share outstanding	$0.02	$0.02
Distributions paid per common share outstanding	$0.02	$0.02
Comprehensive loss
Net loss	$(3,486)	$(9,499)
Unrealized loss on derivatives	(14,141)	(112)
Reclassification to interest expense, net	(145)	(432)
Comprehensive loss	$(17,772)	$(10,043)
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Equity
(Unaudited)

(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income	Total

Beginning balance, January 1, 2019	728,558,989	$729	$5,585,758	$(3,735,810)	$1,637	$1,852,314
Net loss	—	—	—	(9,499)	—	(9,499)
Unrealized loss on derivatives	—	—	—	—	(112)	(112)
Reclassification to interest expense, net	—	—	—	—	(432)	(432)
Distributions declared	—	—	—	(13,405)	—	(13,405)
Stock-based compensation, net	—	—	397	—	—	397
Ending balance, March 31, 2019	728,558,989	$729	$5,586,155	$(3,758,714)	$1,093	$1,829,263

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income (Loss)	Total

Beginning balance, January 1, 2020	720,807,884	$721	$5,568,707	$(3,750,884)	$1,057	$1,819,601
Net loss	—	—	—	(3,486)	—	(3,486)
Unrealized loss on derivatives	—	—	—	—	(14,141)	(14,141)
Reclassification to interest expense, net	—	—	—	—	(145)	(145)
Distributions declared	—	—	—	(13,678)	—	(13,678)
Stock-based compensation, net	—	—	201	—	—	201
Common stock issuance costs in excess of proceeds from distribution reinvestment plan	21,249	—	(229)	—	—	(229)
Ending balance, March 31, 2020	720,829,133	$721	$5,568,679	$(3,768,048)	$(13,229)	$1,788,123

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)

	Three months ended March 31
	2020	2019
Cash flows from operating activities:
Net loss	$(3,486)	$(9,499)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,122	22,862
Amortization of above and below-market leases and lease inducements, net	(1,542)	(1,591)
Amortization of debt premiums, discounts and financing costs, net	467	417
Straight-line rent adjustment, net	(378)	(1,126)
Provision for asset impairment	9,002	—
Gain on sale of investment properties	(457)	—
Equity in earnings of unconsolidated entities	(789)	(459)
Distributions from unconsolidated entities	2,299	1,841
Stock-based compensation, net	528	845
Provision for indemnification claims	—	13,500
Changes in operating assets and liabilities:
Accounts and rents receivable, net	5,023	2,675
Deferred costs and other assets	(3,627)	(3,958)
Accounts payable and accrued expenses	(9,375)	(4,553)
Other liabilities	(2,889)	524
Net cash provided by operating activities	16,898	21,478
Cash flows from investing activities:
Purchase of investment properties	(30,309)	(78,987)
Acquired in-place and market lease intangibles, net	(2,068)	(6,413)
Capital expenditures and tenant improvements	(4,169)	(5,965)
Investment in development and re-development projects	(910)	(1,909)
Proceeds from sale of investment properties, net	650	—
Lease commissions and other leasing costs	(1,010)	(568)
Other assets	(250)	270
Other liabilities	(433)	(417)
Net cash used in investing activities	(38,499)	(93,989)
Cash flows from financing activities:
Proceeds from distribution reinvestment plan	49	—
Distributions to shareholders	(13,252)	(13,029)
Proceeds from debt	150,000	—
Payoffs of debt	(41,000)	—
Principal payments of mortgage debt	(457)	(514)
Payment of finance lease liabilities	(100)	(117)
Payment of loan fees and deposits	(25)	(134)
Net cash provided by (used in) financing activities	95,215	(13,794)
Net increase (decrease) in cash, cash equivalents, and restricted cash	73,614	(86,305)
Cash, cash equivalents, and restricted cash at the beginning of the period	260,748	264,853
Cash, cash equivalents, and restricted cash at the end of the period	$334,362	$178,548

Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$329,212	$174,237
Restricted cash	5,150	4,311
Cash, cash equivalents, and restricted cash at the end of the period	$334,362	$178,548

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)

	Three months ended March 31
	2020	2019
Supplemental disclosure and schedules:
Cash flow disclosure, including non-cash activities:
Cash paid for interest, net of capitalized interest of $5 and $0, respectively	$4,567	$5,164
Cash refunded (paid) for income taxes, net	$5	$(11)
Distributions payable to shareholders	$13,678	$13,405
Accrued capital expenditures and tenant improvements	$1,906	$649
Accrued investment in re-development projects	$403	$784
Accrued lease commissions and other leasing costs	$268	$351
Capitalized costs placed in service	$4,312	$5,686
Accrued tenant building construction	$—	$7,100
Reclassification of registration statement costs incurred to equity issuance costs	$278	$—

Purchase of investment properties:
Net investment properties	$30,515	$79,433
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	3,770	8,530
Accounts payable and accrued expenses, lease intangibles, and other liabilities	(1,908)	(2,563)
Cash outflow for purchase of investment properties, net	32,377	85,400
Capitalized acquisition costs	(63)	(608)
Credits and other changes in cash outflow, net	890	1,958
Gross acquisition price of investment properties	$33,204	$86,750

Sale of investment properties:
Net investment properties	$193	$—
Gain on sale of investment properties, net	457	—
Proceeds from sale of investment properties, net	650	—
Gross disposition price of investment properties	$650	$—
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of these interim condensed consolidated financial statements (the "Quarterly Report") should refer to the audited consolidated financial statements of InvenTrust Properties Corp. (the "Company") as of and for the year ended December 31, 2019, which are included in the Company's Annual Report on Form 10-K (the "Annual Report") as certain note disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary (consisting of normal recurring accruals, except as otherwise noted) for a fair presentation have been included in these condensed consolidated financial statements. Unless otherwise noted, all dollar amounts are stated in thousands, except per share amounts. Number of properties and square feet are unaudited.
1. Organization
On October 4, 2004, InvenTrust Properties Corp. (the "Company") was incorporated as Inland American Real Estate Trust, Inc. as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust ("REIT") for federal tax purposes. The Company changed its name to InvenTrust Properties Corp. in April of 2015 and is focused on owning, managing, acquiring and developing a multi-tenant retail platform.
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
The Company determined it has a single reportable segment, multi-tenant retail, for disclosure purposes in accordance with GAAP. The following table summarizes the Company's multi-tenant retail portfolio as of March 31, 2020 and 2019:

	Total Portfolio		Wholly-Owned and Consolidated Retail Properties (a)		Unconsolidated Retail Properties (b)
	2020	2019	2020	2019	2020	2019
No. of properties	66	73	56	60	10	13
Square feet	10,958,613	12,251,264	8,488,479	9,645,450	2,470,134	2,605,814

(a)	Includes one retail property classified as a consolidated VIE at March 31, 2019.

(b)	Reflects partial ownership of properties owned through the Company's interest in an unconsolidated joint venture.
Impact of the COVID-19 Pandemic on the Company's Financial Statements
The Company is closely monitoring the impact of the coronavirus disease 2019 ("COVID-19") pandemic on all aspects of its business, including how it will impact its tenants and their ability to make rental payments in a timely fashion or at all. The Company did not experience significant disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic.
Under the federal legislation enacted on March 27, 2020, known as the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), certain limitations on the deductibility of net operating losses ("NOLs") enacted under prior federal tax legislation have been temporarily rolled back. In particular, the CARES Act permits businesses to carryback NOLs generated in taxable years beginning after December 31, 2017 and before January 1, 2021 to the previous five years and temporarily suspends, until taxable years beginning after December 31, 2020, the annual limit of the 80% on the amount of taxable income

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

that NOLs generated in taxable years beginning after December 31, 2017 may offset. As a result of the anticipated NOL carryback claims for the Company's taxable REIT subsidiaries, total additional tax benefits of $1,168 have been recognized as part of interest and other income, net, on the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2020.
2. Basis of Presentation and Recently Issued Accounting Pronouncements
The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, judgments and assumptions are required in a number of areas, including, but not limited to, evaluating the impairment of long-lived assets, allocating the purchase price of acquired retail properties, determining the fair value of debt and evaluating the collectability of accounts receivable. The Company bases these estimates, judgments and assumptions on historical experience and various other factors that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates.
FASB Staff Q&A, Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic
On April 10, 2020, the Financial Accounting Standards Board ("FASB") issued a document titled Staff Q&A, Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic ("FASB Q&A document") which focused on the application of lease guidance for concessions related to the effects of the COVID-19 pandemic. In this document, the FASB staff will allow entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842, Leases, ("Topic 842") as though enforceable rights and obligations for those qualifying concessions existed. The Company is continuing to evaluate the impact of this optional election on the condensed consolidated financial statements and related disclosures.
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
January 2020
The Company adopted the amendments of ASU No. 2018-13 on the applicable basis required, either prospective or retrospective. The standard only impacts fair value measurement disclosures, and therefore did not have an impact on the Company's condensed consolidated financial position, results of operations, or cash flows.

ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
ASU 2020-04 is intended to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of)
reference rate reform on financial reporting.

Topic 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. Application of these expedients, which may be elected over time as reference rate reform activities occur, preserves the presentation of derivatives consistent with past presentation.
January 2020
The Company adopted ASU No. 2020-04 and has elected to apply, as of January 1, 2020, the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives.

The Company is continuing to evaluate this
guidance and may apply other elections as applicable as additional changes in the market occur. The Company expects the application of Topic 848 to assist in preserving the Company's presentation of derivatives as cash flow hedges.

Other recently issued accounting standards or pronouncements not disclosed in the foregoing table have been excluded because they are either not relevant to the Company, or are not expected to have, or did not have, a material effect on the condensed consolidated financial statements of the Company.

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
Remaining lease terms range from less than one year to forty years. Minimum lease payments to be received under long-term operating leases and short-term specialty leases, excluding additional percentage rent based on tenants' sales volume and tenant reimbursements of certain operating expenses, and assuming no exercise of renewal options or early termination rights, are as follows:

Minimum lease payments, by year	As of March 31, 2020
2020	$110,759
2021	137,676
2022	117,445
2023	102,738
2024	86,443
Thereafter	311,119
Total	$866,180

The following table reflects the disaggregation of lease income, net:

	Three months ended March 31
	2020	2019
Minimum lease payments	$36,177	$39,407
Tax and insurance recoveries	8,130	8,258
Common area maintenance and other recoveries	5,150	5,777
Amortization of above and below-market leases and lease inducements, net	1,542	1,591
Short-term, termination fee and other lease income	1,048	671
Estimated credit losses	(763)	(205)
Lease income, net	$51,284	$55,499

Other Fee Income
The following table reflects the disaggregation of other fee income:

	Three months ended March 31
	2020	2019
Property management fees	$577	$638
Asset management fees	285	245
Leasing commissions and other fees	101	22
Other fee income	$963	$905

The Company has other fee income receivable of $278 and $460 as of March 31, 2020 and December 31, 2019, respectively.
The Company is closely monitoring the impact of the COVID-19 pandemic regarding the Company's ability to collect future

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

lease payments under the terms of the respective leases. While the Company did not experience significant disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic, the Company will likely have increased exposure to higher levels of estimated credit losses going forward, the impact of which could be material.
4. Acquired Properties
The following table reflects the retail properties acquired, accounted for as asset acquisitions, during the three months ended March 31, 2020:

Acquisition Date	Property	Metropolitan Area	Gross Acquisition Price	Square Feet
February 25, 2020	Trowbridge Crossing	Atlanta, GA	$10,950	62,600
March 10, 2020	Antoine Town Center (a)	Houston, TX	22,254	110,500
			$33,204	173,100

(a)	This retail property was acquired from the Company's unconsolidated joint venture, as disclosed in "Note 6. Investment in Consolidated and Unconsolidated Entities".
The following table reflects the retail properties acquired, accounted for as asset acquisitions, during the three months ended March 31, 2019:

Acquisition Date	Property	Metropolitan Area	Gross Acquisition Price	Square Feet
January 31, 2019	Commons at University Place	Raleigh, NC	$23,250	92,000
March 20, 2019	Lakeside Winter Park and Lakeside Crossings	Orlando, FL	63,500	76,000
			$86,750	168,000

Transaction costs of $63 and $608 were capitalized during the three months ended March 31, 2020 and 2019, respectively.
5. Disposed Properties
The following table reflects the completion of partial condemnations at two retail properties during the three months ended March 31, 2020:

Disposition Date	Property	Metropolitan Area	Gross Disposition Price	Gain on Sale
February 10, 2020	University Oaks Shopping Center	Round Rock, TX	$527	$357
February 12, 2020	Centerplace of Greeley	Greeley, CO	123	100
			$650	$457

In aggregate, the Company recognized net proceeds of $650 from the completion of partial condemnations at two retail properties on the condensed consolidated statement of cash flows during the three months ended March 31, 2020.
There were no retail properties disposed of during the three months ended March 31, 2019.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. Investment in Unconsolidated Entities
Joint Venture Interests
IAGM Retail Fund I, LLC
As of March 31, 2020 and December 31, 2019, the Company owned a 55% interest in one unconsolidated entity, IAGM Retail Fund I, LLC ("IAGM"), a retail joint venture partnership between the Company and PGGM Private Real Estate Fund ("PGGM"). As of March 31, 2020 and December 31, 2019, the carrying value of the Company's investment in IAGM was $117,220 and $118,861, respectively.
During the three months ended March 31, 2020, IAGM prepaid a $14,872 mortgage payable on one retail property with cash on hand.
During the three months ended March 31, 2020, the Company purchased Antoine Town Center from IAGM for $22,254, a fair value determined by independent appraisal, which resulted in IAGM recognizing a gain on sale of $1,741. The Company deferred its share of IAGM's gain on sale of $958 and will amortize the gain over 30 years as an increase to equity in earnings of unconsolidated entities on the consolidated statement of operations and comprehensive loss.
During the three months ended March 31, 2020, IAGM entered into two interest rate swap agreements to achieve fixed interest rates on debt with a variable rate of 1-Month LIBOR plus 1.55%. Each of the interest rate swaps have an effective date of April 1, 2020 and a termination date of November 2, 2023. One interest rate swap has a notional amount of $45,000 and achieves a fixed interest rate of 1.979%. The other interest rate swap has a notional amount of $30,000 and achieves a fixed interest rate of 1.956%. The Company recognizes its share of gains or losses resulting from IAGM's interest rate swaps as an adjustment to the Company's investment in IAGM and an increase or decrease in comprehensive income. As of March 31, 2020, the interest rate swaps were deemed to be liabilities of $238 on a fair value basis, of which the Company's share was $131.
Combined Condensed Financial Information
As of March 31, 2020 and December 31, 2019, the Company's sole joint venture interest is in IAGM. Another joint venture was disposed of in 2019. The following table presents condensed balance sheet information for IAGM and separate condensed income statement information of IAGM and the other joint venture which was disposed in late 2019.

	As of
	March 31, 2020	December 31, 2019
Assets:
Real estate assets, net of accumulated depreciation	$405,633	$425,585
Other assets	64,041	66,437
Total assets	469,674	492,022
Liabilities and equity:
Mortgages payable, net	241,980	256,732
Other liabilities	14,385	20,765
Equity	213,309	214,525
Total liabilities and equity	469,674	492,022

Company's share of equity	118,175	118,861
Deferred gain, net of accumulated amortization of $3	(955)	—
Carrying value of investments in unconsolidated entities	$117,220	$118,861

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended March 31,
IAGM	2020	2019
Total income	$12,723	$13,640
Depreciation and amortization	(4,342)	(5,276)
Property operating	(2,121)	(1,987)
Real estate taxes	(2,426)	(2,606)
Interest expense, net	(2,193)	(2,894)
General and administrative	(119)	(119)
Gain on sale of real estate	1,741	—
Loss on debt extinguishment	(8)	—
Net income	3,255	758
Other joint venture interest
Net loss	—	(4,858)
Net income (loss)	$3,255	$(4,100)

Company's share of net income (loss)	$1,744	$(3,944)
Outside basis adjustment for IAGM's sale of real estate	(955)	—
Outside basis adjustment for other joint venture's sale of assets	—	4,403
Equity in earnings of unconsolidated entities	$789	$459
The following table summarizes the scheduled maturities of IAGM's mortgages payable as of March 31, 2020, for the remainder of 2020, each of the next four years and thereafter.

Scheduled maturities by year:	As of March 31, 2020
2020	$—
2021	23,150
2022	—
2023	180,125
2024	—
Thereafter	40,680
Total	$243,955

As of March 31, 2020 and December 31, 2019, none of IAGM's mortgages payable are recourse to the Company. It is anticipated that the joint venture will be able to repay, refinance or extend all of its debt on a timely basis.
7. Debt
As of March 31, 2020, the Company's total debt, net, was $681,662, which consists of mortgages payable, net, of $133,908 and credit agreements, net, of $547,754. The Company believes it has the ability to repay, refinance or extend any of its debt, and that it has adequate sources of funds to meet short-term cash needs related to mortgages payable. It is anticipated that the Company will use proceeds from property sales, cash on hand and available capacity on credit agreements, if any, to repay, refinance or extend the mortgages payable maturing in the near term.
The Company's credit agreements and mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions and distribution limitations. As of March 31, 2020 and December 31, 2019, the Company was in compliance with all loan covenants.
Mortgages Payable
As of March 31, 2020 and December 31, 2019, mortgages payable had fixed interest rates ranging from 3.49% to 5.49% with a weighted average interest rate of 4.34%. During the three months ended March 31, 2020, the Company extinguished the $41,000 mortgage payable on one retail property with cash on hand.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the scheduled maturities of the Company's mortgages payable as of March 31, 2020 for the remainder of 2020, each of the next four years and thereafter.

Scheduled maturities by year:	As of March 31, 2020
2020	$—
2021	—
2022	49,538
2023	40,726
2024	15,700
Thereafter	28,630
Total mortgage payable maturities	$134,594
Debt issuance costs, net of accumulated amortization	(575)
Discount, net of accumulated amortization	(111)
Total mortgages payable, net	$133,908
Credit Agreements
Revolving Credit Agreement
On December 21, 2018, the Company entered into an unsecured revolving credit agreement, which amended and restated the Company's prior unsecured revolving credit agreement in its entirety, and provides for a $350,000 unsecured revolving line of credit (the "Revolving Credit Agreement"). During the three months ended March 31, 2020, the Company drew $150,000 on the Revolving Credit Agreement at an interest rate of 2.01% reflecting 1-Month LIBOR plus 1.05% for general corporate purposes and to increase its financial flexibility in light of the COVID-19 pandemic. The Revolving Credit Agreement has a 4-year term maturing on December 21, 2022 with two six-month extension options. As of March 31, 2020 and December 31, 2019, the Company had a total of $150,000 and no outstanding borrowings, respectively, under the Revolving Credit Agreement, and a facility fee of 0.15% based on the Company's total leverage ratio. As of March 31, 2020, the remaining capacity on the Revolving Credit Agreement was $200,000.
Unsecured term loans
As of March 31, 2020 and December 31, 2019, the Company had the following unsecured term loan tranches outstanding:

	March 31, 2020		December 31, 2019
	Principal Balance	Interest Rate	Principal Balance	Interest Rate	Maturity Date
$250.0 million 5 year - swapped to fixed rate	$100,000	2.6795% (a)	$100,000	2.6795% (a)	December 21, 2023
$250.0 million 5 year - swapped to fixed rate	100,000	2.6795% (a)	100,000	2.6795% (a)	December 21, 2023
$250.0 million 5 year - variable-rate	50,000	2.7811% (b)	50,000	2.8911% (c)	December 21, 2023
$150.0 million 5.5 year - swapped to fixed rate	50,000	2.6915% (a)	50,000	2.6915% (a)	June 21, 2024
$150.0 million 5.5 year - swapped to fixed rate	50,000	2.6990% (a)	50,000	2.6990% (a)	June 21, 2024
$150.0 million 5.5 year - variable-rate	50,000	2.7811% (b)	50,000	2.8911% (c)	June 21, 2024
Total unsecured term loans	400,000		400,000
Issuance costs, net of accumulated amortization	(2,246)		(2,471)
Total unsecured term loans, net	$397,754		$397,529

(a)
As of March 31, 2020, the Company has four interest rate swap agreements, of which two have a notional amount of $100,000, an effective date of December 2, 2019, a termination date of December 21, 2023, and achieve a fixed interest rate of 2.68%. The other two interest rate swap agreements each have a notional amount of $50,000, an effective date of December 2, 2019, a termination date of June 21, 2024, and achieve fixed interest rates of 2.69% and 2.70%.

(b)	Interest rate reflects 1-Month LIBOR plus 1.20% effective March 2, 2020.

(c)	Interest rate reflects 1-Month LIBOR plus 1.20% effective December 2, 2019.

(d)	During the twelve months subsequent to March 31, 2020, the Company expects to reclassify $3,532 of deferred amounts in accumulated comprehensive income (loss) into earnings.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

8. Fair Value Measurements
Recurring Measurements
The following financial instruments are remeasured at fair value on a recurring basis:

	Fair Value Measurements as of
	March 31, 2020			December 31, 2019
Cash Flow Hedges:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative interest rate assets (a)	$—	$—	$—	$—	$1,057	$—
Derivative interest rate liabilities (b)	—	(13,229)	—	—	—	—

(a)	Recognized as a part of deferred costs and other assets, net, on the condensed consolidated balance sheets.

(b)	Recognized as a part of other liabilities on the condensed consolidated balance sheets.
Level 1
At March 31, 2020 and December 31, 2019, the Company had no Level 1 recurring fair value measurements.
Level 2
As of March 31, 2020 and December 31, 2019, the Company determined that the credit valuation adjustments associated with nonperformance risk are not significant to the overall valuation of its derivatives. As a result, the Company's derivative valuations in their entirety are classified as Level 2 of the fair value hierarchy.
Level 3
At March 31, 2020 and December 31, 2019, the Company had no Level 3 recurring fair value measurements.
Nonrecurring Measurements
During the three months ended March 31, 2020, the Company identified one retail property that had a reduction in its expected holding period and recorded a provision for asset impairment of $9,002 on the condensed consolidated statement of operations and comprehensive loss as a result of the fair value being lower than the property's carrying value. The Company's fair value was based on an executed sales contract.
During the three months ended March 31, 2019, the Company had no Level 3 nonrecurring fair value measurements.
Financial Instruments Not Measured at Fair Value
The table below summarizes the estimated fair value of financial instruments presented at carrying values in the Company's condensed consolidated financial statements as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$134,594	$135,113	$176,051	$178,937
Term loans	$400,000	$400,019	$400,000	$400,020
Revolving line of credit	$150,000	$150,461	$—	$—

The Company estimated the fair value of its mortgages payable using a weighted-average effective market interest rate of 4.06% and 3.71% as of March 31, 2020 and December 31, 2019, respectively. The fair value estimate of the term loans approximate the carrying value due to limited market volatility in pricing. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to that of the Company's. As a result, the Company used a weighted-average interest rate of 1.49% and 2.77% as of March 31, 2020 and December 31, 2019, respectively, to estimate the fair value of its term loans. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

9. (Loss) Earnings per Share and Equity Transactions
The following table reconciles the amounts used in calculating basic and diluted (loss) income per share:

	Three months ended March 31
	2020	2019
Numerator:
Net (loss) income from continuing operations	$(3,486)	$4,001
Earnings allocated to unvested restricted shares	—	—
Net (loss) income from continuing operations attributable to common shareholders	$(3,486)	$4,001
Net loss from discontinued operations attributable to common shareholders	$—	$(13,500)

Denominator:
Weighted average number of common shares outstanding - basic	720,825,864	728,558,989
Effect of unvested restricted shares (a)	—	268,872
Weighted average number of common shares outstanding - diluted	720,825,864	728,827,861

Basic and diluted (loss) income per common share:
Net (loss) income from continuing operations per common share	$—	$0.01
Net loss from discontinued operations per common share	—	(0.02)
Net loss per common share	$—	$(0.01)

(a)	For the three months ended March 31, 2020, the Company has excluded the anti-dilutive effect of unvested restricted shares.
On November 1, 2019, the Company adopted a Second Amended and Restated Share Repurchase Program ("Share Repurchase Program"), authorizing redemption of the Company's shares of common stock, subject to certain conditions and limitations, to provide limited liquidity to stockholders. The Company's obligation to repurchase any shares under the Share Repurchase Program was conditioned upon having sufficient funds available to complete the repurchase. The repurchase price per share for all stockholders is equal to a 25% discount to the most recent estimated NAV per share of the Company's common stock established by the Company's Board of Directors (the "Board"), which was $3.14 per share as of May 1, 2019. During the three months ended March 31, 2020, no shares were repurchased in connection with the Share Repurchase Program.
On November 1, 2019, the Company began offering shares of the Company's common stock to existing stockholders pursuant to the Company's amended and restated distribution reinvestment plan ("DRP"). Under the DRP, stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock into additional shares of the Company's common stock in lieu of receiving cash distributions. In accordance with the DRP, participants may acquire shares of common stock at a 25% discount to the most recent estimated NAV per share of the Company's common stock established by the Board, which was $3.14 per share as of May 1, 2019. During the three months ended March 31, 2020, 21,249 shares were issued pursuant to the DRP.
10. Stock-Based Compensation
As of March 31, 2020 and December 31, 2019, the Company had 1,295,691 unvested time-based restricted stock units ("RSUs") and 1,389,642 unvested performance-based RSUs outstanding, each with a weighted-average grant date price per share of $3.14. During the year ended December 31, 2019, the Company engaged an independent valuation advisory consulting firm to estimate the value per share of the Company's common stock.
As of March 31, 2020, there was $4,546 of total unrecognized compensation expense related to unvested stock-based compensation arrangements that will vest through December 2021. The Company recognized stock-based compensation expense of $528 and $845 for the three months ended March 31, 2020 and 2019, respectively.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

11. Commitments and Contingencies
The Company is subject, from time to time, to various types of third-party legal claims or litigation that arise in the ordinary course of business, including, but not limited to, property loss claims, personal injury or other damages resulting from contact with the Company's properties. These claims and lawsuits and any resulting damages are generally covered by the Company's insurance policies. The Company accrues for legal costs associated with loss contingencies when these costs are probable and reasonably estimable. While the resolution of these matters cannot be predicted with certainty, based on currently available information, management does not expect that the final outcome of any pending claims or legal proceedings will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.
University House Communities Group, Inc., Indemnity Claims
The Company received an indemnity notice from UHC Acquisition Sub LLC ("UHC") regarding certain matters under the Stock Purchase Agreement, dated January 3, 2016, for University House Communities Group, Inc., which was sold in June 2016. The notice set forth various items for which UHC believed they were entitled to indemnification from the Company. Based on the facts and circumstances of the indemnification claims made, guidance provided by third-party specialists and external counsel, and management's ongoing assessment of the UHC claims, the Company accrued a potential loss contingency representing their best estimate of the potential loss related to these claims. On June 14, 2019, UHC and the Company, through various negotiations, reached a final settlement for the claims in the amount of $30,000, which was paid by the Company on June 24, 2019. During the three months ended March 31, 2019, the Company recognized losses from discontinued operations of $13,500 related to these claims.
Operating and Finance Lease Commitments
The Company has non-cancelable contracts of property improvements that have been deemed to contain finance leases. In addition, the Company has non-cancelable operating leases for office space used in its business.
Future minimum lease obligations as of March 31, 2020, were as follows:

	Minimum Lease Payments
	Operating Leases	Finance Leases
Remaining 2020	$461	$393
2021	547	480
2022	522	279
2023	536	21
2024	550	—
Thereafter	53	—
Total expected minimum lease obligation	2,669	1,173
Less: Amount representing interest (a)	(296)	(223)
Present value of net minimum lease payments	$2,373	$950

(a)	Interest includes the amount necessary to reduce to present value the total expected minimum lease obligations calculated at the Company's incremental borrowing rate.

INVENTRUST PROPERTIES CORP.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

12. Subsequent Events
Equity Transactions
On April 13, 2020, the Company sold a total of 57,792 shares and generated $136 in gross offering proceeds under the DRP.
Prepayments of Mortgage Payables and Disposal of Retail Property
On April 30, 2020, the Company prepaid a total of $26,349 of mortgages payable on two retail properties with cash on hand.
On May 1, 2020, the Company disposed of Woodlake Crossing, a 160,000 square foot power center located in San Antonio, TX for a gross disposition price of $5,500.
Impact of the COVID-19 Pandemic on the Company's Financial Statements
The Company has received requests for assistance from its tenants and is evaluating each request on an individual basis. The Company does not expect all tenant requests will result in amended agreements, nor does it intend to forgo our contractual rights under our lease agreements.
While the Company has already begun to experience significant disruptions to its financial condition, results of operations, and cash flows from the COVID-19 pandemic, it is unable to estimate the extent of those disruptions due to the dynamic nature of the situation and numerous uncertainties that exist. These uncertainties include, among others, the scope, severity and duration of the pandemic, the actions required to contain the pandemic or mitigate its impact, the direct and indirect economic effects of the pandemic and containment measures, and the length and nature of a recovery, among others.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in these interim condensed consolidated financial statements for the quarter ended March 31, 2020 (the "Quarterly Report"), other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements about InvenTrust Properties Corp.'s (the "Company") plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events; and they involve known and unknown risks that are difficult to predict, including the potential adverse effects of the current coronavirus disease 2019 ("COVID-19") pandemic on the financial condition, results of operations and cash flows of the Company and its tenants. The extent to which the COVID-19 pandemic impacts the Company and its tenants may depend on future developments, which are highly uncertain, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. As a result, our actual financial results, performance, achievements, or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, forward-looking statements can be identified by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "guidance," "predict," "potential," "continue," "likely," "will," "would," "illustrative," and "should," and variations of these terms and similar expressions, or the negatives of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that we consider reasonable based on our knowledge and understanding of the business and industry, but that are inherently uncertain. These statements are not guarantees of future performance, and stockholders should not place undue reliance on forward-looking statements.
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Such risks, uncertainties and other important factors, include those set forth in our filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2019 (the "Annual Report"), and as updated in this Quarterly Report and other quarterly and current reports, which are on file with the SEC and are available at the SEC's website (www.sec.gov). Such risks and uncertainties are related to, among others, the following:

•	the effects of the COVID-19 pandemic, including the effect on our tenants' operations and ability to pay rent;

•	the duration of the COVID-19 pandemic and the timing and nature of a recovery from the pandemic, including the effects of any future resurgence of COVID-19;

•
market, political and economic volatility experienced by the U.S. economy or real estate industry as a whole, including as a result of the COVID-19 pandemic, and the regional and local political and economic conditions in the markets in which our retail properties are located;

•	our ability to collect rent from tenants or to rent space on favorable terms or at all;

•	declaration of bankruptcy by our retail tenants;

•	the impact of the COVID-19 pandemic on our cash flows and our ability to satisfy certain covenants required by our mortgage loans and credit agreements;

•
our ability to execute on a potential strategic transaction intended to enhance stockholder value and provide investment liquidity to stockholders, and the impact of the COVID-19 pandemic on our ability to execute on, and the timing of such a potential strategic transaction;

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

•	actions or failures by our joint venture partners, including development partners;

•	the cost of compliance with and liabilities under environmental, health and safety laws;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	the economic success and viability of our anchor retail tenants;

•	our debt financing, including risk of default, loss and other restrictions placed on us;

•	our ability to refinance or repay maturing debt or to obtain new financing on attractive terms;

•	future increases in interest rates;

•	the availability of cash flow from operating activities to fund capital and other expenditures, service our debt and other obligations, and to fund distributions;

•	our status as a real estate investment trust ("REIT") for federal tax purposes; and

•	changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs.
These factors are not necessarily all of the important factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by any of our forward-looking statements. Other unknown or unpredictable factors also could harm our business, financial condition, results of operations, cash flows and overall value. Moreover, the risks identified elsewhere in this report, as well as the risks set forth above, should be interpreted as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements are only as of the date they are made; we do not undertake or assume any obligation to update publicly any of these forward-looking statements to reflect actual results, new information, future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
The following discussion and analysis relates to the three months ended March 31, 2020 and 2019 and as of March 31, 2020 and December 31, 2019. It should be read in conjunction with our condensed consolidated financial statements and the related notes included in this Quarterly Report. All dollar amounts are stated in thousands, except per share amounts and per square foot metrics, unless otherwise noted.
Overview
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
Evaluation of Financial Condition
Historically, management has evaluated our financial condition and operating performance, by focusing on the following financial and nonfinancial indicators, discussed in further detail herein:

•
Modified NOI, a supplemental measure not determined in accordance with generally accepted accounting principles in the United States ("GAAP"), which excludes general and administrative expenses, depreciation and amortization, provision for asset impairment, interest and other income, net, gains (losses) from sales of properties, gains (losses) on extinguishment of debt, interest expense, net, equity in earnings (losses) from unconsolidated entities, lease termination income and expense, and GAAP rent adjustments (such as straight-line rent, above/below-market lease amortization, and amortization of lease incentives);

•	Funds From Operations ("FFO") Applicable to Common Shares, a supplemental non-GAAP measure;

•	Adjusted Funds From Operations ("AFFO") Applicable to Common Shares, a supplemental non-GAAP measure;

•	Cash flow from operations as determined in accordance with GAAP;

•	Economic and physical occupancy and rental rates;

•	Leasing activity and lease rollover;

•	Operating expense levels and trends;

•	General and administrative expense levels and trends;

•	Debt maturities and leverage ratios; and

•	Liquidity levels.
Impact of the COVID-19 Pandemic on the Company's Business and Financial Statements
The spread of COVID-19 is having a significant impact on the regional and local economic conditions in the markets in which our retail properties are located and throughout the broader financial markets. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our tenants and their ability to make rental payments in a timely fashion or at all. While we did not incur significant disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic, we anticipate that the results of our operations in future periods will be significantly disrupted. At this time, we are unable to estimate the extent of those disruptions on our financial condition and results of operations due to the dynamic nature of the situation and numerous uncertainties that exist. These uncertainties include the scope, severity and duration of the pandemic, the actions required to contain the pandemic or mitigate its impact, the direct and indirect economic effects of the pandemic and containment measures, and the length and nature of a recovery, among others.
We experienced significant disruptions from the COVID-19 pandemic in April 2020. As of April 30, 2020, we received requests for assistance from approximately 44% of our tenants, and are evaluating each tenant request on an individual basis. We do not expect all tenant requests will result in amended agreements, nor do we intend to forgo our contractual rights under our lease agreements. April rent collections may not be indicative of collections in any future period and may be influenced by many factors, such as whether tenants have received loans pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), whether stay at home orders have been lifted or eased, and whether we have granted rent assistance requests.
As of April 30, 2020, the status of our properties, tenants and rent billings are as follows:

•	100% of our properties were open for business;

•	Approximately 61% of our occupied gross leasable area was open, including 94% of tenants whose businesses were designated "essential" by governmental authorities and 30% of all other tenants; and

•	Approximately 60% of April rent billings have been collected, including 88% from tenants whose businesses were designated "essential" by governmental authorities and 41% from all other tenants.
Along with our Board of Directors (the "Board"), we have taken and will consider a number of measures to mitigate the potential impact of the COVID-19 pandemic on our business and financial condition, including the following:

•
For general corporate purposes and to increase our financial flexibility in light of the COVID-19 pandemic, we drew $150.0 million on the Revolving Credit Agreement at an interest rate of 2.01% reflecting 1-Month LIBOR plus 1.05% on March 27, 2020;

•
The Board will continue to evaluate our distribution rate and policy, share repurchase program and distribution reinvestment plan, and, if the Board deems appropriate, adjust the distribution to take into account the ongoing effects of the COVID-19 pandemic on our financial condition and results of operations;

•
We will not publish an estimated share value in May of 2020 as a result of the potential financial impact of the COVID-19 pandemic and the sharp drop in property transactions leading to limited visibility on property valuations; and

•
We have implemented a work from home policy and have restricted all air travel until further notice. Our existing focus on providing remote-work IT solutions for our employees has enabled our workforce to transition smoothly to working from home with minimal disruption to our core operations. We remain committed to the safety of our employees as they execute on our operational needs and provide support to our tenants.

Current Strategy
InvenTrust focuses on grocery-anchored neighborhood centers, and select power centers that often have a grocery component, in markets with favorable demographics, including above average growth in population, employment and income. We believe these conditions create favorable demand characteristics for grocery-anchored neighborhood and select power centers which will enable us to capitalize on potential future rent increases while enjoying sustained occupancy at our centers. Using these criteria, we have identified 15 to 20 markets within the metropolitan areas of Atlanta, Austin, Charlotte, Dallas-Fort Worth-Arlington, Houston, the greater Los Angeles and San Diego areas, Miami, Orlando, Raleigh-Durham, San Antonio and Tampa.
Our portfolio of grocery-anchored centers is open and our grocery tenants are continuing to serve their communities during this crisis. These properties play a critical role in the communities they serve, often providing essential retail and services such as groceries and healthcare products and services. Our strategically located regional field offices are within a two-hour drive of 90% of our properties which affords us the ability to respond to the needs and requests of our tenants as they maneuver through this crisis with the intent to minimize disruption. However, we anticipate that some of our tenants will not be able to make rent payments to us in a timely fashion or at all, a lengthening in the time it takes us to collect rents from our tenants, and that there will be an increase in retailer bankruptcies, failures, and store closings as a result of the COVID-19 pandemic, which will more likely than not cause an increase in vacancies at our properties.
We believe the refinement of our multi-tenant retail platform has positioned us for future success and will allow us to evaluate and ultimately execute on a potential strategic transaction, achieve liquidity for and provide a return of capital to our stockholders in the long term. While we believe in our ability to execute on such a transaction, the speed and certainty of achieving these goals on terms we would find attractive for our stockholders will be influenced by external and macroeconomic factors including, among others, the effects and duration of the COVID-19 pandemic and any future resurgence, the timing and nature of the recovery of the COVID-19 pandemic, interest rate movements, local, regional, national and global economic performance, competitive factors, the impact of e-commerce on the retail industry, future retailer store closings, retailer consolidation, retailers reducing store size, retailer bankruptcies, and government policy changes. At this time, the COVID-19 pandemic and its uncertainties has resulted in a delay in our process for exploring and executing upon a potential strategic transaction.
Highlights for the Three Months Ended March 31, 2020
Revolving Credit Agreement
On December 21, 2018, we entered into an unsecured revolving credit agreement, which amended and restated our prior unsecured revolving credit agreement in its entirety, and provides for a $350.0 million unsecured revolving line of credit (the "Revolving Credit Agreement"). During the three months ended March 31, 2020, we drew $150.0 million on our Revolving Credit Agreement at an interest rate of 2.01% reflecting 1-Month LIBOR plus 1.05%.
Acquisitions
During the three months ended March 31, 2020, we continued to execute our strategy to enhance our platform with the acquisition of retail properties in our core markets.

Acquisition Date	Property	Metropolitan Area	Center Type	Gross Acquisition Price	Square Feet
February 25, 2020	Trowbridge Crossing	Atlanta, GA	Neighborhood center	$10,950	62,600
March 10, 2020	Antoine Town Center (a)	Houston, TX	Neighborhood center	22,254	110,500
				$33,204	173,100

(a)	We purchased Antoine Town Center from IAGM Retail Fund I, LLC ("IAGM"), an unconsolidated joint venture partnership.

Our Multi-Tenant Retail Portfolio
Our wholly-owned, consolidated and managed retail properties include grocery-anchored community and neighborhood centers and power centers, including those classified as necessity-based. As of March 31, 2020, we owned 66 retail properties with a gross leasable area ("GLA") of approximately 11.0 million square feet, which includes 10 retail properties with a GLA of approximately 2.5 million square feet owned through our interest in IAGM. The following table summarizes our multi-tenant retail portfolio as of March 31, 2020 and 2019.

	Total Portfolio		Wholly-Owned and Consolidated Retail Properties		IAGM Retail Properties
	2020	2019	2020	2019	2020	2019
No. of properties	66	73	56	60	10	13
GLA (square feet)	10,958,613	12,251,264	8,488,479	9,645,450	2,470,134	2,605,814
Economic occupancy (a)	95.1%	94.3%	95.9%	94.7%	92.3%	92.8%
ABR PSF (b)	$18.46	$17.79	$18.73	$17.77	$17.44	$17.86

(a)
Economic occupancy is defined as the percentage of total GLA for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupancy by that tenant of the area being leased. Actual use may be less than economic occupancy.

(b)
Annualized Base Rent ("ABR") is computed as revenue for the last month of the period multiplied by 12 months. ABR includes the effect of rent abatements, lease inducements, straight-line rent GAAP adjustments and ground rent income. ABR per square foot ("ABR PSF") is computed as ABR divided by the total leased square footage at the end of the period. Specialty leasing represents leases of less than one year in duration for inline space and includes any term length for a common area space, and is excluded from the ABR and leased square footage figures when computing the ABR PSF.

Multi-Tenant Retail Portfolio Summary by Center Type
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

The following tables summarize our multi-tenant retail portfolio, by center type, as of March 31, 2020 and 2019.
Community and neighborhood centers

	Total Portfolio		Wholly-Owned and Consolidated Retail Properties		IAGM Retail Properties
	2020	2019	2020	2019	2020	2019
No. of properties	49	47	44	40	5	7
GLA (square feet)	6,372,473	5,682,850	4,986,165	4,416,076	1,386,308	1,266,774
Economic occupancy	95.4%	95.0%	95.7%	94.9%	94.4%	95.0%
ABR PSF	$19.38	$19.27	$19.90	$19.45	$17.48	$18.62
Power centers

	Total Portfolio		Wholly-Owned and Consolidated Retail Properties		IAGM Retail Properties
	2020	2019	2020	2019	2020	2019
No. of properties	17	26	12	20	5	6
GLA (square feet)	4,586,140	6,568,414	3,502,314	5,229,374	1,083,826	1,339,040
Economic occupancy	94.6%	93.6%	96.2%	94.4%	89.5%	90.6%
ABR PSF	$17.09	$16.45	$17.01	$16.32	$17.37	$17.03

Same-Property Multi-Tenant Retail Portfolio Summary
The following tables summarize the GLA, economic occupancy and ABR PSF of the properties included in our multi-tenant retail portfolio classified as same-property for the three months ended March 31, 2020 and 2019. The properties classified as same-property were owned for the entirety of both periods presented.

	Same-property results for the three months ended March 31, 2020 and 2019
	Total Portfolio		Wholly-Owned and Consolidated Retail Properties		IAGM Retail Properties
	2020	2019	2020	2019	2020	2019
No. of properties	57	57	47	47	10	10
GLA (square feet)	9,882,291	9,695,960	7,412,157	7,393,965	2,470,134	2,301,995
Economic occupancy	95.0%	95.1%	96.0%	95.1%	92.3%	95.1%
ABR PSF	$18.22	$18.11	$18.46	$18.08	$17.44	$18.19
Market Summary
The following table represents the geographical diversity of our portfolio as of March 31, 2020.

State	Region	No. of Properties	GLA (square feet)	% of Total GLA
Texas	Southwest	26	5,026,479	45.9%
Florida	South Atlantic	10	1,981,550	18.1%
Georgia	South Atlantic	10	1,058,095	9.7%
California	West	7	1,050,533	9.6%
North Carolina	South Atlantic	7	1,015,870	9.3%
Colorado	West	3	465,827	4.2%
Maryland	East	2	183,348	1.6%
Virginia	South Atlantic	1	176,911	1.6%
		66	10,958,613	100.0%
Lease Expirations
The following table presents the lease expirations of our economic occupied multi-tenant retail portfolio as of March 31, 2020.

Lease Expiration Year	No. of Expiring Leases	GLA of Expiring Leases (square feet)	Percent of Total GLA of Expiring Leases	ABR of Expiring Leases	Percent of Total ABR	Expiring ABR PSF
2020	107	276,507	2.7%	$7,265	3.8%	$26.27
2021	220	1,113,241	10.7%	20,811	11.0%	18.69
2022	232	1,448,332	13.9%	26,751	14.2%	18.47
2023	200	983,356	9.5%	18,843	10.0%	19.16
2024	192	1,311,917	12.6%	23,478	12.4%	17.90
2025	130	1,107,177	10.6%	17,226	9.1%	15.56
2026	83	413,945	4.0%	9,564	5.1%	23.10
2027	109	863,885	8.3%	18,083	9.6%	20.93
2028	80	492,340	4.7%	10,299	5.4%	20.92
2029	94	592,348	5.7%	11,604	6.2%	19.59
Thereafter	87	1,551,889	14.9%	23,309	12.3%	15.02
Other (a)	252	253,830	2.4%	1,740	0.9%	17.01
	1,786	10,408,767	100.0%	$188,973	100.0%	$18.16

(a)
Other lease expirations include the GLA, ABR and ABR PSF of month-to-month leases and the GLA of specialty leases. Specialty leasing, which is included in other property income, represents leases of less than one year in duration for inline space and includes any term length for a common area space. Examples include retail holiday stores, storage, and short-term clothing and furniture consignment stores. Specialty leasing includes, but is not limited to, any term length for a common area space, including by not limited to, tent sales, automated teller machines, cell towers, billboards, and vending.

For purposes of preparing the table, we have not assumed that unexercised contractual lease renewal or extension options contained in our leases will, in fact, be exercised. During the three months ended March 31, 2020, we did not experience any tenant bankruptcies or receivable write-offs that materially impacted our results of operations. Our retail business is neither highly dependent on specific retailers nor subject to lease roll-over concentration. We believe this minimizes risk to our multi-tenant retail portfolio from significant revenue variances over time.
Leasing Activity
The following table summarizes the leasing activity for leases that were executed during the three months ended March 31, 2020, compared with expiring or expired leases for the same or previous tenant for renewals and the same unit for new leases at the 66 retail properties in our multi-tenant retail portfolio. We had GLA totaling 442,355 square feet expiring during the three months ended March 31, 2020, of which 259,077 square feet was re-leased. This achieved a retention rate of approximately 59.0%.

	No. of Leases Executed for the Quarter Ended March 31, 2020	GLA SF	New Contractual Rent ($PSF) (b)	Prior Contractual Rent ($PSF) (b)	% Change over Prior Contract Rent (b)	Weighted Average Lease Term (Years)	Tenant Improvement Allowance ($PSF)	Lease Commissions ($PSF)
All Tenants
Comparable Renewal Leases (a)	31	108,711	$19.88	$19.65	1.2%	5.4	$0.98	$0.49
Comparable New Leases (a)	3	5,761	$26.73	$26.55	0.7%	9.4	$11.06	$—
Non-Comparable Renewal and New Leases	17	99,961	$15.28	N/A	N/A	9.7	$20.70	$7.38
Total	51	214,433	$20.22	$19.99	1.2%	7.5	$10.44	$3.69

Anchor Tenants (leases over 10,000 square feet)
Comparable Renewal Leases (a)	1	47,955	$8.00	$8.00	—%	5.0	$—	$—
Comparable New Leases (a)	—	—	$—	$—	—%	—	$—	$—
Non-Comparable Renewal and New Leases	2	58,577	$9.76	N/A	N/A	11.0	$20.24	$4.24
Total	3	106,532	$8.00	$8.00	—%	8.3	$11.13	$2.33

Non-anchor Tenants (leases under 10,000 square feet)
Comparable Renewal Leases (a)	30	60,756	$29.25	$28.84	1.4%	5.8	$1.76	$0.87
Comparable New Leases (a)	3	5,761	$26.73	$26.55	0.7%	9.4	$11.06	$—
Non-Comparable Renewal and New Leases	15	41,384	$23.09	N/A	N/A	7.8	$21.34	$11.81
Total	48	107,901	$29.03	$28.64	1.4%	6.7	$9.77	$5.02

(a)
Comparable leases are leases that meet all of the following criteria: terms greater than one year, unit was vacant one year or less prior to occupancy, square footage of unit remains unchanged or within 10% of prior unit square footage, and has a rent structure consistent with the previous tenant.

(b)	Non-comparable leases are not included in totals.

Results of Operations
Comparison of results for the three months ended March 31, 2020 and 2019
The following section describes and compares our consolidated results of operations for the three months ended March 31, 2020 and 2019. We generate substantially all of our net income from property operations. Since January 1, 2019, we have acquired nine retail properties and disposed of 10 retail properties.
The following table presents the changes in our income.

	Three months ended March 31			Composition of Total Increase (Decrease), net
	2020	2019	Total Increase (Decrease), net	Acquisition Increase	Disposition Decrease	Same Property Increase (Decrease)
Income
Lease income, net	$51,284	$55,499	$(4,215)	$6,202	$(10,080)	$(337)
Other property income	191	451	(260)	11	(304)	33
Other fee income	963	905	58	—	—	58
Total income	$52,438	$56,855	$(4,417)	$6,213	$(10,384)	$(246)
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
Lease income, net, for the three months ended March 31, 2020, decreased by $0.3 million on a same property basis when compared to the same period in 2019, primarily as a result of increases in GAAP rent reductions (such as straight-line rent, above/below-market lease amortization, and amortization of lease incentives) of $1.1 million, which was partially offset by increases in rent of $0.8 million resulting from leasing previously unoccupied space and achieving more favorable terms with tenants.
The following table presents the changes in our operating expenses.

	Three months ended March 31			Composition of Total Increase (Decrease), net
	2020	2019	Total Decrease, net	Acquisition Increase	Disposition Decrease	Same Property Decrease
Operating expenses
Depreciation and amortization	$22,122	$22,862	$(740)	$3,502	$(3,409)	$(833)
Property operating	7,108	7,938	(830)	1,134	(1,765)	(199)
Real estate taxes	8,489	9,051	(562)	1,075	(1,635)	(2)
General and administrative	7,195	8,523	(1,328)	—	—	(1,328)
Total operating expenses	$44,914	$48,374	$(3,460)	$5,711	$(6,809)	$(2,362)
Property operating expenses consist of recurring repair and maintenance, utilities, and insurance (most of which are recoverable from the tenants).
Depreciation and amortization, for the three months ended March 31, 2020, decreased $0.8 million on a same property basis when compared to the same period in 2019, primarily as a result of decreased in-place lease amortization of $1.1 million, which was partially offset by increases in building and site depreciation of $0.3 million.
General and administrative expenses for the three months ended March 31, 2020, decreased $1.3 million when compared to the same period in 2019, primarily as a result of a reduction in expected performance-based awards expense.

The following table presents the changes in our other income and expenses.

	Three months ended March 31
	2020	2019	Total Increase (Decrease), net
Other income (expense)
Interest and other income, net	$1,555	$539	$1,016
Interest expense, net	(4,809)	(5,478)	669
Gain on sale of investment properties	457	—	457
Equity in earnings of unconsolidated entities	789	459	330
Provision for asset impairment	(9,002)	—	(9,002)
Total other expense, net	$(11,010)	$(4,480)	$(6,530)
Interest and other income, net
Interest and other income, net, consists of interest earned on earned on cash and cash equivalents, income tax benefits and expenses, and non-operating income and expenses.
Under the federal legislation enacted on March 27, 2020, known as the CARES Act, certain limitations on the deductibility of net operating losses ("NOLs") enacted under prior federal tax legislation have been temporarily rolled back. In particular, the CARES Act permits businesses to carryback NOLs generated in taxable years beginning after December 31, 2017 and before January 1, 2021 to the previous five years and temporarily suspends, until taxable years beginning after December 31, 2020, the annual limit of the 80% on the amount of taxable income that NOLs generated in taxable years beginning after December 31, 2017 may offset. As a result of the anticipated NOL carryback claims for our taxable REIT subsidiaries, total additional tax benefits of $1.2 million have been recognized as part of interest and other income, net, on the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2020.
Interest expense, net
Interest expense, net, consists of interest incurred on mortgages payable and our corporate credit facilities, interest incurred on other financing instruments, and amortization of loan fees.
Interest expense, net, for the three months ended March 31, 2020, decreased $0.7 million when compared to the same period in 2019, primarily as a result of extinguishing the $41.0 million mortgage payable on one property.
Gain on sale of investment properties
During the three months ended March 31, 2020, we recognized a gain of $0.5 million on the completion of partial condemnations at two retail properties.
Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities for the three months ended March 31, 2020, increased $0.3 million when compared to the same period in 2019, primarily as a result of higher net income recognized from IAGM. IAGM's increase in net income was primarily a result of prepaying a $14.9 million mortgage payable on January 22, 2020 and lowered interest rates on certain variable rate debt.
Provision for asset impairment
During the three months ended March 31, 2020, we identified one retail property that had a reduction in its expected holding period and recorded a provision for asset impairment of $9.0 million on the condensed consolidated statement of operations and comprehensive loss as a result of the fair value being lower than the property's carrying value. Our fair value was based on an executed sales contract.
Net loss from discontinued operations
During the three months ended March 31, 2019, we recognized $13.5 million relating to indemnity claims from the sale of our student housing business, which was sold in June 2016. On June 14, 2019, a final settlement for the claims was reached in the amount of $30.0 million, which we paid on June 24, 2019.

Net Operating Income
We evaluate the performance of our wholly-owned and consolidated retail properties based on modified NOI. Modified NOI reflects the income from operations excluding lease termination income and GAAP rent adjustments (such as straight-line rent above/below market lease amortization, and amortization of lease incentives). We believe modified NOI, same-property modified NOI, and modified NOI from other investment properties, each of which are supplemental non-GAAP financial measures, provide added comparability across periods when evaluating the financial condition and operating performance that is not readily apparent from "Operating income" or "Net income" in accordance with GAAP.
Comparison of same-property results for the three months ended March 31, 2020 and 2019
A total of 47 wholly-owned retail properties met our same-property criteria for the three months ended March 31, 2020 and 2019. Modified NOI from other investment properties in the table below for the three months ended March 31, 2020 and 2019 includes retail properties that did not meet our same-property criteria. The following table represents the reconciliation of net income, the most directly comparable GAAP measure, to Modified NOI and same-property modified NOI for the three months ended March 31, 2020 and 2019:

	Three months ended March 31
	2020	2019
Net loss	$(3,486)	$(9,499)
Adjustments to reconcile to non-GAAP metrics:
Net loss from discontinued operations	—	13,500
Equity in earnings of unconsolidated entities	(789)	(459)
Interest expense, net	4,809	5,478
Gain on sale of investment properties, net	(457)	—
Interest and other income, net	(1,555)	(539)
Provision for asset impairment	9,002	—
Depreciation and amortization	22,122	22,862
General and administrative	7,195	8,523
Other fee income	(963)	(905)
Adjustments to modified NOI (a)	(2,050)	(2,812)
Modified NOI	33,828	36,149
Modified NOI from other investment properties	(3,849)	(7,295)
Same-property modified NOI	$29,979	$28,854

(a)
Adjustments to modified NOI include termination fee income and expense and GAAP rent adjustments (such as straight-line rent, above/below-market lease amortization, and amortization of lease incentives).

Comparison of the components of same-property modified NOI for the three months ended March 31, 2020 and 2019.

	Three months ended March 31
	2020	2019	Change	Var.
Lease income, net	$43,266	$42,498	$768	1.8%
Other property income	184	154	30	19.5%
	43,450	42,652	798	1.9%
Property operating expenses	6,103	6,428	(325)	(5.1)%
Real estate taxes	7,368	7,370	(2)	—%
	13,471	13,798	(327)	(2.4)%
Same-property Modified NOI	$29,979	$28,854	$1,125	3.9%
Same-property Modified NOI increased by $1.1 million, or 3.9%, when comparing the three months ended March 31, 2020 to the same period in 2019. Approximately $0.9 million of this increase in same-property Modified NOI is attributed to base rent increases resulting from leasing previously unoccupied space and achieving more favorable terms with tenants. The remaining increase of $0.2 million in same-property Modified NOI is attributed to favorable fluctuations in operating expenses, net of recoveries.

Funds From Operations
The National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a widely accepted non-GAAP financial measure of operating performance known as Funds From Operations ("FFO"). Our FFO, based on the NAREIT definition, is net income (or loss) in accordance with GAAP, excluding gains (or losses) resulting from dispositions of properties, plus depreciation and amortization and impairment charges on depreciable real property. Adjustments for unconsolidated joint ventures are calculated to reflect our proportionate share of the joint venture's funds from operations on the same basis.
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
We believe FFO Applicable to Common Shares and Dilutive Securities, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance because the historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative.
Adjusted Funds From Operations ("AFFO") is an additional supplemental non-GAAP financial measure of our operating performance. In particular, AFFO provides an additional measure to compare the operating performance of different REITs without having to account for certain remaining amortization assumptions within FFO and other unique revenue and expense items which are not pertinent to measuring a particular company’s on-going operating performance. In that regard, we use AFFO as an input to our compensation plan to determine cash bonuses and measure the achievement of certain performance-based equity awards.
Our adjustments to FFO to arrive at AFFO include removing the impact of (i) amortization of debt premiums, discounts, and financing costs, (ii) amortization of above and below-market leases and lease inducements, (iii) depreciation and amortization of corporate assets, (iv) straight-line rent adjustments, (v) gains (or losses) resulting from debt extinguishments (vi) other non-operating revenue and expense items which are not pertinent to measuring on-going operating performance, (vii) adjustments for unconsolidated joint ventures to reflect our share of the ventures' AFFO on the same basis. Our calculation of AFFO Applicable to Common Shares and Dilutive Securities is not reduced by any capital expenditures.
Other REITs may use alternative methodologies for calculating similarly titled measures, which may not be comparable to our definition and calculation of FFO Applicable to Common Shares and Dilutive Securities or AFFO Applicable to Common Shares and Dilutive Securities. Furthermore, FFO and AFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as alternatives to net income as an indication of our performance. FFO and AFFO should not be considered as alternatives to our cash flows from operating, investing, and financing activities. Nor should FFO and AFFO be considered as measures of liquidity, our ability to make cash distributions, or our ability to service our debt.
Prior to January 1, 2020, we reported a non-GAAP supplemental measure of operating performance, Modified Funds From Operations ("MFFO"). We chose to discontinue the use of MFFO in favor of AFFO beginning with this Quarterly Report as it is a more meaningful supplemental non-GAAP financial measure of our operating performance when compared to MFFO.

FFO Applicable to Common Shares and Dilutive Securities and AFFO Applicable to Common Shares and Dilutive Securities is calculated as follows:

	Three months ended March 31
	2020	2019
Net loss	$(3,486)	$(9,499)
Depreciation and amortization related to investment properties	21,546	22,054
Provision for asset impairment	9,002	—
Gain on sale of investment properties	(457)	—
Provision for indemnification claims (a)	—	13,500
Our share of IAGM's depreciation and amortization related to investment properties	2,388	2,902
FFO Applicable to Common Shares and Dilutive Securities	$28,993	$28,957
Amortization of debt premiums, discounts and financing costs, net	467	417
Amortization of above and below-market leases and lease inducements, net	(1,542)	(1,591)
Depreciation and amortization related to corporate assets	576	808
Straight-line rent adjustment, net	(378)	(1,126)
Non-operating income and expense, net (b)	118	31
Our share of IAGM's loss on extinguishment of debt	5	—
Our share of IAGM's amortization of financing costs	75	77
Our share of IAGM's amortization of above and below-market leases and lease inducements, net	61	42
Our share of IAGM's straight-line rent adjustment, net	12	(37)
Our share of IAGM's non-operating income and expense, net (b)	44	(103)
AFFO Applicable to Common Shares and Dilutive Securities	$28,431	$27,475

Weighted average number of common shares outstanding - basic	720,825,864	728,558,989
Effect of unvested restricted shares (c)	—	268,872
Weighted average number of common shares outstanding - diluted	720,825,864	728,827,861

Net loss per common share, diluted	$—	$(0.01)
Per share adjustments for FFO Applicable to Common Shares and Dilutive Securities	0.04	0.05
FFO Applicable to Common Shares and Dilutive Securities per share, diluted	$0.04	$0.04
Per share adjustments for AFFO Applicable to Common Shares and Dilutive Securities	—	—
AFFO Applicable to Common Shares and Dilutive Securities per share, diluted	$0.04	$0.04

(a)
The provision for indemnification claims of $13.5 million recognized during the three months ended March 31, 2019 was an adjustment to the gain on disposition of our discontinued operation (student housing business). We exclude disposition gains and losses from FFO.

(b)
Non-operating income and expense, net, includes other non-operating revenue and expense items which are not pertinent to measuring on-going operating performance, such as termination fee expense, miscellaneous income, and settlement income.

(c)	For purposes of calculating non-GAAP per share metrics, the same denominator is used as that used in calculating earnings (loss) per share under GAAP.

Liquidity and Capital Resources
Development, Re-development, Capital Expenditures and Leasing Activities
The following table summarizes capital resources used through development and re-development, capital expenditures, and leasing activities at our retail properties owned during the three months ended March 31, 2020. These costs are classified as cash used in capital expenditures and tenant improvements on the condensed consolidated statement of cash flows for the three months ended March 31, 2020.

	Development and Re-development		Capital Expenditures	Leasing		Total
Direct costs	$556	(a)	$1,416	$2,358	(c)	$4,330
Indirect costs	354	(b)	395	—		749
Total	$910		$1,811	$2,358		$5,079

(a)	Direct development and re-development costs relate to construction of buildings at our retail properties.

(b)	Indirect development and re-development costs relate to the capitalized interest, real estate taxes, insurance, and payroll attributed to improvements at our retail properties.

(c)	Direct leasing costs relate to improvements to a tenant space that are either paid directly by or reimbursed to the tenants.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds are to pay our operating, corporate, and transaction readiness expenses, as well as property capital expenditures, to make distributions to our stockholders, and to pay interest and principal on our indebtedness.
At this time, we do not expect the COVID-19 pandemic to impact our ability to meet our short-term liquidity requirements. However, our ability to maintain adequate liquidity for our operations in the future is dependent upon a number of factors, including our revenue, macroeconomic conditions, the length and severity of business disruptions caused by the COVID-19 pandemic, our ability to contain costs, including capital expenditures, and to collect rents and other receivables, and various other factors, many of which are beyond our control. We will continue to monitor our liquidity position and may seek to raise funds through debt or equity financing in the future to fund operations, significant investments or acquisitions that are consistent with our strategy. Our ability to raise these funds may be diminished by the impact of the COVID-19 pandemic on the capital markets.
Long-term Liquidity and Capital Resources
Our objectives are to maximize revenue generated by our multi-tenant retail platform, to further enhance the value of our retail properties to produce attractive current yield and long-term returns for our stockholders, and to generate sustainable and predictable cash flow from our operations to distribute to our stockholders.
In November 2019, our Board approved an increase to our annual distribution rate effective for the quarterly distribution paid in April 2020. The Board will continue to evaluate our distribution rate and, if it deems appropriate, adjust the distribution to take into account the ongoing effects of the COVID-19 pandemic and our operating and capital needs.
Our primary sources and uses of capital are as follows:
Sources

•	Operating cash flows from our real estate investments, which consists of our retail properties;

•	Distributions from our joint venture investment;

•	Proceeds from sales of properties;

•	Proceeds from mortgage loan borrowings on properties;

•	Proceeds from corporate borrowings; and

•	Proceeds from interest earned on cash and cash equivalents.
Uses

•	To pay our operating expenses;

•	To make distributions to our stockholders;

•	To service or pay down our debt;

•	To fund development, re-development, maintenance and capital expenditures or leasing investments;

•	To repurchase our common stock; and

•	To fund other general corporate uses.
We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity through cash purchases or exchanges for other securities. Such purchases or exchanges, if any, will depend on our liquidity requirements, contractual restrictions, and other factors.
Distributions
During the three months ended March 31, 2020, we declared distributions to our stockholders totaling $13.7 million and paid cash distributions of $13.3 million. As we execute on our retail strategy and evaluate the impact of the COVID-19 pandemic on our business, results of operations and cash flows, the Board will continue to evaluate our distribution on a periodic basis. See "Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Current Strategy and Outlook" for more information regarding our retail strategy.
Amended and Restated Distribution Reinvestment Plan
As disclosed in our Annual Report, on November 1, 2019, we began offering shares of our common stock to our existing stockholders pursuant to the Amended and Restated Distribution Reinvestment Plan ("DRP"). In connection with the DRP, we sold a total of 21,249 shares and generated $0.05 million in gross offering proceeds in January 2020. Going forward, our Board will continue to evaluate the DRP.
Summary of Cash Flows

	Three months ended March 31		Change
	2020	2019
Cash provided by operating activities	$16,898	$21,478	$(4,580)
Cash used in investing activities	(38,499)	(93,989)	55,490
Cash provided by (used in) financing activities	95,215	(13,794)	109,009
Increase (decrease) in cash, cash equivalents, and restricted cash	73,614	(86,305)	159,919
Cash, cash equivalents, and restricted cash at beginning of period	260,748	264,853	(4,105)
Cash, cash equivalents, and restricted cash at end of period	$334,362	$178,548	$155,814
Cash provided by operating activities of $16.9 million and $21.5 million for the three months ended March 31, 2020 and 2019, respectively, was generated primarily from income from property operations and operating distributions from unconsolidated entities. Cash provided by operating activities decreased $4.6 million when comparing the three months ended March 31, 2020, to the same period in 2019 primarily as a result of general fluctuations in working capital and the disposition of 10 retail properties since January 1, 2019, which was partially offset by the acquisition of nine retail properties since January 1, 2019.
Cash used in investing activities of $38.5 million for the three months ended March 31, 2020, was primarily the result of:

•	$32.4 million for acquisitions of investment properties,

•	$4.2 million for capital expenditures and tenant improvements,

•	$0.9 million for investment in development projects,

•	$1.0 million for lease commissions and other leasing costs,

•	$0.7 million for cash outflows from other investing activities, partially offset by cash provided of

•	$0.7 million from net proceeds received from the sale of investment properties.
Cash used in investing activities of $94.0 million for the three months ended March 31, 2019, was primarily the result of:

•	$85.4 million for acquisitions of investment properties,

•	$6.0 million for capital expenditures and tenant improvements,

•	$1.9 million for investment in development projects,

•	$0.6 million for lease commissions and other leasing costs, and,

•	$0.1 million for cash outflows from other investing activities.

Cash provided by financing activities of $95.2 million for the three months ended March 31, 2020, was primarily the result of:

•	$150.0 million of proceeds received from our unsecured revolving credit agreement and distribution reinvestment plan, partially offset by cash used in

•	$13.3 million to pay distributions,

•	$41.0 million for pay-offs of debt, and,

•	$0.5 million for principal payments of mortgage debt, payment of finance lease liabilities, and payment of loan fees and other deposits.
Cash used in financing activities of $13.8 million for the three months ended March 31, 2019, was primarily the result of:

•	$13.0 million to pay distributions, and,

•	$0.8 million for principal payments of mortgage debt, payment of finance lease liabilities, and payment of loan fees and other deposits.
We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements with a maturity of three months or less, at the date of purchase, to be cash equivalents. We maintain our cash and cash equivalents at major financial institutions. The combined account balances at one or more institutions generally exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage. We periodically assess the credit risk associated with these financial institutions. As a result, there is what we believe to be insignificant credit risk related to amounts on deposit in excess of FDIC insurance coverage.
Off Balance Sheet Arrangements
We do not have off balance sheet arrangements other than our joint venture, IAGM, as disclosed in "Part I. Item 1. Financial Statements - Note 6. Investment in Unconsolidated Entities."
Contractual Obligations
We have obligations related to our mortgage loans, term loan, and revolving credit facility as described in "Note 7. Debt" in the condensed consolidated financial statements. The unconsolidated entity in which we have an investment has third-party mortgage debt of $244.0 million as of March 31, 2020, as described in "Note 6. Investment in Unconsolidated Entities" in the condensed consolidated financial statements. It is anticipated that our unconsolidated entity will be able to repay or refinance all of its debt on a timely basis.
The following table presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations and lease agreements. It excludes third-party debt associated with our unconsolidated entity and debt discounts that are not future cash obligations as of March 31, 2020.

	Payments due by year ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt:
Fixed rate debt, principal (a)	$—	$—	$49,538	$240,726	$115,700	$28,630	$434,594
Variable-rate debt, principal (b)	—	—	150,000	50,000	50,000	—	250,000
Interest	13,416	17,344	15,695	11,576	3,113	744	61,888
Total long-term debt	13,416	17,344	215,233	302,302	168,813	29,374	746,482
Operating lease obligations (b)	461	547	522	536	550	53	2,669
Finance lease obligations (c)	393	480	279	21	—	—	1,173
Grand total	$14,270	$18,371	$216,034	$302,859	$169,363	$29,427	$750,324

(a)	Includes $300.0 million of variable-rate unsecured term loans that have been swapped to a fixed rate as of March 31, 2020.

(b)	Includes leases on corporate office spaces.

(c)	Includes contracts for property improvements that have been deemed to contain finance leases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions.
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of March 31, 2020, our debt included outstanding variable-rate term loans of $400.0 million, of which $300.0 million has been swapped to a fixed rate, and a variable-rate draw on our revolving credit facility of $150.0 million. If market rates of interest on all variable-rate debt as of March 31, 2020 permanently increased and decreased by 1%, the annual increase and decrease in interest expense on the variable-rate debt and future earnings and cash flows would be approximately $2.5 million.
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
In July 2017, the Financial Conduct Authority ("FCA"), which regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("AARC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that best represents the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. The ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as they relate to derivatives and cash markets exposed to USD-LIBOR. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change.
Our unsecured line of credit, term loan, and interest rate swaps are indexed to USD-LIBOR. However, as our amended and restated line of credit and term loan agreements and interest rate swap agreements have provisions that allow for a transition to a new alternative rate, we believe that the transition from USD-LIBOR to SOFR will not have a material impact on our condensed consolidated financial statements.
The following table summarizes our four effective interest rate swaps as of March 31, 2020:

Interest Rate Swap	Effective Date	Termination Date	Bank Pays Variable Rate of	InvenTrust Pays Fixed Rate of	Notional Amount	Fair Value as of
						March 31, 2020	December 31, 2019
5 year, fixed portion	Dec 2, 2019	Dec 21, 2023	1-Month LIBOR	1.4795%	$100,000	$(4,196)	$341
5 year, fixed portion	Dec 2, 2019	Dec 21, 2023	1-Month LIBOR	1.4795%	100,000	(4,196)	199
5.5 year, fixed portion	Dec 2, 2019	June 21, 2024	1-Month LIBOR	1.4915%	50,000	(2,344)	342
5.5 year, fixed portion	Dec 2, 2019	June 21, 2024	1-Month LIBOR	1.4990%	50,000	(2,361)	175
Total fixed of unsecured term loan					$300,000	$(13,097)	$1,057
The gains or losses resulting from marking-to-market our derivatives each reporting period are recognized as an increase or decrease in comprehensive income on our condensed consolidated statements of operations and comprehensive loss.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act, our management, including our Principal Executive Officer and our Principal Financial Officer, evaluated as of March 31, 2020, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2020, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Principal Executive Officer and our Principal Financial Officer as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
The COVID-19 pandemic, and the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our business, financial condition, results of operations and cash flows.
The global spread and unprecedented impact of COVID-19 has created significant volatility, uncertainty and economic disruption. The extent to which the COVID-19 pandemic impacts our business, operations, and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration, scope, and severity of the pandemic; the impact on worldwide macroeconomic conditions, including interest rates, employment rate, and consumer confidence; governmental, business, and individuals' actions that have been, and continue to be, taken in response to the pandemic (which could include limitations on our and our tenants' operations); the effect on consumer confidence and spending; the effects of temporary or permanent closures of our tenant's businesses and early terminations by our tenants of their leases; the ability of our tenants to pay rent; the impact of travel restrictions and people working from home; the health of, and the effect on, our workforce; and the potential effects on our internal controls, including those over financial reporting, as a result of changes in working environments for our employees and business partners.
The COVID-19 pandemic, or a future pandemic, could also have material and adverse effects on our financial condition, results of operations, cash flows and share value due to, among other factors:

•	complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant action;

•	reduced economic activity impacting our tenants' ability to meet their rental and other obligations to us in full or at all;

•	a potentially prolonged recession negatively impacting consumer discretionary spending;

•	negative impacts to the credit and/or capital markets making it difficult to access capital on favorable terms or at all;

•	impairment in value of our tangible or intangible assets;

•	a general decline in business activity and demand for real estate transactions adversely affecting our ability to grow our portfolio of properties and service our indebtedness;

•	supply chain disruptions adversely affecting our tenants' operations; and

•	impacts on the health of our personnel and a disruption in the continuity of our business.
The impact of COVID-19 may also heighten other risks discussed in our Annual Report on Form 10-K, which could adversely affect our business, financial condition, results of operations, cash flows and estimated share value.

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
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2020, filed with the SEC on May 8, 2020, is formatted in Extensible Business Reporting Language ("XBRL"): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).

* Filed as part of this Quarterly Report on Form 10-Q

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InvenTrust Properties Corp.

Date:	May 8, 2020
By:	/s/ Thomas P. McGuinness

Name:	Thomas P. McGuinness
Title:	President and Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2020
By:	/s/ Daniel J. Busch

Name:	Daniel J. Busch
Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)