Form 10-Q
period 2020-06-30
InvenTrust Properties Corp.
filed 2020-08-07
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Securities registered pursuant to Section 12(g) of the Act: Common Stock
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of August 1, 2020, there were 718,934,723 shares of the registrant's common stock outstanding.

INVENTRUST PROPERTIES CORP.

Quarterly Report on Form 10-Q
For the quarterly period ended June 30, 2020
Table of Contents

- i-

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	As of
	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Investment properties
Land	$576,407	$572,353
Building and other improvements	1,634,024	1,628,486
Construction in progress	2,429	4,052
Total	2,212,860	2,204,891
Less accumulated depreciation	(264,907)	(246,702)
Net investment properties	1,947,953	1,958,189
Cash and cash equivalents	309,334	255,069
Restricted cash	1,447	5,679
Investment in unconsolidated entities	116,824	118,861
Intangible assets, net	106,156	116,360
Accounts and rents receivable, net	26,919	30,194
Deferred costs and other assets, net	25,696	22,836
Total assets	$2,534,329	$2,507,188

Liabilities
Debt, net	$655,261	$572,850
Accounts payable and accrued expenses	26,277	29,804
Distributions payable	13,642	13,252
Intangible liabilities, net	40,338	42,642
Other liabilities	39,279	29,039
Total liabilities	774,797	687,587
Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 1,460,000,000 shares authorized, 718,934,723 shares issued and outstanding as of June 30, 2020 and 720,807,884 shares issued and outstanding as of December 31, 2019.	719	721
Additional paid-in capital	5,564,930	5,568,707
Distributions in excess of accumulated net income	(3,791,301)	(3,750,884)
Accumulated comprehensive (loss) income	(14,816)	1,057
Total stockholders' equity	1,759,532	1,819,601
Total liabilities and stockholders' equity	$2,534,329	$2,507,188
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Income
Lease income, net	$40,718	$55,613	$92,002	$111,112
Other property income	208	821	399	1,272
Other fee income	713	860	1,676	1,765
Total income	41,639	57,294	94,077	114,149

Operating expenses
Depreciation and amortization	22,405	24,692	44,527	47,554
Property operating	6,184	7,139	13,292	15,077
Real estate taxes	7,218	8,958	15,707	18,009
General and administrative	8,387	8,886	15,582	17,409
Total operating expenses	44,194	49,675	89,108	98,049

Other income (expense)
Interest and other income, net	773	512	2,328	1,051
Interest expense, net	(4,924)	(5,627)	(9,733)	(11,105)
Loss on extinguishment of debt	(2,543)	(809)	(2,543)	(809)
Provision for asset impairment	—	—	(9,002)	—
(Loss) gain on sale of investment properties, net	(213)	5,662	244	5,662
Equity in (losses) earnings of unconsolidated entities	(149)	(1,079)	640	(620)
Total other expense, net	(7,056)	(1,341)	(18,066)	(5,821)

Net (loss) income from continuing operations	(9,611)	6,278	(13,097)	10,279
Net loss from discontinued operations	—	(12,000)	—	(25,500)
Net loss	$(9,611)	$(5,722)	$(13,097)	$(15,221)

Weighted-average number of common shares outstanding, basic	720,849,620	728,654,374	720,837,742	728,606,945
Weighted-average number of common shares outstanding, diluted	720,849,620	729,287,663	720,837,742	728,623,337

Net (loss) income per common share, from continuing operations, basic and diluted	$(0.01)	$0.01	$(0.02)	$0.01
Net loss per common share, from discontinued operations, basic and diluted	—	(0.02)	—	(0.03)
Net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Distributions declared per common share outstanding	$0.02	$0.02	$0.04	$0.04
Distributions paid per common share outstanding	$0.02	$0.02	$0.04	$0.04
Comprehensive loss
Net loss	$(9,611)	$(5,722)	$(13,097)	$(15,221)
Unrealized loss on derivatives	(2,332)	(204)	(16,473)	(316)
Reclassification to net income	745	(427)	600	(859)
Comprehensive loss	$(11,198)	$(6,353)	$(28,970)	$(16,396)
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

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Equity
(Unaudited)

(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income (Loss)	Total

Beginning balance, January 1, 2020	720,807,884	$721	$5,568,707	$(3,750,884)	$1,057	$1,819,601
Net loss	—	—	—	(3,486)	—	(3,486)
Unrealized loss on derivatives	—	—	—	—	(14,141)	(14,141)
Reclassification to interest expense, net	—	—	—	—	(145)	(145)
Distributions declared	—	—	—	(13,678)	—	(13,678)
Stock-based compensation, net	—	—	201	—	—	201
Common stock issuance costs in excess of proceeds from distribution reinvestment plan	21,249	—	(229)	—	—	(229)
Ending balance, March 31, 2020	720,829,133	721	5,568,679	(3,768,048)	(13,229)	1,788,123
Net loss	—	—	—	(9,611)	—	(9,611)
Unrealized loss on derivatives	—	—	—	—	(2,332)	(2,332)
Reclassification to interest expense, net	—	—	—	—	742	742
Reclassification to equity in (losses) earnings of unconsolidated entities	—	—	—	—	3	3
Distributions declared	—	—	—	(13,642)	—	(13,642)
Stock-based compensation, net	183,918	—	1,314	—	—	1,314
Repurchase of common stock under share repurchase plan	(2,136,119)	(2)	(5,199)	—	—	(5,201)
Proceeds from distribution reinvestment plan, net	57,791	—	136	—	—	136
Ending balance, June 30, 2020	718,934,723	$719	$5,564,930	$(3,791,301)	$(14,816)	$1,759,532

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(13,097)	$(15,221)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	44,527	47,554
Amortization of above and below-market leases and lease inducements, net	(2,848)	(2,917)
Amortization of debt premiums, discounts and financing costs, net	926	844
Straight-line rent adjustment, net	1,368	(1,787)
Provision for estimated credit losses	6,758	521
Provision for asset impairment	9,002	—
Gain on sale of investment properties, net	(244)	(5,662)
Loss on extinguishment of debt, net	2,543	809
Equity in (earnings) losses of unconsolidated entities	(640)	620
Distributions from unconsolidated entities	2,299	3,147
Stock-based compensation, net	1,948	2,165
Provision for indemnification claims	—	25,500
Changes in operating assets and liabilities:
Accounts and rents receivable	(4,984)	1,262
Deferred costs and other assets	(1,538)	(2,894)
Accounts payable and accrued expenses	(3,650)	(1,156)
Other liabilities	(2,037)	172
Net cash provided by operating activities	40,333	52,957
Cash flows from investing activities:
Purchase of investment properties	(30,309)	(126,769)
Acquired in-place and market lease intangibles, net	(2,068)	(13,699)
Capital expenditures and tenant improvements	(6,877)	(9,953)
Investment in development and re-development projects	(1,527)	(3,696)
Proceeds from sale of investment properties, net	5,737	31,842
Indemnification payment related to the sale of investment properties	—	(30,000)
Proceeds from the sale of unconsolidated entity	—	30,000
Lease commissions and other leasing costs	(1,036)	(1,584)
Other assets	208	119
Other liabilities	(1,554)	(290)
Net cash used in investing activities	(37,426)	(124,030)
Cash flows from financing activities:
Common shares repurchased through share repurchase program	(5,201)	—
Proceeds from distribution reinvestment plan	185	—
Distributions to shareholders	(26,930)	(26,434)
Proceeds from debt	150,000	—
Payoffs of debt	(67,349)	(12,491)
Debt prepayment penalties	(2,504)	(779)
Principal payments of mortgage debt	(812)	(945)
Payment of finance lease liabilities	(188)	(232)
Payment of loan fees and deposits	(75)	(190)
Net cash provided by (used in) financing activities	47,126	(41,071)
Net increase (decrease) in cash, cash equivalents, and restricted cash	50,033	(112,144)
Cash, cash equivalents, and restricted cash at the beginning of the period	260,748	264,853
Cash, cash equivalents, and restricted cash at the end of the period	$310,781	$152,709

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)

	Six months ended June 30,
	2020	2019
Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$309,334	$146,525
Restricted cash	1,447	6,184
Cash, cash equivalents, and restricted cash at the end of the period	$310,781	$152,709

Supplemental disclosure and schedules:
Cash flow disclosure, including non-cash activities:
Cash paid for interest, net of capitalized interest of $5 and $42, respectively	$9,155	$10,545
Cash paid for income taxes, net	$610	$359
Distributions payable to shareholders	$13,642	$13,408
Accrued capital expenditures and tenant improvements	$1,367	$3,151
Accrued investment in re-development projects	$60	$431
Accrued lease commissions and other leasing costs	$222	$414
Capitalized costs placed in service	$5,505	$7,950
Reclassification of registration statement costs incurred to equity issuance costs	$278	$—

Purchase of investment properties:
Net investment properties	$30,515	$127,499
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	3,770	15,855
Accounts payable and accrued expenses, lease intangibles, and other liabilities	(1,908)	(2,886)
Cash outflow for purchase of investment properties, net	32,377	140,468
Capitalized acquisition costs	(63)	(918)
Credits and other changes in cash outflow, net	890	3,092
Gross acquisition price of investment properties	$33,204	$142,642

Sale of investment properties:
Net investment properties	$5,567	$25,977
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	249	1,096
Accounts payable and accrued expenses, lease intangibles, and other liabilities	(323)	(893)
Gain on sale of investment properties, net	244	5,662
Proceeds from sale of investment properties, net	5,737	31,842
Credits and other changes in cash inflow, net	413	1,108
Gross disposition price of investment properties	$6,150	$32,950
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
The Company determined it has a single reportable segment, multi-tenant retail, for disclosure purposes in accordance with GAAP. The following table summarizes the Company's multi-tenant retail portfolio as of June 30, 2020 and 2019:

	Total Portfolio		Wholly-Owned Retail Properties		Unconsolidated Retail Properties (a)
	2020	2019	2020	2019	2020	2019
No. of properties	65	71	55	59	10	12
Square feet	10,798,909	12,112,475	8,328,775	9,535,631	2,470,134	2,576,844

(a)	Reflects partial ownership of properties owned through the Company's interest in an unconsolidated joint venture.
Impact of the COVID-19 Pandemic on the Company's Financial Statements
The Company's business has been, and continues to be, disrupted by the coronavirus disease 2019 ("COVID-19") pandemic. The Company continues to assess the ongoing impact of the COVID-19 pandemic on all aspects of its business, including the impact on its tenants and their ability to make future rental payments in a timely fashion or at all and the possible impairment in value of our investment properties.
Under the federal legislation enacted on March 27, 2020, known as the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), certain limitations on the deductibility of net operating losses ("NOLs") enacted under prior federal tax legislation have been temporarily rolled back. In particular, the CARES Act permits businesses to carryback NOLs generated in taxable years beginning after December 31, 2017 and before January 1, 2021 to the previous five years and temporarily suspends, until taxable years beginning after December 31, 2020, the annual limit of the 80% on the amount of taxable income that NOLs generated in taxable years beginning after December 31, 2017 may offset. As a result of the anticipated NOL carryback claims for the Company's taxable REIT subsidiaries, total additional tax benefits of $1,172 have been recognized as part of interest and other income, net, on the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2020.
2. Basis of Presentation and Recently Issued Accounting Pronouncements
The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, judgments and assumptions are required in a number of areas, including, but not limited to, evaluating the impairment of long-lived assets, allocating the purchase price of acquired retail properties, determining the fair value of debt and evaluating the collectibility of accounts receivable. The Company bases these estimates, judgments and assumptions on historical experience and various other factors that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates.
FASB Staff Q&A, Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic
In April 2020, the Financial Accounting Standards Board ("FASB") issued a document titled Staff Q&A, Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic ("FASB Q&A document"). The FASB Q&A document provides an election whereby an entity is not required to evaluate whether certain relief provided by a lessor in response to the COVID-19 pandemic is a lease modification (the "COVID-19 election"). An entity that makes this election can then either apply the modification guidance to that relief or account for the concession as if it were contemplated as part of the existing contract. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. The Company's adoption and application of the COVID-19 election has been included in "Note 3. Revenue Recognition".
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
Remaining lease terms range from less than one year to forty years. Minimum lease payments to be received under long-term operating leases and short-term specialty leases, excluding additional percentage rent based on tenants' sales volume and tenant reimbursements of certain operating expenses, and assuming no exercise of renewal options or early termination rights, are as follows:

Minimum lease payments, by year	As of June 30, 2020
2020	$73,296
2021	136,695
2022	116,904
2023	102,276
2024	86,361
Thereafter	311,125
Total	$826,657

COVID-19 Election
In response to receiving numerous rent relief requests, the Company has adopted a COVID-19 election, under which lease amendments providing tenants with COVID-19 related rent relief are not treated as lease modifications unless:

•	the total payments required by the amended lease are not substantially the same as or less than the total payments required by the original lease; or

•	the amended lease results in an increase to the lease term.
Rent relief has most frequently been requested in the form of deferral of rental payments. A deferral affects the timing of cash receipts, but the amount of consideration is substantially the same as that required by the original lease. Under the Company's COVID-19 election, deferrals are accounted for as if no changes to the lease contract were made. Under that accounting, the Company continues to recognize rental income and increase lease receivables during the deferral period. Rent abatements or other reductions in total payments are treated as negative variable rent in the period to which the rent relates.
Credit Losses
The Company continues to evaluate the impact of the COVID-19 pandemic on the Company's ability to collect future lease payments under the terms of the respective leases. As the duration and severity of the COVID-19 pandemic are still uncertain and continue to evolve, significant uncertainty exists regarding the Company's provision for estimated credit losses.
The Company reviews the collectibility of amounts due from its tenants on a regular basis; such reviews consider the tenant's financial condition and payment history and other economic conditions impacting the tenant. Changes in collectibility occur when the Company no longer believes it is probable that substantially all the lease payments will be collected over the term of the lease. If collection is not probable, regardless of whether the Company has entered into an amendment to provide the tenant with COVID-19 related rent relief, the lease payments will be accounted for on a cash basis, and revenue will be recorded as cash is received. If reassessed, and the collection of substantially all the lease payments from the tenant becomes probable, the accrual basis of revenue recognition is reestablished. The provision for estimated credit losses resulting from changes in the collectibility of lease payments, including variable payments, is recognized as a direct adjustment to lease income on the condensed consolidated statements of operations and comprehensive loss, and a direct write-off of the operating lease receivables, including straight-line rent receivable, on the condensed consolidated balance sheets.

The following table reflects the disaggregation of lease income, net:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Minimum lease payments	$33,835	$39,059	$70,012	$78,466
Tax and insurance recoveries	6,384	8,717	14,514	16,975
Common area maintenance and other recoveries	4,652	5,348	9,802	11,125
Amortization of above and below-market leases and lease inducements, net	1,306	1,327	2,848	2,918
Short-term, termination fee and other lease income	536	1,478	1,584	2,149
Provision for estimated credit losses	(5,995)	(316)	(6,758)	(521)
Lease income, net	$40,718	$55,613	$92,002	$111,112
Other Fee Income
The following table reflects the disaggregation of other fee income:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Property management fees	$436	$588	$1,013	$1,226
Asset management fees	271	272	556	517
Leasing commissions and other fees	6	—	107	22
Other fee income	$713	$860	$1,676	$1,765

The Company has other fee income receivables of $301 and $460 as of June 30, 2020 and December 31, 2019, respectively.
4. Acquired Properties
The following table reflects the retail properties acquired, accounted for as asset acquisitions, during the six months ended June 30, 2020:

Acquisition Date	Property	Metropolitan Area	Gross Acquisition Price	Square Feet
February 25, 2020	Trowbridge Crossing	Atlanta, GA	$10,950	62,600
March 10, 2020	Antoine Town Center (a)	Houston, TX	22,254	110,500
			$33,204	173,100

(a)	This retail property was acquired from the Company's unconsolidated joint venture, as disclosed in "Note 6. Investment in Consolidated and Unconsolidated Entities".
The following table reflects the retail properties acquired, accounted for as asset acquisitions, during the six months ended June 30, 2019:

Acquisition Date	Property	Metropolitan Area	Gross Acquisition Price	Square Feet
January 31, 2019	Commons at University Place	Raleigh, NC	$23,250	92,000
March 20, 2019	Lakeside Winter Park and Lakeside Crossings	Orlando, FL	63,500	76,000
April 30, 2019	Scofield Crossing (a)	Austin, TX	3,000	64,000
May 7, 2019	Tomball Town Center Kroger	Houston, TX	13,992	74,000
June 14, 2019	Sandy Plains Outparcel (b)	Atlanta, GA	2,900	6,000
June 28, 2019	Shops at Fairview Town Center	Dallas, TX	36,000	67,500
			$142,642	379,500

(a)	An adjacent building and tenant improvements were acquired subject to an existing ground lease.

(b)	The assets, liabilities and operations of the outparcels acquired are combined for presentation purposes with retail properties already owned by the Company.
Transaction costs of $63 were capitalized during the three and six months ended June 30, 2020, and $310 and $918 were capitalized during the three and six months ended June 30, 2019, respectively.

5. Disposed Properties
The following table reflects the real property disposed of during the six months ended June 30, 2020:

Disposition Date	Property	Metropolitan Area	Square Feet	Gross Disposition Price	Gain (Loss) on Sale, net
February 10, 2020	University Oaks Shopping Center (a)	Round Rock, TX	N/A	$527	$357
February 12, 2020	Centerplace of Greeley (a)	Greeley, CO	N/A	123	100
May 1, 2020	Woodlake Crossing	San Antonio, TX	160,000	5,500	(213)
			160,000	$6,150	$244

(a)	The Company recognized a gain on sale related to the completion of partial condemnations at these retail properties.
The following table reflects the real property disposed of during the six months ended June 30, 2019:

Disposition Date	Property	Metropolitan Area	Square Feet	Gross Disposition Price	Gain on Sale, net	Loss on Debt Extinguishment
April 3, 2019	Brooks Corner	San Antonio, TX	173,000	$26,300	$5,531	$(809)
May 31, 2019	Silverlake	Cincinnati, OH	101,000	6,650	131	—
			274,000	$32,950	$5,662	$(809)

In aggregate, the Company recognized net proceeds of $5,737 and $31,842 from the sale of real property on the condensed consolidated statement of cash flows during the six months ended June 30, 2020 and 2019, respectively.
6. Investment in Unconsolidated Entities
Joint Venture Interests
IAGM Retail Fund I, LLC
As of June 30, 2020 and December 31, 2019, the Company owned a 55% interest in one unconsolidated entity, IAGM Retail Fund I, LLC ("IAGM"), a retail joint venture partnership between the Company and PGGM Private Real Estate Fund ("PGGM"). As of June 30, 2020 and December 31, 2019, the carrying value of the Company's investment in IAGM was $116,824 and $118,861, respectively.
During the six months ended June 30, 2020, IAGM prepaid a $14,872 mortgage payable on one retail property with cash on hand.
During the six months ended June 30, 2020, the Company purchased Antoine Town Center from IAGM for $22,254, a fair value determined by independent appraisal, which resulted in IAGM recognizing a gain on sale of $1,741. The Company deferred its share of IAGM's gain on sale of $958 and will amortize the gain over 30 years as an increase to equity in (losses) earnings of unconsolidated entities.
During the six months ended June 30, 2020, IAGM entered into two interest rate swap agreements to achieve fixed interest rates on debt with a variable rate of 1-Month LIBOR plus 1.55%. Each of the interest rate swaps have an effective date of April 1, 2020 and a termination date of November 2, 2023. One interest rate swap has a notional amount of $45,000 and achieves a fixed interest rate of 1.979%. The other interest rate swap has a notional amount of $30,000 and achieves a fixed interest rate of 1.956%. The Company recognizes its share of gains or losses resulting from IAGM's interest rate swaps as an adjustment to the Company's investment in IAGM and an increase or decrease in comprehensive income. As of June 30, 2020, the interest rate swaps were deemed to be liabilities of $687 on a fair value basis, of which the Company's share was $378.
Combined Condensed Financial Information
As of June 30, 2020 and December 31, 2019, the Company's sole joint venture interest is in IAGM. Another joint venture was disposed of in 2019. The following table presents condensed balance sheet information for IAGM and separate condensed income statement information of IAGM and the other joint venture which was disposed in late 2019.

	As of
	June 30, 2020	December 31, 2019
Assets:
Real estate assets, net of accumulated depreciation	$402,799	$425,585
Other assets	67,342	66,437
Total assets	470,141	492,022
Liabilities and equity:
Mortgages payable, net	242,115	256,732
Other liabilities	15,458	20,765
Equity	212,568	214,525
Total liabilities and equity	470,141	492,022

Company's share of equity	117,771	118,861
Deferred gain, net of accumulated amortization of $11	(947)	—
Carrying value of investments in unconsolidated entities	$116,824	$118,861

	Three months ended June 30,		Six months ended June 30,
IAGM	2020	2019	2020	2019
Total income	$9,815	$13,113	$22,538	$26,753
Depreciation and amortization	(4,316)	(5,663)	(8,658)	(10,939)
Property operating	(1,702)	(2,047)	(3,823)	(4,023)
Real estate taxes	(2,182)	(2,355)	(4,608)	(4,961)
Interest expense, net	(1,775)	(2,894)	(3,968)	(5,788)
General and administrative	(125)	(126)	(244)	(245)
(Loss) gain on sale of real estate, net	—	(559)	1,741	(559)
Loss on debt extinguishment	—	—	(8)	—
Provision for asset impairment	—	(1,443)	—	(1,443)
Net (loss) income	(285)	(1,974)	2,970	(1,205)
Other joint venture interest
Net loss	—	—	—	(4,869)
Total net (loss) income of unconsolidated entities	$(285)	$(1,974)	$2,970	$(6,074)

Company's share of net (loss) income	$(157)	$(1,079)	$1,587	$(5,023)
Outside basis adjustment for IAGM's sale of real estate	8	—	(947)	—
Outside basis adjustment for other joint venture's sale of assets	—	—	—	4,403
Equity in (losses) earnings of unconsolidated entities	$(149)	$(1,079)	$640	$(620)
The following table summarizes the scheduled maturities of IAGM's mortgages payable as of June 30, 2020, for the remainder of 2020, each of the next four years and thereafter.

Scheduled maturities by year:	As of June 30, 2020
2020	$—
2021	23,150
2022	—
2023	180,125
2024	—
Thereafter	40,680
Total	$243,955

As of June 30, 2020 and December 31, 2019, none of IAGM's mortgages payable are recourse to the Company. It is anticipated that the joint venture will be able to repay, refinance or extend all of its debt on a timely basis.

7. Debt
As of June 30, 2020, the Company's total debt, net was $655,261, which consists of mortgages payable, net, of $107,282 and credit agreements, net of $547,979. The Company believes it has the ability to repay, refinance or extend any of its debt, and that it has adequate sources of funds to meet short-term cash needs related to mortgages payable. It is anticipated that the Company will use proceeds from property sales, cash on hand and available capacity on credit agreements, if any, to repay, refinance or extend the mortgages payable maturing in the near term.
The Company's credit agreements and mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions and distribution limitations. As of June 30, 2020 and December 31, 2019, the Company was in compliance with all loan covenants.
Mortgages Payable
As of June 30, 2020 and December 31, 2019, the Company's mortgages payable, net were as follows:

	June 30, 2020	December 31, 2019
Mortgages payable (a)	$107,891	$176,051
Discount, net of accumulated amortization	(102)	(121)
Issuance costs, net of accumulated amortization	(507)	(609)
Total mortgages payable, net	$107,282	$175,321

(a)
Mortgages payable had fixed interest rates ranging from 3.49% to 4.58%, with a weighted average interest rate of 4.07% as of June 30, 2020, and 3.49% to 5.49%, with a weighted average interest rate of 4.34% as of December 31, 2019.

During the three and six months ended June 30, 2020, the Company repaid $26,349 and $67,349, respectively, of mortgages payable on three retail properties with cash on hand.
The following table summarizes the scheduled maturities of the Company's mortgages payable as of June 30, 2020 for the remainder of 2020, each of the next four years and thereafter.

Scheduled maturities by year:	As of June 30, 2020
2020	$—
2021	—
2022	23,042
2023	40,519
2024	15,700
Thereafter	28,630
Total mortgage payable maturities	$107,891
Debt issuance costs, net of accumulated amortization	(507)
Discount, net of accumulated amortization	(102)
Total mortgages payable, net	$107,282
Credit Agreements
Revolving Credit Agreement
On December 21, 2018, the Company entered into an unsecured revolving credit agreement, which amended and restated the Company's prior unsecured revolving credit agreement in its entirety, and provides for a $350,000 unsecured revolving line of credit (the "Revolving Credit Agreement"). During the six months ended June 30, 2020, the Company drew $150,000 on the Revolving Credit Agreement at an interest rate of 1.22% reflecting 1-Month LIBOR plus 1.05% for general corporate purposes and to increase its financial flexibility in light of the COVID-19 pandemic. The Revolving Credit Agreement has a 4-year term maturing on December 21, 2022 with two six-month extension options. As of June 30, 2020 and December 31, 2019, the Company had a total of $150,000 and no outstanding borrowings, respectively, under the Revolving Credit Agreement, and a facility fee of 0.15% based on the Company's total leverage ratio. As of June 30, 2020, the remaining capacity on the Revolving Credit Agreement was $200,000.

Unsecured term loans
As of June 30, 2020 and December 31, 2019, the Company had the following unsecured term loan tranches outstanding:

	June 30, 2020		December 31, 2019
	Principal Balance	Interest Rate	Principal Balance	Interest Rate	Maturity Date
$250.0 million 5 year - swapped to fixed rate	$100,000	2.6795% (a)	$100,000	2.6795% (a)	December 21, 2023
$250.0 million 5 year - swapped to fixed rate	100,000	2.6795% (a)	100,000	2.6795% (a)	December 21, 2023
$250.0 million 5 year - variable rate	50,000	1.3726% (b)	50,000	2.8911% (c)	December 21, 2023
$150.0 million 5.5 year - swapped to fixed rate	50,000	2.6915% (a)	50,000	2.6915% (a)	June 21, 2024
$150.0 million 5.5 year - swapped to fixed rate	50,000	2.6990% (a)	50,000	2.6990% (a)	June 21, 2024
$150.0 million 5.5 year - variable rate	50,000	1.3726% (b)	50,000	2.8911% (c)	June 21, 2024
Total unsecured term loans	400,000		400,000
Issuance costs, net of accumulated amortization	(2,021)		(2,471)
Total unsecured term loans, net	$397,979		$397,529

(a)
As of June 30, 2020, the Company has four interest rate swap agreements, of which two each have a notional amount of $100,000, an effective date of December 2, 2019, a termination date of December 21, 2023, and achieve a fixed interest rate of 2.68%. The other two interest rate swap agreements each have a notional amount of $50,000, an effective date of December 2, 2019, a termination date of June 21, 2024, and achieve fixed interest rates of 2.69% and 2.70%.

(b)	Interest rate reflects 1-Month LIBOR plus 1.20% effective June 1, 2020.

(c)	Interest rate reflects 1-Month LIBOR plus 1.20% effective December 2, 2019.

8. Fair Value Measurements
Recurring Measurements
The following financial instruments are remeasured at fair value on a recurring basis:

	Fair Value Measurements as of
	June 30, 2020			December 31, 2019
Cash Flow Hedges: (a)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative interest rate assets (b)	$—	$—	$—	$—	$1,057	$—
Derivative interest rate liabilities (c)	—	(14,816)	—	—	—	—

(a)
During the twelve months subsequent to June 30, 2020, an estimated $4,147 of derivative interest rate liabilities recognized in accumulated comprehensive income (loss) will be reclassified into earnings.

(b)	Recognized as a part of deferred costs and other assets, net, on the condensed consolidated balance sheets.

(c)	Recognized as a part of other liabilities on the condensed consolidated balance sheets.
Level 1
At June 30, 2020 and December 31, 2019, the Company had no Level 1 recurring fair value measurements.
Level 2
As of June 30, 2020 and December 31, 2019, the Company determined that the credit valuation adjustments associated with nonperformance risk are not significant to the overall valuation of its derivatives. As a result, the Company's derivative valuations in their entirety are classified as Level 2 of the fair value hierarchy.
Level 3
At June 30, 2020 and December 31, 2019, the Company had no Level 3 recurring fair value measurements.
Nonrecurring Measurements
Investment Properties
During the six months ended June 30, 2020, the Company identified one retail property that had a reduction in its expected holding period and recorded a provision for asset impairment of $9,002 on the condensed consolidated statement of operations and comprehensive loss as a result of the fair value being lower than the property's carrying value. The Company's fair value was based on an executed sales contract. This property was disposed of on May 1, 2020. During the three and six months ended June 30, 2019, the Company had no Level 3 nonrecurring fair value measurements.
Financial Instruments Not Measured at Fair Value
The table below summarizes the estimated fair value of financial instruments presented at carrying values in the Company's condensed consolidated financial statements as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$107,891	$107,682	$176,051	$178,937
Term loans	$400,000	$400,017	$400,000	$400,020
Revolving line of credit	$150,000	$150,260	$—	$—

The Company estimated the fair value of its mortgages payable using a weighted-average effective market interest rate of 4.08% and 3.71% as of June 30, 2020 and December 31, 2019, respectively. The fair value estimate of the term loans and line of credit approximate the carrying value. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to that of the Company's. As a result, the Company used a weighted-average interest rate of 1.30% and 2.77% as of June 30, 2020 and December 31, 2019, respectively, to estimate the fair value of its term loans. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.

9. (Loss) Earnings per Share and Equity Transactions
The following table reconciles the amounts used in calculating basic and diluted (loss) income per share:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income from continuing operations	$(9,611)	$6,278	$(13,097)	$10,279
Net loss from discontinued operations	$—	$(12,000)	$—	$(25,500)

Denominator:
Weighted average number of common shares outstanding - basic	720,849,620	728,654,374	720,837,742	728,606,945
Effect of unvested restricted shares (a)	—	633,289	—	16,392
Weighted average number of common shares outstanding - diluted	720,849,620	729,287,663	720,837,742	728,623,337

Basic and diluted (loss) income per common share:
Net (loss) income from continuing operations per common share	$(0.01)	$0.01	$(0.02)	$0.01
Net loss from discontinued operations per common share	—	(0.02)	—	(0.03)
Net loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

(a)	For the three and six months ended June 30, 2020, the Company has excluded the anti-dilutive effect of unvested restricted shares.
On November 1, 2019, the Company adopted a Second Amended and Restated Share Repurchase Program ("SRP"), authorizing redemption of the Company's shares of common stock, subject to certain conditions and limitations, to provide limited liquidity to stockholders. The Company's obligation to repurchase any shares under the SRP was conditioned upon having sufficient funds available to complete the repurchase. The repurchase price per share for all stockholders is equal to a 25% discount to the most recent estimated NAV per share of the Company's common stock established by the Company's Board of Directors (the "Board"), which was $3.14 per share as of May 1, 2019. During the three and six months ended June 30, 2020, 2,136,119 shares were repurchased in connection with the SRP.
On November 1, 2019, the Company began offering shares of the Company's common stock to existing stockholders pursuant to the Company's Amended and Restated Distribution Reinvestment Plan ("DRP"). Under the DRP, stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock into additional shares of the Company's common stock in lieu of receiving cash distributions. In accordance with the DRP, participants may acquire shares of common stock at a 25% discount to the most recent estimated NAV per share of the Company's common stock established by the Board, which was $3.14 per share as of May 1, 2019. During the three and six months ended June 30, 2020, 57,791 and 79,040 shares, respectively, were issued pursuant to the DRP.
Effective July 11, 2020, the Company suspended the SRP and the DRP until further notice.
10. Stock-Based Compensation
The following table presents the Company's restricted stock unit ("RSU") activity for the six months ended June 30, 2020:

	Unvested Time- Based RSUs	Unvested Performance- Based RSUs	Weighted-Average Grant Date Price Per Share (a)
Outstanding as of January 1, 2020	$1,295,691	$1,389,642	$3.14
Shares granted	1,255,793	2,484,346	$3.14
Shares vested	(245,224)	—	$3.14
Shares forfeited	(49,742)	(75,326)	$3.14
Outstanding as of June 30, 2020	$2,256,518	$3,798,662	$3.14

On May 8, 2020, the board of directors approved a grant of time-based and performance-based RSUs under the Company's 2015 Incentive Award Plan at the most recent estimated NAV per share of $3.14 on May 1, 2019.
As of June 30, 2020, there was $9,967 of total unrecognized compensation expense related to unvested stock-based compensation arrangements that will vest through December 2022. The Company recognized stock-based compensation expense of $1,420 and $1,948 for the three and six months ended June 30, 2020, respectively, and $1,320 and $2,165 for the three and six months ended June 30, 2019, respectively.
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
Future minimum lease obligations as of June 30, 2020, were as follows:

	Minimum Lease Payments
	Operating Leases	Finance Leases
Remaining 2020	$310	$225
2021	547	408
2022	522	279
2023	536	21
2024	550	—
Thereafter	53	—
Total expected minimum lease obligation	2,518	933
Less: Amount representing interest (a)	(275)	(72)
Present value of net minimum lease payments	$2,243	$861

(a)	Interest includes the amount necessary to reduce to present value the total expected minimum lease obligations calculated at the Company's incremental borrowing rate.
12. Subsequent Events
In preparing its condensed consolidated financial statements, the Company has evaluated events and transactions occurring after June 30, 2020, through the date the financial statements were issued for recognition and disclosure purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in these interim condensed consolidated financial statements for the quarter ended June 30, 2020 (the "Quarterly Report"), other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements about InvenTrust Properties Corp.'s (the "Company") plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events; and they involve known and unknown risks that are difficult to predict, including the potential adverse effects of the current coronavirus disease 2019 ("COVID-19") pandemic on the financial condition, results of operations and cash flows of the Company and its tenants. The extent to which the COVID-19 pandemic continues to impact the Company and its tenants will depend on future developments, which are highly uncertain, including the scope, severity, duration, and any resurgences of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. As a result, our actual financial results, performance, achievements, or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, forward-looking statements can be identified by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "guidance," "predict," "potential," "continue," "likely," "will," "would," "illustrative," and "should," and variations of these terms and similar expressions, or the negatives of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while we consider reasonable based on our knowledge and understanding of the business and industry, are inherently uncertain. These statements are expressed in good faith and are not guarantees of future performance or results. Our actual results could differ materially from those expressed in the forward-looking statements and stockholders should not rely on forward-looking statements in making investment decisions.
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Such risks, uncertainties and other important factors, include those set forth in our filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2019 (the "Annual Report"), and as updated in this Quarterly Report and other quarterly and current reports, which are on file with the SEC and are available at the SEC's website (www.sec.gov). Such risks and uncertainties are related to, among others, the following:

•	the effects of the COVID-19 pandemic in the markets where we own and operate properties, including the effect on our tenants' operations and ability to pay rent;

•	the duration of the COVID-19 pandemic and the timing and nature of an economic recovery from the pandemic, including the effects of any future resurgence of COVID-19;

•
market, political and economic volatility experienced by the U.S. economy or real estate industry as a whole, including as a result of the COVID-19 pandemic, and the regional and local political and economic conditions in the markets in which our retail properties are located;

•	our ability to collect rent from tenants or to rent space on favorable terms or at all;

•	the consummation of lease amendments on the agreed-upon terms and/or if consummated, payments as required by the terms of the respective agreements;

•	declaration of bankruptcy by our retail tenants;

•	the continued impact of the COVID-19 pandemic on our cash flows and our ability to satisfy certain covenants required by our mortgage loans and credit agreements;

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

•	our ability to manage the risks of expanding, developing or re-developing our retail properties;

•	loss of members of our senior management team or other key personnel;

•	changes in governmental regulations and U.S. accounting standards or interpretations thereof;

•	our ability to access capital for development, re-development and acquisitions on terms and at times that are acceptable to us;

•	changes in the competitive environment in the leasing market and any other market in which we operate;

•	shifts in consumer retail shopping from brick and mortar stores to e-commerce;

•	forthcoming expirations of certain of our leases, our ability to re-lease such properties, and increasing costs associated with leasing activities;

•	the impact of leasing and capital expenditures to improve our retail properties to retain and attract tenants;

•
events beyond our control, such as war, terrorist attacks, including acts of domestic terrorism, civil unrest, natural disasters and severe weather incidents, and any uninsured or under-insured loss resulting therefrom;

•	actions or failures by our joint venture partner, including development partners;

•	the cost of compliance with and liabilities under environmental, health and safety laws;

•	changes in real estate and zoning laws and increases in real property tax rates;

•	the economic success and viability of our anchor retail tenants;

•	our debt financing, including risk of default, loss and other restrictions placed on us;

•	our ability to refinance or repay maturing debt or to obtain new financing on attractive terms;

•	future increases in interest rates;

•	the availability of cash flow from operating activities to fund capital and other expenditures, service our debt and other obligations, and to fund distributions;

•	our status as a real estate investment trust ("REIT") for federal tax purposes; and

•	changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs.
These factors are not necessarily all of the important factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by any of our forward-looking statements. Other unknown or unpredictable factors also could harm our business, financial condition, results of operations, cash flows and overall value. Moreover, the risks identified elsewhere in this report, as well as the risks set forth above, should be interpreted as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic and/or socio-economic environment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements are only as of the date they are made; we do not undertake or assume any obligation to update publicly any of these forward-looking statements to reflect actual results, new information, future events, changes in assumptions or changes in other factors affecting forward-looking statements, except to the extent required by applicable law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
The following discussion and analysis relates to the three and six months ended June 30, 2020 and 2019 and as of June 30, 2020 and December 31, 2019. It should be read in conjunction with our condensed consolidated financial statements and the related notes included in this Quarterly Report. All dollar amounts are stated in thousands, except per share amounts and per square foot metrics, unless otherwise noted.

Overview
InvenTrust Properties Corp. is a premier multi-tenant retail REIT that owns, leases, redevelops, acquires and manages grocery-anchored neighborhood centers, and select power centers that often have a grocery component, predominantly in Sun Belt markets with favorable demographics. We seek to continue to execute our strategy to enhance our multi-tenant retail platform by further investing in grocery-anchored centers with essential retail in our current markets, while exhibiting focused and disciplined capital allocation.
Evaluation of Financial Condition
Historically, management has evaluated our financial condition and operating performance by focusing on the following financial and nonfinancial indicators, discussed in further detail herein:

•
Modified NOI, a supplemental measure not determined in accordance with generally accepted accounting principles in the United States ("GAAP"), which excludes general and administrative expenses, depreciation and amortization, provision for asset impairment, interest and other income, net, gains (losses) from sales of properties, gains (losses) on extinguishment of debt, interest expense, net, equity in (losses) earnings from unconsolidated entities, lease termination income and expense, and GAAP rent adjustments (such as straight-line rent, above/below-market lease amortization, and amortization of lease incentives);

•	Funds From Operations ("FFO") Applicable to Common Shares and Dilutive Securities, a supplemental non-GAAP measure;

•	Adjusted Funds From Operations ("AFFO") Applicable to Common Shares, a supplemental non-GAAP measure;

•	Cash flow from operations as determined in accordance with GAAP;

•	Economic and physical occupancy and rental rates;

•	Leasing activity and lease rollover;

•	Operating expense levels and trends;

•	General and administrative expense levels and trends;

•	Debt maturities and leverage ratios; and

•	Liquidity levels.
Impact of the COVID-19 Pandemic on the Company's Business and Financial Statements
The Company's business has been, and continues to be, disrupted by the coronavirus disease 2019 ("COVID-19") pandemic. We continue to assess the impact of the COVID-19 pandemic on all aspects of our business, including the impact on our tenants and their ability to make future rental payments in a timely fashion or at all and the possible impairment in value of our investment properties. The spread of COVID-19 is having a significant impact on the regional and local economic conditions in the markets in which our retail properties are located, throughout the broader financial markets, and the country.
As of July 31, 2020, cases of COVID-19 continue to increase in a number of our core markets located in California, Florida, Georgia, and Texas, prompting additional state and local government mandated business closures. We are unable to predict whether cases of COVID-19 in the markets where we own and operate properties will decrease, increase, or remain the same, and/or whether state and local governments will mandate closures of our tenants' businesses or implement other restrictive measures on their and our operations. Thus, we are unable to predict the impact of the COVID-19 pandemic on our business.
As of July 31, 2020, 100% of our properties were open for business and approximately 97.7% of our occupied gross leasable area ("GLA") were permitted by state and local governments to be open and operating in some capacity, including 100% of the GLA in Colorado, Georgia, Maryland, and Virginia, 99.0% of the GLA in Texas, 98.8% of the GLA in North Carolina, 96.7% of the GLA in Florida, and 88.3% of the GLA in California.
During the three months ended June 30, 2020, we increased our write-offs for uncollectible accounts by approximately $6.3 million on our condensed and consolidated balance sheet after assessing our tenants with uncertain collectibility situations. Additionally, as of June 30, 2020, our share of the write-offs for uncollectible accounts recorded by our unconsolidated joint venture was $0.4 million. At this time, we are unable to estimate the full extent of these disruptions going forward on our financial condition and results of operations due to the evolving nature of the situation and numerous uncertainties that exist. These uncertainties include the scope, severity and duration of the pandemic, the actions required to contain the pandemic or mitigate its impact, the direct and indirect economic effects of the pandemic and containment measures, and the timing, length and nature of an economic recovery, among others.

Additionally, through July 31, 2020, we received requests for assistance from approximately 61.3% of our tenants representing approximately 51.5% of our GLA. We continue to evaluate our tenants' requests and are negotiating the terms of potential lease amendments on an individual basis. We do not expect all tenant requests will result in amended agreements, nor do we intend to forgo our contractual rights under our lease agreements. There can be no assurance that all amendments will be consummated on the agreed-upon terms and/or if consummated, amounts due will be collected as required by terms of the agreement.
As of June 30, 2020, the status of our tenant billings across our entire portfolio, including our proportionate share of the properties in our unconsolidated joint venture, is reflected in the following tables, which shows disaggregated gross rent billed in each month during the second quarter of 2020.

	Disaggregation of Gross Rent Billed
	Gross Rent Billed	Collected	Payment Deferral Plan	Estimated Credit Loss	Remaining Accounts Receivable
April 30, 2020	$17,794	$14,201	$261	$1,581	$1,751
May 31, 2020	17,666	12,777	950	1,793	2,146
June 30, 2020	17,947	13,361	582	1,780	2,224
Total	$53,407	$40,339	$1,793	$5,154	$6,121

	Disaggregation of Gross Rent Billed
	Gross Rent Billed	Collected	Payment Deferral Plan	Estimated Credit Loss	Remaining Accounts Receivable
April 30, 2020	100%	79.8%	1.5%	8.9%	9.8%
May 31, 2020	100%	72.4%	5.4%	10.1%	12.1%
June 30, 2020	100%	74.5%	3.2%	9.9%	12.4%
Total	100%	75.4%	3.4%	9.7%	11.5%
Subsequent to June 30, 2020, we collected approximately $2.0 million of second quarter unpaid gross rent billed, including our proportionate share of the properties in our unconsolidated joint venture. As of July 31, 2020, approximately 84.0% of our July 2020 tenant billings across our entire portfolio, including our proportionate share of the properties in our unconsolidated joint venture, have been collected.
We have taken and will consider a number of measures to mitigate the impact of the COVID-19 pandemic on our business and financial condition, including the following:

•	For general corporate purposes and to increase our financial flexibility in light of the COVID-19 pandemic, we drew $150.0 million on the Revolving Credit Agreement on March 27, 2020;

•
We have implemented a work from home policy and have restricted all air travel until further notice. Our existing focus on providing remote-work IT solutions for our employees has enabled our workforce to transition smoothly to working from home with minimal disruption to our core operations. We remain committed to the safety of our employees as they execute on our operational needs and provide support to our tenants;

•
We did not publish an estimated share value in May 2020 as a result of the potential financial impact of the COVID-19 pandemic and the sharp drop in property transactions leading to limited visibility on property valuations;

•
On June 11, 2020, we announced that our Board of Directors (the "Board") voted to suspend the Second Amended and Restated Share Repurchase Program ("SRP") and the Amended and Restated Distribution Reinvestment Plan ("DRP") until further notice; and

•
The Board will continue to evaluate our distribution rate and policy and, if the Board deems appropriate, adjust the distribution to take into account the ongoing effects of the COVID-19 pandemic on our financial condition and results of operations.

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
Our portfolio of grocery-anchored centers is open and our grocery tenants are continuing to serve their communities during this crisis. These properties play a critical role in the communities they serve, often providing essential retail and services such as groceries and healthcare products and services. Our strategically located regional field offices are within a two-hour drive of 90% of our properties which affords us the ability to respond to the needs and requests of our tenants as they maneuver through this crisis with the intent to minimize disruption. However, we expect that as a result of the COVID-19 pandemic: some of our tenants will not be able to make rent payments to us in a timely fashion or at all, it will take longer to collect rent from our tenants, and retailer bankruptcies, failures, and store closings will increase, leading to an increase in vacancies at our properties.
We believe the refinement of our multi-tenant retail platform has positioned us for future success and will allow us to evaluate and ultimately execute on a potential strategic transaction, achieve liquidity for and provide a return of capital to our stockholders in the long term. However, we may be unable to execute on such a transaction on terms we would find attractive for our stockholders and our ability to do so will be influenced by external and macroeconomic factors including, among others, the effects and duration of the COVID-19 pandemic and any future resurgence, the timing and nature of the recovery of the COVID-19 pandemic, interest rate movements, local, regional, national and global economic performance, competitive factors, the impact of e-commerce on the retail industry, future retailer store closings, retailer consolidation, retailers reducing store size, retailer bankruptcies, and government policy changes. At this time, the COVID-19 pandemic and related uncertainties have resulted in a delay in our process for exploring and executing upon a potential strategic transaction.

Highlights for the Three Months Ended June 30, 2020
Disposition
During the three months ended June 30, 2020, we disposed of one property, as follows:

Disposition Date	Property	Metropolitan Area	Center Type	Square Feet	Gross Disposition Price
May 1, 2020	Woodlake Crossing	San Antonio, TX	Power Center	160,000	$5,500
Our Multi-Tenant Retail Portfolio
Our wholly-owned, consolidated and managed retail properties include grocery-anchored community and neighborhood centers and power centers, including those classified as necessity-based. As of June 30, 2020, we owned 65 retail properties with a GLA of approximately 10.8 million square feet, which includes 10 retail properties with a GLA of approximately 2.5 million square feet owned through our interest in IAGM. The following table summarizes our multi-tenant retail portfolio as of June 30, 2020 and 2019.

	Total Portfolio		Wholly-Owned Retail Properties		IAGM Retail Properties
	2020	2019	2020	2019	2020	2019
No. of properties	65	71	55	59	10	12
GLA (square feet)	10,798,909	12,112,475	8,328,775	9,535,631	2,470,134	2,576,844
Economic occupancy (a)	95.2%	94.3%	96.0%	94.5%	92.4%	93.4%
ABR PSF (b)	$18.47	$17.82	$18.75	$17.92	$17.44	$17.43

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

The following tables summarize our multi-tenant retail portfolio, by center type, as of June 30, 2020 and 2019.
Community and neighborhood centers

	Total Portfolio		Wholly-Owned Retail Properties		IAGM Retail Properties
	2020	2019	2020	2019	2020	2019
No. of properties	49	48	44	41	5	7
GLA (square feet)	6,372,472	6,108,028	4,986,164	4,615,010	1,386,308	1,493,018
Economic occupancy	95.3%	95.3%	95.7%	95.1%	93.6%	95.9%
ABR PSF	$19.39	$18.94	$19.93	$19.51	$17.42	$17.20

Power centers

	Total Portfolio		Wholly-Owned Retail Properties		IAGM Retail Properties
	2020	2019	2020	2019	2020	2019
No. of properties	16	23	11	18	5	5
GLA (square feet)	4,426,437	6,004,447	3,342,611	4,920,621	1,083,826	1,083,826
Economic occupancy	95.1%	93.3%	96.4%	94.0%	90.9%	89.8%
ABR PSF	$17.07	$16.63	$16.96	$16.39	$17.47	$17.80
Same-Property Multi-Tenant Retail Portfolio Summary
The following tables summarize the GLA, economic occupancy and ABR PSF of the properties included in our multi-tenant retail portfolio classified as same-property for the three and six months ended June 30, 2020 and 2019. The properties classified as same-property were owned for the entirety of both periods presented.

	Same-property results for the three months ended June 30, 2020 and 2019
	Total Portfolio		Wholly-Owned Retail Properties		IAGM Retail Properties
	2020	2019	2020	2019	2020	2019
No. of properties	58	58	48	48	10	10
GLA (square feet)	9,890,333	9,879,072	7,420,199	7,412,658	2,470,134	2,466,414
Economic occupancy	95.2%	94.3%	96.1%	94.7%	92.4%	93.2%
ABR PSF	$18.37	$18.23	$18.66	$18.44	$17.44	$17.56

	Same-property results for the six months ended June 30, 2020 and 2019
	Total Portfolio		Wholly-Owned Retail Properties		IAGM Retail Properties
	2020	2019	2020	2019	2020	2019
No. of properties	56	56	46	46	10	10
GLA (square feet)	9,722,587	9,711,327	7,252,453	7,244,912	2,470,134	2,466,415
Economic occupancy	95.1%	94.3%	96.1%	94.7%	92.4%	93.2%
ABR PSF	$18.17	$18.07	$18.41	$18.23	$17.44	$17.56
Market Summary
The following table represents the geographical diversity of our portfolio as of June 30, 2020.

State	Region	No. of Properties	GLA (square feet)	% of Total GLA
Texas	Southwest	25	4,866,775	45.2%
Florida	South Atlantic	10	1,981,550	18.3%
Georgia	South Atlantic	10	1,058,095	9.8%
California	West	7	1,050,533	9.7%
North Carolina	South Atlantic	7	1,015,870	9.4%
Colorado	West	3	465,827	4.3%
Maryland	East	2	183,348	1.7%
Virginia	South Atlantic	1	176,911	1.6%
		65	10,798,909	100.0%

Lease Expirations
The following table presents the lease expirations of our economic occupied multi-tenant retail portfolio as of June 30, 2020.

Lease Expiration Year	No. of Expiring Leases	GLA of Expiring Leases (square feet)	Percent of Total GLA of Expiring Leases	ABR of Expiring Leases	Percent of Total ABR	Expiring ABR PSF
2020	70	198,145	1.9%	$5,093	2.7%	$25.70
2021	215	1,097,254	10.7%	20,379	11.0%	18.57
2022	226	1,436,614	14.0%	26,289	14.2%	18.30
2023	200	992,963	9.7%	18,594	10.0%	18.73
2024	188	1,300,782	12.7%	23,116	12.4%	17.77
2025	141	1,121,923	10.9%	18,145	9.8%	16.17
2026	81	406,487	4.0%	9,395	5.1%	23.11
2027	109	862,478	8.4%	17,832	9.6%	20.68
2028	79	477,093	4.6%	9,719	5.2%	20.37
2029	90	584,898	5.7%	11,262	6.1%	19.25
Thereafter	94	1,572,054	15.3%	23,934	12.9%	15.22
Other (a)	262	218,378	2.1%	1,927	1.0%	26.74
	1,755	10,269,069	100.0%	$185,685	100.0%	$18.08

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

Leasing Activity
In our multi-tenant retail portfolio, we had GLA totaling 548,783 square feet expiring during the six months ended June 30, 2020, of which 356,250 square feet was re-leased. This achieved a retention rate of approximately 65.0%.
The following table summarizes the leasing activity for leases that were executed during the six months ended June 30, 2020, compared with expiring or expired leases for the same or previous tenant for renewals and the same unit for new leases at the 65 retail properties in our multi-tenant retail portfolio. This table does not include rent deferral lease amendments executed as a result of the impact of the COVID-19 pandemic.

	No. of Leases Executed for the Quarter Ended June 30, 2020	GLA SF	New Contractual Rent ($PSF) (b)	Prior Contractual Rent ($PSF) (b)	% Change over Prior Contract Rent (b)	Weighted Average Lease Term (Years)	Tenant Improvement Allowance ($PSF)	Lease Commissions ($PSF)
All Tenants
Comparable Renewal Leases (a)	45	169,210	$20.99	$20.57	2.0%	5.2	$0.67	$0.31
Comparable New Leases (a)	5	9,811	$35.21	$38.04	(7.4)%	9.9	$16.74	$7.09
Non-Comparable Renewal and New Leases	20	107,893	$18.83	N/A	N/A	10.0	$25.18	$8.76
Total	70	286,914	$21.77	$21.53	1.1%	7.2	$10.44	$3.72

Anchor Tenants (leases over 10,000 square feet)
Comparable Renewal Leases (a)	3	84,312	$10.20	$10.20	—%	4.6	$—	$—
Comparable New Leases (a)	—	—	$—	$—	—%	—	$—	$—
Non-Comparable Renewal and New Leases	2	58,577	$9.76	N/A	N/A	11.1	$20.24	$4.24
Total	5	142,889	$10.20	$10.20	—%	7.2	$8.30	$1.74

Non-anchor Tenants (leases under 10,000 square feet)
Comparable Renewal Leases (a)	42	84,898	$31.71	$30.86	2.8%	5.8	$1.33	$0.62
Comparable New Leases (a)	5	9,811	$35.21	$38.04	(7.4)%	9.9	$16.74	$7.09
Non-Comparable Renewal and New Leases	18	49,316	$30.62	N/A	N/A	8.8	$31.05	$14.11
Total	65	144,025	$32.07	$31.60	1.5%	7.1	$12.55	$5.68

(a)
Comparable leases are leases that meet all of the following criteria: terms greater than one year, unit was vacant one year or less prior to occupancy, square footage of unit remains unchanged or within 10% of prior unit square footage, and has a rent structure consistent with the previous tenant.

(b)	Non-comparable leases are not included in totals.

Results of Operations
Comparison of results for the three and six months ended June 30, 2020 and 2019
The following section describes and compares our consolidated results of operations for the three and six months ended June 30, 2020 and 2019. We generate substantially all of our net income from property operations. Since January 1, 2019, we have acquired nine retail properties and disposed of 11 retail properties.
Lease income, net, consists of basic monthly rent, amortization of acquired above and below-market leases, amortization of lease inducements, straight-line rent adjustments, percentage of sales rent, contractual reimbursements for real estate taxes, common area maintenance costs, tax and insurance costs, late charges, termination fee income, and estimated credit losses resulting from changes in the expected collectibility of operating lease receivables.
The following table presents the changes in our income for the three months ended June 30, 2020 and 2019.

	Three months ended June 30,			Composition of Total Decrease, net
	2020	2019	Total Decrease, net	Acquisition Increase	Disposition Decrease	Same Property Decrease
Income
Lease income, net	$40,718	$55,613	$(14,895)	$4,446	$(9,190)	$(10,151)
Other property income	208	821	(613)	9	(268)	(354)
Other fee income	713	860	(147)	—	—	(147)
Total income	$41,639	$57,294	$(15,655)	$4,455	$(9,458)	$(10,652)
Lease income, net, for the three months ended June 30, 2020, decreased by $10.2 million on a same property basis when compared to the same period in 2019, primarily as a result of increased estimated credit losses of $5.2 million, decreased real estate tax recoveries of $1.9 million, increased GAAP rent reductions (such as straight-line rent, above/below-market lease amortization, and amortization of lease incentives) of $2.5 million, and net decreases in all other lease income of $0.6 million. We believe that the increase in estimated credit losses and increase in straight line rent reductions were directly attributable to the impact of the COVID-19 pandemic.
The following table presents the changes in our income for the six months ended June 30, 2020 and 2019.

	Six months ended June 30,			Composition of Total Decrease, net
	2020	2019	Total Decrease, net	Acquisition Increase	Disposition Decrease	Same Property Decrease
Income
Lease income, net	$92,002	$111,112	$(19,110)	$10,634	$(19,381)	$(10,363)
Other property income	399	1,272	(873)	22	(566)	(329)
Other fee income	1,676	1,765	(89)	—	—	(89)
Total income	$94,077	$114,149	$(20,072)	$10,656	$(19,947)	$(10,781)
Lease income, net, for the six months ended June 30, 2020, decreased by $10.4 million, on a same property basis when compared to the same period in 2019, primarily as a result of increased estimated credit losses of $5.5 million, increased GAAP rent reductions (such as straight-line rent, above/below-market lease amortization, and amortization of lease incentives) of $3.6 million, and decreased real estate tax recoveries of $1.6 million, which were partially offset by net increases in all other lease income of $0.3 million. We believe that the increase in estimated credit losses, increase in straight line rent reductions, and increase in other lease income were directly attributable to the impact of the COVID-19 pandemic.

Property operating expenses consist of recurring repair and maintenance, utilities, and insurance (most of which are recoverable from the tenants).
The following table presents the changes in our operating expenses for the three months ended June 30, 2020 and 2019..

	Three months ended June 30,			Composition of Total Decrease, net
	2020	2019	Total Decrease, net	Acquisition Increase	Disposition Decrease	Same Property Decrease
Operating expenses
Depreciation and amortization	$22,405	$24,692	$(2,287)	$3,005	$(3,968)	$(1,324)
Property operating	6,184	7,139	(955)	1,206	(1,768)	(393)
Real estate taxes	7,218	8,958	(1,740)	884	(1,367)	(1,257)
General and administrative	8,387	8,886	(499)	—	—	(499)
Total operating expenses	$44,194	$49,675	$(5,481)	$5,095	$(7,103)	$(3,473)
Depreciation and amortization, for the three months ended June 30, 2020, decreased $1.3 million on a same property basis when compared to the same period in 2019, primarily as a result of decreased in-place lease amortization of $1.0 million and decreased building and site depreciation of $0.3 million.
Real estate taxes, for the three months ended June 30, 2020, decreased $1.3 million on a same property basis when compared to the same period in 2019, primarily as a result of increased real estate tax refunds.
The following table presents the changes in our operating expenses for the six months ended June 30, 2020 and 2019.

	Six months ended June 30,			Composition of Total Decrease, net
	2020	2019	Total Decrease, net	Acquisition Increase	Disposition Decrease	Same Property Decrease
Operating expenses
Depreciation and amortization	$44,527	$47,554	$(3,027)	$6,342	$(7,373)	$(1,996)
Property operating	13,292	15,077	(1,785)	2,313	(3,531)	(567)
Real estate taxes	15,707	18,009	(2,302)	1,969	(3,003)	(1,268)
General and administrative	15,582	17,409	(1,827)	—	—	(1,827)
Total operating expenses	$89,108	$98,049	$(8,941)	$10,624	$(13,907)	$(5,658)
Depreciation and amortization, for the six months ended June 30, 2020, decreased $2.0 million on a same property basis when compared to the same period in 2019, primarily as a result of decreased in-place lease amortization of $2.1 million which was partially offset by increased building and site depreciation of $0.1 million.
Real estate taxes, for the six months ended June 30, 2020, decreased $1.3 million on a same property basis when compared to the same period in 2019, primarily as a result of increased real estate tax refunds.
General and administrative expenses for the six months ended June 30, 2020, decreased $1.8 million, when compared to the same period in 2019, primarily as a result of decreased compensation and long-term incentive plan costs of $0.7 million, decreased marketing and conference costs of $0.5 million, decreased stock administration and valuation costs of $0.4 million, and other net decreases in general and administrative expenses of $0.2 million primarily as a result of the impact of the COVID-19 pandemic.

The following table presents the changes in our other income and expenses.

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Total Increase (Decrease), net	2020	2019	Total Increase (Decrease), net
Other income (expense)
Interest and other income, net	$773	$512	$261	$2,328	$1,051	$1,277
Interest expense, net	(4,924)	(5,627)	703	(9,733)	(11,105)	1,372
Loss on extinguishment of debt	(2,543)	(809)	(1,734)	(2,543)	(809)	(1,734)
Provision for asset impairment	—	—	—	(9,002)	—	(9,002)
(Loss) gain on sale of investment properties, net	(213)	5,662	(5,875)	244	5,662	(5,418)
Equity in (losses) earnings of unconsolidated entities	(149)	(1,079)	930	640	(620)	1,260
Total other expense, net	$(7,056)	$(1,341)	$(5,715)	$(18,066)	$(5,821)	$(12,245)
Interest and other income, net
Interest and other income, net, consists of interest earned on cash and cash equivalents, income tax benefits and expenses, and non-operating income and expenses.
Under the federal legislation enacted on March 27, 2020, known as the CARES Act, certain limitations on the deductibility of net operating losses ("NOLs") enacted under prior federal tax legislation have been temporarily rolled back. In particular, the CARES Act permits businesses to carryback NOLs generated in taxable years beginning after December 31, 2017 and before January 1, 2021 to the previous five years and temporarily suspends, until taxable years beginning after December 31, 2020, the annual limit of the 80% on the amount of taxable income that NOLs generated in taxable years beginning after December 31, 2017 may offset. As a result of the anticipated NOL carryback claims for our taxable REIT subsidiaries, total additional tax benefits of $1.2 million have been recognized as part of interest and other income, net, on the condensed consolidated statements of operations and comprehensive loss during the six months ended June 30, 2020.
Interest expense, net
Interest expense, net, consists of interest incurred on mortgages payable and our corporate credit facilities, interest incurred on other financing instruments, and amortization of loan fees.
Interest expense, net, for the three months ended June 30, 2020 decreased $0.7 million when compared to the same period in 2019 primarily as a result of extinguishing total mortgages payable of $103.4 million across five retail properties since April 1, 2019. Interest expense, net, on corporate credit facilities remained consistent when comparing each period due to the offset of higher principal balances with lower 1-month LIBOR interest rates.
Interest expense, net, for the six months ended June 30, 2020 decreased $1.4 million when compared to the same period in 2019, primarily as a result of repaying total mortgages payable of $103.4 million across five retail properties since April 1, 2019 and was offset by an increase of $0.3 million from corporate credit facilities.
Loss on extinguishment of debt
During the three and six months ended June 30, 2020, we recognized a loss of $2.5 million on the extinguishment of total mortgages payable of $26.3 million on two retail properties, primarily related to prepayment penalties.
During the three and six months ended June 30, 2019, we recognized a loss of $0.8 million on the extinguishment of a $12.5 million mortgage payable on one retail property.
Provision for asset impairment
During the six months ended June 30, 2020, we identified one retail property that had a reduction in its expected hold period. We recorded a provision for asset impairment of $9.0 million as a result of the executed sales contract price being lower than the property's carrying value. This property was sold on May 1, 2020.
(Loss) gain on sale of investment properties, net
During the three months ended June 30, 2020, we recognized a loss of $0.2 million on the sale of one retail property. During the six months ended June 30, 2020, we recognized a gain of $0.2 million on the sale of one retail property and the completion of partial condemnations at two retail properties.

During the three and six months ended June 30, 2019, we recognized a gain of $5.7 million on the sale of two retail properties.
Equity in (losses) earnings of unconsolidated entities
Equity in earnings of unconsolidated entities for the three and six months ended June 30, 2020, increased $0.9 million and $1.3 million, respectively, when compared to the same periods in 2019, primarily as a result of lower net loss and our share of higher net income of IAGM.
IAGM's decrease in net loss and increase in net income was primarily a result of prepaying a $14.9 million mortgage payable on January 22, 2020, lowered interest rates on certain variable rate debt, and a provision of asset impairment of $1.4 million recorded in 2019.
Net loss from discontinued operations
During the three and six months ended June 30, 2019, we recognized $12.0 million and $25.5 million, respectively, relating to indemnity claims from the sale of our student housing business, which was sold in June 2016. On June 14, 2019, a final settlement for the claims was reached in the amount of $30.0 million, which we paid on June 24, 2019.
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
Comparison of same-property results for the three and six months ended June 30, 2020 and 2019
A total of 48 wholly-owned retail properties met our same-property criteria for the three months ended June 30, 2020 and 2019. A total of 46 wholly-owned retail properties met our same-property criteria for the six months ended June 30, 2020 and 2019. Modified NOI from other investment properties in the table below for the three and six months ended June 30, 2020 and 2019 includes retail properties that did not meet our same-property criteria. The following table represents the reconciliation of net income, the most directly comparable GAAP measure, to Modified NOI and same-property modified NOI for the three months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net loss	$(9,611)	$(5,722)	$(13,097)	$(15,221)
Adjustments to reconcile to non-GAAP metrics:
Net loss from discontinued operations	—	12,000	—	25,500
Equity in losses (earnings) of unconsolidated entities	149	1,079	(640)	620
Interest expense, net	4,924	5,627	9,733	11,105
Loss on extinguishment of debt	2,543	809	2,543	809
Loss (gain) on sale of investment properties, net	213	(5,662)	(244)	(5,662)
Interest and other income, net	(773)	(512)	(2,328)	(1,051)
Provision for asset impairment	—	—	9,002	—
Depreciation and amortization	22,405	24,692	44,527	47,554
General and administrative	8,387	8,886	15,582	17,409
Other fee income	(713)	(860)	(1,676)	(1,765)
Adjustments to modified NOI (a)	730	(2,722)	(1,278)	(5,532)
Modified NOI	28,254	37,615	62,124	73,766
Modified NOI from other investment properties	(2,819)	(6,574)	(7,986)	(15,316)
Same-property modified NOI	$25,435	$31,041	$54,138	$58,450

(a)
Adjustments to modified NOI include termination fee income and expense and GAAP rent adjustments (such as straight-line rent, above/below-market lease amortization, and amortization of lease incentives).

Comparison of the components of same-property modified NOI for the three and six months ended June 30, 2020 and 2019.

	Three months ended June 30,				Six months ended June 30,
	2020	2019	Change	Var.	2020	2019	Change	Var.
Lease income, net	$36,596	$43,671	$(7,075)	(16.2)%	$77,903	$84,079	$(6,176)	(7.3)%
Other property income	196	550	(354)	(64.4)%	353	685	(332)	(48.5)%
	36,792	44,221	(7,429)	(16.8)%	78,256	84,764	(6,508)	(7.7)%
Property operating expenses	5,063	5,628	(565)	(10.0)%	10,850	11,778	(928)	(7.9)%
Real estate taxes	6,294	7,552	(1,258)	(16.7)%	13,268	14,536	(1,268)	(8.7)%
	11,357	13,180	(1,823)	(13.8)%	24,118	26,314	(2,196)	(8.3)%
Same-property Modified NOI	$25,435	$31,041	$(5,606)	(18.1)%	$54,138	$58,450	$(4,312)	(7.4)%
Same-property Modified NOI decreased by $5.6 million, or 18.1%, when comparing the three months ended June 30, 2020 to the same period in 2019, and was primarily a result of:

•	an increase in estimated credit losses of $5.2 million,

•	a decrease in real estate tax recoveries of $1.8 million,

•	a decrease in recovery income of $0.3 million,

•	a decrease in other income, net of other expenses, of $0.2 million, and was offset by

•	a decrease in real estate taxes of $1.3 million,

•	a decrease in property operating expenses of $0.6 million.

Same-property Modified NOI decreased by $4.3 million, or 7.4%, when comparing the six months ended June 30, 2020 to the same period in 2019, and was primarily a result of:

•	an increase in estimated credit losses of $5.4 million,

•	a decrease in real estate tax recoveries of $1.6 million,

•	a decrease in recovery income of $0.3 million, and was offset by

•	a decrease in real estate taxes of $1.3 million,

•	a decrease in property operating expenses of $0.9 million, and

•	an increase in other income, net of other expenses, of $0.8 million.
These fluctuations in Same-property Modified NOI were, in our judgment, attributable to the impact of the COVID-19 pandemic, primarily those related to estimated credit losses.

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
Prior to January 1, 2020, we reported a non-GAAP supplemental measure of operating performance, Modified Funds From Operations ("MFFO"). We discontinued the use of MFFO in favor of AFFO as we believe that it is a more meaningful supplemental non-GAAP financial measure of our operating performance than MFFO.

FFO Applicable to Common Shares and Dilutive Securities and AFFO Applicable to Common Shares and Dilutive Securities is calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net loss	$(9,611)	$(5,722)	$(13,097)	$(15,221)
Depreciation and amortization related to investment properties	22,015	23,834	43,561	45,888
Provision for asset impairment	—	—	9,002	—
Loss (gain) on sale of investment properties, net	213	(5,662)	(244)	(5,662)
Provision for indemnification claims (a)	—	12,000	—	25,500
Our share of IAGM's depreciation and amortization related to investment properties	2,372	3,119	4,760	6,021
Our share of IAGM's provision for asset impairment	—	793	—	793
Our share of IAGM's gain on sale of investment properties, net	—	307	—	307
FFO Applicable to Common Shares and Dilutive Securities	$14,989	$28,669	$43,982	$57,626
Loss on extinguishment of debt	2,543	809	2,543	809
Amortization of debt premiums, discounts and financing costs, net	459	427	926	844
Amortization of above and below-market leases and lease inducements, net	(1,307)	(1,326)	(2,848)	(2,917)
Depreciation and amortization related to corporate assets	390	858	966	1,666
Straight-line rent adjustment, net	1,746	(661)	1,368	(1,787)
Non-operating income and expense, net (b)	(640)	(173)	(565)	(142)
Our share of IAGM's loss on extinguishment of debt	—	—	5	—
Our share of IAGM's amortization of financing costs	75	76	150	153
Our share of IAGM's amortization of above and below-market leases and lease inducements, net	372	43	433	85
Our share of IAGM's straight-line rent adjustment, net	354	33	366	(4)
Our share of IAGM's non-operating income and expense, net (b)	(42)	85	2	(18)
AFFO Applicable to Common Shares and Dilutive Securities	$18,939	$28,840	$47,328	$56,315

Weighted average number of common shares outstanding - basic	720,849,620	728,654,374	720,837,742	728,606,945
Effect of unvested restricted shares (c)	—	633,289	—	16,392
Weighted average number of common shares outstanding - diluted	720,849,620	729,287,663	720,837,742	728,623,337

Net loss per common share, diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Per share adjustments for FFO Applicable to Common Shares and Dilutive Securities	0.03	0.05	0.08	0.10
FFO Applicable to Common Shares and Dilutive Securities per share, diluted	$0.02	$0.04	$0.06	$0.08
Per share adjustments for AFFO Applicable to Common Shares and Dilutive Securities	0.01	—	0.01	—
AFFO Applicable to Common Shares and Dilutive Securities per share, diluted	$0.03	$0.04	$0.07	$0.08

(a)
The provision for indemnification claims of $12.0 million and $25.5 million recognized during the three and six months ended June 30, 2019, respectively, was an adjustment to the gain on disposition of our discontinued operation (student housing business). We exclude disposition gains and losses from FFO.

(b)
Non-operating income and expense, net, includes other non-operating revenue and expense items which are not pertinent to measuring on-going operating performance, such as termination fee expense, miscellaneous income, and settlement income.

(c)
For purposes of calculating non-GAAP per share metrics, the same denominator is used as that which would be used in calculating earnings per share under GAAP. For the three and six months ended June 30, 2020, the effects of unvested restricted shares have been excluded from the denominator in the diluted net loss per share calculations under GAAP as they were antidilutive.

Liquidity and Capital Resources
Development, Re-development, Capital Expenditures and Leasing Activities
The following table summarizes capital resources used through development and re-development, capital expenditures, and leasing activities at our retail properties owned during the six months ended June 30, 2020. These costs are classified as cash used in capital expenditures and tenant improvements on the condensed consolidated statement of cash flows for the six months ended June 30, 2020.

	Development and Re-development		Capital Expenditures	Leasing		Total
Direct costs	$1,039	(a)	$2,026	$3,935	(c)	$7,000
Indirect costs	488	(b)	916	—		1,404
Total	$1,527		$2,942	$3,935		$8,404

(a)	Direct development and re-development costs relate to construction of buildings at our retail properties.

(b)	Indirect development and re-development costs relate to capitalized interest, real estate taxes, insurance, and payroll attributed to improvements at our retail properties.

(c)	Direct leasing costs relate to improvements to a tenant space that are either paid directly by or reimbursed to the tenants.
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
Distributions
During the six months ended June 30, 2020, we declared distributions to our stockholders totaling $27.3 million and paid cash distributions of $26.9 million. As we execute on our retail strategy and evaluate the impact of the COVID-19 pandemic on our business, results of operations and cash flows, the Board will continue to evaluate our distribution on a periodic basis. See "Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Current Strategy and Outlook" for more information regarding our retail strategy.
Suspension of SRP and DRP
As disclosed in our Annual Report, on November 1, 2019, we adopted the SRP, authorizing redemption of the Company's shares of common stock, subject to certain conditions and limitations, to provide limited liquidity to qualifying stockholders. During the six months ended June 30, 2020, 2,136,119 shares were repurchased in connection with the SRP. The price per share for all shares repurchased was $2.355.
As disclosed in our Annual Report, on November 1, 2019, we began offering shares of our common stock to our existing stockholders pursuant to the DRP. During the three and six months ended June 30, 2020, we sold a total of 57,791 and 79,040 shares, respectively, in connection with the DRP.
On June 11, 2020, we announced that our Board voted to suspend the SRP and the DRP until further notice. Pursuant to the terms of the SRP and DRP, the suspensions went into effect on July 11, 2020. Beginning with the distributions previously authorized by the Board for the month of June 2020, which were paid in July 2020, any stockholder receiving their quarterly distribution through the DRP received a check or distribution statement showing their quarterly distribution.
Summary of Cash Flows

	Six months ended June 30,		Change
	2020	2019
Cash provided by operating activities	$40,333	$52,957	$(12,624)
Cash used in investing activities	(37,426)	(124,030)	86,604
Cash provided by (used in) financing activities	47,126	(41,071)	88,197
Increase (decrease) in cash, cash equivalents, and restricted cash	50,033	(112,144)	162,177
Cash, cash equivalents, and restricted cash at beginning of period	260,748	264,853	(4,105)
Cash, cash equivalents, and restricted cash at end of period	$310,781	$152,709	$158,072
Cash provided by operating activities of $40.3 million and $53.0 million for the six months ended June 30, 2020 and 2019, respectively, was generated primarily from income from property operations and operating distributions from unconsolidated entities. Cash provided by operating activities decreased $12.6 million when comparing the six months ended June 30, 2020, to the same period in 2019 primarily as a result of reduced lease income partially offset by reduced operating expenses, both principally due to the impact of the COVID-19 pandemic and the disposition of 11 retail properties since January 1, 2019, which was partially offset by the acquisition of nine retail properties since January 1, 2019.
Cash used in investing activities of $37.4 million for the six months ended June 30, 2020, was primarily the result of:

•	$32.4 million for acquisitions of investment properties,

•	$6.9 million for capital expenditures and tenant improvements,

•	$1.5 million for investment in development projects,

•	$1.0 million for lease commissions and other leasing costs,

•	$1.3 million for cash outflows from other investing activities, partially offset by cash provided of

•	$5.7 million from net proceeds received from the sale of investment properties.

Cash used in investing activities of $124.0 million for the six months ended June 30, 2019, was primarily the result of:

•	$140.5 million for acquisitions of investment properties,

•	$10.0 million for capital expenditures and tenant improvements,

•	$3.7 million for investment in development projects,

•	$1.6 million for lease commissions and other leasing costs,

•	$30.0 million to settle the UHC claims as described in "Note 11. Commitments and Contingencies" of the condensed consolidated financial statements, partially offset by cash provided of

•	$31.8 million from net proceeds received from the sale of investment properties, and

•	$30.0 million received from the sale of an unconsolidated entity.
Cash provided by financing activities of $47.1 million for the six months ended June 30, 2020, was primarily the result of:

•	$150.0 million of proceeds received from our unsecured revolving credit agreement, partially offset by cash used in

•	$67.3 million for pay-offs of debt,

•	$26.9 million to pay distributions,

•	$5.2 million for the common shares repurchased through share repurchase program,

•	$2.5 million for debt prepayment penalties, and

•	$1.0 million for principal payments of mortgage debt, payment of finance lease liabilities, and payment of loan fees and other deposits.
Cash used in financing activities of $41.1 million for the six months ended June 30, 2019, was primarily the result of:

•	$26.4 million to pay distributions,

•	$12.5 million for pay-offs of debt,

•	$0.8 million for debt prepayment penalties,

•	$0.9 million for principal payments of mortgage debt, and,

•	$0.5 million for payment of finance lease liabilities, and payment of loan fees and other deposits.
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

Contractual Obligations
We have obligations related to our mortgage loans, term loan, and revolving credit facility as described in "Note 7. Debt" in the condensed consolidated financial statements. The unconsolidated entity in which we have an investment has third-party mortgage debt of $244.0 million as of June 30, 2020, as described in "Note 6. Investment in Unconsolidated Entities" in the condensed consolidated financial statements. It is anticipated that our unconsolidated entity will be able to repay or refinance all of its debt on a timely basis.
The following table presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations and lease agreements. It excludes third-party debt associated with our unconsolidated entity and debt discounts that are not future cash obligations as of June 30, 2020.

	Payments due by year ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt:
Fixed rate debt, principal (a)	$—	$—	$23,042	$240,519	$115,700	$28,630	$407,891
Variable-rate debt, principal	—	—	150,000	50,000	50,000	—	250,000
Interest	7,974	15,664	14,954	11,318	3,055	744	53,709
Total long-term debt	7,974	15,664	187,996	301,837	168,755	29,374	711,600
Operating lease obligations (b)	310	547	522	536	550	53	2,518
Finance lease obligations (c)	225	408	279	21	—	—	933
Grand total	$8,509	$16,619	$188,797	$302,394	$169,305	$29,427	$715,051

(a)	Includes $300.0 million of variable-rate unsecured term loans that have been swapped to a fixed rate.

(b)	Includes leases on corporate office spaces.

(c)	Includes contracts for property improvements that have been deemed to contain finance leases.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions.
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of June 30, 2020, our debt included outstanding variable-rate term loans of $400.0 million, of which $300.0 million has been swapped to a fixed rate, and a variable-rate draw on our revolving credit facility of $150.0 million. If market rates of interest on all variable-rate debt as of June 30, 2020 permanently increased and decreased by 1%, the annual increase and decrease in interest expense on the variable-rate debt and future earnings and cash flows would be approximately $2.5 million.
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
The following table summarizes our four effective interest rate swaps as of June 30, 2020:

Interest Rate Swap	Effective Date	Termination Date	Bank Pays Variable Rate of	InvenTrust Pays Fixed Rate of	Notional Amount	Fair Value as of
						June 30, 2020	December 31, 2019
5 year, fixed portion	Dec 2, 2019	Dec 21, 2023	1-Month LIBOR	1.4795%	$100,000	$(4,603)	$341
5 year, fixed portion	Dec 2, 2019	Dec 21, 2023	1-Month LIBOR	1.4795%	100,000	(4,603)	199
5.5 year, fixed portion	Dec 2, 2019	June 21, 2024	1-Month LIBOR	1.4915%	50,000	(2,609)	342
5.5 year, fixed portion	Dec 2, 2019	June 21, 2024	1-Month LIBOR	1.4990%	50,000	(2,623)	175
Total fixed of unsecured term loan					$300,000	$(14,438)	$1,057
The gains or losses resulting from marking-to-market our derivatives each reporting period are recognized as an increase or decrease in comprehensive income on our condensed consolidated statements of operations and comprehensive loss.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act, our management, including our Principal Executive Officer and our Principal Financial Officer, evaluated as of June 30, 2020, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2020, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Principal Executive Officer and our Principal Financial Officer as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
The COVID-19 pandemic, and the future outbreak of other highly infectious or contagious diseases, is expected to continue to materially and adversely impact and disrupt our business, financial condition, results of operations and cash flows.
The COVID-19 pandemic has impacted our business and financial performance, and we expect this impact to continue. The states in which our retail properties are located are in varying stages of restrictions and re-opening in response to the COVID-19 pandemic. Certain jurisdictions had begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases. As of the filing of this report, cases of COVID-19 continue to increase in a number of our core markets located in California, Florida, Georgia, and Texas, prompting additional government mandated business closures. We are unable to predict whether cases of COVID-19 in these markets or other areas in which we operate will decrease, increase, or remain the same, and whether local governments will mandate closures of our tenants' businesses or implement other restrictive measures on their operations. Many of our tenants have already been adversely affected by the COVID-19 pandemic and actions taken to contain or prevent its spread. A substantial number of tenants have temporarily closed their businesses, shortened their operating hours or are offering reduced services. As a result, the Company has observed a substantial increase in the number of tenants that have made late or partial rent payments, requested a deferral of rent payments, or defaulted on rent payments, and it is likely that more of our tenants will be similarly impacted in the future. Additionally, certain tenants have declared bankruptcy as a result of the effects of the pandemic.
The global spread and unprecedented impact of COVID-19 has created significant volatility, uncertainty and economic disruption. The extent to which the COVID-19 pandemic continues to impact our business, operations, and financial results is highly uncertain and will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration, scope, severity and any resurgences of the pandemic; the impact on worldwide macroeconomic conditions, including interest rates, employment rate, and consumer confidence; governmental, business, and individuals' actions that have been, and continue to be, taken in response to the pandemic (which could include limitations on our and our tenants' operations); the effect on consumer confidence and spending; the effects of temporary or permanent closures of our tenant's businesses, tenant bankruptcies, and early terminations by our tenants of their leases; the ability of our tenants to pay rent; the impact of travel restrictions and people working from home; the health of, and the effect on, our workforce; and the potential effects on our internal controls, including those over financial reporting, as a result of changes in working environments for our employees and business partners.
The COVID-19 pandemic, including any resurgences, or a future pandemic, could also have material and adverse effects on our financial condition, results of operations, cash flows and share value due to, among other factors:

•	continuing or additional closures of, or other operational issues at, our properties resulting from government or tenant action;

•	reduced economic activity impacting our tenants' ability to meet their rental and other obligations to us in full or at all;

•	the ability of our tenants who have been granted rent deferrals to timely pay deferred rent;

•	any inability to renew leases or lease vacant space on favorable terms, or at all;

•	a potentially prolonged recession and high unemployment negatively impacting consumer discretionary spending;

•	continued changes in consumer behavior in favor of e-commerce;

•	tenant bankruptcies;

•	liquidity issues resulting from reduced cash flows from operations;

•	negative impacts to the credit and/or capital markets making it difficult to access capital on favorable terms or at all;

•	impairment in value of our tangible or intangible assets;

•	a general decline in business activity and demand for real estate transactions adversely affecting our ability to grow our portfolio of properties and service our indebtedness;

•	supply chain disruptions adversely affecting our tenants' operations; and

•	impacts on the health of our personnel and a disruption in the continuity of our business.
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

10.1*	Form of Director Restricted Stock Unit Agreement for Annual Awards
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2020, filed with the SEC on August 7, 2020, is formatted in Extensible Business Reporting Language ("XBRL"): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).

* Filed as part of this Quarterly Report on Form 10-Q

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InvenTrust Properties Corp.

Date:	August 7, 2020
By:	/s/ Thomas P. McGuinness

Name:	Thomas P. McGuinness
Title:	President and Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2020
By:	/s/ Daniel J. Busch

Name:	Daniel J. Busch
Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)