Form 10-Q
period 2020-09-30
InvenTrust Properties Corp.
filed 2020-11-06
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
Securities registered pursuant to Section 12(g) of the Act: Common Stock
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of November 1, 2020, there were 718,934,723 shares of the registrant's common stock outstanding.

INVENTRUST PROPERTIES CORP.

Quarterly Report on Form 10-Q
For the quarterly period ended September 30, 2020
Table of Contents

	Part I - Financial Information	Page
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019 (unaudited)	2
	Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2020 and 2019 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	41
	Part II - Other Information
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	43

	Signatures	44

-i-

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	As of
	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Investment properties
Land	$576,356	$572,353
Building and other improvements	1,634,969	1,628,486
Construction in progress	3,561	4,052
Total	2,214,886	2,204,891
Less accumulated depreciation	(279,663)	(246,702)
Net investment properties	1,935,223	1,958,189
Cash and cash equivalents	325,989	255,069
Restricted cash	1,256	5,679
Investment in unconsolidated entities	116,706	118,861
Intangible assets, net	99,120	116,360
Accounts and rents receivable, net	28,623	30,194
Deferred costs and other assets, net	21,698	22,836
Total assets	$2,528,615	$2,507,188

Liabilities
Debt, net	$655,213	$572,850
Accounts payable and accrued expenses	36,620	29,804
Distributions payable	13,642	13,252
Intangible liabilities, net	36,865	42,642
Other liabilities	36,847	29,039
Total liabilities	779,187	687,587
Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 1,460,000,000 shares authorized, 718,934,723 shares issued and outstanding as of September 30, 2020 and 720,807,884 shares issued and outstanding as of December 31, 2019.	719	721
Additional paid-in capital	5,565,773	5,568,707
Distributions in excess of accumulated net income	(3,803,266)	(3,750,884)
Accumulated comprehensive (loss) income	(13,798)	1,057
Total stockholders' equity	1,749,428	1,819,601
Total liabilities and stockholders' equity	$2,528,615	$2,507,188
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Income
Lease income, net	$51,489	$56,596	$143,491	$167,708
Other property income	177	333	576	1,605
Other fee income	879	1,068	2,555	2,833
Total income	52,545	57,997	146,622	172,146

Operating expenses
Depreciation and amortization	22,170	24,253	66,697	71,807
Property operating	6,677	8,288	19,969	23,365
Real estate taxes	8,940	9,000	24,647	27,009
General and administrative	10,106	8,379	25,688	25,788
Total operating expenses	47,893	49,920	137,001	147,969

Other (expense) income
Interest and other income, net	244	24	2,572	1,075
Interest expense, net	(4,594)	(6,077)	(14,327)	(17,182)
Loss on extinguishment of debt	—	(2,092)	(2,543)	(2,901)
Provision for asset impairment	—	(2,359)	(9,002)	(2,359)
Gain on sale of investment properties, net	424	26,781	668	32,443
Equity in earnings (losses) of unconsolidated entities	951	572	1,591	(48)
Total other (expense) income, net	(2,975)	16,849	(21,041)	11,028

Net income (loss) from continuing operations	1,677	24,926	(11,420)	35,205
Net loss from discontinued operations	—	—	—	(25,500)
Net income (loss)	$1,677	$24,926	$(11,420)	$9,705

Weighted-average number of common shares outstanding, basic	718,934,723	728,722,763	720,198,772	728,645,975
Weighted-average number of common shares outstanding, diluted	719,568,339	729,456,722	720,198,772	729,221,226

Net income (loss) per common share, from continuing operations, basic and diluted	$—	$0.03	$(0.02)	$0.05
Net loss per common share, from discontinued operations, basic and diluted	—	—	—	(0.03)
Net income (loss) per common share, basic and diluted	$—	$0.03	$(0.02)	$0.02

Distributions declared per common share outstanding	$0.02	$0.02	$0.06	$0.06
Distributions paid per common share outstanding	$0.02	$0.02	$0.06	$0.05
Comprehensive income (loss)
Net income (loss)	$1,677	$24,926	$(11,420)	$9,705
Unrealized loss on derivatives	(25)	(1,587)	(16,498)	(1,903)
Reclassification to net income (loss)	1,043	(343)	1,643	(1,202)
Comprehensive income (loss)	$2,695	$22,996	$(26,275)	$6,600
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Equity
(Unaudited)

(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income	Total

Beginning balance, January 1, 2019	728,558,989	$729	$5,585,758	$(3,735,810)	$1,637	$1,852,314
Net loss	—	—	—	(9,499)	—	(9,499)
Unrealized loss on derivatives	—	—	—	—	(112)	(112)
Reclassification to interest expense, net	—	—	—	—	(432)	(432)
Distributions declared	—	—	—	(13,405)	—	(13,405)
Stock-based compensation, net	—	—	397	—	—	397
Ending balance, March 31, 2019	728,558,989	729	5,586,155	(3,758,714)	1,093	1,829,263
Net loss	—	—	—	(5,722)	—	(5,722)
Unrealized loss on derivatives	—	—	—	—	(204)	(204)
Reclassification to interest expense, net	—	—	—	—	(427)	(427)
Distributions declared	—	—	—	(13,408)	—	(13,408)
Stock-based compensation, net	163,774	—	1,195	—	—	1,195
Ending balance, June 30, 2019	728,722,763	$729	$5,587,350	$(3,777,844)	$462	$1,810,697
Net income	—	—	—	24,926	—	24,926
Unrealized loss on derivatives	—	—	—	—	(1,587)	(1,587)
Reclassification to interest expense, net	—	—	—	—	(343)	(343)
Distributions declared	—	—	—	(13,408)	—	(13,408)
Stock-based compensation, net	—	—	658	—	—	658
Ending balance, September 30, 2019	728,722,763	$729	$5,588,008	$(3,766,326)	$(1,468)	$1,820,943

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Equity
(Unaudited)

(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income (Loss)	Total

Beginning balance, January 1, 2020	720,807,884	$721	$5,568,707	$(3,750,884)	$1,057	$1,819,601
Net loss	—	—	—	(3,486)	—	(3,486)
Unrealized loss on derivatives	—	—	—	—	(14,141)	(14,141)
Reclassification to interest expense, net	—	—	—	—	(145)	(145)
Distributions declared	—	—	—	(13,678)	—	(13,678)
Stock-based compensation, net	—	—	201	—	—	201
Common stock issuance costs in excess of proceeds from distribution reinvestment plan	21,249	—	(229)	—	—	(229)
Ending balance, March 31, 2020	720,829,133	721	5,568,679	(3,768,048)	(13,229)	1,788,123
Net loss	—	—	—	(9,611)	—	(9,611)
Unrealized loss on derivatives	—	—	—	—	(2,332)	(2,332)
Reclassification to interest expense, net	—	—	—	—	742	742
Reclassification to equity in (losses) earnings of unconsolidated entities	—	—	—	—	3	3
Distributions declared	—	—	—	(13,642)	—	(13,642)
Stock-based compensation, net	183,918	—	1,314	—	—	1,314
Repurchase of common stock under share repurchase plan	(2,136,119)	(2)	(5,199)	—	—	(5,201)
Proceeds from distribution reinvestment plan, net	57,791	—	136	—	—	136
Ending balance, June 30, 2020	718,934,723	$719	$5,564,930	$(3,791,301)	$(14,816)	$1,759,532
Net income	—	—	—	1,677	—	1,677
Unrealized loss on derivatives	—	—	—	—	(25)	(25)
Reclassification to interest expense, net	—	—	—	—	1,016	1,016
Reclassification to equity in (losses) earnings of unconsolidated entities	—	—	—	—	27	27
Distributions declared	—	—	—	(13,642)	—	(13,642)
Stock-based compensation, net	—	—	843	—	—	843
Ending balance, September 30, 2020	718,934,723	$719	$5,565,773	$(3,803,266)	$(13,798)	$1,749,428
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net (income) loss	$(11,420)	$9,705
Adjustments to reconcile net (income) loss to net cash provided by operating activities:
Depreciation and amortization	66,697	71,807
Amortization of above and below-market leases and lease inducements, net	(5,763)	(4,546)
Amortization of debt premiums, discounts and financing costs, net	1,388	1,279
Straight-line rent adjustment, net	1,039	(2,823)
Provision for estimated credit losses	7,791	869
Provision for asset impairment	9,002	2,359
Gain on sale of investment properties, net	(668)	(32,443)
Loss on extinguishment of debt	2,543	2,901
Equity in (earnings) losses of unconsolidated entities	(1,591)	48
Distributions from unconsolidated entities	3,399	6,034
Stock-based compensation, net	3,546	3,454
Provision for indemnification claims	—	25,500
Changes in operating assets and liabilities:
Accounts and rents receivable	(6,994)	(1,555)
Deferred costs and other assets	(1,116)	(2,175)
Accounts payable and accrued expenses	5,109	5,636
Other liabilities	(3,056)	139
Net cash provided by operating activities	69,906	86,189
Cash flows from investing activities:
Purchase of investment properties	(30,309)	(329,493)
Acquired in-place and market lease intangibles, net	(2,068)	(29,602)
Capital expenditures and tenant improvements	(8,644)	(14,861)
Investment in development and re-development projects	(1,817)	(5,658)
Proceeds from sale of investment properties, net	5,791	183,588
Indemnification payment related to the sale of investment properties	—	(30,000)
Proceeds from the sale of unconsolidated entity	—	30,000
Lease commissions and other leasing costs	(436)	(3,864)
Other assets	2,738	477
Other liabilities	(1,743)	(239)
Net cash used in investing activities	(36,488)	(199,652)
Cash flows from financing activities:
Common shares repurchased through share repurchase program	(5,201)	—
Proceeds from distribution reinvestment plan	185	—
Distributions to shareholders	(40,572)	(39,842)
Proceeds from debt	150,000	118,000
Payoffs of debt	(67,349)	(106,041)
Debt prepayment penalties	(2,504)	(2,692)
Principal payments of mortgage debt	(1,122)	(1,382)
Payment of finance lease liabilities	(283)	(343)
Payment of loan fees and deposits	(75)	(273)
Net cash provided by (used in) financing activities	33,079	(32,573)
Net increase (decrease) in cash, cash equivalents, and restricted cash	66,497	(146,036)
Cash, cash equivalents, and restricted cash at the beginning of the period	260,748	264,853
Cash, cash equivalents, and restricted cash at the end of the period	$327,245	$118,817

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)

	Nine months ended September 30,
	2020	2019
Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$325,989	$113,785
Restricted cash	1,256	5,032
Cash, cash equivalents, and restricted cash at the end of the period	$327,245	$118,817

Supplemental disclosure and schedules:
Cash flow disclosure, including non-cash activities:
Cash paid for interest, net of capitalized interest of $5 and $89, respectively	$13,290	$16,089
Cash paid for income taxes, net	$913	$504
Distributions payable to shareholders	$13,642	$13,408
Accrued capital expenditures and tenant improvements	$2,239	$732
Accrued investment in re-development projects	$28	$300
Accrued lease commissions and other leasing costs	$203	$232
Capitalized costs placed in service	$6,369	$7,950
Reclassification of registration statement costs incurred to equity issuance costs	$278	$—

Purchase of investment properties:
Net investment properties	$30,515	$332,449
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	3,770	37,103
Accounts payable and accrued expenses, lease intangibles, and other liabilities	(1,908)	(10,457)
Cash outflow for purchase of investment properties, net	32,377	359,095
Capitalized acquisition costs	(63)	(2,334)
Credits and other changes in cash outflow, net	890	9,003
Gross acquisition price of investment properties	$33,204	$365,764

Sale of investment properties:
Net investment properties	$5,618	$153,081
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	(148)	5,683
Accounts payable and accrued expenses, lease intangibles, and other liabilities	(347)	(5,527)
Gain on sale of investment properties, net	668	32,443
Loss on extinguishment of debt	—	(2,092)
Proceeds from sale of investment properties, net	5,791	183,588
Credits and other changes in cash inflow, net	810	6,612
Gross disposition price of investment properties	$6,601	$190,200
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
The Company determined it has a single reportable segment, multi-tenant retail, for disclosure purposes in accordance with GAAP. The following table summarizes the Company's multi-tenant retail portfolio as of September 30, 2020 and 2019:

	Wholly-Owned Retail Properties		Unconsolidated Retail Properties
	2020	2019	2020	2019
No. of properties	55	57	10	11
Gross Leasable Area	8,329,408	9,259,678	2,470,193	2,572,892

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
Under the federal legislation enacted on March 27, 2020, known as the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), certain limitations on the deductibility of net operating losses ("NOLs") enacted under prior federal tax legislation have been temporarily rolled back. In particular, the CARES Act permits businesses to carryback NOLs generated in taxable years beginning after December 31, 2017 and before January 1, 2021 to the previous five years and temporarily suspends, until taxable years beginning after December 31, 2020, the annual limit of 80% on the amount of taxable income that NOLs generated in taxable years beginning after December 31, 2017 may offset. As a result of the anticipated NOL carryback claims for the Company's taxable REIT subsidiaries, total additional tax benefits of $1,172 have been recognized as part of interest and other income, net, on the condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2020.

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

3. Revenue Recognition
Operating Leases
The majority of revenue recognized from the Company's retail properties is comprised of fixed and variable consideration received from tenants under long-term operating leases with varying terms. Fixed consideration generally consists of minimum lease payments for the rental of retail space while the variable consideration generally consists of reimbursements of the tenant's pro rata share of certain operating expenses incurred by the Company, including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees and certain capital repairs. Certain other tenants are subject to net leases whereby the tenant is responsible for fixed minimum lease payments to the Company, as well as directly paying all costs and expenses associated with occupancy to third party service providers. Such direct payments to third parties are not recorded as revenue and expense by the Company.
Remaining lease terms range from less than one year to forty years. Minimum lease payments to be received under long-term operating leases and short-term specialty leases, excluding additional percentage rent based on tenants' sales volume and tenant reimbursements of certain operating expenses, and assuming no exercise of renewal options or early termination rights, are as follows:

Minimum lease payments, by year	As of September 30, 2020
2020	$37,210
2021	139,034
2022	120,728
2023	106,415
2024	90,402
Thereafter	314,186
Total	$807,975
COVID-19 Election
In response to receiving numerous rent relief requests, the Company has adopted the COVID-19 election, under which lease amendments providing tenants with COVID-19 related rent relief are not treated as lease modifications unless:
•the total payments required by the amended lease are not substantially the same as or less than the total payments required by the original lease; or
•the amended lease results in an increase to the lease term.
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
The Company reviews the collectibility of amounts due from its tenants on a regular basis; such reviews consider the tenant's financial condition and payment history and other economic conditions impacting the tenant. Changes in collectibility occur when the Company no longer believes it is probable that substantially all the lease payments will be collected over the term of the lease. If collection is not probable, regardless of whether the Company has entered into an amendment to provide the tenant with COVID-19 related rent relief, the lease payments will be accounted for on a cash basis, and revenue will be recorded as cash is received. If reassessed, and the collection of substantially all of the lease payments from the tenant becomes probable, the accrual basis of revenue recognition is reestablished. The provision for estimated credit losses resulting from changes in the expected collectibility of lease payments, including variable payments, is recognized as a direct adjustment to lease income on the condensed consolidated statements of operations and comprehensive income (loss), and a direct write-off of the operating lease receivables, including straight-line rent receivable, on the condensed consolidated balance sheets.

The following table reflects the disaggregation of lease income, net:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Minimum lease payments	$36,115	$40,713	$108,177	$119,101
Tax and insurance recoveries	8,279	8,520	22,793	25,495
Common area maintenance and other recoveries	5,420	5,627	15,222	16,752
Amortization of above and below-market leases and lease inducements, net	2,915	1,628	5,763	4,546
Short-term, termination fee and other lease income	722	505	2,306	2,654
Uncollectible straight-line rent	(929)	(49)	(2,979)	29
Uncollectible billed rent	(1,033)	(348)	(7,791)	(869)
Lease income, net	$51,489	$56,596	$143,491	$167,708
Other Fee Income
The following table reflects the disaggregation of other fee income:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Property management fees	$536	$592	$1,549	$1,818
Asset management fees	271	278	827	795
Leasing commissions and other fees	72	198	179	220
Other fee income	$879	$1,068	$2,555	$2,833
The Company has other fee income receivables of $271 and $460 as of September 30, 2020 and December 31, 2019, respectively.

4. Acquired Properties
The following table reflects the retail properties acquired, accounted for as asset acquisitions, during the nine months ended September 30, 2020:

Acquisition Date	Property	Metropolitan Area	Gross Acquisition Price	Square Feet
February 25, 2020	Trowbridge Crossing	Atlanta, GA	$10,950	62,600
March 10, 2020	Antoine Town Center (a)	Houston, TX	22,254	110,500
			$33,204	173,100
(a)This retail property was acquired from the Company's unconsolidated joint venture, as disclosed in "Note 6. Investment in Consolidated and Unconsolidated Entities".
The following table reflects the retail properties acquired, accounted for as asset acquisitions, during the nine months ended September 30, 2019:

Acquisition Date	Property	Metropolitan Area	Gross Acquisition Price	Square Feet
January 31, 2019	Commons at University Place	Raleigh, NC	$23,250	92,000
March 20, 2019	Lakeside Winter Park and Lakeside Crossings	Orlando, FL	63,500	76,000
April 30, 2019	Scofield Crossing (a)	Austin, TX	3,000	64,000
May 7, 2019	Tomball Town Center Kroger	Houston, TX	13,992	74,000
June 14, 2019	Sandy Plains Outparcel (b)	Atlanta, GA	2,900	6,000
June 28, 2019	Shops at Fairview Town Center	Dallas, TX	36,000	67,500
July 11, 2019	Southern Palm Crossing (c)	Miami, FL	96,750	346,200
September 9, 2019	Travilah Square	Washington, D.C.	52,272	58,300
September 13, 2019	Eldorado Marketplace	Dallas, TX	70,850	189,500
September 27, 2019	Garden Village Outparcel (b)	Los Angeles, CA	3,250	3,900
			$365,764	977,400
(a)An adjacent building and tenant improvements were acquired subject to an existing ground lease.
(b)The assets, liabilities and operations of the outparcels acquired are combined for presentation purposes with retail properties already owned by the Company.
(c)This acquisition was made through a consolidated VIE and was used to facilitate a Reverse 1031 Exchange. During the third quarter of 2019, the title of Southern Palm Crossing transferred to the Company through the completion of and exchange with the dispositions of West Creek and Boynton Commons.
Transaction costs of $63 were capitalized during the three and nine months ended September 30, 2020, and $1,416 and $2,334 were capitalized during three and nine months ended September 30, 2019, respectively.

5. Disposed Properties
The following table reflects the real property disposed of during the nine months ended September 30, 2020:

Disposition Date	Property	Metropolitan Area	Square Feet	Gross Disposition Price	Gain (Loss) on Sale, net
February 10, 2020	University Oaks Shopping Center (a)	Round Rock, TX	N/A	$527	$357
February 12, 2020	Centerplace of Greeley (a)	Greeley, CO	N/A	123	100
May 1, 2020	Woodlake Crossing	San Antonio, TX	160,000	5,500	(213)
September 30, 2020	Eldridge Town Center (a)	Houston, TX	N/A	451	424
			160,000	$6,601	$668
(a)The Company recognized a gain on sale related to the completion of partial condemnations at these retail properties.
The following table reflects the real property disposed of during the nine months ended September 30, 2019:

Disposition Date	Property	Metropolitan Area	Square Feet	Gross Disposition Price	Gain (Loss) on Sale, net	Loss on Debt Extinguishment
April 3, 2019	Brooks Corner	San Antonio, TX	173,000	$26,300	$5,531	$(809)
May 31, 2019	Silverlake	Cincinnati, OH	101,000	6,650	131	—
August 15, 2019	Promenade Fultondale	Birmingham, AL	207,600	23,200	1,861	—
August 21, 2019	Crossroads at Chesapeake Square and Chesapeake Commons	Virginia Beach, VA	198,700	23,100	1,353	—
September 10, 2019	West Creek	Austin, TX	53,300	18,700	5,962	—
September 13, 2019	Boynton Commons	Miami, FL	210,300	50,000	18,405	—
September 25, 2019	Quebec Square	Denver, CO	207,600	42,250	(800)	(2,092)
			1,151,500	$190,200	$32,443	$(2,901)

6. Investment in Unconsolidated Entities
Joint Venture Interests
IAGM Retail Fund I, LLC
As of September 30, 2020 and December 31, 2019, the Company owned a 55% interest in one unconsolidated entity, IAGM Retail Fund I, LLC ("IAGM"), a retail joint venture partnership between the Company and PGGM Private Real Estate Fund ("PGGM"). As of September 30, 2020 and December 31, 2019, the carrying value of the Company's investment in IAGM was $116,706 and $118,861, respectively.
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
During the nine months ended September 30, 2020, IAGM prepaid a $14,872 mortgage payable on one retail property with cash on hand.
During the nine months ended September 30, 2020, the Company purchased Antoine Town Center from IAGM for $22,254, a fair value determined by independent appraisal, which resulted in IAGM recognizing a gain on sale of $1,741. The Company deferred its share of IAGM's gain on sale of $958 and will amortize the gain over 30 years as an increase to equity in earnings (losses) of unconsolidated entities.
During the nine months ended September 30, 2020, IAGM entered into two interest rate swap agreements to achieve fixed interest rates on debt with a variable rate of 1-Month LIBOR plus 1.55%. Each of the interest rate swaps have an effective date of April 1, 2020 and a termination date of November 2, 2023. One interest rate swap has a notional amount of $45,000 and achieves a fixed interest rate of 1.979%. The other interest rate swap has a notional amount of $30,000 and achieves a fixed interest rate of 1.956%. The Company recognizes its share of gains or losses resulting from IAGM's interest rate swaps as an adjustment to the Company's investment in IAGM and an increase or decrease in comprehensive income. As of September 30, 2020, the interest rate swaps were deemed to be liabilities of $631 on a fair value basis, of which the Company's share was $347.
Combined Condensed Financial Information
As of September 30, 2020 and December 31, 2019, the Company's sole joint venture interest is in IAGM. Another joint venture was disposed of in 2019. The following table presents condensed balance sheet information for IAGM.

	As of
	September 30, 2020	December 31, 2019
Assets:
Real estate assets, net of accumulated depreciation	$400,521	$425,585
Other assets	71,437	66,437
Total assets	471,958	492,022
Liabilities and equity:
Mortgages payable, net	242,252	256,732
Other liabilities	17,368	20,765
Equity	212,338	214,525
Total liabilities and equity	471,958	492,022

Company's share of equity	117,645	118,861
Deferred gain, net of accumulated amortization of $19	(939)	—
Carrying value of investments in unconsolidated entities	$116,706	$118,861

Combined Condensed Financial Information, continued
The following table presents condensed income statement information of IAGM and the joint venture that was disposed in 2019.

	Three months ended September 30,		Nine months ended September 30,
IAGM	2020	2019	2020	2019
Total income	$11,911	$13,284	$34,449	$40,037
Depreciation and amortization	(3,837)	(4,687)	(12,495)	(15,626)
Property operating	(2,234)	(2,341)	(6,057)	(6,364)
Real estate taxes	(2,267)	(2,472)	(6,875)	(7,433)
Interest expense, net	(1,744)	(2,630)	(5,712)	(8,418)
General and administrative	(114)	(113)	(358)	(358)
Gain (loss) on sale of real estate, net	—	—	1,741	(559)
Loss on debt extinguishment	—	—	(8)	—
Provision for asset impairment	—	—	—	(1,443)
Net income (loss)	1,715	1,041	4,685	(164)
Other joint venture interest
Net loss	—	—	—	(4,869)
Total net income (loss) of unconsolidated entities	$1,715	$1,041	$4,685	$(5,033)

Company's share of net income (loss)	$943	$572	$2,530	$(4,451)
Outside basis adjustment for IAGM's sale of real estate	8	—	(939)	—
Outside basis adjustment for other joint venture's sale of assets	—	—	—	4,403
Equity in earnings (losses) of unconsolidated entities	$951	$572	$1,591	$(48)
The following table summarizes the scheduled maturities of IAGM's mortgages payable as of September 30, 2020, for the remainder of 2020, each of the next four years and thereafter.

Scheduled maturities by year:	As of September 30, 2020
2020	$—
2021	23,150
2022	—
2023	180,125
2024	—
Thereafter	40,680
Total	$243,955
As of September 30, 2020 and December 31, 2019, none of IAGM's mortgages payable are recourse to the Company. It is anticipated that the joint venture will be able to repay, refinance or extend all of its debt on a timely basis.

7. Debt
As of September 30, 2020, the Company's total debt, net was $655,213, which consists of mortgages payable, net, of $107,009, credit agreements, net, of $150,000, and unsecured term loans, net, of $398,204. The Company believes it has the ability to repay, refinance or extend any of its debt, and that it has adequate sources of funds to meet short-term cash needs related to mortgages payable. It is anticipated that the Company will use proceeds from property sales, cash on hand and available capacity on credit agreements, if any, to repay, refinance or extend the mortgages payable maturing in the near term.
The Company's credit agreements and mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions and distribution limitations. As of September 30, 2020 and December 31, 2019, the Company was in compliance with all loan covenants.
Mortgages Payable
As of September 30, 2020 and December 31, 2019, the Company's mortgages payable, net were as follows:

	September 30, 2020	December 31, 2019
Mortgages payable (a)	$107,580	$176,051
Discount, net of accumulated amortization	(93)	(121)
Issuance costs, net of accumulated amortization	(478)	(609)
Total mortgages payable, net	$107,009	$175,321
(a)Mortgages payable had fixed interest rates ranging from 3.49% to 4.58%, with a weighted average interest rate of 4.07% as of September 30, 2020, and 3.49% to 5.49%, with a weighted average interest rate of 4.34% as of December 31, 2019.
During the nine months ended September 30, 2020, the Company repaid $67,349 of mortgages payable on three retail properties with cash on hand.
The following table summarizes the scheduled maturities of the Company's mortgages payable as of September 30, 2020 for the remainder of 2020, each of the next four years and thereafter.

Scheduled maturities by year:	As of September 30, 2020
2020	$—
2021	—
2022	22,939
2023	40,311
2024	15,700
Thereafter	28,630
Total mortgage payable maturities	$107,580
Debt issuance costs, net of accumulated amortization	(478)
Discount, net of accumulated amortization	(93)
Total mortgages payable, net	$107,009
Credit Agreements
Revolving Credit Agreement
On December 21, 2018, the Company entered into an unsecured revolving credit agreement, which amended and restated the Company's prior unsecured revolving credit agreement in its entirety, and provides for a $350,000 unsecured revolving line of credit (the "Revolving Credit Agreement"). During the nine months ended September 30, 2020, the Company drew $150,000 on the Revolving Credit Agreement at an interest rate reflecting 1-Month LIBOR plus 1.05% for general corporate purposes and to increase its financial flexibility in light of the COVID-19 pandemic. The Revolving Credit Agreement has a 4-year term maturing on December 21, 2022 with two six-month extension options. As of September 30, 2020 and December 31, 2019, the Company had a total of $150,000 at an interest rate of 1.22% and no outstanding borrowings, respectively, under the Revolving Credit Agreement, and a facility fee of 0.15% based on the Company's total leverage ratio. As of September 30, 2020, the remaining capacity on the Revolving Credit Agreement was $200,000.

Unsecured term loans
As of September 30, 2020 and December 31, 2019, the Company had the following unsecured term loan tranches outstanding:

	September 30, 2020		December 31, 2019
	Principal Balance	Interest Rate	Principal Balance	Interest Rate	Maturity Date
$250.0 million 5 year - swapped to fixed rate	$100,000	2.6795% (a)	$100,000	2.6795% (a)	December 21, 2023
$250.0 million 5 year - swapped to fixed rate	100,000	2.6795% (a)	100,000	2.6795% (a)	December 21, 2023
$250.0 million 5 year - variable rate	50,000	1.3551% (b)	50,000	2.8911% (c)	December 21, 2023
$150.0 million 5.5 year - swapped to fixed rate	50,000	2.6915% (a)	50,000	2.6915% (a)	June 21, 2024
$150.0 million 5.5 year - swapped to fixed rate	50,000	2.6990% (a)	50,000	2.6990% (a)	June 21, 2024
$150.0 million 5.5 year - variable rate	50,000	1.3551% (b)	50,000	2.8911% (c)	June 21, 2024
Total unsecured term loans	400,000		400,000
Issuance costs, net of accumulated amortization	(1,796)		(2,471)
Total unsecured term loans, net	$398,204		$397,529
(a)As of September 30, 2020, the Company has four interest rate swap agreements, of which two each have a notional amount of $100,000, an effective date of December 2, 2019, a termination date of December 21, 2023, and achieve a fixed interest rate of 2.68%. The other two interest rate swap agreements each have a notional amount of $50,000, an effective date of December 2, 2019, a termination date of June 21, 2024, and achieve fixed interest rates of 2.69% and 2.70%.
(b)Interest rate reflects 1-Month LIBOR plus 1.20% effective September 1, 2020.
(c)Interest rate reflects 1-Month LIBOR plus 1.20% effective December 2, 2019.

8. Fair Value Measurements
Recurring Measurements
The following financial instruments are remeasured at fair value on a recurring basis:

	Fair Value Measurements as of
	September 30, 2020			December 31, 2019
Cash Flow Hedges: (a)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative interest rate assets (b)	$—	$—	$—	$—	$1,057	$—
Derivative interest rate liabilities (c)	—	(13,798)	—	—	—	—
(a)During the twelve months subsequent to September 30, 2020, an estimated $4,172 of derivative interest rate liabilities recognized in accumulated comprehensive income (loss) will be reclassified into earnings.
(b)Recognized as a part of deferred costs and other assets, net, on the condensed consolidated balance sheets.
(c)Recognized as a part of other liabilities on the condensed consolidated balance sheets.
Level 1
At September 30, 2020 and December 31, 2019, the Company had no Level 1 recurring fair value measurements.
Level 2
As of September 30, 2020 and December 31, 2019, the Company determined that the credit valuation adjustments associated with nonperformance risk are not significant to the overall valuation of its derivatives. As a result, the Company's derivative valuations in their entirety are classified as Level 2 of the fair value hierarchy.
Level 3
At September 30, 2020 and December 31, 2019, the Company had no Level 3 recurring fair value measurements.
Nonrecurring Measurements
Investment Properties
During the nine months ended September 30, 2020, the Company identified one retail property that had a reduction in its expected holding period and recorded a provision for asset impairment of $9,002 on the condensed consolidated statement of operations and comprehensive income (loss) as a result of the fair value being lower than the property's carrying value. The Company's fair value was based on an executed sales contract. This property was disposed of on May 1, 2020.
During the three and nine months ended September 30, 2019, the Company identified one retail property that had a reduction in its expected holding period and recorded a provision for asset impairment of $2,359 on the condensed consolidated statement of operations and comprehensive income (loss) as a result of the fair value being lower than the property's carrying value. The Company's fair value was based on an executed sales contract. This property was disposed of on September 25, 2019.
Financial Instruments Not Measured at Fair Value
The table below summarizes the estimated fair value of financial instruments presented at carrying values in the Company's condensed consolidated financial statements as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$107,580	$107,194	$176,051	$178,937
Term loans	$400,000	$400,014	$400,000	$400,020
Revolving line of credit	$150,000	$150,172	$—	$—
The Company estimated the fair value of its mortgages payable using a weighted-average effective market interest rate of 4.14% and 3.71% as of September 30, 2020 and December 31, 2019, respectively. The fair value estimate of the term loans and line of credit approximate the carrying value. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to that of the Company's. As a result, the Company used a weighted-average interest rate of 1.30% and 2.77% as of September 30, 2020 and December 31, 2019, respectively, to estimate the fair value of its term loans. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.

9. Earnings (Loss) per Share and Equity Transactions
The following table reconciles the amounts used in calculating basic and diluted income (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) from continuing operations	$1,677	$24,926	$(11,420)	$35,205
Earnings allocated to unvested restricted shares	—	(50)	—	—
Net income (loss) from continuing operations attributed to common shareholders	$1,677	$24,876	$(11,420)	$35,205
Net loss from discontinued operations attributed to common shareholders	$—	$—	$—	$(25,500)

Denominator:
Weighted average number of common shares outstanding - basic	718,934,723	728,722,763	720,198,772	728,645,975
Effect of unvested restricted shares (a)	633,616	733,959	—	575,251
Weighted average number of common shares outstanding - diluted	719,568,339	729,456,722	720,198,772	729,221,226

Basic and diluted income (loss) per common share:
Net income (loss) from continuing operations per common share	$—	$0.03	$(0.02)	$0.05
Net loss from discontinued operations per common share	—	—	—	(0.03)
Net income (loss) per common share	$—	$0.03	$(0.02)	$0.02
(a)For the three and nine months ended September 30, 2020, the Company has excluded the anti-dilutive effect of unvested restricted shares.
On November 1, 2019, the Company adopted a Second Amended and Restated Share Repurchase Program ("SRP"), authorizing redemption of the Company's shares of common stock, subject to certain conditions and limitations, to provide limited liquidity to stockholders. The Company's obligation to repurchase any shares under the SRP was conditioned upon having sufficient funds available to complete the repurchase. The repurchase price per share for all stockholders is equal to a 25% discount to the most recent estimated Net Asset Value ('"NAV") per share of the Company's common stock established by the Company's Board of Directors (the "Board"), which was $3.14 per share as of May 1, 2019. During the nine months ended September 30, 2020, 2,136,119 shares were repurchased in connection with the SRP.
On November 1, 2019, the Company began offering shares of the Company's common stock to existing stockholders pursuant to the Company's Amended and Restated Distribution Reinvestment Plan ("DRP"). Under the DRP, stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock into additional shares of the Company's common stock in lieu of receiving cash distributions. In accordance with the DRP, participants may acquire shares of common stock at a 25% discount to the most recent estimated NAV per share of the Company's common stock established by the Board, which was $3.14 per share as of May 1, 2019. During the nine months ended September 30, 2020, 79,040 shares, were issued pursuant to the DRP.
Effective July 11, 2020, the Company suspended the SRP and the DRP until further notice.

10. Stock-Based Compensation
The following table presents the Company's restricted stock unit ("RSU") activity for the nine months ended September 30, 2020:

	Unvested Time- Based RSUs	Unvested Performance- Based RSUs	Weighted-Average Grant Date Price Per Share
Outstanding as of January 1, 2020	1,295,691	1,389,642	$3.14
Shares granted	1,255,793	2,484,346	$3.14
Shares vested	(245,224)	—	$3.14
Shares forfeited	(49,742)	(75,326)	$3.14
Outstanding as of September 30, 2020	2,256,518	3,798,662	$3.14
On May 8, 2020, the board of directors approved a grant of time-based and performance-based RSUs under the Company's 2015 Incentive Award Plan at the most recent estimated NAV per share of $3.14 on May 1, 2019.
As of September 30, 2020, there was $7,576 of total unrecognized compensation expense related to unvested stock-based compensation arrangements that will vest through December 2022. The Company recognized stock-based compensation expense of $1,598 and $3,546 for the three and nine months ended September 30, 2020, respectively, and $1,289 and $3,454 for the three and nine months ended September 30, 2019, respectively.
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
Future minimum lease obligations as of September 30, 2020, were as follows:

	Minimum Lease Payments
	Operating Leases	Finance Leases
Remaining 2020	$149	$131
2021	547	408
2022	522	279
2023	536	21
2024	550	—
Thereafter	53	—
Total expected minimum lease obligation	2,357	839
Less: Amount representing interest (a)	(247)	(72)
Present value of net minimum lease payments	$2,110	$767
(a)Interest includes the amount necessary to reduce to present value the total expected minimum lease obligations calculated at the Company's incremental borrowing rate.

12. Subsequent Events
In preparing its condensed consolidated financial statements, the Company has evaluated events and transactions occurring after September 30, 2020, through the date the financial statements were issued for recognition and disclosure purposes.
On October 28, 2020, the Company paid down $100,000 on the Revolving Credit Agreement using cash on hand.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in these interim condensed consolidated financial statements for the quarter ended September 30, 2020 (the "Quarterly Report"), other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements about InvenTrust Properties Corp.'s (the "Company") plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events; and they involve known and unknown risks that are difficult to predict, including the potential adverse effects of the current coronavirus disease 2019 ("COVID-19") pandemic on the financial condition, results of operations and cash flows of the Company and its tenants. The extent to which the COVID-19 pandemic continues to impact the Company and its tenants will depend on future developments, which are highly uncertain, including the scope, severity, duration, and any resurgences of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. As a result, our actual financial results, performance, achievements, or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, forward-looking statements can be identified by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "guidance," "predict," "potential," "continue," "likely," "will," "would," "illustrative," and "should," and variations of these terms and similar expressions, or the negatives of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while we consider reasonable based on our knowledge and understanding of the business and industry, are inherently uncertain. These statements are expressed in good faith and are not guarantees of future performance or results. Our actual results could differ materially from those expressed in the forward-looking statements and stockholders should not rely on forward-looking statements in making investment decisions.
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Such risks, uncertainties and other important factors, include those set forth in our filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2019 (the "Annual Report"), and as updated in this Quarterly Report and other quarterly and current reports, which are on file with the SEC and are available at the SEC's website (www.sec.gov). Such risks and uncertainties are related to, among others, the following:
•the effects of the COVID-19 pandemic in the markets where we own and operate properties, including the effect on our tenants' operations and ability to pay rent;
•the duration of the COVID-19 pandemic and the timing and nature of an economic recovery from the pandemic, including the effects of any future resurgence of COVID-19;
•market, political and economic volatility experienced by the U.S. economy or real estate industry as a whole, including as a result of the COVID-19 pandemic, and the regional and local political and economic conditions in the markets in which our retail properties are located;
•our ability to collect rent from tenants or to rent space on favorable terms or at all;
•the consummation of lease amendments on the agreed-upon terms and/or if consummated, payments as required by the terms of the respective agreements;
•declaration of bankruptcy by our retail tenants;
•the continued impact of the COVID-19 pandemic on our cash flows and our ability to satisfy certain covenants required by our mortgage loans and credit agreements;
•our ability to execute on a potential strategic transaction intended to enhance stockholder value and provide investment liquidity to stockholders, and the impact of the COVID-19 pandemic on our ability to execute on, and the timing of such a potential strategic transaction;
•our ability to identify, execute and complete disposition opportunities and at expected valuations;
•our ability to identify, execute and complete acquisition opportunities and to integrate and successfully operate any retail properties acquired in the future and manage the risks associated with such retail properties;

•our ability to manage the risks of expanding, developing or re-developing our retail properties;
•loss of members of our senior management team or other key personnel;
•changes in governmental regulations and U.S. accounting standards or interpretations thereof;
•our ability to access capital for development, re-development and acquisitions on terms and at times that are acceptable to us;
•changes in the competitive environment in the leasing market and any other market in which we operate;
•shifts in consumer retail shopping from brick and mortar stores to e-commerce;
•forthcoming expirations of certain of our leases, our ability to re-lease such properties, and increasing costs associated with leasing activities;
•the impact of leasing and capital expenditures to improve our retail properties to retain and attract tenants;
•events beyond our control, such as war, terrorist attacks, including acts of domestic terrorism, civil unrest, natural disasters and severe weather incidents, and any uninsured or under-insured loss resulting therefrom;
•actions or failures by our joint venture partner, including development partners;
•the cost of compliance with and liabilities under environmental, health and safety laws;
•changes in real estate and zoning laws and increases in real property tax rates;
•the economic success and viability of our anchor retail tenants;
•our debt financing, including risk of default, loss and other restrictions placed on us;
•our ability to refinance or repay maturing debt or to obtain new financing on attractive terms;
•future increases in interest rates;
•the availability of cash flow from operating activities to fund capital and other expenditures, service our debt and other obligations, and to fund distributions;
•our status as a real estate investment trust ("REIT") for federal tax purposes; and
•changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs.
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
The following discussion and analysis relates to the three and nine months ended September 30, 2020 and 2019 and as of September 30, 2020 and December 31, 2019. It should be read in conjunction with our condensed consolidated financial statements and the related notes included in this Quarterly Report. All dollar amounts are stated in thousands, except per share amounts and per square foot metrics, unless otherwise noted.

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
Evaluation of Financial Condition
Historically, management has evaluated our financial condition and operating performance by focusing on the following financial and nonfinancial indicators, discussed in further detail herein:
•Modified NOI, a supplemental measure not determined in accordance with generally accepted accounting principles in the United States ("GAAP"), which excludes general and administrative expenses, depreciation and amortization, provision for asset impairment, interest and other income, net, gains (losses) from sales of properties, gains (losses) on extinguishment of debt, interest expense, net, equity in (losses) earnings from unconsolidated entities, lease termination income and expense, and GAAP rent adjustments (such as straight-line rent, above/below-market lease amortization, and amortization of lease incentives);
•Funds From Operations ("FFO") Applicable to Common Shares and Dilutive Securities, a supplemental non-GAAP measure;
•Adjusted Funds From Operations ("AFFO") Applicable to Common Shares, a supplemental non-GAAP measure;
•Cash flow from operations as determined in accordance with GAAP;
•Economic and physical occupancy and rental rates;
•Leasing activity and lease rollover;
•Operating expense levels and trends;
•General and administrative expense levels and trends;
•Debt maturities and leverage ratios; and
•Liquidity levels.
Impact of the COVID-19 Pandemic on the Company's Business and Financial Statements
The Company's business has been, and continues to be, disrupted by the coronavirus disease 2019 ("COVID-19") pandemic. We continue to assess the impact of the COVID-19 pandemic on all aspects of our business, including the impact on our tenants and their ability to make future rental payments in a timely fashion or at all and the possible impairment in value of our investment properties. The spread of COVID-19 is having a significant impact on the regional and local economic conditions in the markets in which our retail properties are located, throughout the broader financial markets, and the country. At this time, we are unable to estimate the full extent of these disruptions going forward on our financial condition and results of operations due to the evolving nature of the situation and numerous uncertainties that exist. These uncertainties include the scope, severity and duration, and any resurgences of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the direct and indirect economic effects of the pandemic and containment measures, and the timing, length and nature of an economic recovery, among others.
We are unable to predict whether cases of COVID-19 in the markets where we own and operate properties will decrease, increase, or remain the same, and/or whether state and local governments will mandate closures of our tenants' businesses or implement other restrictive measures on their and our operations.
As of October 29, 2020, 100% of our properties were open for business and approximately 98% of our occupied gross leasable area ("GLA") were permitted by state and local governments to be open and operating in some capacity, including 100% of the GLA in Florida, North Carolina, Virginia, Maryland, Texas and California.
During the three months ended September 30, 2020, we increased our write-offs for uncollectible accounts by approximately $2.0 million on our condensed and consolidated statement of operations after assessing our tenants with uncertain collectibility situations. Additionally, as of September 30, 2020, our share of the write-offs for uncollectible accounts recorded by our unconsolidated joint venture was $0.2 million.

Additionally, through October 29, 2020, we received requests for assistance from approximately 62% of our tenants representing approximately 52% of our GLA. We continue to evaluate our tenants' requests and are negotiating the terms of potential lease amendments on an individual basis. We do not expect all tenant requests will result in amended agreements, nor do we intend to forgo our contractual rights under our lease agreements. There can be no assurance that all amendments will be consummated on the agreed-upon terms and/or if consummated, amounts due will be collected as required by terms of the agreement.
As of September 30, 2020, the status of our tenant billings across our entire portfolio, including our proportionate share of the properties in our unconsolidated joint venture, is reflected in the following tables, which shows disaggregated gross rent billed in the second and third quarter of 2020.

	Disaggregation of Gross Rent Billed
	Gross Rent Billed	Collected	Payment Deferral Plan	Estimated Credit Loss	Remaining Accounts Receivable
Quarter end June 30, 2020	$53,575	$44,723	$3,246	$4,677	$929

July 31, 2020	$17,558	$15,524	$827	$818	$389
August 30, 2020	17,625	15,933	31	928	733
September 30, 2020	17,419	15,830	(204)	846	947
Quarter end Sept. 30, 2020	$52,602	$47,287	$654	$2,592	$2,069

	Disaggregation of Gross Rent Billed
	Gross Rent Billed	Collected	Payment Deferral Plan	Estimated Credit Loss	Remaining Accounts Receivable
Quarter end June 30, 2020	100%	83.5%	6.1%	8.7%	1.7%

July 31, 2020	100%	88.4%	4.7%	4.7%	2.2%
August 30, 2020	100%	90.3%	0.2%	5.3%	4.2%
September 30, 2020	100%	90.9%	(1.2)%	4.9%	5.4%
Quarter end Sept. 30, 2020	100%	90.0%	1.2%	4.9%	3.9%
Subsequent to September 30, 2020, we collected approximately $0.4 million of second quarter and $0.9 million of third quarter unpaid gross rent billed, including our proportionate share of the properties in our unconsolidated joint venture. As of October 29, 2020, approximately 92% of our October 2020 tenant billings across our entire portfolio, including our proportionate share of the properties in our unconsolidated joint venture, have been collected.
We have taken and will consider a number of measures to mitigate the impact of the COVID-19 pandemic on our business and financial condition, including the following:
•For general corporate purposes and to increase our financial flexibility in light of the COVID-19 pandemic, we drew $150.0 million on the Revolving Credit Agreement on March 27, 2020. On October 28, 2020, we paid down $100.0 million of this balance;
•We have implemented a work from home policy and have placed restrictions on air travel. Our existing focus on providing remote-work IT solutions for our employees has enabled our workforce to transition smoothly to working from home with minimal disruption to our core operations. We remain committed to the safety of our employees as they execute on our operational needs and provide support to our tenants;
•We did not publish an estimated share value in May 2020 as a result of the potential financial impact of the COVID-19 pandemic and the sharp drop in property transactions leading to limited visibility on property valuations;
•On June 11, 2020, we announced that our Board of Directors (the "Board") voted to suspend the Second Amended and Restated Share Repurchase Program ("SRP") and the Amended and Restated Distribution Reinvestment Plan ("DRP") until further notice; and
•The Board will continue to evaluate our distribution rate and policy and, if the Board deems appropriate, adjust the distribution to take into account the ongoing effects of the COVID-19 pandemic on our financial condition and results of operations.

Current Strategy
InvenTrust focuses on grocery-anchored neighborhood centers, and select power centers that often have a grocery component, in markets with favorable demographics, including above average growth in population, employment and income. We believe these conditions create favorable demand characteristics for grocery-anchored neighborhood and select power centers which will enable us to capitalize on potential future rent increases while enjoying sustained occupancy at our centers. Using these criteria, we have identified 15 to 20 markets, including, but not limited to, the metropolitan areas of Atlanta, Austin, Charlotte, Dallas-Fort Worth-Arlington, Houston, the greater Los Angeles and San Diego areas, Miami, Orlando, Raleigh-Durham, San Antonio and Tampa.
Our portfolio of grocery-anchored centers is open and our grocery tenants are continuing to serve their communities during this crisis. These properties play a critical role in the communities they serve, often providing essential retail and services such as groceries and healthcare products and services. Our strategically located regional field offices are within a two-hour drive of 90% of our properties which affords us the ability to respond to the needs and requests of our tenants as they maneuver through this crisis with the intent to minimize disruption. However, as a result of the COVID-19 pandemic: some of our tenants have not been able to make rent payments to us in a timely fashion or at all, it will take longer to collect rent from many of our tenants, and retailer bankruptcies, failures, and store closings are expected to increase, leading to an increase in vacancies at our properties.
We believe the refinement of our multi-tenant retail platform has positioned us for future success and will allow us to evaluate and ultimately execute on, a potential strategic transaction to achieve liquidity for and provide a return of capital to our stockholders in the long term. However, we may be unable to execute on such a transaction on terms we would find attractive for our stockholders and our ability to do so will be influenced by external and macroeconomic factors including, among others, the effects and duration of the COVID-19 pandemic and any future resurgences, the timing and nature of the recovery from the COVID-19 pandemic, interest rate movements, local, regional, national and global economic performance, competitive factors, the impact of e-commerce on the retail industry, future retailer store closings, retailer consolidation, retailers reducing store size, retailer bankruptcies, and government policy changes. At this time, the COVID-19 pandemic and related uncertainties have delayed our process for exploring and executing upon a potential strategic transaction.

Highlights for the Three Months Ended September 30, 2020
Our Multi-Tenant Retail Portfolio
Our wholly-owned, consolidated and managed retail properties include grocery-anchored community and neighborhood centers and power centers, including those classified as necessity-based. As of September 30, 2020, we owned or had an interest in 65 retail properties with a total GLA of approximately 10.8 million square feet, which includes 10 retail properties with a GLA of approximately 2.5 million square feet owned through our 55% interest in IAGM Retail Fund I, LLC ("IAGM").
Where appropriate, the Company has included results from the IAGM properties at 55% when combined with the Company's wholly-owned properties, defined as "Pro Rata Combined Multi-Tenant Retail Portfolio," with the exception of number of properties.
The following table summarizes our multi-tenant retail portfolio, on a wholly-owned, IAGM, and pro rata combined basis, as of September 30, 2020 and 2019.

	Wholly-Owned Retail Properties		IAGM Retail Properties		Pro Rata Combined Multi-Tenant Retail Portfolio
	2020	2019	2020	2019	2020	2019
No. of properties	55	57	10	11	65	68
GLA (square feet)	8,329,408	9,259,678	2,470,193	2,572,892	9,688,014	10,674,768
Economic occupancy (a)	95.7%	96.0%	90.5%	94.4%	94.9%	95.8%
ABR PSF (b)	$18.79	$18.39	$17.10	$17.49	$18.57	$18.28
(a)Economic occupancy is defined as the percentage of total GLA for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupancy by that tenant of the area being leased. Actual use may be less than economic occupancy.
(b)Annualized Base Rent ("ABR") is computed as revenue for the last month of the period multiplied by 12 months. ABR includes the effect of rent abatements, lease inducements, straight-line rent GAAP adjustments and ground rent income. ABR per square foot ("ABR PSF") is computed as ABR divided by the total leased square footage at the end of the period. Specialty leasing represents leases of less than one year in duration for inline space and includes any term length for a common area space, and is excluded from the ABR and leased square footage figures when computing the ABR PSF.
Multi-Tenant Retail Portfolio Summary by Center Type
Our retail properties consist of community and neighborhood centers and power centers.
•Community and neighborhood centers are generally open-air and designed for tenants that offer a wide array of merchandise and services, including groceries, soft goods and convenience-oriented offerings. Our community centers contain large anchor stores and a significant presence of national retail tenants. Our neighborhood centers are generally smaller open-air centers with a grocery store anchor and/or drugstore and other small service-type retailers.
•Power centers are generally larger and consist of several anchors, such as discount department stores, off-price stores, specialty grocers and warehouse clubs. Typically, the number of specialty tenants is limited and most are national or regional in scope.
The following tables summarize our multi-tenant retail portfolio, by center type, as of September 30, 2020 and 2019.

Community and neighborhood centers
	Wholly-Owned Retail Properties		IAGM Retail Properties		Pro Rata Combined Multi-Tenant Retail Portfolio
	2020	2019	2020	2019	2020	2019
No. of properties	44	42	5	6	49	48
GLA (square feet)	4,986,164	4,813,393	1,386,308	1,489,066	5,748,633	5,632,379
Economic occupancy	95.0%	95.4%	89.3%	95.2%	94.3%	95.3%
ABR PSF	$20.01	$20.07	$17.07	$17.22	$19.65	$19.65

Power centers
	Wholly-Owned Retail Properties		IAGM Retail Properties		Pro Rata Combined Multi-Tenant Retail Portfolio
	2020	2019	2020	2019	2020	2019
No. of properties	11	15	5	5	16	20
GLA (square feet)	3,343,244	4,446,285	1,083,885	1,083,826	3,939,381	5,042,389
Economic occupancy	96.7%	96.6%	91.9%	93.3%	95.9%	96.2%
ABR PSF	$16.94	$16.56	$17.14	$17.94	$16.96	$16.70
Same-Property Multi-Tenant Retail Portfolio Summary
The following tables summarize the GLA, economic occupancy and ABR PSF of the properties included in our multi-tenant retail portfolio classified as same-property for the three and nine months ended September 30, 2020 and 2019. The properties classified as same-property were owned for the entirety of both periods presented.

Same-property results for the three months ended September 30, 2020 and 2019
	Wholly-Owned Retail Properties		IAGM Retail Properties		Pro Rata Combined Multi-Tenant Retail Portfolio
	2020	2019	2020	2019	2020	2019
No. of properties	50	50	10	10	60	60
GLA (square feet)	7,562,480	7,554,106	2,470,193	2,462,414	8,921,086	8,908,434
Economic occupancy	95.7%	96.4%	90.5%	94.2%	94.9%	96.0%
ABR PSF	$18.67	$18.43	$17.10	$17.62	$18.45	$18.32

Same-property results for the nine months ended September 30, 2020 and 2019
	Wholly-Owned Retail Properties		IAGM Retail Properties		Pro Rata Combined Multi-Tenant Retail Portfolio
	2020	2019	2020	2019	2020	2019
No. of properties	46	46	10	10	56	56
GLA (square feet)	7,253,086	7,244,712	2,470,193	2,462,414	8,611,692	8,599,040
Economic occupancy	95.8%	96.5%	90.5%	94.2%	94.9%	96.1%
ABR PSF	$18.49	$18.28	$17.10	$17.62	$18.29	$18.19
Market Summary
The following table represents the geographical diversity of our Multi-Tenant Retail Portfolio as of September 30, 2020.

			Gross Leasable Area
State	Region	No. of Properties	Wholly-Owned Retail Properties	IAGM Retail Properties at Share	Total
Texas	Southwest	25	2,396,641	1,358,606	3,755,247
Florida	South Atlantic	10	1,981,550	—	1,981,550
Georgia	South Atlantic	10	1,058,095	—	1,058,095
California	West	7	1,050,533	—	1,050,533
North Carolina	South Atlantic	7	1,015,870	—	1,015,870
Colorado	West	3	466,460	—	466,460
Maryland	East	2	183,348	—	183,348
Virginia	South Atlantic	1	176,911	—	176,911
		65	8,329,408	1,358,606	9,688,014

Lease Expirations
The following table presents the lease expirations of our economic occupied Pro Rata Combined Multi-Tenant Retail Portfolio as of September 30, 2020.

Lease Expiration Year	No. of Expiring Leases (a)	GLA of Expiring Leases (square feet)	Percent of Total GLA of Expiring Leases	ABR of Expiring Leases	Percent of Total ABR	Expiring ABR PSF
2020	21	61,118	0.7%	$1,509	0.9%	$24.69
2021	189	736,193	8.0%	14,347	8.7%	19.49
2022	223	1,255,569	13.6%	22,610	13.5%	18.01
2023	202	947,661	10.3%	17,206	10.4%	18.16
2024	187	1,173,598	12.8%	21,179	12.8%	18.05
2025	166	1,066,894	11.6%	17,825	10.8%	16.71
2026	99	504,976	5.5%	10,575	6.4%	20.94
2027	109	834,143	9.1%	17,357	10.5%	20.81
2028	80	449,633	4.9%	9,355	5.6%	20.81
2029	91	510,490	5.6%	10,210	6.2%	20.00
Thereafter	111	1,391,288	15.1%	22,154	13.4%	15.92
Other (b)	280	254,895	2.8%	1,355	0.8%	24.08
	1,758	9,186,458	100.0%	$165,682	100.0%	$18.04
(a)No. of expiring leases includes IAGM at 100%.
(b)Other lease expirations include the GLA, ABR and ABR PSF of month-to-month leases and the GLA of specialty leases. Specialty leasing, which is included in other property income, represents leases of less than one year in duration for inline space and includes any term length for a common area space. Examples include retail holiday stores, storage, and short-term clothing and furniture consignment stores. Specialty leasing includes, but is not limited to, any term length for a common area space, including by not limited to, tent sales, automated teller machines, cell towers, billboards, and vending.
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

Leasing Activity
The following tables summarize the leasing activity for leases that were executed during the nine months ended September 30, 2020, compared with expiring or expired leases for the same or previous tenant for renewals and the same unit for new leases at our 65 retail properties. These tables do not include rent deferral lease amendments executed as a result of the impact of the COVID-19 pandemic.
In our wholly-owned multi-tenant retail portfolio, we had GLA totaling 544,730 square feet expiring during the nine months ended September 30, 2020, of which 405,941 square feet was re-leased. This achieved a retention rate of approximately 74.5%.

Wholly-Owned Multi Tenant Retail Properties

	No. of Leases Executed for the Quarter Ended Sept. 30, 2020	GLA SF	New Contractual Rent ($PSF) (b)	Prior Contractual Rent ($PSF) (b)	% Change over Prior Contract Rent (b)	Weighted Average Lease Term (Years)	Tenant Improvement Allowance ($PSF)	Lease Commissions ($PSF)
All Tenants
Comparable Renewal Leases (a)	85	348,961	$21.44	$20.24	5.9%	5.2	$0.68	$0.12
Comparable New Leases (a)	9	17,502	$35.15	$38.24	(8.1)%	8.4	$22.42	$8.85
Non-Comparable Renewal and New Leases	27	118,984	$20.21	N/A	N/A	9.6	$27.97	$8.82
Total	121	485,447	$22.10	$21.10	4.7%	6.4	$8.15	$2.57

Anchor Tenants (leases over 10,000 square feet)
Comparable Renewal Leases (a)	6	170,889	$10.17	$9.96	2.1%	4.8	$—	$—
Comparable New Leases (a)	—	—	$—	$—	—%	—	$—	$—
Non-Comparable Renewal and New Leases	2	58,577	$10.45	N/A	N/A	11.1	$23.66	$4.24
Total	8	229,466	$10.17	$9.96	2.1%	6.4	$6.04	$1.08

Non-anchor Tenants (leases under 10,000 square feet)
Comparable Renewal Leases (a)	79	178,072	$32.26	$30.12	7.1%	5.6	$1.34	$0.23
Comparable New Leases (a)	9	17,502	$35.15	$38.24	(8.1)%	8.4	$22.42	$8.85
Non-Comparable Renewal and New Leases	25	60,407	$30.38	N/A	N/A	8.2	$32.15	$13.26
Total	113	255,981	$32.52	$30.84	5.4%	6.4	$10.05	$3.89
(a)Comparable leases are leases that meet all of the following criteria: terms greater than one year, unit was vacant one year or less prior to occupancy, square footage of unit remains unchanged or within 10% of prior unit square footage, and has a rent structure consistent with the previous tenant.
(b)Non-comparable leases are not included in totals.

In our IAGM multi-tenant retail portfolio, we had GLA totaling 78,408 square feet expiring during the nine months ended September 30, 2020, of which 48,234 square feet was re-leased. This achieved a retention rate of approximately 61.5%.

IAGM Multi-Tenant Retail Properties

	No. of Leases Executed for the Quarter Ended Sept. 30, 2020	GLA SF	New Contractual Rent ($PSF) (b)	Prior Contractual Rent ($PSF) (b)	% Change over Prior Contract Rent (b)	Weighted Average Lease Term (Years)	Tenant Improvement Allowance ($PSF)	Lease Commissions ($PSF)
All Tenants
Comparable Renewal Leases (a)	20	122,388	$14.31	$15.79	(9.4)%	4.5	$0.20	$0.13
Comparable New Leases (a)	1	2,148	$29.00	$29.00	—%	10.0	$20.00	$—
Non-Comparable Renewal and New Leases	12	61,294	$19.88	N/A	N/A	9.6	$9.95	$5.16
Total	33	185,830	$14.57	$16.02	(9.1)%	6.2	$3.64	$1.79

Anchor Tenants (leases over 10,000 square feet)
Comparable Renewal Leases (a)	3	87,946	$10.13	$11.78	(14.0)%	4.3	$—	$—
Comparable New Leases (a)	—	—	$—	$—	—%	—	$—	$—
Non-Comparable Renewal and New Leases	2	32,048	$14.21	N/A	N/A	10.5	$3.12	$4.22
Total	5	119,994	$10.13	$11.78	(14.0)%	6.0	$0.83	$1.13

Non-anchor Tenants (leases under 10,000 square feet)
Comparable Renewal Leases (a)	17	34,442	$25.00	$26.04	(4.0)%	5.0	$0.70	$0.46
Comparable New Leases (a)	1	2,148	$29.00	$29.00	—%	10.0	$20.00	$—
Non-Comparable Renewal and New Leases	10	29,246	$26.09	N/A	N/A	8.5	$17.44	$6.19
Total	28	65,836	$25.23	$26.21	(3.7)%	6.7	$8.77	$2.99
(a)Comparable leases are leases that meet all of the following criteria: terms greater than one year, unit was vacant one year or less prior to occupancy, square footage of unit remains unchanged or within 10% of prior unit square footage, and has a rent structure consistent with the previous tenant.
(b)Non-comparable leases are not included in totals.

Results of Operations
Comparison of results for the three and nine months ended September 30, 2020 and 2019
The following section describes and compares our consolidated results of operations for the three and nine months ended September 30, 2020 and 2019. We generate substantially all of our net income from property operations. Since January 1, 2019, we have acquired nine retail properties and disposed of 11 retail properties.
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
The following table presents the changes in our income for the three months ended September 30, 2020 and 2019.

	Three months ended September 30,			Composition of Total Decrease, net
	2020	2019	Total Decrease, net	Acquisition Increase	Disposition Decrease	Same Property Decrease
Income
Lease income, net	$51,489	$56,596	$(5,107)	$3,071	$(8,018)	$(160)
Other property income	177	333	(156)	9	(124)	(41)
Other fee income	879	1,068	(189)	—	—	(189)
Total income	$52,545	$57,997	$(5,452)	$3,080	$(8,142)	$(390)
The following table presents the changes in our income for the nine months ended September 30, 2020 and 2019.

	Nine months ended September 30,			Composition of Total Decrease, net
	2020	2019	Total Decrease, net	Acquisition Increase	Disposition Decrease	Same Property Decrease
Income
Lease income, net	$143,491	$167,708	$(24,217)	$13,661	$(27,399)	$(10,479)
Other property income	576	1,605	(1,029)	33	(689)	(373)
Other fee income	2,555	2,833	(278)	—	—	(278)
Total income	$146,622	$172,146	$(25,524)	$13,694	$(28,088)	$(11,130)
Lease income, net, for the nine months ended September 30, 2020, decreased by $10.5 million, on a same property basis when compared to the same period in 2019, primarily as a result of increased estimated credit losses of $9.2 million and decreased real estate tax recoveries of $1.3 million. We believe that the increase in estimated credit losses was directly attributable to the effects of the COVID-19 pandemic on our tenants.
Property operating expenses consist of recurring repair and maintenance, utilities, and insurance (most of which are recoverable from the tenants).
The following table presents the changes in our operating expenses for the three months ended September 30, 2020 and 2019.

	Three months ended September 30,			Composition of Total Decrease, net
	2020	2019	Total Decrease (Increase), net	Acquisition Increase	Disposition Decrease	Same Property Increase (Decrease)
Operating expenses
Depreciation and amortization	$22,170	$24,253	$(2,083)	$1,376	$(3,091)	$(368)
Property operating	6,677	8,288	(1,611)	442	(1,777)	(276)
Real estate taxes	8,940	9,000	(60)	1,079	(1,607)	468
General and administrative	10,106	8,379	1,727	—	—	1,727
Total operating expenses	$47,893	$49,920	$(2,027)	$2,897	$(6,475)	$1,551

Property operating expenses, for the three months ended September 30, 2020, decreased $0.3 million on a same property basis when compared to the same period in 2019, primarily as a result of non-recoverable expenses. Real estate taxes, for the three months ended September 30, 2020, increased $0.5 million on a same property basis when compared to the same period in 2019 primarily due to an increase in real estate taxes at three reassessed properties. General and administrative expenses, for the three months ended September 30, 2020, increased $1.7 million on a same property basis compared to the same period in 2019 primarily as a result of an increase in lease commission expense paid to employees.
The following table presents the changes in our operating expenses for the nine months ended September 30, 2020 and 2019.

	Nine months ended September 30,			Composition of Total Decrease, net
	2020	2019	Total Decrease, net	Acquisition Increase	Disposition Decrease	Same Property Decrease
Operating expenses
Depreciation and amortization	$66,697	$71,807	$(5,110)	$7,604	$(10,464)	$(2,250)
Property operating	19,969	23,365	(3,396)	2,636	(5,308)	(724)
Real estate taxes	24,647	27,009	(2,362)	2,949	(4,610)	(701)
General and administrative	25,688	25,788	(100)	—	—	(100)
Total operating expenses	$137,001	$147,969	$(10,968)	$13,189	$(20,382)	$(3,775)
Depreciation and amortization, for the nine months ended September 30, 2020, decreased $2.3 million on a same property basis when compared to the same period in 2019 as a result of decreased in-place lease amortization of $1.9 million and a decrease in depreciation of corporate IT software of $1.1 million, which was partially offset by increased building, site, and tenant improvement depreciation of $0.7 million.
General and administrative expenses for the nine months ended September 30, 2020, decreased $0.1 million, when compared to the same period in 2019, primarily as a result of decreased compensation and long-term incentive plan costs of $0.7 million, decreased marketing and conference costs of $0.7 million, and decreased stock administration and valuation costs of $0.4 million primarily as a result of the impact of the COVID-19 pandemic. These decreases were partially offset by an increase in lease commission expense paid to employees.
The following table presents the changes in our other income and expenses.

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change, net	2020	2019	Change, net
Other (expense) income
Interest and other income, net	$244	$24	$220	$2,572	$1,075	$1,497
Interest expense, net	(4,594)	(6,077)	1,483	(14,327)	(17,182)	2,855
Loss on extinguishment of debt	—	(2,092)	2,092	(2,543)	(2,901)	358
Provision for asset impairment	—	(2,359)	2,359	(9,002)	(2,359)	(6,643)
Gain on sale of investment properties, net	424	26,781	(26,357)	668	32,443	(31,775)
Equity in earnings (losses) of unconsolidated entities	951	572	379	1,591	(48)	1,639
Total other (expense) income, net	$(2,975)	$16,849	$(19,824)	$(21,041)	$11,028	$(32,069)
Interest and other income, net
Interest and other income, net, consists of interest earned on cash and cash equivalents, income tax benefits and expenses, and non-operating income and expenses.
Under the federal legislation enacted on March 27, 2020, known as the CARES Act, certain limitations on the deductibility of net operating losses ("NOLs") enacted under prior federal tax legislation have been temporarily rolled back. In particular, the CARES Act permits businesses to carryback NOLs generated in taxable years beginning after December 31, 2017 and before January 1, 2021 to the previous five years and temporarily suspends, until taxable years beginning after December 31, 2020, the annual limit of 80% on the amount of taxable income that NOLs generated in taxable years beginning after December 31, 2017 may offset. As a result of the anticipated NOL carryback claims for our taxable REIT subsidiaries, total additional tax benefits of $1.2 million have been recognized as part of interest and other income, net, on the condensed consolidated statements of operations and comprehensive loss during the nine months ended September 30, 2020.

Interest expense, net
Interest expense, net, consists of interest incurred on mortgages payable and our corporate credit facilities, interest incurred on other financing instruments, and amortization of loan fees.
Interest expense, net, for the three months ended September 30, 2020 decreased $1.5 million when compared to the same period in 2019 primarily as a result of extinguishing total mortgages payable of $90.9 million across four retail properties since July 1, 2019, resulting in interest savings of $1.0 million. The remaining $0.5 million decrease in interest expense, net, relates to lower 1-month LIBOR interest rates on corporate credit facilities.
Interest expense, net, for the nine months ended September 30, 2020 decreased $2.9 million when compared to the same period in 2019, primarily as a result of repaying total mortgages payable of $106.3 million across five retail properties since January 1, 2019, resulting in interest savings of $3.1 million, and was offset by an increase in interest expense of $0.2 million from corporate credit facilities.
Loss on extinguishment of debt
During the nine months ended September 30, 2020, we recognized a loss of $2.5 million on the extinguishment of total mortgages payable of $26.3 million on two retail properties, primarily related to prepayment penalties.
During the three months ended September 30, 2019, we recognized a loss on extinguishment of debt of $2.1 million related to the loan pay-off on one retail property, comprising a $1.9 million prepayment penalty and $0.2 million of loan fee write-offs. During the nine months ended September 30, 2019, we recognized a loss on extinguishment of debt of $2.9 million related to the loan pay-off on two retail properties, comprising a $2.7 million prepayment penalty and $0.2 million of loan fee write-offs. These properties were sold during the nine months ended September 30, 2019.
Provision for asset impairment
During the nine months ended September 30, 2020, we identified one retail property that had a reduction in its expected hold period. We recorded a provision for asset impairment of $9.0 million as a result of the executed sales contract price being lower than the property's carrying value. This property was sold on May 1, 2020.
Gain on sale of investment properties, net
During the three months ended September 30, 2020, we recognized a gain of $0.4 million on the completion of a partial condemnation at one retail property. During the nine months ended September 30, 2020, we recognized a gain of $0.7 million on the sale of one retail property and the completion of partial condemnations at three retail properties.
During the three and nine months ended September 30, 2019, we recognized a gain of $26.8 million and $32.4 million, respectively, on the sale of five and seven retail properties, respectively.
Equity in earnings (losses) of unconsolidated entities
Equity in earnings of unconsolidated entities for the three and nine months ended September 30, 2020, increased $0.4 million and $1.6 million, respectively, when compared to the same periods in 2019, primarily as a result of lower net loss and our share of higher net income of IAGM.
IAGM's decrease in net loss and increase in net income was primarily a result of prepaying a $14.9 million mortgage payable on January 22, 2020, lowered interest rates on certain variable rate debt, and a provision of asset impairment of $1.4 million recorded in 2019.
Net loss from discontinued operations
During the nine months ended September 30, 2019, we recognized $25.5 million relating to indemnity claims from the sale of our student housing business, which was sold in June 2016. On June 14, 2019, a final settlement for the claims was reached in the amount of $30.0 million, which we paid on June 24, 2019.

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
Comparison of same-property results for the three and nine months ended September 30, 2020 and 2019
A total of 50 wholly-owned retail properties met our same-property criteria for the three months ended September 30, 2020 and 2019. A total of 46 wholly-owned retail properties met our same-property criteria for the nine months ended September 30, 2020 and 2019. Modified NOI from other investment properties in the table below for the three and nine months ended September 30, 2020 and 2019 includes retail properties that did not meet our same-property criteria. The following table represents the reconciliation of net income, the most directly comparable GAAP measure, to Modified NOI and same-property modified NOI for the three months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income (loss)	$1,677	$24,926	$(11,420)	$9,705
Adjustments to reconcile to non-GAAP metrics:
Net loss from discontinued operations	—	—	—	25,500
Equity in (earnings) losses of unconsolidated entities	(951)	(572)	(1,591)	48
Interest expense, net	4,594	6,077	14,327	17,182
Loss on extinguishment of debt	—	2,092	2,543	2,901
Gain on sale of investment properties, net	(424)	(26,781)	(668)	(32,443)
Interest and other income, net	(244)	(24)	(2,572)	(1,075)
Provision for asset impairment	—	2,359	9,002	2,359
Depreciation and amortization	22,170	24,253	66,697	71,807
General and administrative	10,106	8,379	25,688	25,788
Other fee income	(879)	(1,068)	(2,555)	(2,833)
Adjustments to modified NOI (a)	(3,547)	(2,749)	(4,825)	(8,281)
Modified NOI	32,502	36,892	94,626	110,658
Modified NOI from other investment properties	(2,943)	(6,426)	(12,401)	(23,021)
Same-property modified NOI	$29,559	$30,466	$82,225	$87,637
(a)Adjustments to modified NOI include termination fee income and expense and GAAP rent adjustments (such as straight-line rent, net of write-offs, above/below-market lease amortization, and amortization of lease incentives).

Comparison of the components of same-property modified NOI for the three and nine months ended September 30, 2020 and 2019.

	Three months ended September 30,				Nine months ended September 30,
	2020	2019	Change	Var.	2020	2019	Change	Var.
Lease income, net	$42,890	$43,737	$(847)	(1.9)%	$118,767	$125,747	$(6,980)	(5.6)%
Other property income	171	212	(41)	(19.3)%	519	894	(375)	(41.9)%
	43,061	43,949	(888)	(2.0)%	119,286	126,641	(7,355)	(5.8)%
Property operating expenses	6,043	6,493	(450)	(6.9)%	16,723	17,966	(1,243)	(6.9)%
Real estate taxes	7,459	6,990	469	6.7%	20,338	21,038	(700)	(3.3)%
	13,502	13,483	19	0.1%	37,061	39,004	(1,943)	(5.0)%
Same-property Modified NOI	$29,559	$30,466	$(907)	(3.0)%	$82,225	$87,637	$(5,412)	(6.2)%
Same-property Modified NOI decreased by $0.9 million, or 3.0%, when comparing the three months ended September 30, 2020 to the same period in 2019, and was primarily a result of:
•an increase in estimated credit losses of $1.1 million,
•a decrease in minimum lease payments of $0.1 million, and
•an increase in real estate taxes of $0.5 million, and was offset by:
•a decrease in property operating expenses of $0.5 million, and
•an increase in recoverable and other property income of $0.3 million.
Same-property Modified NOI decreased by $5.4 million, or 6.2%, when comparing the nine months ended September 30, 2020 to the same period in 2019, and was primarily a result of:
•an increase in estimated credit losses of $6.3 million, and
•a decrease in recoverable and other property income of $1.9 million, and was offset by:
•a decrease in property operating expenses of $1.2 million,
•a decrease in real estate taxes of $0.7 million, and
•an increase in minimum lease payments of $0.9 million.
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

FFO Applicable to Common Shares and Dilutive Securities and AFFO Applicable to Common Shares and Dilutive Securities is calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income (loss)	$1,677	$24,926	$(11,420)	$9,705
Depreciation and amortization related to investment properties	22,165	23,524	65,726	69,412
Provision for asset impairment	—	2,359	9,002	2,359
Gain on sale of investment properties, net	(424)	(26,781)	(668)	(32,443)
Provision for indemnification claims (a)	—	—	—	25,500
Our share of IAGM's depreciation and amortization related to investment properties	2,110	2,571	6,872	8,594
Our share of IAGM's provision for asset impairment	—	—	—	794
Our share of IAGM's gain on sale of investment properties, net	—	—	—	307
FFO Applicable to Common Shares and Dilutive Securities	$25,528	$26,599	$69,512	$84,228
Loss on extinguishment of debt	—	2,092	2,543	2,901
Amortization of debt premiums, discounts and financing costs, net	462	435	1,388	1,279
Amortization of above and below-market leases and lease inducements, net	(2,915)	(1,629)	(5,763)	(4,546)
Depreciation and amortization related to corporate assets	5	729	971	2,395
Straight-line rent adjustment, net	(328)	(1,036)	1,039	(2,823)
Non-operating income and expense, net (b)	(242)	376	(807)	234
Our share of IAGM's loss on extinguishment of debt	—	—	5	—
Our share of IAGM's amortization of financing costs	75	77	224	230
Our share of IAGM's amortization of above and below-market leases and lease inducements, net	(83)	60	350	145
Our share of IAGM's straight-line rent adjustment, net	63	(47)	430	(52)
Our share of IAGM's non-operating income and expense, net (b)	(11)	(35)	(9)	(55)
AFFO Applicable to Common Shares and Dilutive Securities	$22,554	$27,621	$69,883	$83,936

Weighted average number of common shares outstanding - basic	718,934,723	728,722,763	720,198,772	728,645,975
Effect of unvested restricted shares (c)	633,616	733,959	—	575,251
Weighted average number of common shares outstanding - diluted	719,568,339	729,456,722	720,198,772	729,221,226

Net income (loss) per common share, diluted	$—	$0.03	$(0.02)	$0.02
Per share adjustments for FFO Applicable to Common Shares and Dilutive Securities	0.04	0.01	0.12	0.10
FFO Applicable to Common Shares and Dilutive Securities per share, diluted	$0.04	$0.04	$0.10	$0.12
Per share adjustments for AFFO Applicable to Common Shares and Dilutive Securities	(0.01)	—	—	—
AFFO Applicable to Common Shares and Dilutive Securities per share, diluted	$0.03	$0.04	$0.10	$0.12
(a)The provision for indemnification claims of $25.5 million recognized during the nine months ended September 30, 2019, was an adjustment to the gain on disposition of our discontinued operation (student housing business). We exclude disposition gains and losses from FFO.
(b)Non-operating income and expense, net, includes other non-operating revenue and expense items which are not pertinent to measuring on-going operating performance, such as termination fee expense, miscellaneous income, and settlement income.
(c)For purposes of calculating non-GAAP per share metrics, the same denominator is used as that which would be used in calculating earnings per share under GAAP. For the nine months ended September 30, 2020, the effects of unvested restricted shares have been excluded from the denominator in the diluted net loss per share calculations under GAAP as they were antidilutive.

Liquidity and Capital Resources
Development, Re-development, Capital Expenditures and Leasing Activities
The following table summarizes capital resources used through development and re-development, capital expenditures, and leasing activities at our retail properties owned during the nine months ended September 30, 2020. These costs are classified as cash used in capital expenditures and tenant improvements on the condensed consolidated statement of cash flows for the nine months ended September 30, 2020.

	Development and Re-development		Capital Expenditures	Leasing		Total
Direct costs	$1,139	(a)	$1,946	$5,343	(c)	$8,428
Indirect costs	597	(b)	1,436	—		2,033
Total	$1,736		$3,382	$5,343		$10,461
(a)Direct development and re-development costs relate to construction of buildings at our retail properties.
(b)Indirect development and re-development costs relate to capitalized interest, real estate taxes, insurance, and payroll attributed to improvements at our retail properties.
(c)Direct leasing costs relate to improvements to a tenant space that are either paid directly by or reimbursed to the tenants.
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
Our primary sources and uses of capital are as follows:
Sources
•Operating cash flows from our real estate investments, which consists of our retail properties;
•Distributions from our joint venture investment;
•Proceeds from sales of properties;
•Proceeds from mortgage loan borrowings on properties;
•Proceeds from corporate borrowings; and
•Proceeds from interest earned on cash and cash equivalents.

Uses
•To pay our operating expenses;
•To make distributions to our stockholders;
•To service or pay down our debt;
•To fund development, re-development, maintenance and capital expenditures or leasing investments; and
•To fund other general corporate uses.
We may, from time to time, seek to retire or purchase additional amounts of our outstanding equity through cash purchases or exchanges for other securities. Such purchases or exchanges, if any, will depend on our liquidity requirements, contractual restrictions, and other factors.
Distributions
During the nine months ended September 30, 2020, we declared distributions to our stockholders totaling $41.0 million and paid cash distributions of $40.6 million. As we execute on our retail strategy and evaluate the impact of the COVID-19 pandemic on our business, results of operations and cash flows, the Board will continue to evaluate our distribution on a periodic basis. See "Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Current Strategy and Outlook" for more information regarding our retail strategy.
Suspension of SRP and DRP
As disclosed in our Annual Report, on November 1, 2019, we adopted the SRP, authorizing redemption of the Company's shares of common stock, subject to certain conditions and limitations, to provide limited liquidity to qualifying stockholders. During the nine months ended September 30, 2020, 2,136,119 shares were repurchased in connection with the SRP. The price per share for all shares repurchased was $2.355.
As disclosed in our Annual Report, on November 1, 2019, we began offering shares of our common stock to our existing stockholders pursuant to the DRP. During the nine months ended September 30, 2020, we sold a total of 79,040 shares in connection with the DRP.
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
Summary of Cash Flows

	Nine months ended September 30,		Change
	2020	2019
Cash provided by operating activities	$69,906	$86,189	$(16,283)
Cash used in investing activities	(36,488)	(199,652)	163,164
Cash provided by (used in) financing activities	33,079	(32,573)	65,652
Increase (decrease) in cash, cash equivalents, and restricted cash	66,497	(146,036)	212,533
Cash, cash equivalents, and restricted cash at beginning of period	260,748	264,853	(4,105)
Cash, cash equivalents, and restricted cash at end of period	$327,245	$118,817	$208,428
Cash provided by operating activities of $69.9 million and $86.2 million for the nine months ended September 30, 2020 and 2019, respectively, was generated primarily from income from property operations and operating distributions from unconsolidated entities. Cash provided by operating activities decreased $16.3 million when comparing the nine months ended September 30, 2020, to the same period in 2019 primarily as a result of reduced lease income partially offset by reduced operating expenses, both principally due to the impact of the COVID-19 pandemic and the disposition of 11 retail properties since January 1, 2019, which was partially offset by the acquisition of nine retail properties since January 1, 2019.
Cash used in investing activities of $36.5 million for the nine months ended September 30, 2020, was primarily the result of:
•$32.4 million for acquisitions of investment properties,
•$8.6 million for capital expenditures and tenant improvements,
•$1.8 million for investment in development projects, and

•$0.4 million for lease commissions and other leasing costs, which was partially offset by cash provided of
•$0.9 million for cash inflows from other investing activities, and
•$5.8 million from net proceeds received from the sale of investment properties.
Cash used in investing activities of $199.7 million for the nine months ended September 30, 2019, was primarily the result of:
•$359.1 million for acquisitions of investment properties,
•$14.9 million for capital expenditures and tenant improvements,
•$5.7 million for investment in development projects,
•$3.9 million for lease commissions and other leasing costs, and
•$30.0 million to settle the UHC claims as described in "Note 11. Commitments and Contingencies" of the condensed consolidated financial statements, which was partially offset by cash provided of
•$183.6 million from net proceeds received from the sale of investment properties,
•$30.0 million received from the sale of an unconsolidated entity, and
•$0.3 million for cash inflows from other investing activities.
Cash provided by financing activities of $33.1 million for the nine months ended September 30, 2020, was primarily the result of:
•$150.0 million of proceeds received from our unsecured revolving credit agreement, partially offset by cash used in
•$67.3 million for pay-offs of debt,
•$40.6 million to pay distributions,
•$5.2 million for the common shares repurchased through share repurchase program,
•$2.5 million for debt prepayment penalties, and
•$1.3 million for principal payments of mortgage debt, payment of finance lease liabilities, and payment of loan fees and other deposits.
Cash used in financing activities of $32.6 million for the nine months ended September 30, 2019, was primarily the result of:
•$39.8 million to pay distributions,
•$106.0 million for pay-offs of debt,
•$2.7 million for debt prepayment penalties,
•$1.4 million for principal payments of mortgage debt, and
•$0.7 million for payment of finance lease liabilities, payment of loan fees and other deposits, which was partially offset by cash provided of
•$118.0 million of proceeds from debt.
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

Contractual Obligations
We have obligations related to our mortgage loans, term loan, and revolving credit facility as described in "Note 7. Debt" in the condensed consolidated financial statements. The unconsolidated entity in which we have an investment has third-party mortgage debt of $244.0 million as of September 30, 2020, as described in "Note 6. Investment in Unconsolidated Entities" in the condensed consolidated financial statements. It is anticipated that our unconsolidated entity will be able to repay or refinance all of its debt on a timely basis.
The following table presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations and lease agreements. It excludes third-party debt associated with our unconsolidated entity and debt discounts that are not future cash obligations as of September 30, 2020.

	Payments due by year ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt:
Fixed rate debt, principal (a)	$—	$—	$22,939	$240,311	$115,700	$28,630	$407,580
Variable-rate debt, principal	—	—	150,000	50,000	50,000	—	250,000
Interest	3,979	15,712	14,972	11,304	3,045	744	49,756
Total long-term debt	3,979	15,712	187,911	301,615	168,745	29,374	707,336
Operating lease obligations (b)	149	547	522	536	550	53	2,357
Finance lease obligations (c)	131	408	279	21	—	—	839
Grand total	$4,259	$16,667	$188,712	$302,172	$169,295	$29,427	$710,532
(a)Includes $300.0 million of variable-rate unsecured term loans that have been swapped to a fixed rate.
(b)Includes leases on corporate office spaces.
(c)Includes contracts for property improvements that have been deemed to contain finance leases.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions.
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of September 30, 2020, our debt included outstanding variable-rate term loans of $400.0 million, of which $300.0 million has been swapped to a fixed rate, and a variable-rate draw on our revolving credit facility of $150.0 million. If market rates of interest on all variable-rate debt as of September 30, 2020 permanently increased and decreased by 1%, the annual increase and decrease in interest expense on the variable-rate debt and future earnings and cash flows would be approximately $2.5 million.
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
The following table summarizes our four effective interest rate swaps as of September 30, 2020:

Interest Rate Swap	Effective Date	Termination Date	Bank Pays Variable Rate of	InvenTrust Pays Fixed Rate of	Notional Amount	Fair Value as of
						September 30, 2020	December 31, 2019
5 year, fixed portion	Dec 2, 2019	Dec 21, 2023	1-Month LIBOR	1.4795%	$100,000	$(4,269)	$341
5 year, fixed portion	Dec 2, 2019	Dec 21, 2023	1-Month LIBOR	1.4795%	100,000	(4,268)	199
5.5 year, fixed portion	Dec 2, 2019	June 21, 2024	1-Month LIBOR	1.4915%	50,000	(2,450)	342
5.5 year, fixed portion	Dec 2, 2019	June 21, 2024	1-Month LIBOR	1.4990%	50,000	(2,464)	175
Total fixed of unsecured term loan					$300,000	$(13,451)	$1,057
The gains or losses resulting from marking-to-market our derivatives each reporting period are recognized as an increase or decrease in comprehensive income on our condensed consolidated statements of operations and comprehensive income (loss).
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act, our management, including our Principal Executive Officer and our Principal Financial Officer, evaluated as of September 30, 2020, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2020, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Principal Executive Officer and our Principal Financial Officer as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The COVID-19 pandemic has impacted our business and financial performance, and we expect this impact to continue. The states in which our retail properties are located are in varying stages of restrictions and re-opening in response to the COVID-19 pandemic. Certain jurisdictions had begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases. As of the filing of this report, cases of COVID-19 continue to increase across much of the country, including a number of our core markets, prompting additional government restrictions and, in some cases, mandated business closures. We are unable to predict whether cases of COVID-19 in these markets or other areas in which we operate will decrease, increase, or remain the same, and whether local governments will mandate closures of our tenants' businesses or implement other restrictive measures on their operations. Many of our tenants have already been adversely affected by the COVID-19 pandemic and actions taken to contain or prevent its spread. A substantial number of tenants have temporarily closed their businesses, shortened their operating hours or are offering reduced services. As a result, the Company has observed a substantial increase in the number of tenants that have made late or partial rent payments, requested a deferral of rent payments, or defaulted on rent payments, and it is likely that more of our tenants will be similarly impacted in the future. Additionally, certain tenants have declared bankruptcy as a result of the effects of the pandemic.
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
The COVID-19 pandemic, including any resurgences, or a future pandemic, could also have material and adverse effects on our financial condition, results of operations, cash flows and share value due to, among other factors:
•continuing or additional closures of, or other operational issues at, our properties resulting from government or tenant action;
•reduced economic activity impacting our tenants' ability to meet their rental and other obligations to us in full or at all;
•the ability of our tenants who have been granted rent deferrals to timely pay deferred rent;
•any inability to renew leases or lease vacant space on favorable terms, or at all;
•a potentially prolonged recession and high unemployment negatively impacting consumer discretionary spending;
•continued changes in consumer behavior in favor of e-commerce;
•tenant bankruptcies;
•liquidity issues resulting from reduced cash flows from operations;
•negative impacts to the credit and/or capital markets making it difficult to access capital on favorable terms or at all;
•impairment in value of our tangible or intangible assets;
•a general decline in business activity and demand for real estate transactions adversely affecting our ability to grow our portfolio of properties and service our indebtedness;
•supply chain disruptions adversely affecting our tenants' operations; and
•impacts on the health of our personnel and a disruption in the continuity of our business.
The impact of COVID-19 may also heighten other risks discussed in our Annual Report on Form 10-K, which could adversely affect our business, financial condition, results of operations, cash flows and estimated share value.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description

2.1	Master Modification Agreement, dated as of March 12, 2014, by and among Inland American Real Estate Trust, Inc., Inland American Business Manager & Advisor, Inc., Inland American Lodging Corporation, Inland American Holdco Management LLC, Inland American Retail Management LLC, Inland American Office Management LLC, Inland American Industrial Management LLC and Eagle I Financial Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on March 13, 2014)
2.2	Asset Acquisition Agreement, dated as of March 12, 2014, by and among Inland American Real Estate Trust, Inc., Inland American Holdco Management LLC, Inland American Retail Management LLC, Inland American Office Management LLC, Inland American Industrial Management LLC and Eagle I Financial Corp. (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on March 13, 2014)
2.3	Separation and Distribution Agreement by and between Inland American Real Estate Trust, Inc. and Xenia Hotels & Resorts, Inc., dated as of January 20, 2015 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on January 23, 2015)
2.4	Separation and Distribution Agreement by and between InvenTrust Properties Corp. and Highlands REIT, Inc., dated as of April 14, 2016 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on April 14, 2016)
2.5	Stock Purchase Agreement by and among InvenTrust Properties Corp., University House Communities Group, Inc. and UHC Acquisition Sub LLC, dated as of January 3, 2016 (incorporated by reference to Exhibit 2.1 to the Registrant's Form 10-Q, as filed by the Registrant on May 10, 2016)
2.6	Amendment No. 1 to Stock Purchase Agreement, dated as of May 30, 2016, by and among InvenTrust Properties Corp., University House Communities Group, Inc. and UHC Acquisition Sub LLC (incorporated by reference to Exhibit 2.2 to the Registrant's Form 8-K, as filed by the Registrant on June 27, 2016)
2.7	Amendment No. 2 to Stock Purchase Agreement, dated as of June 20, 2016, by and among InvenTrust Properties Corp., University House Communities Group, Inc. and UHC Acquisition Sub LLC (incorporated by reference to Exhibit 2.3 to the Registrant's Form 8-K, as filed by the Registrant on June 27, 2016)
3.1	Seventh Articles of Amendment and Restatement of InvenTrust Properties Corp., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on May 14, 2015)
3.2	Second Amended and Restated Bylaws of the Company, dated as of November 9, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, as filed by the Registrant on November 9, 2017)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed with the SEC on November 6, 2020, is formatted in Extensible Business Reporting Language ("XBRL"): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).

* Filed as part of this Quarterly Report on Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InvenTrust Properties Corp.

Date:	November 6, 2020
By:	/s/ Thomas P. McGuinness

Name:	Thomas P. McGuinness
Title:	President and Chief Executive Officer (Principal Executive Officer)

Date:	November 6, 2020
By:	/s/ Daniel J. Busch

Name:	Daniel J. Busch
Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)