Form 10-K
period 2020-12-31
InvenTrust Properties Corp.
filed 2021-02-19
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is no established market for the registrant’s shares of common stock. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2020 (the last business day of the registrant's most recently completed second quarter) was approximately $2,257,455,030, based on the estimated per share value of $3.14, as established by the registrant as of May 1, 2019.
As of February 1, 2021, there were 719,462,786 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive "Proxy Statement" for its annual stockholders' meeting expected to be held on May 6, 2021, are incorporated by reference in Part III of this Form 10-K.

INVENTRUST PROPERTIES CORP.
TABLE OF CONTENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K ("Annual Report"), other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"), as amended. These statements include statements about InvenTrust Properties Corp.'s (the "Company") plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events; and they involve known and unknown risks that are difficult to predict, including the potential adverse effects of the coronavirus disease 2019 ("COVID-19") pandemic on the financial condition, results of operations and cash flows of the Company and its tenants. The extent to which the COVID-19 pandemic continues to impact the Company and its tenants will depend on future developments, which are highly uncertain, including the scope, severity, duration, and any resurgences of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.
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
•market, political and economic volatility experienced by the United States ("U.S.") economy or real estate industry as a whole, including as a result of the COVID-19 pandemic, and the regional and local political and economic conditions in the markets in which our retail properties are located;
•our ability to collect rent from tenants or to rent space on favorable terms or at all;
•the consummation of lease amendments on the agreed-upon terms and/or if consummated, payments as required by the terms of the respective agreements;
•declaration of bankruptcy by our retail tenants;
•the economic success and viability of our anchor retail tenants;
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
•our ability to re-lease spaces with forthcoming lease expirations and terminations, and increasing costs associated with leasing activities;
•the impact of leasing and capital expenditures to improve our retail properties to retain and attract tenants;
•events beyond our control, such as war, terrorist attacks, including acts of domestic terrorism, civil unrest, natural disasters and severe weather incidents, and any uninsured or under-insured loss resulting therefrom;
•actions or failures by our joint venture partner;
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
Item 1. Business
General
On October 4, 2004, we were incorporated as Inland American Real Estate Trust, Inc., a Maryland corporation, and have elected to be taxed, and currently qualify, as a REIT for federal tax purposes. We changed our name to InvenTrust Properties Corp. in April 2015. We were originally formed to acquire, own, manage, and develop a diversified portfolio of commercial real estate located throughout the United States, to partially own properties through joint ventures and to own investments in marketable securities and other assets. We are now focused on owning, managing, acquiring, and developing a multi-tenant retail platform.
Our wholly-owned and managed retail properties include grocery-anchored community and neighborhood centers and power centers, including those with necessity-based retailers. As of December 31, 2020, we owned or had an interest in a total of 65 retail properties with a total gross leasable area ("GLA") of approximately 10.8 million square feet, which includes 10 retail properties with a GLA of approximately 2.5 million square feet owned through our 55% interest in IAGM Retail Fund I, LLC ("IAGM"), an unconsolidated retail joint venture partnership between the Company and PGGM Private Real Estate Fund ("PGGM").
Where appropriate, we have included results from the IAGM properties at 55% when combined with our wholly-owned properties, defined as "Pro Rata Combined Retail Portfolio" within "Part I" and "Part II" of this Annual Report.
The following table summarizes the properties included in our retail portfolio, on a wholly-owned, IAGM, and pro-rata combined basis, as of December 31, 2020.

	Wholly-Owned Retail Properties	IAGM Retail Properties	Pro Rata Combined Retail Portfolio
No. of properties	55	10	65
GLA (square feet)	8,392,572	2,470,193	9,751,178
Economic occupancy (a)	94.8%	87.4%	93.8%
ABR PSF (b)	$18.69	$17.36	$18.52
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

Business Objective and Strategy
InvenTrust is a multi-tenant retail REIT. Our objective is to own and operate grocery-anchored neighborhood shopping centers that provide essential retail in Sun Belt markets. Our strategy to achieve our business objective includes the following:
•Acquire retail properties in Sun Belt markets;
•Opportunistically dispose of retail properties;
•Maintain conservative leverage and a flexible capital structure; and
•Enhance environment, social and governance practices and standards.
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
Opportunistically dispose of retail properties. We continue to opportunistically dispose of properties where we believe they no longer meet our investment criteria. These dispositions will allow the Company to re-deploy the proceeds in more attractive opportunities.
Maintain conservative leverage levels and a flexible capital structure. We continually evaluate the economic and credit environment and its impact to our business. We believe we have the liquidity necessary to continue executing on our strategy. We expect to have the ability to repay, refinance or extend any of our debt, and we believe we have adequate sources of funds to meet short-term cash needs related to these refinancings or extensions.
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
Competition
The commercial retail real estate market is highly competitive. We compete for tenants with other owners and operators of commercial rental properties in all of our markets. We compete based on a number of factors that include location, rental rates, suitability of the property's design to tenants' needs and the manner in which the property is operated and marketed. The number of competing properties in a particular market could have a material effect on a property's occupancy levels, rental rates and operating income. We also face significant competition from e-commerce retailers. We believe the competition from e-commerce retailers has been increased and accelerated as a result of the COVID-19 pandemic and shelter-in-place mitigation measures. As retailers increase their e-commerce presence it may cause them to adjust the size or number of brick and mortar retail locations in the future. This shift could adversely impact our occupancy and rental rates, which would, in turn, adversely impact our revenues and cash flows.
We face significant competition and limited supply for attractive investment opportunities. As a result of this competition, the purchase prices for attractive and suitable assets may be significantly elevated, which may adversely impact our ability to redeploy the proceeds from property sales for reinvestment. In addition, our disposition activity could continue to cause us to experience dilution in financial operating performance.
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

Environmental Matters
Compliance with federal, state and local environmental laws has not had a material adverse effect on our business, assets, results of operations, financial condition and/or our ability to pay distributions. We do not believe that our existing retail platform will require us to incur material expenditures to comply with these laws and regulations. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on our properties.
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
Human Capital Management
We believe that our employees are our greatest asset. We are committed to creating a corporate culture characterized by high levels of employee engagement, growth and development, health and wellness. We seek to attract and retain diverse and talented professionals who provide a wide range of opinions and experiences to drive our business forward. As of December 31, 2020, we have 124 full-time employees. Women represent approximately 60% of our employees. Approximately 39% of women employed by the Company hold management level/leadership roles.
Our human capital strategy is focused on talent management. We base our hiring, development, training, compensation and advancement decisions on an objective evaluation of qualifications, performance, skills and experience. Our employees are fairly compensated, without regard to gender, race and ethnicity. All of our employees are offered a comprehensive benefits package, including, but not limited to, paid time off and parental leave, medical dental and vision insurance, disability, life insurance, 401(k) matching, tuition reimbursement, summer hours and work from home flexibility. We have established an extensive employee review process and offer a number of incentives and acknowledgments throughout the year to increase employee engagement and development. We monitor our performance through employee engagement surveys and utilize the results of those surveys to continually improve our organization.
We endeavor to maintain workplaces that are free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identity or expression or any other status protected by applicable law. To that end, we conduct annual training to raise awareness of, and prevent, harassment and discrimination.
We have a shared passion and dedication to giving back to our community and for this reason we have developed the InvenTrust Charitable Team, a program led by employees who actively contribute Company time and resources to support charitable causes.
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
Executive Officers of Registrant
Set forth below is information concerning our executive officers as of February 1, 2021.
Thomas P. McGuinness, 65. Mr. McGuinness currently serves as our President and Chief Executive Officer and is also a member of our board of directors, where, in collaboration with senior management, he oversees the direction and strategic initiatives of the Company. Mr. McGuinness has served as President of the Company since our self-management transactions in March 2014 and as our Chief Executive Officer since November 2014. Prior to the self-management transactions, he served as President and principal executive officer and President of our former business manager since September 2012 and January 2012, respectively. Mr. McGuinness previously served as the president of the Chicagoland Apartment Association and as the regional vice president of the National Apartment Association. Mr. McGuinness served on the board of directors of the Apartment Building Owners and Managers Association, and was a trustee with the Service Employees' Local No. 1 Health and Welfare Fund and its Pension Fund. Mr. McGuinness also currently services as an Executive Committee member of our retail joint venture entity IAGM.
Daniel J. Busch, 39. Mr. Busch currently serves as our Executive Vice President, Chief Financial Officer and Treasurer. Mr. Busch joined InvenTrust in September 2019, providing oversight to our financial and accounting practices, and ensuring the financial viability of the Company's strategy. Prior to that, Mr. Busch served as Managing Director, Retail at Green Street Advisors, an independent research and advisory firm for the commercial real estate industry in North America and Europe, where he conducted independent research on the shopping center, regional mall, and net lease sectors. Prior to serving as Managing Director, Mr. Busch served in increasingly senior roles at Green Street covering the Mall Sector, conducting analysis and research, building financial models and providing analysis of financial statements for U.S. REITs. Previously, Mr. Busch served as an equity research analyst at Telsey Advisory Group and worked in a corporate capacity at Petco Animal Supplies Inc. He is a member of the Urban Land Institute, contributing as an active member on the Commercial and Retail Development Council. Mr. Busch received a B.S. in Applied Economics and Management from Cornell University and an MBA with specializations in general finance, financial instruments and markets from New York University.
Christy David, 42. Ms. David currently serves as our Executive Vice President, Chief Investment Officer, General Counsel, and Corporate Secretary, leading the implementation of the Company's strategy within its transactional and investment initiatives. Ms. David has served as InvenTrust’s General Counsel since 2017. Ms. David joined InvenTrust in 2014 as Managing Counsel – Transactions and held that position until November 2016 when she was named Vice President, Deputy General Counsel and Secretary. Ms. David was promoted to the Company's General Counsel in 2017 and has served in that role since that time. Prior to joining the Company, Ms. David served at The Inland Group Inc., where she managed, reviewed, and drafted legal documents and matters regarding InvenTrust's acquisitions, dispositions, corporate contracts and spin-offs. Prior to joining the Inland Group, Ms. David served as an Associate Attorney at The Thollander Law Firm and held various positions at David & Associates. Ms. David serves on the Ravinia Associates Board as well as its Nominating Committee. Ms. David received a Juris Doctor from Washington University School of Law and a Bachelor of Business Administration in Finance from Loyola University.
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
Risk Factors Summary
The following is a summary of the principal risks and uncertainties described in more detail in this Annual Report:
•The ongoing COVID-19 pandemic is expected to continue to materially and adversely impact and disrupt our business, financial condition, results of operations and cash flows.
•A consumer shift in retail shopping from brick and mortar stores to e-commerce may have an adverse impact on our revenues and cash flow.
•Economic, political and market conditions could negatively impact our business, results of operations and financial condition.
•Potential strategic transactions that we evaluate may not occur, and even if they do occur, they may not be successful in increasing stockholder value or providing liquidity for our stockholders.
•Our ongoing business strategy involves the selling of assets; however, we may be unable to sell an asset at acceptable terms and conditions, if at all.

•Our ongoing strategy depends, in part, upon completing future acquisitions and dispositions, and we may not be successful in identifying attractive acquisition opportunities and consummating these transactions.
•We depend on tenants for our revenue, and accordingly, lease terminations, tenant defaults and bankruptcies could adversely affect the income produced by our assets.
•Our retail portfolio is subject to geographic concentration, which exposes us to risks of oversupply and competition in the relevant markets.
•We may be unable to renew leases, lease vacant space or re-let space as leases expire, thereby increasing or prolonging vacancies, which would adversely affect our financial condition, cash flows and results of operations.
•We may be required to make significant expenditures to improve our properties in order to retain and attract tenants.
•An increase in real estate taxes may decrease our income from properties.
•Retail conditions may adversely affect our income and our ability to make distributions to our stockholders.
•Continued slow or negative growth in the retail industry could result in defaults by retail tenants, which could have an adverse impact on our business, financial condition or result of operations.
•Our success depends on the success and continued presence of our anchor tenants.
•If our non-anchor tenants terminate their leases, our cash flow and results of operations could be adversely affected.
•We may be restricted from re-leasing space at our retail properties.
•Our retail leases may contain co-tenancy provisions, which would have an adverse effect on our operation of such retail properties if exercised.
•Debt service may reduce the funds available for distribution and increase the risk of loss since defaults may cause us to lose the properties securing the loans.
•If we are unable to borrow at favorable rates, we may not be able to refinance existing loans at maturity.
•Our existing or future debt agreements will contain covenants that restrict certain aspects of our operations, and our failure to comply with those covenants could materially and adversely affect us.
•Our mortgage agreements contain certain provisions that may limit our ability to sell our properties.
•Covenants applicable to current or future debt could restrict our ability to make distributions necessary to qualify as a REIT, which could materially and adversely affect us and the value of our common stock.
•Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.
•To hedge against interest rate fluctuations, we use derivative financial instruments, which may be costly and ineffective.
•We may be contractually obligated to purchase property even if we are unable to secure financing for the acquisition.
•Our special purpose property-owning subsidiaries may default under non-recourse mortgage loans.
•Actions of our joint venture partner could negatively impact our performance.
•The termination of our joint venture may adversely affect our cash flow, operating results, and our ability to make distributions to stockholders.
•We could incur significant indemnification liabilities in connection with the spin-off transactions of our former subsidiaries.
•Since our shares are not currently traded on a national stock exchange, there is no established public market for our shares and our stockholders may not be able to sell their shares.
•The estimated per share value of our common stock is based on a number of assumptions and estimates that may not be accurate or complete and is also subject to a number of limitations.
•There is no assurance that we will be able to continue paying cash distributions or that distributions will continue to increase over time.
•Funding distributions from sources other than cash flow from operating activities may negatively impact our ability to sustain or pay future distributions and result in us having less cash available for other uses, such as property purchases.
•Our Share Repurchase Program may be amended, suspended or terminated by our board of directors at any time without stockholder approval, reducing the potential liquidity of a stockholder's investment. In July 2020, as a result of the COVID-19 pandemic, the Board suspended our Share Repurchase Program.

•Our rights and the rights of our stockholders to take action against our directors and officers are limited.
•Our charter permits our Board to issue preferred stock on terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.
•Certain provisions of Maryland law could inhibit changes in control.
•Our Board or a committee of our Board may change our investment policies without stockholder approval.
•Our assets may be subject to impairment charges that may materially and adversely affect our financial results.
•We are increasingly dependent on information technology, and are therefore subject to greater cyber risks.
•Failure to remain qualified as a REIT would cause us to be taxed as a regular corporation, which could substantially reduce funds available for distributions to our stockholders.
•REIT distribution requirements could adversely affect our liquidity and may force us to borrow funds or sell assets during unfavorable market conditions.
•Failure to make required distributions would subject us to federal corporate income tax.
•The prohibited transactions tax may limit our ability to dispose of our properties, and we could incur a material tax liability if the IRS successfully asserts that the 100% prohibited transaction tax applies to some or all of our dispositions.
•We may fail to qualify as a REIT if the IRS successfully challenges the valuation of our common stock used for purposes of our dividend reinvestment program.
•Stockholders may have tax liability on distributions that they elect to reinvest in our common stock.
•We may fail to qualify as a REIT as a result of our investments in joint ventures and other REITs.
•Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
Risks Related to the COVID-19 Pandemic
The ongoing COVID-19 pandemic, and the future outbreak of other highly infectious or contagious diseases, is expected to continue to materially and adversely impact and disrupt our business, financial condition, results of operations and cash flows.
The COVID-19 pandemic has negatively impacted our business and financial performance, and we expect this impact to continue. The states in which our retail properties are located are in varying stages of restrictions and re-openings in response to the COVID-19 pandemic. Certain jurisdictions had begun re-opening only to return to restrictions in the face of increases in new COVID-19 cases. We are unable to predict whether cases of COVID-19 in these markets or other areas in which we operate will decrease, increase, or remain the same, whether the approved COVID-19 vaccines will be efficiently distributed in these markets, and whether local governments will mandate closures of our tenants' businesses or implement other restrictive measures on their and our operations. Many of our tenants have already been adversely affected by the COVID-19 pandemic and actions taken to contain or prevent its spread. A substantial number of tenants have temporarily closed their businesses, shortened their operating hours or are offering reduced services. As a result, the Company has observed a substantial increase in the number of tenants that have made late or partial rent payments, requested a deferral of rent payments, or defaulted on rent payments, and it is likely that more of our tenants will be similarly impacted in the future. Additionally, certain tenants have declared bankruptcy as a result of the effects of the pandemic and additional tenants may declare bankruptcy in the future.
The global spread and unprecedented impact of COVID-19 has created significant volatility, uncertainty and economic disruption. The extent to which the COVID-19 pandemic continues to impact our business, operations, and financial results is highly uncertain and will depend on numerous evolving factors that we may not be able to accurately predict. The COVID-19 pandemic, including any resurgences, or a future pandemic, could also have material and adverse effects on our financial condition, results of operations, cash flows and per share value due to, among other factors:
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
The impact of COVID-19 may also heighten other risks discussed herein, which could adversely affect our business, financial condition, results of operations, cash flows and estimated share value.
Risks Related to Our Business and Strategy
A consumer shift in retail shopping from brick and mortar stores to e-commerce may have an adverse impact on our revenues and cash flow.
The majority of national retailers operating brick and mortar stores have made e-commerce sales an important part of their business model. The shift to e-commerce sales may adversely impact their sales for brick and mortar stores, causing those retailers to adjust the size or number of retail locations in the future. This shift could adversely impact our occupancy and rental rates, which would, in turn, adversely impact our revenues and cash flows.
Economic, political and market conditions could negatively impact our business, results of operations and financial condition.
Our business is affected by economic, political and market challenges experienced by the U.S. or global economies or the real estate industry as a whole (and, in particular, the retail sector); by the regional or local economic conditions in the markets in which our assets are located, including any dislocations in the credit markets; or by competitive business market conditions experienced by us and/or our retail tenants and shadow anchor retailers (anchor retailers that anchor our assets but whose properties are not owned or leased by us), such as challenges competing with e-commerce channels. These conditions may materially affect our tenants, shadow anchor retailers, the value and performance of our assets and our ability to sell assets, as well as our ability to make principal and interest payments on, or refinance, outstanding debt when due. Challenging economic conditions may also impact the ability of certain of our tenants to enter into new leasing transactions or to satisfy rental payments under existing leases. Specifically, these conditions may have the following consequences:
•the financial condition of our tenants may be adversely affected, which may result in us having to increase concessions, reduce rental rates or make capital improvements in order to maintain occupancy levels or to negotiate for reduced space needs, which may result in a decrease in our occupancy levels and cash flows;
•significant job loss may occur, which may decrease demand for space and result in lower occupancy levels, which will result in decreased revenues and could diminish the value of assets that depend, in part, upon the cash flow generated by our assets;
•an increase in the number of bankruptcies or insolvency proceedings of our tenants and lease guarantors, which could delay our efforts to collect rent and any past due balances under the relevant leases and ultimately could preclude collection of these sums;
•our ability to borrow on terms and conditions that we find acceptable may be limited;
•consolidation in the retail sector, including by e-commerce retailers, which could negatively impact the rental rates we are able to charge and occupancy levels;
•the amount of capital that is available to finance assets could diminish, which, in turn, could lead to a decline in asset values generally, slow asset transaction activity, and reduce the loan to value ratio upon which lenders are willing to lend;
•the value of certain of our assets may decrease below the amounts we paid for them, which would limit our ability to dispose of assets at attractive prices or for potential buyers to obtain debt financing secured by these assets and could reduce our ability to finance our business; and

•changing government regulations, including tax policies.
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
We seek to expand, develop and re-develop some of our existing properties and such activity is subject to various risks. We may not be successful in identifying and pursuing expansion, development and re-development opportunities. In addition, like newly-acquired properties, expanded, developed and re-developed properties may not perform as well as expected. Risks include the following:
•we may be unable to lease developments to full occupancy on a timely basis;
•the occupancy rates and rents of a completed project may not be sufficient to make the project profitable;
•actual costs of a project may exceed original estimates, possibly making the project unprofitable;
•delays in the development or construction process may increase our costs;
•we may not be able to obtain, or may experience delays in obtaining necessary zoning, land use, building, occupancy and other required governmental permits and authorizations;
•we may abandon a development project and lose our investment;
•the size of our development pipeline may strain our labor or capital capacity to complete developments within targeted timelines and may reduce our investment returns;
•a reduction in the demand for new retail space may reduce our future development activities, which in turn may reduce our net operating income; and
•changes in the level of future development activity may adversely impact our results from operations by reducing the amount of certain internal overhead costs that may be capitalized.
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
Risks Related to the Real Estate Industry
There are inherent risks with investments in real estate, including the relative illiquidity of such investments.
Investments in real estate are subject to varying degrees of risk. For example, an investment in real estate cannot generally be quickly sold, and we cannot predict whether we will be able to sell any asset we desire to on the terms set by us or acceptable to us, or the length of time needed to find a willing purchaser and to close the sale of such asset. Moreover, the Code imposes restrictions on a REIT’s ability to dispose of assets that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs require that we hold our assets for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of assets that otherwise would be in our best interests. Therefore, we may not be able to vary our retail platform promptly in response to changing economic, financial and investment conditions and dispose of assets at opportune times or on favorable terms, which may adversely affect our cash flows and our ability to make distributions to stockholders.
Investments in real estate are also subject to adverse changes in general economic conditions. Among the factors that could impact our assets and the value of an investment in us are the following:
•risks associated with the possibility that cost increases will outpace revenue increases and that in the event of an economic slowdown, the high proportion of fixed costs will make it difficult to reduce costs to the extent required to offset declining revenues;
•changes in tax laws and property taxes, or an increase in the assessed valuation of an asset for real estate tax purposes;
•adverse changes in the federal, state or local laws and regulations applicable to us, including those affecting zoning, fuel and energy consumption, water and environmental restrictions, and the related costs of compliance;
•changing market demographics;
•an inability to finance real estate assets on favorable terms, if at all;
•the ongoing need for owner-funded capital improvements and expenditures to maintain or upgrade assets;
•fluctuations in real estate values or potential impairments in the value of our assets;
•natural disasters, such as earthquakes, floods or other insured or uninsured losses; and
•changes in interest rates and availability, cost and terms of financing.
We depend on tenants for our revenue, and accordingly, lease terminations, tenant defaults and bankruptcies could adversely affect the income produced by our assets.
Our business and financial condition depend on the financial stability of our tenants. Certain economic conditions may adversely affect one or more of our tenants. For example, business failures, downsizings, changing consumer tastes and e-commerce can contribute to reduced consumer demand for retail products and services, which would impact tenants of our properties. In addition, our properties typically are anchored by large, nationally recognized tenants, any of which may experience a downturn in its business that may weaken significantly its financial condition and thus the performance of the applicable shopping center. Further, mergers or consolidations among large retail establishments could result in the closure of existing stores or duplicate or geographically overlapping store locations, which could include tenants at our retail properties.
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
Our retail portfolio is subject to geographic concentration, which exposes us to risks of oversupply and competition in the relevant markets. Significant increases in the supply of certain property types without corresponding increases in demand in those markets could have a material adverse effect on our financial condition, our results of operations and our ability to pay distributions.
As of December 31, 2020, approximately 41.4% of the total annualized base rental income in our retail portfolio was generated by properties located in Texas, with 13.0%, 12.9%, 10.8%, and 4.8% of our total annualized base rental income generated by properties located in the Houston, Austin, Dallas-Fort Worth-Arlington, and San Antonio metropolitan areas, respectively. An oversupply of retail properties in any of these markets could have a material adverse effect on our financial condition, our results of operations and our ability to pay distributions.
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
We also face competition from other real estate investment programs for buyers. We perceive there to be a smaller population of potential buyers for certain types of assets that comprise our retail portfolio in comparison to assets in other real estate sectors, which may make it challenging for us to sell certain of our retail properties.
We may be unable to renew leases, lease vacant space or re-let space as leases expire, thereby increasing or prolonging vacancies, which would adversely affect our financial condition, cash flows and results of operations.
As of December 31, 2020, our pro rata combined retail portfolio was 93.8% occupied. As of December 31, 2020, leases representing approximately 6.2% and 13.8% of our pro rata combined retail portfolio GLA was scheduled to expire in 2021 and 2022, respectively. We cannot assure our stockholders that leases will be renewed or that our properties will be re-leased on terms equal to or better than the current terms, or at all. We also may not be able to lease space which is currently not occupied on acceptable terms and conditions, if at all. In addition, some of our tenants have leases that include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no liability to us. We may be required to offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to retain these tenants or attract new ones. It is possible that, in order to lease currently vacant space, or space that may become vacant, we will be required to make rent or other concessions to tenants, accommodate requests for renovations, make tenant improvements and other improvements or provide additional services to our tenants. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire or to attract new tenants. Portions of our assets may remain vacant for extended periods of time. If the rental rates for our assets decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, cash flows and results of operations could be adversely affected.
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
We are subject to risks from natural disasters, severe weather, and climate change.
Natural disasters and severe weather such as earthquakes, wildfires, mudslides, tornadoes, hurricanes, blizzards, hailstorms or floods may result in significant damage to our properties, disrupt operations at our properties and adversely affect both the value of our properties and the ability of our tenants and operators to make their scheduled rent payments to us. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. These losses may not be insured or insurable at commercially reasonable rates. When we have a geographic concentration, a single catastrophe or destructive weather event affecting a region may have a significant negative effect on our financial condition, results of operations, and cash flows. As a result, our operating and financial results may vary significantly from one period to the next. We also are exposed to the risk of an increased need for the maintenance and repair of our buildings due to inclement weather. In addition, climate change may adversely impact our properties directly and may lead to additional compliance obligations and costs, including insurance premiums, taxes and fees.
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
An increase in real estate taxes may decrease our net operating income from properties.
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
An economic downturn, such as the one we are currently experiencing as a result of the COVID-19 pandemic, could have an adverse impact on the retail industry generally. Continued slow or negative growth in the retail industry could result in defaults by retail tenants, which could have an adverse impact on our business, financial condition or result of operations.
An economic downturn, such as the one we are currently experiencing as a result of the COVID-19 pandemic, could have an adverse impact on the retail industry generally. As a result, the retail industry could face further reductions in sales revenues and increased bankruptcies. Adverse economic conditions may result in an increase in distressed or bankrupt retail companies, which in turn would result in an increase in defaults by tenants at our commercial properties. Such conditions may also affect shadow anchor retailers in some of our centers, which we cannot control. Although we do not generate revenue from shadow anchor retailers, their presence drives traffic to some of our centers. Additionally, continued slow or negative economic growth could hinder new entrants into the retail market, which may make it difficult for us to fully lease our real properties. Tenant defaults and decreased demand for retail space would have an adverse impact on the value of our retail properties and our results of operations.
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
As of December 31, 2020, approximately 55.5% of our total annualized base rental income is generated by our non-anchor tenants. Our non-anchor tenants may be more vulnerable to negative economic conditions as they generally have more limited resources than our anchor tenants. If a significant number of our non-anchor tenants experience financial difficulties or are unable to remain open, our cash flow, financial condition and result of operations could be adversely affected.
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
Risks Related to Financing and Indebtedness
Volatility in the financial markets and challenging economic conditions could adversely affect our ability to secure debt financing on attractive terms and our ability to service our indebtedness.
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
Further, economic conditions could negatively impact commercial real estate fundamentals and result in declining values in our retail portfolio and in the collateral securing any loan investments we may make, which could have various negative impacts. Specifically, the value of collateral securing any loan we hold could decrease below the outstanding principal amounts of such loans.
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
As of December 31, 2020, approximately $150.0 million of our debt bore interest at variable rates. Increases in interest rates on variable rate debt reduces the funds available for other needs, including distributions to our stockholders. As of December 31, 2020, approximately $407.3 million of our total indebtedness bore interest at rates that are fixed. As fixed-rate debt matures, we may not be able to borrow at rates equal to or lower than the rates on the expiring debt. In addition, if rising interest rates cause us to need additional capital to repay indebtedness, we may be forced to sell one or more of our properties or investments in real estate at times that may not permit us to realize the return on the investments we would have otherwise realized.
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
Risks Related to our Joint Venture
Actions of our joint venture partner could negatively impact our performance.
With respect to our joint venture, we are not in a position to exercise sole decision-making authority regarding the property or the joint venture. Consequently, our joint venture may involve risks not present with other methods of investing in real estate. For example, our joint venture partner may have economic or business interests or goals which are or which become inconsistent with our economic or business interests or goals or may take action contrary to our instructions or requests or contrary to our policies or objectives. We have experienced these events from time to time with our former joint venture partners, which in some cases have resulted in litigation. An adverse outcome in any lawsuit could have a material effect on our business, financial condition or results of operations. In addition, any litigation increases our expenses and prevents our officers and directors from focusing their time and effort on our retail portfolio and business plans. Our relationship with our joint venture partner is contractual in nature. These agreements may restrict our ability to sell our interest when we desire or on advantageous terms and may be terminated or dissolved and, in each event, we may not continue to own or operate the interests or assets underlying the relationship or may need to purchase the interests or assets at an above-market price to continue ownership. Such joint venture investments may involve other risks not otherwise present with a direct investment in real estate, including the following examples:
•the possibility that the investment may require additional capital that we or our joint venture partner does not have, which lack of capital could affect the performance of the investment or dilute our interest if our joint venture partner were to contribute our share of the capital;
•the possibility that our joint venture partner in an investment might breach a loan agreement or other agreement or otherwise, by action or inaction, act in a way detrimental to us or the investment;
•the possibility that we may incur liabilities as the result of the action taken by our joint venture partner; or
•that such joint venture partner may exercise buy/sell rights that force us to either acquire the entire investment, or dispose of our share, at a time, on terms and/or at a price that may not be consistent with our investment objectives.
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
Risks Related to our Spin-off Transactions
We could incur significant indemnification liabilities in connection with the spin-off transactions of our former subsidiaries. It is also possible that our former subsidiaries will not satisfy their indemnification obligations to us, leaving us with significant liabilities for business and assets that we no longer own. Any of these outcomes could materially adversely affect our operations.
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
The estimated per share value of our common stock is based on a number of assumptions and estimates that may not be accurate or complete and is also subject to a number of limitations.
On December 21, 2021, we announced an estimated value of our common stock as of December 1, 2020, equal to $2.89 per share. Our Board engaged Duff & Phelps, LLC ("Duff & Phelps"), an independent third-party valuation advisory firm that specializes in providing real estate valuation services, to advise the Audit Committee and the Board in their estimate of the per share value of our common stock outstanding as of December 1, 2020. As with any methodology used to estimate value, the methodology employed by Duff & Phelps and the recommendations made by us were based upon a number of estimates and assumptions that may not have been accurate or complete. Further, different parties using different assumptions and estimates could have derived a different estimated per share value, which could be significantly different from our estimated per share value. The estimated per share value does not represent: (i) the expected price at which our shares would trade on a national securities exchange, (ii) the amount per share a stockholder would obtain if he, she or it tried to sell his, her or its shares or (iii) the amount per share stockholders would receive if we liquidated our assets and distributed the proceeds after paying all our expenses and liabilities. Furthermore, the estimated share value is generally determined only as of a particular date once a year and could be subject to significant volatility due to a variety of economic, political, market, competitive and other factors, which could cause the estimated share value to go up or down over time. Accordingly, with respect to the estimated per share value, we can give no assurance that:
•a stockholder would be able to resell his, her or its shares at this estimated value;
•a stockholder would ultimately realize distributions per share equal to our estimated per share value upon liquidation of our assets and settlement of our liabilities or a sale of the Company;
•our shares would trade at a price equal to or greater than the estimated per share value if we listed them on a national securities exchange;
•the methodology used to estimate our per share value would be acceptable to the Financial Industry Regulatory Authority ("FINRA") or that the estimated per share value will satisfy the applicable annual valuation requirements under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and the Code with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code; or
•this estimated value will increase, stay at the current level, or not continue to decrease, over time.
There is no assurance that we will be able to continue paying cash distributions or that distributions will continue to increase over time.
Historically we have paid, and we intend to continue to pay, regular cash distributions to our stockholders. On November 11, 2019, our Board approved an increase to our annual distribution rate effective for the quarterly distribution payable in April 2020 from $0.0737 per share to $0.0759, on an annualized basis. The adjustment to the distribution rate equates to a 2020 calendar year total distribution of $0.07535 per share (an annual rate of $0.0737 per share paid in January 2020 and an annual rate of $0.0759 per share paid in April, July and October 2020). On December 17, 2020, our Board approved an increase to our annual distribution rate effective for the quarterly distribution payable in April 2021, from $0.0759 to $0.0782, on an annualized basis.
Our ability to continue to pay dividends at current rates or to continue to increase our dividend rate will depend on a number of factors, including, among others, the following:
•our financial condition and results of future operations;
•the terms of our loan covenants; and
•our ability to acquire, finance, develop or redevelop and lease additional properties at attractive rates.
If we do not maintain or periodically increase the dividend on our common stock, it may have an adverse effect on the value of our common stock and other securities. As we execute on our retail strategy, our Board expects to evaluate our distribution rate on a periodic basis. See Part I. Item 1. “Business - Current Strategy and Outlook" for more information regarding our retail strategy.
Factors that can affect the availability and timing of cash distributions include our ability to earn positive yields on our real estate assets, the yields on securities in which we invest and our operating expense levels, and many others. Our retail platform strategy may also affect our ability to pay our cash distributions if we are not able to timely reinvest the capital we receive from our property dispositions. There is no assurance that we will be able to continue paying distributions at the current level or that the amount of distributions will increase, or not continue to decrease, over time. Even if we are able to continue paying distributions, the actual amount and timing of distributions is determined by our Board in its discretion and typically depends on the amount of funds available for distribution, which depends on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time.
Funding distributions from sources other than cash flow from operating activities may negatively impact our ability to sustain or pay future distributions and result in us having less cash available for other uses, such as property purchases.
If our cash flow from operating activities is not sufficient to fully fund the payment of distributions, the level of our distributions may not be sustainable. For the year ended December 31, 2020, distributions were paid from cash flow from operations, distributions from unconsolidated entities and proceeds from the sales of properties.
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
Our Share Repurchase Program, as defined in "Part II, Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities", is designed to provide qualified stockholders with limited, interim liquidity by enabling them to sell their shares back to us. Our board of directors, however, may amend, suspend or terminate the Share Repurchase Program at any time in its sole discretion without stockholder approval. Any amendments to or suspension or termination of, the Share Repurchase Program may restrict or eliminate a stockholder's ability to resell shares to us. On June 11, 2020, we announced that our Board voted to suspend the SRP until further notice. Pursuant to the terms of the SRP, the suspension went into effect on July 11, 2020.
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
Risks Related to Our Organization and Corporate Structure
Stockholders have limited control over changes in our policies and operations.
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
Under Maryland law generally, a director is required to perform his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Under Maryland law, directors are presumed to have acted in accordance with this standard of conduct. In addition, our charter eliminates the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from the following:
•actual receipt of an improper benefit or profit in money, property or services; or
•active and deliberate dishonesty by the director or officer that was established by a final judgment as being material to the cause of action adjudicated.
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
Certain provisions of the Maryland General Corporation Law ("MGCL"), may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in our control under circumstances that otherwise could provide the holders of our common stock with the opportunity to benefit from a sale of our common stock, including the following:
•"business combination" provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns, directly or indirectly, 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding stock at any time within the two-year period immediately prior to the date in question) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose fair price and/or supermajority stockholder voting requirements on these combinations; and
•"control share" provisions that provide that "control shares" of our company (defined as voting shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of issued and outstanding control shares) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.
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
Operational Risks
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
We have deposited our cash and cash equivalents in several banking institutions in an attempt to minimize exposure to the failure of any one of these entities. However, the Federal Deposit Insurance Corporation ("FDIC") generally only insures limited amounts per depositor per insured bank. At December 31, 2020, we had cash and cash equivalents and restricted cash deposited in interest-bearing transaction accounts at certain financial institutions exceeding these federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits in excess of the federally insured levels. The loss of our deposits would reduce the amount of cash we have available.
Technology and Information Systems Risks
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
•we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal corporate income tax on our taxable income;
•we could be subject to the U.S. federal alternative minimum tax for the tax years prior to January 1, 2018, and possibly increased state and local taxes; and
•unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.
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
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transactions tax equal to 100% of net gain upon a disposition of an asset. As part of our plan to refine our retail portfolio, we have selectively disposed of certain of our properties in the past and intend to make additional dispositions of our assets in the future. Although a safe harbor to the characterization of the sale of property by a REIT as a prohibited transaction is available, not all of our past dispositions have qualified for that safe harbor and some or all of our future dispositions may not qualify for that safe harbor. We believe that our past dispositions will not be treated as prohibited transactions, and we intend to avoid disposing of property that may be characterized as held primarily for sale to customers in the ordinary course of business. To avoid the prohibited transaction tax, we may choose not to engage in certain sales of our assets or may conduct such sales through a TRS, which would be subject to federal, state and local income taxation. Moreover, no assurance can be provided that the IRS will not assert that some or all of our future dispositions are subject to the 100% prohibited transactions tax. If the IRS successfully imposes the 100% prohibited transactions tax on some or all of our dispositions, the resulting tax liability could be material.

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
We reactivated our Third Amended and Restated Distribution Reinvestment Program ("DRP"), as defined in "Part II, Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities", after suspending it in August 2014, at which time dividends would not quality for the dividends paid deduction if determined to be preferential. On June 11, 2020, we announced that our Board voted to suspend the DRP until further notice. Pursuant to the terms of the DRP, the suspension went into effect on July 11, 2020. Stockholders who participated in our DRP received distributions in the form of shares of our common stock rather than in cash. At the time our DRP was suspended in 2014, the purchase price per share under our DRP was equal to 100% of the "market price" of a share of our common stock. Because our common stock was not, and is not yet, listed for trading, for these purposes, "market price" means the fair market value of a share of our common stock, as estimated by us. Prior to the suspension of our DRP, our DRP has offered participants the opportunity to acquire newly-issued shares of our common stock at a discount to the "market price." Pursuant to an IRS ruling, the prohibition on preferential dividends does not prohibit a REIT from offering shares under a distribution reinvestment plan at discounts of up to 5% of fair market value, but a discount in excess of 5% of the fair market value of the shares would be considered a preferential dividend. Any discount we have offered in the past, prior to the 2014 suspension of the DRP, was intended to fall within the safe harbor for such discounts set forth in the ruling published by the IRS. However, the fair market value of our common stock has not been susceptible to a definitive determination. If the purchase price under our DRP, prior to its suspension in 2014, is deemed to have been at more than a 5% discount at any time, we would be treated as having paid one or more preferential dividends at such time. Similarly, we would be treated as having paid one or more preferential dividends in or prior to 2014 if the IRS successfully asserted that the value of the common stock distributions paid to stockholders participating in our DRP, prior to its suspension in 2014, exceeded on a per-share basis the cash distribution paid to our other stockholders, which could occur if the IRS successfully asserted that the fair market value of our common stock exceeded the "market value" used for purposes of calculating the distributions under our DRP. If we are determined to have paid preferential dividends in or prior to 2014 as a result of our DRP prior to its suspension in 2014, we would likely fail to qualify as a REIT.
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
General Risks
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table summarizes the properties included in our retail portfolio, on a wholly-owned, IAGM, and pro-rata combined basis, as of December 31, 2020.

	Wholly-Owned Retail Properties	IAGM Retail Properties	Pro Rata Combined Retail Portfolio
No. of properties	55	10	65
GLA (square feet)	8,392,572	2,470,193	9,751,178
Economic occupancy	94.8%	87.4%	93.8%
ABR PSF	$18.69	$17.36	$18.52
The following table represents the geographical diversity of our retail portfolio by GLA as of December 31, 2020.

			GLA
State	Region	No. of Properties	Wholly-Owned Retail Properties	IAGM Retail Properties at Share	Pro Rata Combined Retail Portfolio
Texas	Southwest	25	2,459,753	1,358,606	3,818,359
Florida	South Atlantic	10	1,981,512	—	1,981,512
Georgia	South Atlantic	10	1,058,095	—	1,058,095
California	West	7	1,050,623	—	1,050,623
North Carolina	South Atlantic	7	1,015,870	—	1,015,870
Colorado	West	3	466,460	—	466,460
Maryland	East	2	183,348	—	183,348
Virginia	South Atlantic	1	176,911	—	176,911
		65	8,392,572	1,358,606	9,751,178
The following table represents information regarding the top 10 tenants in our Pro Rata Combined Retail Portfolio by total ABR and GLA as of December 31, 2020.

	ABR				GLA (square feet)
Tenant Name (a)	Wholly-Owned Retail Properties	IAGM Retail Properties at Share	Pro Rata Combined Retail Portfolio	Percentage of Total ABR	Wholly-Owned Retail Properties	IAGM Retail Properties at Share	Pro Rata Combined Retail Portfolio	Percentage of Total Occupied GLA
Kroger	$8,437	$914	$9,351	5.7%	789,067	90,636	879,703	9.0%
Publix Super Markets, Inc.	6,504	—	6,504	4.0%	628,926	—	628,926	6.4%
Albertson's	4,979	—	4,979	3.0%	425,481	—	425,481	4.4%
TJX Companies	4,284	—	4,284	2.6%	372,534	—	372,534	3.8%
Bed Bath & Beyond Inc.	2,827	623	3,450	2.1%	218,278	63,638	281,916	2.9%
Petsmart, Inc.	2,270	428	2,698	1.6%	150,696	26,186	176,882	1.8%
Best Buy	2,113	506	2,619	1.6%	137,928	41,644	179,572	1.8%
H.E.B.	1,713	660	2,373	1.5%	157,945	104,775	262,720	2.7%
Whole Foods Market	2,156	—	2,156	1.3%	154,551	—	154,551	1.6%
Ross Dress for Less	1,796	351	2,147	1.3%	150,324	33,083	183,407	1.9%
Totals	$37,079	$3,482	$40,561	24.7%	3,185,730	359,962	3,545,692	36.3%
(a)The top ten tenants shown reflect the top ten tenants in the wholly-owned retail portfolio and the ABR and GLA at pro-rata share of those tenants at the IAGM properties.

The following table represents the lease expirations of our economic occupied Pro Rata Combined Retail Portfolio as of December 31, 2020.

Lease Expiration Year	No. of Expiring Leases (a)	GLA of Expiring Leases (square feet)	Percent of Total GLA of Expiring Leases	ABR of Expiring Leases	Percent of Total ABR	Expiring ABR PSF
2021	164	563,481	6.2%	$11,917	7.2%	$21.15
2022	216	1,259,937	13.8%	21,866	13.2%	17.35
2023	206	941,373	10.3%	17,323	10.4%	18.40
2024	189	1,057,370	11.6%	20,240	12.2%	19.14
2025	181	1,103,190	12.1%	18,741	11.3%	16.99
2026	117	572,273	6.3%	11,989	7.2%	20.95
2027	111	860,210	9.4%	17,885	10.8%	20.79
2028	78	441,421	4.8%	8,886	5.4%	20.13
2029	91	510,490	5.6%	10,209	6.1%	20.00
2030	71	360,474	3.9%	8,271	5.0%	22.94
Thereafter	64	1,264,119	13.9%	17,890	10.7%	14.15
Other (b)	270	192,591	2.1%	784	0.5%	21.73
Totals	1,758	9,126,929	100%	$166,001	100%	$18.19
(a)No. of expiring leases includes IAGM at 100%.
(b)Other lease expirations include the GLA, ABR and ABR PSF of month-to-month and the GLA of specialty leases. Specialty leasing, which is included in other property income, represents leases of less than one year in duration for inline space and includes any term length for a common area space. Examples include retail holiday stores, storage, and short-term clothing and furniture consignment stores. Specialty leasing includes, but is not limited to, any term length for a common area space, including but not limited to, tent sales, automated teller machines, cell towers, billboards, and vending.
For purposes of preparing the table, we have not assumed that unexercised contractual lease renewal or extension options contained in our leases will, in fact, be exercised. Our retail business is neither highly dependent on specific retailers nor subject to lease roll-over concentration. We believe this minimizes risk to our retail portfolio from significant revenue variances over time.
Certain of our properties are encumbered by mortgages, totaling $107.3 million as of December 31, 2020. Additional detail about our retail properties can be found on Schedule III – Real Estate and Accumulated Depreciation.
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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our shares of common stock are not listed on a national securities exchange and there is not otherwise an established public trading market for our shares. We publish an estimated per share value of our common stock to assist broker dealers that sold our common stock in our initial and follow-on "best efforts" offerings to comply with the rules published by FINRA. On December 21, 2020, we announced an estimated value of our common stock as of December 1, 2020, equal to $2.89 per share.
The Audit Committee of our Board and our Board engaged Duff & Phelps, an independent third-party global valuation advisory and corporate finance consulting firm that specializes in providing real estate valuation services, to advise the Audit Committee and the Board in their estimate of the per share value of our common stock as of December 1, 2020. Duff & Phelps has extensive experience estimating the fair values of commercial real estate. The report furnished to the Audit Committee and the Board by Duff & Phelps complies with the reporting requirements set forth under Standard Rule 2-2(b) of the Uniform Standards of Professional Appraisal Practice and is certified by a member of the Appraisal Institute with the MAI designation. The Duff & Phelps report, dated December 11, 2020, reflects values as of December 1, 2020.
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
The Board is ultimately and solely responsible for the determination of the estimated per share value of our common stock. The estimated per share value was determined and approved by the Board based on the recommendation of the Audit Committee.
Duff & Phelps provided a range of per share values for the Audit Committee and the Board to consider and utilized the "net asset value" or "NAV" method. This method is based on the fair value of real estate, real estate-related investments and all other assets, less the fair value of total liabilities. The fair value estimate of the real estate assets is equal to the sum of its individual real estate values. Generally, Duff & Phelps estimated the value of our real estate and real estate-related assets at our ownership interest using the income capitalization approach, which included using a discounted cash flow calculation of projected net operating income, less capital expenditures, for each property for the ten-year hold period ending November 30, 2030 or the residual stabilized year, and applying a market supported discount rate and capitalization rate. For properties under contract for sale, Duff & Phelps valued the assets at the contractual purchase price. For all other assets, including cash and other current assets, fair value was determined separately. A fair value of our long-term debt obligations, including current liabilities, was also estimated by Duff & Phelps, by comparing market interest rates to the contract rates on our long-term debt and discounting to present value the difference in future payments.
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
The NAV per share provided by Duff & Phelps was estimated by subtracting the fair value of the total liabilities from the fair value of the total assets and then dividing the result by the number of shares of common stock outstanding on a fully diluted basis as of December 1, 2020. Duff & Phelps then applied a discount rate sensitivity analysis on the discount rates used to value the retail properties resulting in a value range of $2.76 to $3.03 per share, with a midpoint of $2.89 per share.
On December 17, 2020, our Audit Committee and our Board met to review and discuss the Duff & Phelps report. Following this review, the Audit Committee recommended and the Board unanimously determined a new estimated per share value of our common stock of $2.89 as of December 1, 2020.
Limitations of the Estimated Per Share Value
As with any methodology used to estimate value, the methodology employed and the recommendations made by the Company were based upon a number of estimates and assumptions that may not be accurate or complete. Further, different parties using different assumptions and estimates could derive a different estimated per share value, which could be significantly different from our estimated per share value. The estimated per share value does not represent (i) the amount at which our shares would trade at on a national securities exchange, (ii) the amount a stockholder would obtain if he or she tried to sell his or her shares, or (iii) the amount stockholders would receive if we liquidated our assets and distributed the proceeds after paying all of our expenses and liabilities. Accordingly, with respect to the estimated per share value, we can give no assurance that:
•a stockholder would be able to resell his or her shares at this estimated value;
•a stockholder would ultimately realize distributions per share equal to our estimated per share value upon liquidation of our assets and settlement of our liabilities or a sale of the Company;
•our shares would trade at a price equal to or greater than the estimated per share value if we listed them on a national securities exchange;
•the methodology used to estimate our per share value would be acceptable to FINRA or that the estimated per share value will satisfy the applicable annual valuation requirements under ERISA and the Code, with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code; or

•the estimated value will increase, stay at the current level, or not continue to decrease, over time.
The estimated per share value was determined by our Board on December 17, 2020 and reflects the fact that the estimate was calculated at a moment in time. The value of our shares will likely change over time and will be influenced by changes to the value of our individual assets as well as changes and developments in the real estate and capital markets and the economy as a whole. We currently anticipate publishing a new estimated per share value within one year. Nevertheless, stockholders should not rely on the estimated per share value in making a decision to buy or sell shares of our common stock.
Suspension of Second Amended and Restated Share Repurchase Program and the Amended and Restated Distribution Reinvestment Plan
On November 1, 2019, we adopted a Second Amended and Restated Share Repurchase Program ("Share Repurchase Program", or "SRP"), authorizing redemption of the Company's shares of common stock, subject to certain conditions and limitations, to provide limited liquidity to qualifying stockholders. During the year ended December 31, 2020, 2,136,119 shares were repurchased in connection with the SRP at a price per share of $2.355. During the year ended December 31, 2019, 8,517,605 shares were repurchased in connection with the SRP at a price per share of $2.355.
On November 1, 2019, we began offering shares of our common stock to our existing stockholders pursuant to our Third Amended and Restated Distribution Reinvestment Plan ("DRP"). During the year ended December 31, 2020 we sold a total of 79,040 shares in connection with the DRP at a price per share of $2.355.
On June 11, 2020, we announced that our Board voted to suspend the SRP and the DRP until further notice, in light of the COVID-19 pandemic. Pursuant to the terms of the SRP and DRP, the suspensions went into effect on July 11, 2020.
Stockholders
As of January 1, 2021, we had approximately 145,000 stockholders of record.
Distributions
We have been paying cash distributions since October 2005. Our quarterly distributions are paid one quarter in arrears.
During the years ended December 31, 2020 and 2019, we paid cash distributions of $54.2 million and $53.3 million, respectively, or $0.075 and $0.073 per share of common stock, respectively.
For federal income tax purposes, for the year ended December 31, 2020, $0.037 per share, or approximately 49% of the Company's total distributions would be treated as an ordinary dividend and $0.038 per share, or approximately 51%, of the Company's total distributions would be treated as a non-taxable return of capital and will reduce the tax basis of each share of the Company's common stock held.
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
Any future determination to pay distributions will be at the discretion of our Board and will depend on our financial condition, capital requirements, restrictions contained in current or future financing instruments, and such other factors as our board of directors deems relevant.
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

	As of and for the year ended December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data:
Total assets	$2,407,339	$2,507,188	$2,536,006	$2,698,604	$2,786,754
Debt, net	$555,109	$572,850	$561,782	$667,891	$730,605

Operating Data:
Total income	$197,833	$226,490	$242,674	$251,809	$242,693
Other income and expense, net	$3,326	$1,384	$2,708	$2,616	$13,979
Net (loss) income	$(10,174)	$38,399	$83,849	$61,793	$252,722
Net (loss) income per common share, basic and diluted	$(0.01)	$0.05	$0.11	$0.07	$0.29

Common Stock Distributions:
Distributions declared on common stock	$54,604	$53,473	$53,782	$53,758	$83,633
Distributions paid to common stockholders	$54,214	$53,250	$54,194	$53,358	$98,606
Distributions declared per weighted average common share	$0.08	$0.07	$0.07	$0.07	$0.10
Distributions paid per weighted average common share	$0.08	$0.07	$0.07	$0.07	$0.12

Cash Flow Data:
Net cash provided by operating activities	$94,155	$106,008	$124,657	$118,152	$133,164
Net cash (used in) provided by investing activities	$(49,060)	$(41,797)	$175,414	$(209,088)	$1,078,749
Net cash used in financing activities	$(82,073)	$(68,316)	$(207,096)	$(159,411)	$(1,013,112)

Other Information:
Weighted average number of common shares outstanding, basic and diluted	719,882,476	728,620,309	761,139,011	773,445,341	854,638,497
Since 2015, we have continued to implement a strategy of focusing, tailoring, and refining our retail platform, including the following major dispositions classified as discontinued operations: the spin-off of Highlands REIT, Inc. in 2016, the sale of University House Communities Group, Inc. in 2016, the spin-off of Xenia Hotels & Resorts, Inc. in 2015, all as disclosed in our Annual Reports on Form 10-K for prior years. Information regarding our acquisitions and dispositions in 2020 and 2019 can be found in "Item 8. Note 4. Acquired Properties" and "Item 8. Note 5. Disposed Properties", respectively, in the notes to the consolidated financial statements included herein.

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
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis relates to the operations of the Company for the years ended December 31, 2020 and 2019 and its financial position as of December 31, 2020 and 2019. Discussion of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Annual Report can be found in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2019. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this Annual Report.
Executive Summary
InvenTrust Properties Corp. is a premier multi-tenant retail REIT that acquires, owns, leases, redevelops, and manages grocery-anchored neighborhood centers, and select power centers that often have a grocery component, in Sun Belt markets with favorable demographics. We seek to continue to execute our strategy to enhance our retail platform by further investing in grocery-anchored centers with essential retail in our current markets, while exhibiting focused and disciplined capital allocation.
Evaluation of Financial Condition and Operating Results
Historically, management has evaluated our financial condition and operating performance by focusing on the following financial and non-financial indicators, discussed in further detail herein:
•Modified Net Operating Income ("Modified NOI"), a supplemental non-GAAP measure;
•Funds From Operations ("FFO") Applicable to Common Shares and Dilutive Securities, a supplemental non-GAAP measure;
•Adjusted FFO ("AFFO") Applicable to Common Shares and Dilutive Securities, a supplemental non-GAAP measure;
•Cash flow from operations as determined in accordance with GAAP;
•Economic and physical occupancy and rental rates;
•Leasing activity and lease rollover;
•Operating expense levels and trends;
•General and administrative expense levels and trends;
•Debt maturities and leverage ratios; and
•Liquidity levels.
Impact of the COVID-19 Pandemic on the Company's Business and Financial Statements
The Company's business has been, and continues to be, disrupted by the COVID-19 pandemic. We continue to assess the impact of the COVID-19 pandemic on all aspects of our business, including the impact on our tenants and their ability to make future rental payments in a timely fashion or at all and the possible impairment in value of our investment properties. The spread of COVID-19 is having a significant impact on the global, national, regional and local economic conditions. At this time, we are unable to estimate the full extent of these disruptions going forward on our financial condition and results of operations due to the evolving nature of the situation and numerous uncertainties that exist. These uncertainties include the scope, severity and duration, and any resurgences of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the direct and indirect economic effects of the pandemic and containment measures, and the timing, length and nature of an economic recovery, among others.

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
•We delayed our publishing of an estimated share value from May 2020 to December 2020 as a result of the potential financial impact of the COVID-19 pandemic and the sharp drop in property transactions leading to limited visibility on property valuations; and
•On June 11, 2020, we announced that our Board voted to suspend the SRP and the DRP until further notice.
Tenant Assistance Efforts and Deferred Rental Payments
Through February 9, 2021, we received requests for assistance from approximately 62% of our tenants representing approximately 52% of our GLA. We continue to evaluate our tenants' requests and are negotiating the terms of potential lease amendments on an individual basis. We do not expect all tenant requests will result in amended agreements, nor do we intend to forgo our contractual rights under our lease agreements. There can be no assurance that all amendments will be consummated on the agreed-upon terms and/or if consummated, amounts due will be collected as required by terms of the agreement.
The status of our recurring tenant billings across our entire portfolio, including our proportionate share of the properties in our unconsolidated joint venture, is reflected in the following tables, which shows disaggregated gross rent billed in the second, third and fourth quarter as of December 31, 2020.

	Disaggregation of Gross Rent Billed
	Gross Rent Billed	Collected	Payment Deferral Plan	Estimated Credit Loss	Remaining Accounts Receivable
Quarter end June 30, 2020	$52,495	$45,013	$3,244	$4,158	$80
Quarter end Sept. 30, 2020	$52,610	$49,423	$838	$1,966	$383
Quarter end Dec. 31, 2020	$52,961	$50,659	$(1,166)	$2,209	$1,259

	Disaggregation of Gross Rent Billed
	Gross Rent Billed	Collected	Payment Deferral Plan	Estimated Credit Loss	Remaining Accounts Receivable
Quarter end June 30, 2020	100%	85.7%	6.2%	7.9%	0.2%
Quarter end Sept. 30, 2020	100%	94.0%	1.6%	3.7%	0.7%
Quarter end Dec. 31, 2020	100%	95.6%	(2.2)%	4.2%	2.4%
During the year ended December 31, 2020, deferred rental payments of $1.9 million, including our proportionate share of our unconsolidated joint venture, became due and payable; the Company has collected $1.7 million as of December 31, 2020. During the year ended December 31, 2020, the Company had granted approximately $6.5 million, including our proportionate share of our unconsolidated joint venture, of rental payment deferrals, with contractual payment terms through the year ended December 31, 2023.
From January 1, 2021 through February 9, 2021, we collected unpaid gross rent billed of approximately $0.1 million from the quarter ended June 30, 2020, $0.02 million from the quarter ended September 30, 2020, and $1.2 million from the quarter ended December 31, 2020, including our proportionate share of the properties in our unconsolidated joint venture. As of February 9, 2021, approximately 95.6% of our January 2021 tenant billings across our entire portfolio, including our proportionate share of the properties in our unconsolidated joint venture, have been collected.
Current Strategy and Outlook
InvenTrust focuses on grocery-anchored neighborhood centers, and select power centers that often have a grocery component, in markets with favorable demographics, including above average growth in population, employment and income. We believe these conditions create favorable demand characteristics for grocery-anchored and necessity-based retail centers which will enable us to capitalize on potential future rent increases while enjoying sustained occupancy at our centers. Using these criteria, we have focused our strategy on 15 to 20 markets, including, but not limited to, the metropolitan areas of Atlanta, Austin, Charlotte, Dallas-Fort Worth-Arlington, Houston, the greater Los Angeles and San Diego areas, Miami, Orlando, Raleigh-Durham, San Antonio and Tampa.
Our portfolio of grocery-anchored centers is open and our grocery tenants are continuing to serve their communities during this crisis. These properties play a critical role in the communities they serve, often providing essential retail and services such as groceries and healthcare products and services. As of February 9, 2021, 100% of our properties were open for business and approximately 99% of our occupied GLA were permitted by state and local governments to be open and operating in some capacity.
Our strategically located regional field offices are within a two-hour drive of 90% of our properties which affords us the ability to respond to the needs and requests of our tenants as they maneuver through this crisis with the intent to minimize disruption. In an effort to assist our tenants during this time, we have launched portfolio-wide initiatives aimed at providing designated common areas for outdoor dining and increasing signage at a number of properties to improve traffic flow to ease online order pick up and contactless transactions. However, as a result of the COVID-19 pandemic: some of our tenants have not been able to make rent payments to us in a timely fashion or at all, it will take longer to collect rent from many of our tenants, and retailer bankruptcies, failures, and store closings are expected to increase, leading to an increase in vacancies at our properties.
We believe the continued refinement of our retail platform has positioned us for future success and will allow us to evaluate, and ultimately execute on, a potential strategic transaction to achieve liquidity for and provide a return of capital to our stockholders in the long term. However, we may be unable to execute on such a transaction on terms we would find attractive for our stockholders and our ability to do so will be influenced by external and macroeconomic factors including, among others, the effects and duration of the COVID-19 pandemic and any future resurgences, the timing and nature of any recovery from the COVID-19 pandemic, interest rate movements, local, regional, national and global economic performance, competitive factors, the impact of e-commerce on the retail industry, future retailer store closings, retailer consolidation, retailers reducing store size, retailer bankruptcies, and government policy changes. At this time, the COVID-19 pandemic and related uncertainties have delayed our process for exploring and executing upon a potential strategic transaction.

Highlights for the year ended December 31, 2020
Acquisitions
During the year ended December 31, 2020, we continued to execute our strategy to enhance our platform with the acquisition of retail properties in our core markets.

Acquisition Date	Property	Metropolitan Area	Center Type	Gross Acquisition Price	Square Feet
February 25, 2020	Trowbridge Crossing	Atlanta, GA	Neighborhood center	$10,950	$62,600
March 10, 2020	Antoine Town Center (a)	Houston, TX	Neighborhood center	22,254	$110,500
November 6, 2020	Kroger at Eldridge Town Center (b)	Houston, TX	Community center	9,043	64,722
				$42,247	$237,822
(a)This retail property was acquired from the Company's unconsolidated joint venture, as disclosed in "Note 6. Investment in Unconsolidated Entities".
(b)The Kroger at Eldridge Town Center is combined for property count purposes with a retail property already owned.
Dispositions
During the year ended December 31, 2020, we disposed of the following:

Disposition Date	Property	Metropolitan Area	Center Type	Gross Disposition Price	Square Feet
February 10, 2020	University Oaks Shopping Center (a)	Round Rock, TX	Power center	$527	N/A
February 12, 2020	Centerplace of Greeley (a)	Greeley, CO	Community center	123	N/A
May 1, 2020	Woodlake Crossing	San Antonio, TX	Power center	5,500	160,000
September 30, 2020	Eldridge Town Center (a)	Houston, TX	Community center	451	N/A
November 25, 2020	Antoine Town Center (b)	Houston, TX	Neighborhood center	800	1,610
December 31, 2020	Eldridge Town Center (a)	Houston, TX	Community center	1,055	N/A
				$8,456	161,610
(a)The Company recognized gains on sale related to the completion of partial condemnations at these retail properties.
(b)The Company recognized a gain on sale related to the disposition of an outparcel at this retail property.
Revolving Credit Agreement
On December 21, 2018, we entered into an unsecured revolving credit agreement, which amended and restated our prior unsecured revolving credit agreement in its entirety, and provides for a $350.0 million unsecured revolving line of credit (the "Revolving Credit Agreement"). During the second quarter of 2020, we drew $150,000 on the revolving credit agreement at an interest rate of 2.01% reflecting 1-Month LIBOR plus 1.05%. We subsequently repaid $100,000 of that draw during the fourth quarter of 2020.
Provision for Asset Impairment
During the three months ended March 31, 2020, we identified one retail property that had a reduction in its expected holding period and recorded a provision for asset impairment of $9.0 million on the consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2020 as a result of the fair value being lower than the property's carrying value. Our fair value was based on an executed sales contract.
Provision for Asset Impairment on an Asset in an Unconsolidated Joint Venture
During the three months ended December 31, 2020, we identified one retail property within the IAGM joint venture that had a reduction in its expected holding period by the joint venture and recorded a provision for asset impairment of $11.0 million. Our share of this provision for asset impairment of $6.1 million on its consolidated statement of operations and comprehensive (loss) income as part of equity in (losses) earnings and (impairment), net, for the year ended December 31, 2020.

Our Retail Portfolio
Our wholly-owned, consolidated and managed retail properties include grocery-anchored community and neighborhood centers and power centers, including those classified as necessity-based. As of December 31, 2020, we owned or had an interest in 65 retail properties with a GLA of approximately 10.8 million square feet, which includes 10 retail properties with a GLA of approximately 2.5 million square feet owned through the Company's 55% ownership interest in an unconsolidated joint venture, IAGM.
The following table summarizes our retail portfolio, on a wholly-owned, IAGM, and pro rata combined basis, as of December 31, 2020 and 2019.

	Wholly-Owned Retail Properties		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2020	2019	2020	2019	2020	2019
No. of properties	55	54	10	11	65	65
GLA (square feet)	8,392,572	8,311,521	2,470,193	2,580,414	9,751,178	9,730,748
Economic occupancy	94.8%	95.4%	87.4%	94.6%	93.8%	95.3%
ABR PSF	$18.69	$18.79	$17.36	$17.42	$18.52	$18.60
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
The following tables summarize our retail portfolio, by center type, as of December 31, 2020 and 2019.
Community and neighborhood centers

	Wholly-Owned Retail Properties		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2020	2019	2020	2019	2020	2019
No. of properties	44	42	5	6	49	48
GLA (square feet)	5,049,328	4,813,201	1,386,308	1,496,786	5,811,797	5,636,433
Economic occupancy	95.0%	95.6%	88.6%	94.8%	94.2%	95.5%
ABR PSF	$19.77	$20.18	$17.21	$17.21	$19.45	$19.75
Power centers

	Wholly-Owned Retail Properties		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2020	2019	2020	2019	2020	2019
No. of properties	11	12	5	5	16	17
GLA (square feet)	3,343,244	3,498,320	1,083,885	1,083,628	3,939,381	4,094,315
Economic occupancy	94.5%	95.1%	86.0%	94.3%	93.2%	95.0%
ABR PSF	$17.03	$16.84	$17.57	$17.77	$17.11	$16.96
Same-Property Retail Portfolio Summary
The following table summarizes the GLA, economic occupancy and ABR PSF of the properties included in our retail portfolio classified as same-property for the years ended December 31, 2020 and 2019. The properties classified as same-property were owned for the entirety of both periods presented.

	Wholly-Owned Retail Properties		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2020	2019	2020	2019	2020	2019
No. of properties	46	46	10	10	56	56
GLA (square feet)	7,253,138	7,244,712	2,470,193	2,462,414	8,611,744	8,599,040
Economic occupancy	94.8%	96.5%	87.4%	94.2%	93.6%	96.1%
ABR PSF	$18.52	$18.28	$17.36	$17.62	$18.35	$18.19
Leasing Activity
The following tables summarize the leasing activity for leases that were executed during the year ended December 31, 2020, compared with expiring or expired leases for the same or previous tenant for renewals and the same unit for new leases at our 65 retail properties. These tables do not include rent deferral lease amendments executed as a result of the impact of the COVID-19 pandemic.
Wholly-owned Retail Properties
In our wholly-owned retail portfolio, we had GLA totaling 714,498 square feet expiring during the year ended December 31, 2020, of which 587,138 square feet was re-leased. This achieved a retention rate of approximately 82.2%.

	No. of Leases Executed for the year ended Dec. 31, 2020	GLA SF	New Contractual Rent ($PSF)(b)	Prior Contractual Rent ($PSF)(b)	% Change over Prior Contract Rent (b)	Weighted Average Lease Term (Years)	Tenant Improvement Allowance ($PSF)	Lease Commissions ($PSF)
All tenants
Comparable Renewal Leases (a)	116	516,048	$20.93	$20.15	3.9%	5.4	$0.56	$0.08
Comparable New Leases (a)	14	41,941	$24.79	$25.72	(3.6)%	8.8	$22.05	$8.58
Non-Comparable Renewal and New Leases	44	251,001	$16.21	N/A	N/A	6.6	$15.95	$6.08
Total	174	808,990	$21.22	$20.57	3.2%	5.9	$6.45	$2.38

Anchor tenants (leases over 10,000 square feet)
Comparable Renewal Leases (a)	9	273,817	$11.30	$11.11	1.7%	5.3	$—	$—
Comparable New Leases (a)	1	15,247	$14.25	$14.50	(1.7)%	10.4	$25.00	$8.76
Non-Comparable Renewal and New Leases	5	151,817	$8.14	N/A	N/A	5.5	$9.84	$2.33
Total	15	440,881	$11.45	$11.29	1.4%	5.5	$4.25	$1.11

Non-anchor tenants (leases under 10,000 square feet)
Comparable Renewal Leases (a)	107	242,231	$31.81	$30.37	4.7%	5.4	$1.19	$0.17
Comparable New Leases (a)	13	26,694	$30.80	$32.12	(4.1)%	7.9	$20.37	$8.48
Non-Comparable Renewal and New Leases	39	99,184	$29.54	n/a	N/A	8.3	$25.31	$11.81
Total	159	368,109	$31.71	$30.55	3.8%	6.4	$9.08	$3.91
(a)Comparable leases are leases that meet all of the following criteria: terms greater than one year, unit was vacant one year or less prior to occupancy, square footage of unit remains unchanged or within 10% of prior unit square footage, and has a rent structure consistent with the previous tenant.
(b)Non-comparable leases are not included in totals.

IAGM Retail Properties
In our IAGM retail portfolio, we had GLA totaling 148,257 square feet expiring during the year ended December 31, 2020, of which 106,140 square feet was re-leased. This achieved a retention rate of approximately 71.6%.

	No. of Leases Executed for the year ended Dec. 31, 2020	GLA SF	New Contractual Rent ($PSF)(b)	Prior Contractual Rent ($PSF)(b)	% Change over Prior Contract Rent (b)	Weighted Average Lease Term (Years)	Tenant Improvement Allowance ($PSF)	Lease Commissions ($PSF)
All tenants
Comparable Renewal Leases (a)	37	249,256	$16.96	$17.86	(5.0)%	4.8	$0.29	$0.06
Comparable New Leases (a)	2	4,892	$26.76	$26.61	0.6%	8.0	$20.00	$5.10
Non-Comparable Renewal and New Leases	17	76,336	$21.34	N/A	N/A	9.3	$18.83	$6.52
Total	56	330,484	$17.15	$18.03	(4.9)%	5.9	$4.87	$1.63

Anchor tenants (leases over 10,000 square feet)
Comparable Renewal Leases (a)	7	165,806	$12.42	$13.57	(8.5)%	4.4	$—	$—
Comparable New Leases (a)	—	—	$—	$—	—	—	$—	$—
Non-Comparable Renewal and New Leases	2	32,048	$14.21	N/A	N/A	10.5	$3.12	$4.22
Total	9	197,854	$12.42	$13.57	(8.5)%	5.4	$0.51	$0.68

Non-anchor tenants (leases under 10,000 square feet)
Comparable Renewal Leases (a)	30	83,450	$25.97	$26.40	(1.6)%	5.5	$0.88	$0.19
Comparable New Leases (a)	2	4,892	$26.76	$26.61	0.6%	8.0	$20.00	$5.10
Non-Comparable Renewal and New Leases	15	44,288	$26.50	N/A	N/A	8.4	$30.20	$8.19
Total	47	132,630	$26.00	$26.41	(1.6)%	6.5	$11.37	$3.04
(a)Comparable leases are leases that meet all of the following criteria: terms greater than one year, unit was vacant one year or less prior to occupancy, square footage of unit remains unchanged or within 10% of prior unit square footage, and has a rent structure consistent with the previous tenant.
(b)Non-comparable leases are not included in totals.

Results of Operations
Comparison of results for the years ended December 31, 2020 and 2019
The following section describes and compares our consolidated results of operations for the years ended December 31, 2020 and 2019. We generate substantially all of our net income from property operations. Since January 1, 2019, we have acquired nine retail properties and disposed of 11 retail properties.
The following table presents the changes in our income for the years ended December 31, 2020 and 2019.

	Year ended December 31,			Composition of Total Decrease, net
	2020	2019	Total Decrease, net	Acquisition Increase	Disposition Decrease	Same-Property Increase (Decrease)
Income
Lease income, net	$192,957	$220,653	$(27,696)	$14,792	$(29,868)	$(12,620)
Other property income	1,229	1,981	(752)	48	(850)	50
Other fee income	3,647	3,856	(209)	—	—	(209)
Total income	$197,833	$226,490	$(28,657)	$14,840	$(30,718)	$(12,779)
Lease income, net, for the year ended December 31, 2020, decreased by $12.6 million on a same property basis when compared to the same period in 2019, primarily as a result of increased estimated credit losses of $6.0 million related to billed rent, increased estimated credit losses of $3.0 million related to straight-line rent receivable write-offs, increased rent abatements of $1.0 million, and net decreases in all other lease income of $2.2 million. We believe that the foregoing reductions in lease income, net were directly attributable to the effects of the COVID-19 pandemic on our tenants.
The following table presents the changes in our operating expenses for the years ended December 31, 2020 and 2019.

	Year ended December 31,			Composition of Total Decrease, net
	2020	2019	Total Decrease, net	Acquisition Increase	Disposition Decrease	Same-Property Decrease
Operating expenses
Depreciation and amortization	$87,755	$97,429	$(9,674)	$7,657	$(11,329)	$(6,002)
Property operating	27,909	31,944	(4,035)	2,100	(4,751)	(1,384)
Real estate taxes	30,845	34,232	(3,387)	2,846	(4,952)	(1,281)
General and administrative	33,141	35,361	(2,220)	—	—	(2,220)
Total operating expenses	$179,650	$198,966	$(19,316)	$12,603	$(21,032)	$(10,887)
Depreciation and amortization, for the year ended December 31, 2020, decreased $6.0 million on a same property basis when compared to the same period in 2019 as a result of decreased in-place lease amortization of $3.0 million, decreased corporate IT software depreciation of $1.6 million, and decreased building, site, and tenant improvement depreciation of $1.4 million.
Property operating expenses, for the year ended December 31, 2020, decreased $1.4 million on a same property basis when compared to the same period in 2019 as a result of decreased landscaping, snow removal, and waste removal costs of $1.1 million and net decreases in all other property operating expenses of $0.3 million.
Real estate taxes, for the year ended December 31, 2020, decreased $1.3 million on a same property basis when compared to the same period in 2019 as a result of real estate tax refunds received.
General and administrative expenses for the year ended December 31, 2020, decreased $2.2 million, when compared to the same period in 2019, primarily as a result of decreased marketing and conference costs of $0.7 million, decreased stock administration and valuation costs of $0.3 million, decreased compensation and long-term incentive plan costs of $0.4 million, and net decreases in all other general and administrative expenses of $0.8 million. We believe that the foregoing reductions in general and administrative expenses were directly attributable to the effects of the COVID-19 pandemic.

The following table presents the components of other (expense) income.

	Year ended December 31,
	2020	2019	Change, net
Other (expense) income
Interest expense, net	$(18,749)	$(22,717)	$3,968
Loss on extinguishment of debt	(2,543)	(2,901)	358
Provision for asset impairment	(9,002)	(2,359)	(6,643)
Gain on sale of investment properties, net	1,752	62,011	(60,259)
Equity in (losses) earnings and (impairment), net, of unconsolidated entities	(3,141)	957	(4,098)
Other income and expense, net	3,326	1,384	1,942
Total other (expense) income, net	$(28,357)	$36,375	$(64,732)
Interest expense, net
Interest expense, net, consists of interest incurred on mortgages payable and our corporate credit facilities, interest incurred on other financing instruments, and amortization of loan fees.
Interest expense, net, for the year ended December 31, 2020 decreased $4.0 million when compared to the same period in 2019, primarily as a result of repaying total mortgages payable of $106.7 million across five retail properties since January 1, 2019, resulting in interest savings of $3.6 million. Although our corporate credit facilities increased $98.0 million from January 1, 2019, the higher principal balances were more than offset by the impact of declining 1-month LIBOR interest rates, resulting in the remaining decrease in interest expense of $0.4 million.
Loss on extinguishment of debt
During the year ended December 31, 2020, we recognized a loss of $2.5 million on the extinguishment of total mortgages payable of $26.3 million on two retail properties, primarily related to prepayment penalties. During the year ended December 31, 2019, we recognized a loss of $2.9 million on the extinguishment of total mortgages payable of $36.1 million on two retail properties, primarily related to prepayment penalties.
Provision for asset impairment
During the year ended December 31, 2020, we identified one retail property that had a reduction in its expected hold period. We recorded a provision for asset impairment of $9.0 million as a result of the executed sales contract price being lower than the property's carrying value. This property was sold on May 1, 2020.
During the year ended December 31, 2019, we identified one retail property that had a reduction in its expected hold period. We recorded a provision for asset impairment of $2.4 million as a result of the executed sales contract price being lower than the property's carrying value. This property was sold on September 25, 2019.
Gain on sale of investment properties, net
During the year ended December 31, 2020, we recognized a gain of $1.8 million on the sale of one retail property, partial sale of one retail property, and the completion of partial condemnations at three retail properties. During the year ended December 31, 2019, we recognized a gain of $62.0 million on the sale of ten retail properties.
Equity in (losses) earnings and (impairment), net, of unconsolidated entities
We recognized $3.1 million of equity in losses of unconsolidated entities for the year ended December 31, 2020 and $1.0 million of equity in earnings for the year ended December 31, 2019. The $4.0 million decrease is the result of decreased income from property operations after management fees of $0.6 million and increased provision for asset impairment of $5.3 million, which were partially offset by decreased interest expense of $1.9 million.
Other income and expense, net
Other income and expense, net, consists of interest earned on cash and cash equivalents, income tax benefits and expenses, and non-operating income and expenses.

Under the federal legislation enacted on March 27, 2020, known as the CARES Act, certain limitations on the deductibility of net operating losses ("NOLs") enacted under prior federal tax legislation have been temporarily rolled back. In particular, the CARES Act permits businesses to carryback NOLs generated in taxable years beginning after December 31, 2017 and before January 1, 2021 to the previous five years and temporarily suspends, until taxable years beginning after December 31, 2020, the annual limit of 80% on the amount of taxable income that NOLs generated in taxable years beginning after December 31, 2017 may offset. As a result of the additional anticipated NOL carryback claims for our taxable REIT subsidiaries, tax benefits of $1.2 million have been recognized during the year ended December 31, 2020.
Net loss from discontinued operations
During the year ended December 31, 2019, we recognized $25.5 million relating to indemnity claims from the sale of our student housing business, which was sold in June 2016. On June 14, 2019, a final settlement for the claims was reached in the amount of $30.0 million, which we paid on June 24, 2019.
Net Operating Income
We evaluate the performance of our wholly-owned and consolidated retail properties based on Modified NOI, which excludes general and administrative expenses, depreciation and amortization, provision for asset impairment, other income and expense, net, gains (losses) from sales of properties, gains (losses) on extinguishment of debt, interest expense, net, equity in (losses) earnings and (impairment), net, from unconsolidated entities, lease termination income and expense, and GAAP rent adjustments (such as straight-line rent, above/below market lease amortization and amortization of lease incentives). We bifurcate Modified NOI into same-property Modified NOI and Modified NOI from other investment properties based on whether the underlying retail properties meet our same-property criteria.
We believe the supplemental non-GAAP financial measures of Modified NOI, same-property Modified NOI, and Modified NOI from other investment properties provide added comparability across periods when evaluating our financial condition and operating performance that is not readily apparent from "Operating income" or "Net income" in accordance with GAAP.
Comparison of same-property results for the years ended December 31, 2020 and 2019
A total of 46 wholly-owned retail properties met our same-property criteria for the years ended December 31, 2020 and 2019. The following table represents the reconciliation of net income, the most directly comparable GAAP measure, to Modified NOI and same-property Modified NOI for the years ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019	Change, net
Net (loss) income	$(10,174)	$38,399	$(48,573)
Adjustments to reconcile to non-GAAP metrics:
Net loss from discontinued operations	—	25,500	(25,500)
Other income and expense, net	(3,326)	(1,384)	(1,942)
Equity in losses (earnings) and impairment, net, of unconsolidated entities	3,141	(957)	4,098
Interest expense, net	18,749	22,717	(3,968)
Loss on extinguishment of debt	2,543	2,901	(358)
Gain on sale of investment properties, net	(1,752)	(62,011)	60,259
Provision for asset impairment	9,002	2,359	6,643
Depreciation and amortization	87,755	97,429	(9,674)
General and administrative	33,141	35,361	(2,220)
Other fee income	(3,647)	(3,856)	209
Adjustments to Modified NOI (a)	(7,249)	(10,830)	3,581
Modified NOI	128,183	145,628	(17,445)
Modified NOI from other investment properties	(17,707)	(28,875)	11,168
Same-property Modified NOI	$110,476	$116,753	$(6,277)
(a)Adjustments to Modified NOI include termination fee income and expense and GAAP rent adjustments.

Comparison of the components of same-property Modified NOI for the years ended December 31, 2020 and 2019:

	Year ended December 31,		Change
	2020	2019		Variance
Lease income, net	$159,042	$168,080	$(9,038)	(5.4)%
Other property income	1,157	1,109	48	4.3%
	160,199	169,189	(8,990)	(5.3)%
Property operating expenses	23,660	25,091	(1,431)	(5.7)%
Real estate taxes	26,063	27,345	(1,282)	(4.7)%
	49,723	52,436	(2,713)	(5.2)%
Same-property Modified NOI	$110,476	$116,753	$(6,277)	(5.4)%
Same-property Modified NOI decreased by $6.3 million, or 5.4%, when comparing the year ended December 31, 2020, to the same period in 2019, and was primarily a result of:
•an increase in estimated credit losses of $6.0 million,
•an increase in rent abatements of $1.0 million,
•a decrease in recovery revenue of $2.0 million, and was offset by:
•a decrease in recoverable expenses of $2.4 million,
•a decrease in non-recoverable expenses of $0.3 million.
These fluctuations in Same-property Modified NOI were, in our judgment, attributable to the impact of the COVID-19 pandemic, primarily those attributing to increased estimated credit losses.

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
Adjusted Funds From Operations ("AFFO") is an additional supplemental non-GAAP financial measure of our operating performance. In particular, AFFO provides an additional measure to compare the operating performance of different REITs without having to account for certain remaining amortization assumptions within FFO and other unique revenue and expense items which are not pertinent to measuring a particular company's on-going operating performance. In that regard, we use AFFO as an input to our compensation plan to determine cash bonuses and measure the achievement of certain performance-based equity awards.
Our adjustments to FFO to arrive at AFFO include removing the impact of (i) amortization of debt premiums, discounts, and financing costs, (ii) amortization of above and below-market leases and lease inducements, (iii) depreciation and amortization of corporate assets, (iv) straight-line rent adjustments, (v) gains (or losses) resulting from debt extinguishments (vi) other nonoperating revenue and expense items which are not pertinent to measuring on-going operating performance, (vii) adjustments for unconsolidated joint ventures to reflect our share of the ventures' AFFO on the same basis. Our calculation of AFFO Applicable to Common Shares and Dilutive Securities is not reduced by any capital expenditures.
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

FFO Applicable to Common Shares and Dilutive Securities and AFFO Applicable to Common Shares and Dilutive Securities is calculated as follows:

	Year ended December 31,
	2020	2019
Net (loss) income	$(10,174)	$38,399
Depreciation and amortization related to investment properties	86,524	94,322
Provision for asset impairment	9,002	2,359
Gain on sale of investment properties, net	(1,752)	(62,011)
Provision for indemnification claims (a)	—	25,500
Our share of IAGM's depreciation and amortization related to investment properties	8,967	11,074
Our share of IAGM's provision for asset impairment	6,059	794
Our share of IAGM's loss on sale of investment properties, net	—	307
FFO Applicable to Common Shares and Dilutive Securities	$98,626	$110,744
Loss on extinguishment of debt	2,543	2,901
Amortization of debt premiums, discounts and financing costs, net	1,826	1,706
Amortization of above and below-market leases and lease inducements, net	(7,060)	(6,148)
Depreciation and amortization related to corporate assets	1,231	3,107
Straight-line rent adjustment, net	(2,590)	(3,609)
Uncollectible straight-line rent	3,214	145
Non-operating income and expense, net (b)	(1,557)	(253)
Our share of IAGM's loss on extinguishment of debt	5	—
Our share of IAGM's amortization of financing costs	299	306
Our share of IAGM's amortization of above and below-market leases and lease inducements, net	302	201
Our share of IAGM's straight-line rent adjustment, net	376	(52)
Our share of IAGM's non-operating income and expense, net (b)	(51)	(90)
AFFO Applicable to Common Shares and Dilutive Securities	$97,164	$108,958

Weighted average number of common shares outstanding - basic	719,882,476	728,620,309
Effect of unvested restricted shares (c)	—	763,840
Weighted average number of common shares outstanding - diluted	719,882,476	729,384,149

Net (loss) income per common share, diluted	$(0.01)	$0.05
Per share adjustments for FFO Applicable to Common Shares and Dilutive Securities	0.15	0.10
FFO Applicable to Common Shares and Dilutive Securities per share	$0.14	$0.15
Per share adjustments for AFFO Applicable to Common Shares and Dilutive Securities	(0.01)	—
AFFO Applicable to Common Shares and Dilutive Securities per share	$0.13	$0.15

(a)The provision for indemnification claims of $25.5 million recognized during the year ended December 31, 2019, was an adjustment to the gain on disposition of our discontinued operation (student housing business). We exclude disposition gains and losses from FFO.
(b)Non-operating income and expense, net, includes other non-operating revenue and expense items which are not pertinent to measuring ongoing operating performance, such as termination fee expense, miscellaneous income, and settlement income.
(c)For purposes of calculating non-GAAP per share metrics, the same denominator is used as that which would be used in calculating earnings per share under GAAP. For the year ended December 31, 2020, the effects of unvested restricted shares have been excluded from the denominator in the diluted net loss per share calculations under GAAP as they were antidilutive.

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
Variable Interest Entities
We evaluate our investments in LLCs and LPs to determine whether each such entity may be a VIE. The accounting standards related to the consolidation of VIEs require qualitative assessments to determine whether we are the primary beneficiary. Determination of the primary beneficiary is based on whether we have (i) power to direct significant activities of the VIE and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. We consolidate a VIE if we are deemed to be the primary beneficiary. The equity method of accounting is applied to entities in which we are not the primary beneficiary, or the entity is not a VIE and we do not have control, but can exercise influence over the entity with respect to its operations and major decisions. As of December 31, 2020 and 2019, the Company had no VIEs.
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
The determination of who owns the tenant improvements, for accounting purposes, is based on contractual rights and subject to judgment. In making that judgment, no one factor is determinative. We routinely consider:
•whether the lease stipulates how and on what a tenant improvement allowance may be spent;
•whether the tenant is required to provide evidence supporting the cost of improvements prior to reimbursement;
•whether the tenant or landlord retains legal title to the improvements;
•the uniqueness of the improvements;
•the expected economic life of the tenant improvements relative to the length of the lease; and
•who constructs or directs the construction of the improvements.
Credit Losses
We review the collectability of amounts due from our tenants on a regular basis. We regularly evaluate the collectability of these lease-related receivables by analyzing past due account balances and consider such facts as the credit quality of our customer, historical write-off experience, tenant credit-worthiness and current economic trends.

If collection is not probable, regardless of whether we have entered into an amendment to provide the tenant with COVID-19 related rent relief, the lease payments will be accounted for on a cash basis, and revenue will be recorded as cash is received. If reassessed, and the collection of substantially all of the lease payments from the tenant becomes probable, the accrual basis of revenue recognition is reestablished.
The provision for estimated credit losses resulting from changes in the expected collectability of lease payments, including variable payments, is recognized as a direct adjustment to lease income on the consolidated statements of operations and comprehensive (loss) income, and a direct write-off of the operating lease receivables, including straight-line rent receivable, on the consolidated balance sheets.
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
Acquisition of Real Estate
We evaluate the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive income. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and amortized over the useful life of the acquired assets. Generally, acquisition of real estate qualifies as an asset acquisition.
We allocate the purchase price of real estate to land, building, other building improvements, tenant improvements, intangible assets and liabilities (such as the value of above- and below-market leases, in-place leases and origination costs associated with in-place leases). The values of above- and below-market leases are recorded as intangible assets, net, and intangible liabilities, net, respectively, on the consolidated balance sheets, and are amortized as either a decrease (in the case of above-market leases) or an increase (in the case of below-market leases) to lease income over the remaining term of the associated tenant lease. The values, if any, associated with in-place leases are recorded in intangible assets, net on the consolidated balance sheets and are amortized to depreciation and amortization expense on the consolidated statements of operations and comprehensive (loss) income over the remaining lease term.
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
We perform, with the assistance of a third-party valuation specialist, the following procedures for assets acquired:
•Estimate the value of the property "as if vacant" as of the acquisition date;
•Allocate the value of the property among land, building, and other building improvements and determine the associated useful life for each;
•Calculate the value and associated life of above- and below-market leases on a tenant-by-tenant basis. The difference between the contractual rental rates and our estimate of market rental rates is measured over a period equal to the remaining term of the leases (using a discount rate which reflects the risks associated with the leases acquired, including geographical location, size of leased area, tenant profile and credit risk);
•Estimate the fair value of the tenant improvements, legal costs and leasing commissions incurred to obtain the leases and calculate the associated useful life for each;
•Estimate the fair value of assumed debt, if any; and
•Estimate the intangible value of the in-place leases based on lease execution costs of similar leases as well as lost rent payments during an assumed lease-up period and their associated useful lives on a tenant-by-tenant basis.

Impairment of Long Lived Assets
We assess the carrying values of the long-lived tangible and intangible assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable, such as a reduction in the expected holding period of a property. If it is determined that the carrying value is not recoverable because the expected undiscounted cash flows do not exceed that carrying value, we record an impairment loss to the extent that the carrying value exceeds the estimated fair value. The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on our continuous process of analyzing each property's economic condition at a point in time and reviewing assumptions about uncertain inherent factors, including observable inputs such as contractual revenues and unobservable inputs such as forecasted revenues and expenses, estimated net disposition proceeds, and discount rate. These unobservable inputs are based on market conditions and the property's expected growth rates.
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
Real Estate Capitalization and Depreciation
Real estate is reflected at cost less accumulated depreciation within investment property on the consolidated balance sheets. Repairs and maintenance costs are expensed as incurred.
Depreciation expense is computed using the straight-line method. A range of estimated useful lives of 15-30 years is used for buildings and other improvements, and a range of 5-20 years is used for furniture, fixtures and equipment. Finance lease asset amortization is computed using the straight-line method over the lease term and included in depreciation and amortization on the consolidated statements of operations and comprehensive (loss) income.
Tenant improvements not of use to subsequent tenants are amortized on a straight-line basis over the lesser of the life of the tenant improvement or the lease term and is included in depreciation and amortization on the consolidated statements of operations and comprehensive (loss) income.
Direct and indirect costs that are clearly related to the construction and improvements of investment properties are capitalized. Costs incurred for interest, property taxes and insurance are capitalized during periods in which activities necessary to prepare the property for its intended use are in progress.
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
From time to time, we may elect to treat certain of our consolidated subsidiaries as TRSs pursuant to the Code. Among other activities, TRSs may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates. During 2020, the Company either revoked the TRS elections or dissolved the legal entities for any of its consolidated subsidiaries that were elected as TRSs.

Liquidity and Capital Resources
Development, Re-development, Capital Expenditures and Leasing Activities
The following table summarizes capital resources used through development and re-development, capital expenditures, and leasing activities at our retail properties owned during the year ended December 31, 2020. These costs are classified as cash used in capital expenditures and tenant improvements and investment in development and re-development projects on the consolidated statements of cash flows for the year ended December 31, 2020.

	Development and Re-development		Capital Expenditures	Leasing		Total
Direct costs	$1,417	(a)	$3,499	$7,597	(c)	$12,513
Indirect costs	691	(b)	1,903	—		2,594
Total	$2,108		$5,402	$7,597		$15,107
(a)Direct development and re-development costs relate to construction of buildings at our retail properties.
(b)Indirect development and re-development costs relate to capitalized interest, real estate taxes, insurance and payroll attributed to improvements at our retail properties.
(c)Direct leasing costs relate to improvements to a tenant space that are either paid directly by or reimbursed to the tenants.
Short-Term Liquidity and Capital Resources
On a short-term basis, our principal uses for funds are to pay our operating and corporate expenses, interest and principal on our indebtedness, property capital expenditures, and to make distributions to our stockholders.
At this time, we do not expect the COVID-19 pandemic to impact our ability to meet our short-term liquidity requirements. However, our ability to maintain adequate liquidity for our operations in the future is dependent upon a number of factors, including our revenue, macroeconomic conditions, the length and severity of business disruptions caused by the COVID-19 pandemic, our ability to contain costs, including capital expenditures, and to collect rents and other receivables, and various other factors, many of which are beyond our control. We will continue to monitor our liquidity position and may seek to raise funds through debt or equity financing in the future to fund operations, significant investments or acquisitions that are consistent with our strategy. Our ability to raise these funds may also be diminished by the impact of the COVID-19 pandemic on the capital markets.
Long-Term Liquidity and Capital Resources
Our objectives are to maximize revenue generated by our retail platform, to further enhance the value of our retail properties to produce attractive current yield and long-term returns for our stockholders, and to generate sustainable and predictable cash flow from our operations to distribute to our stockholders.
Any future determination to pay distributions will be at the discretion of our Board and will depend on our financial condition, capital requirements, restrictions contained in current or future financing instruments, and such other factors as our Board deems relevant. In December 2020, our Board approved an increase to our annual distribution rate effective for the quarterly distribution paid in April 2021. The Board will continue to evaluate our distribution rate and, if it deems appropriate, adjust the distribution to take into account the ongoing effects of the COVID-19 pandemic and our operating and capital needs. See "Part I, Item 1A.Risk Factors - There is no assurance that we will be able to continue paying cash distributions or that distributions will increase over time."
Our primary sources and uses of capital are as follows:
Sources
•Operating cash flows from our real estate investments;
•Distributions from our joint venture investment;
•Proceeds from sales of properties;
•Proceeds from mortgage loan borrowings on properties;
•Proceeds from corporate borrowings; and
•Interest earned on cash and cash equivalents.

Uses
•To pay our operating expenses;
•To make distributions to our stockholders;
•To service or pay down our debt;
•To invest in properties;
•To fund development, re-development, maintenance and capital expenditures or leasing investments; and
•To fund other general corporate uses.
We may, from time to time, seek to acquire additional amounts of our outstanding equity through cash purchases or exchanges for other securities. Such purchases or exchanges, if any, will depend on our liquidity requirements, contractual restrictions, and other factors, and may be material.
Summary of Cash Flows

	Year ended December 31,		Decrease
	2020	2019
Cash provided by operating activities	$94,155	$106,008	$(11,853)
Cash used in investing activities	(49,060)	(41,797)	(7,263)
Cash used in financing activities	(82,073)	(68,316)	(13,757)
Decrease in cash, cash equivalents, and restricted cash	(36,978)	(4,105)	(32,873)
Cash, cash equivalents, and restricted cash at beginning of year	260,748	264,853	(4,105)
Cash, cash equivalents, and restricted cash at end of year	$223,770	$260,748	$(36,978)
Cash provided by operating activities of $94.2 million and $106.0 million for the years ended December 31, 2020 and 2019, respectively, was generated primarily from income from property operations and operating distributions from IAGM. Cash provided by operating activities decreased $11.9 million when comparing the year ended December 31, 2020, to the same period in 2019 primarily as a result of reduced lease income partially offset by reduced operating expenses, both principally due to the impact of the COVID-19 pandemic and the disposition of 11 retail properties since January 1, 2019, which was partially offset by the acquisition of nine retail properties since January 1, 2019.
Cash used in investing activities of $49.1 million for the year ended December 31, 2020, was primarily the result of:
•$41.4 million for acquisitions of investment properties,
•$12.9 million for capital expenditures and tenant improvements,
•$2.2 million for investment in development projects,
•$1.4 million for lease commissions and other leasing costs, and was partially offset by cash provided of
•$8.0 million from net proceeds received from the sale of investment properties, and
•$0.8 million from cash inflows from other investing activities.
Cash used in investing activities of $41.8 million for the year ended December 31, 2019, was primarily the result of:
•$359.1 million for acquisitions of investment properties,
•$17.8 million for capital expenditures and tenant improvements,
•$7.1 million for investment in development projects,
•$5.6 million for lease commissions and other leasing cost,
• $30.0 million to settle the UHC claims as described in "Note 12. Commitments and Contingencies" of the consolidated financial statements, and was partially offset by cash provided of
•$346.7 million from net proceeds received from the sale of investment properties,
•$30.0 million received from the sale of an unconsolidated entity, and
•$1.1 million from cash inflows from other investing activities.

Cash used in financing activities of $82.1 million for the year ended December 31, 2020, was primarily the result of:
•$171.4 million for pay-offs of debt, debt prepayment penalties, principal payments of mortgage debt, and payment of loan fees and other deposits,
•$5.2 million for the repurchase of common stock under our share repurchase plan,
•$54.2 million to pay distributions,
•$1.1 million for the payment of tax withholding for share-based compensation,
•$0.2 million for the payment of finance lease liabilities, and was partially offset by cash provided of
•$150.0 million from proceeds received from our unsecured revolving credit agreements. $100.0 million of that draw was repaid during the fourth quarter of 2020 and is included in the pay-off of debt described above.
Cash used in financing activities of $68.3 million for the year ended December 31, 2019, was primarily the result of:
•$111.0 million for pay-offs of debt, debt prepayment penalties, principal payments of mortgage debt, and payment of loan fees and other deposits,
•$20.4 million for the repurchase of common stock under our share repurchase plan,
•$53.3 million to pay distributions,
•$1.4 million for the payment of tax withholding for share-based compensation,
•$0.2 million for the payment of finance lease liabilities, and was partially offset by cash provided of
•$118.0 million from proceeds from debt related to the Term Loan Agreement.
We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements with a maturity of three months or less, at the date of purchase, to be cash equivalents. We maintain our cash and cash equivalents at major financial institutions. The combined account balances at one or more institutions generally exceed the FDIC insurance coverage. The Company periodically assesses the credit risk associated with these financial institutions. As a result, there is what we believe to be insignificant credit risk related to amounts on deposit in excess of FDIC insurance coverage.
Acquisitions and Dispositions of Real Estate Investments
In 2020, we acquired two retail properties and the underlying real estate of a grocery tenant adjacent to an existing retail property. In 2019, we acquired seven retail properties and a building and two retail parcels adjacent to three existing retail properties. These acquisitions were funded with available cash and disposition proceeds. During the years ended December 31, 2020 and 2019, we invested net cash of approximately $41.4 million and $359.1 million, respectively, for these acquisitions.
In 2020, we disposed of one retail property, completed a partial sale of one retail property, and completed partial condemnations at three retail properties for an aggregate gross disposition price of $8.5 million. In 2019, we disposed of ten retail properties for an aggregate gross disposition price of $357.8 million.
Distributions
During the year ended December 31, 2020, we declared cash distributions to our stockholders totaling $54.6 million and paid cash distributions of $54.2 million.
As we execute on our retail strategy, the Board evaluated and expects to continue to evaluate our distribution rate on a periodic basis. See "Part I. Item 1. Business - Current Strategy and Outlook" for more information regarding our retail strategy. The following table presents a historical summary of distributions declared, paid and reinvested.

	Year ended December 31,
	2020	2019	2018	2017	2016
Distributions declared	$54,604	$53,473	$53,782	$53,758	$83,633
Distributions paid	$54,214	$53,250	$54,194	$53,358	$98,606
Distributions reinvested	$185	$50	$—	$—	$—

Suspension of Second Amended and Restated Share Repurchase Program and the Amended and Restated Distribution Reinvestment Plan
On November 1, 2019, we adopted the SRP, authorizing redemption of the Company's shares of common stock, subject to certain conditions and limitations, to provide limited liquidity to qualifying stockholders. During the year ended December 31, 2020, 2,136,119 shares were repurchased in connection with the SRP at a price per share of $2.355. During the year ended December 31, 2019, 8,517,605 shares were repurchased in connection with the SRP at a price per share of $2.355.
On November 1, 2019, we began offering shares of our common stock to our existing stockholders pursuant to the DRP. During the year ended December 31, 2020 we sold a total of 79,040 shares in connection with the DRP at a price per share of $2.355.
On June 11, 2020, in light of the impact of the COVID-19 pandemic, we announced that our Board voted to suspend the SRP and the DRP, effective July 11, 2020.
Borrowings
Mortgages Payable, Maturities
The following table shows the scheduled maturities for the Company's mortgages payable as of December 31, 2020, for each of the next five years and thereafter:

Scheduled maturities by year:	As of December 31, 2020
2021	$—
2022	22,834
2023	40,097
2024	15,700
2025	28,630
Thereafter	—
Total	$107,261
Credit Agreements, Maturities
As of December 31, 2020, we had a total of $50.0 million outstanding under our revolving credit facility at an interest rate of 1.19%.
The following table shows the Company's outstanding borrowings under its unsecured term loans as of December 31, 2020.

	Principal Balance	Interest Rate	Maturity Date
$250.0 million 5 year - swapped to fixed rate (a)	$100,000	2.6795%	December 21, 2023
$250.0 million 5 year - swapped to fixed rate (a)	100,000	2.6795%	December 21, 2023
$250.0 million 5 year - variable rate (b)	50,000	1.3548%	December 21, 2023
$150.0 million 5.5 year - swapped to fixed rate (a)	50,000	2.6915%	June 21, 2024
$150.0 million 5.5 year - swapped to fixed rate (a)	50,000	2.6990%	June 21, 2024
$150.0 million 5.5 year - variable rate (b)	50,000	1.3548%	June 21, 2024
Total unsecured term loans	$400,000
(a)As of December 31, 2020, the Company has 4 interest rate swap agreements, of which 2 each have a notional amount of $100.0 million, an effective date of December 2, 2019, a termination date of December 21, 2023, and achieve a fixed interest rate of 2.68%. The other 2 interest rate swap agreements each have a notional amount of $50.0 million, an effective date of December 2, 2019, a termination date of June 21, 2024, and achieve fixed interest rates of 2.69% and 2.70%.
(b)Interest rate reflects 1-Month LIBOR plus 1.20% effective December 2, 2019.
Off Balance Sheet Arrangements
The Company does not have off balance sheet arrangements other than its joint venture, IAGM, as disclosed in "Part IV. Item 8. Note 6. Investment in Unconsolidated Entities."

Contractual Obligations
We have obligations related to our mortgage loans, term loan, and revolving credit facility as described in "Note 8. Debt" in the consolidated financial statements. The unconsolidated joint venture in which we have an investment has third party mortgage debt of $244.0 million at December 31, 2020, as described in "Note 6. Investment in Unconsolidated Entities" in the consolidated financial statements. It is anticipated that our unconsolidated entity will be able to repay or refinance all of its debt on a timely basis.
The following table presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations and lease agreements. It excludes third-party debt associated with our unconsolidated joint venture and debt discounts that are not future cash obligations as of December 31, 2020.

	Payments due by year ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Long term debt:
Fixed rate debt, principal (a)	$—	$22,834	$240,097	$115,700	$28,630	$—	$407,261
Variable rate debt, principal	—	50,000	50,000	50,000	—	—	150,000
Interest	14,496	13,877	11,365	3,070	744	—	43,552
Total long term debt	14,496	86,711	301,462	168,770	29,374	—	600,813
Operating lease obligations (b)	547	522	536	550	53	—	2,208
Finance lease obligations (c)	408	279	21	—	—	—	708
Grand total	$15,451	$87,512	$302,019	$169,320	$29,427	$—	$603,729
(a)Includes $300.0 million of variable rate unsecured term loan debt that has been swapped to a fixed rate as of December 31, 2020.
(b)Includes leases on corporate office spaces.
(c)Includes contracts for property improvements which have been deemed to contain finance leases.

Inflation
A number of our leases contain provisions designed to partially mitigate any adverse impact of inflation. With respect to current economic conditions and governmental fiscal policy, inflation may become a greater risk. Our leases typically require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance. By sharing these costs with our tenants, we may reduce our exposure to increases in costs and operating expenses resulting from inflation. A portion of our leases also include clauses enabling us to receive percentage rents based on a tenant's gross sales above predetermined levels or escalation clauses which are typically related to increases in the Consumer Price Index or similar inflation indices. Furthermore, many of our leases are for terms of 10 years or less, allowing us to seek to adjust rents upon renewal.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions.
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of December 31, 2020, our debt included outstanding variable-rate term loans of $400.0 million, of which $300.0 million has been swapped to a fixed rate and a variable-rate draw on our revolving credit facility of $50.0 million. If market rates of interest on all variable rate debt as of December 31, 2020, permanently increased and decreased by 1%, the annual increase and decrease in interest expense on the variable-rate debt and future earnings and cash flows would be $1.5 million.
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
In July 2017, the Financial Conduct Authority ("FCA"), which regulates LIBOR, announced that it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that best represents the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR.
In November 2020, ICE Benchmark Administration (IBA), the authorized and regulated administrator of LIBOR, announced it will consult on its intention to cease the publication of the one week and two month USD-LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD-LIBOR settings immediately following the LIBOR publication on June 30, 2023. After the feedback period has closed, IBA intends to share the results of the consultation with the FCA and to publish a feedback statement summarizing responses from the consultation shortly thereafter.
In November 2020, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and the FDIC (collectively, the Agencies) issued a statement to encourage banks to stop entering into new contracts that use USD-LIBOR as the reference rate as soon as practicable, and in any event by December 31, 2021. The Agencies indicated an extension of the IBA publication of certain USD-LIBOR tenors until June 30, 2023 would allow most legacy USD-LIBOR contracts to mature before LIBOR experiences disruptions.
We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest costs could change.
Our unsecured revolving line of credit, term loan, and interest rate swaps are indexed to USD-LIBOR. However, as our amended and restated line of credit and term loan agreements and interest rate swap agreements have provisions that allow for a transition to a new alternative rate, we believe that the transition from USD-LIBOR to SOFR will not have a material impact on our consolidated financial statements.
The following table summarizes the Company's four effective interest rate swaps as of December 31, 2020:

Interest Rate Swap	Effective Date	Termination Date	Bank Pays Variable Rate of	InvenTrust Pays Fixed Rate of	Notional Amount	Fair Value as of December 31,
						2020	2019
5 year, fixed portion	Dec 2, 2019	Dec 21, 2023	1-Month LIBOR	1.4795%	$100,000	$(3,856)	$341
5 year, fixed portion	Dec 2, 2019	Dec 21, 2023	1-Month LIBOR	1.4795%	100,000	(3,856)	199
5.5 year, fixed portion	Dec 2, 2019	Jun 21, 2024	1-Month LIBOR	1.4915%	50,000	(2,217)	342
5.5 year, fixed portion	Dec 2, 2019	Jun 21, 2024	1-Month LIBOR	1.4990%	50,000	(2,231)	175
Total fixed of unsecured term loans					$300,000	$(12,160)	$1,057
The gains or losses resulting from marking-to-market our derivatives at the end of each reporting period are recognized as an increase or decrease in other comprehensive (loss) income on our consolidated statements of operations and comprehensive (loss) income.
Item 8. Consolidated Financial Statements and Supplementary Data
See the Index to Consolidated Financial Statements and financial statements commencing on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act, our management, including our Principal Executive Officer and our Principal Financial Officer evaluated as of December 31, 2020, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2020, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Principal Executive Officer and our Principal Financial Officer as appropriate to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated as of December 31, 2020, the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2020.
The rules of the SEC do not require us to have, and this Annual Report on Form 10-K does not include, an attestation report of an independent registered public accounting firm regarding internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is included under the heading "Executive Officers of the Registrant" in Item 1 of this Annual Report. Information regarding our directors and corporate governance under the following captions in our Proxy Statement for our annual meeting of stockholders expected to be held on May 6, 2021, is incorporated by reference herein.
"Proposal No. 1 - Election of Directors"
"Stock Ownership - Section 16(a) Beneficial Ownership Reporting Compliance"
"Stockholder Proposals - Nominations of Director Candidates for the 2021 Annual Meeting"
"Corporate Governance Principles"
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
Equity Compensation Plan Information
The following table provides information regarding our equity compensation plans as of December 31, 2020.

	I	II
Equity compensation plans not approved by security holders:	Number of Shares Issuable Upon Vesting of Outstanding RSU Awards (a)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column I) (b)
InvenTrust Properties Corp. 2015 Incentive Award Plan (c)	4,424,770	18,329,901
(a)Represents restricted share unit ("RSU") awards outstanding under the Incentive Award Plan as of December 31, 2020.
(b)Includes shares of common stock available for future grants under the Incentive Award Plan as of December 31, 2020.
(c)The weighted average grant date price per share of common stock underlying the unvested restricted stock units based on total outstanding restricted stock units as of December 31, 2020, was $3.14.
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

4.3*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

EXHIBIT NO.	DESCRIPTION
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

10.10.2^
First Amendment to InvenTrust Properties Corp. 2015 Incentive Award Plan, dated May 6, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 15, 2016)

10.10.3^	Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 10, 2017)
10.10.4^
Form of Director Restricted Stock Unit Agreement for 2016 Pro Rata Awards (incorporated by reference to Exhibit 10.10.3 to the Registrant's Form 10-K, as filed by the Registrant with the SEC on March 17, 2017)

10.10.5^
Form of Director Restricted Stock Unit Agreement for 2017 Annual Pro Rata Awards (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 10, 2017)

10.10.6^	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 10, 2017)
10.10.7^	InvenTrust Properties Corp. Director Compensation Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 10, 2017)
10.10.8^	InvenTrust Properties Corp. Executive Severance and Change of Control Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant on July 13, 2018)

EXHIBIT NO.	DESCRIPTION
10.10.9^	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on May 14, 2019)
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

10.14	Form of Director Restricted Stock Unit Agreement for Annual Awards (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 7, 2020)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of KPMG LLP
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Second Amended and Restated Share Repurchase Program (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed November 1, 2019)
101	The following financial information from our Annual Report for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 19, 2021, is formatted in Extensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text).
*	Filed as part of this Annual Report
^	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INVENTRUST PROPERTIES CORP.

By:	/s/ Thomas P. McGuinness
Name:	Thomas P. McGuinness
President and Chief Executive Officer (Principal Executive Officer)
Date:	February 19, 2021
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Thomas P. McGuinness	President and Chief Executive Officer (Principal Executive Officer)	February 19, 2021
Name:	Thomas P. McGuinness

By:	/s/ Daniel J. Busch	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 19, 2021
Name:	Daniel J. Busch

By:	/s/ Michael D. Phillips	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2021
Name:	Michael D. Phillips

By:	/s/ Stuart Aitken	Director	February 19, 2021
Name:	Stuart Aitken

By:	/s/ Amanda Black	Director	February 19, 2021
Name:	Amanda Black

By:	/s/ Thomas F. Glavin	Director	February 19, 2021
Name:	Thomas F. Glavin

By:	/s/ Scott A. Nelson	Director	February 19, 2021
Name:	Scott A. Nelson

By:	/s/ Paula J. Saban	Director	February 19, 2021
Name:	Paula J. Saban

By:	/s/ Michael A. Stein	Director	February 19, 2021
Name:	Michael A. Stein

By:	/s/ Julian E. Whitehurst	Director	February 19, 2021
Name:	Julian E. Whitehurst

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of InvenTrust Properties Corp. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive (loss) income, equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Expected hold period of investment properties
As discussed in Note 2 to the consolidated financial statements, the Company assesses the carrying values of its investment properties (including any related intangible assets or liabilities) on an individual basis when events or changes in circumstances, including changes in the expected holding period, indicate their carrying value may not be fully recoverable. If it is determined that the carrying value of the investment property is not recoverable because the expected undiscounted cash flows do not exceed that carrying value of the property, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value. Changes in the expected hold period could have a material impact on the projected operating cash flows. Net investment properties as of December 31, 2020 was $1,929 million, or 80% of total assets.
We identified the assessment of the expected hold period for the investment properties evaluated for impairment as a critical audit matter because of the significance of the estimate to the evaluation of the recoverability of the investment properties. Changes in the expected hold period could have a material impact on the projected operating cash flows utilized in the recoverability analysis for the investment property, which could lead to the Company recording an impairment loss if the carrying value is not fully recoverable. Subjective and challenging auditor judgment was required to evaluate the reasonableness of management’s assessment of expected hold period.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the Company’s consideration of individual investment properties for potential reductions in expected hold period by:
•Inquiring of Company officials to evaluate the likelihood that an investment property will be sold before the end of its expected hold period.
•Inspecting meeting minutes of the board of directors and the investment committee to evaluate the likelihood that an investment property will be sold before the end of its expected hold period.
•Inquiring and obtaining representations from the Company regarding the status and evaluation of any potential disposal of properties. We corroborated that information with others in the organization who are responsible for, and have authority over, disposition activities and compared with the Company’s documented investment plans.
•Reading external communications with investors in order to identify information regarding potential sales of the Company’s properties, or other indicators of a reduction in an investment property’s expected hold period.
/s/ KPMG LLP
We have served as the Company’s auditor since 2005.
Chicago, Illinois
February 19, 2021

INVENTRUST PROPERTIES CORP.
Consolidated Balance Sheets
(in thousands, except share amounts)

	As of December 31,
	2020	2019
Assets
Investment properties
Land	$577,750	$572,353
Building and other improvements	1,640,693	1,628,486
Construction in progress	3,246	4,052
Total	2,221,689	2,204,891
Less accumulated depreciation	(292,248)	(246,702)
Net investment properties	1,929,441	1,958,189
Cash and cash equivalents	222,610	255,069
Restricted cash	1,160	5,679
Investment in unconsolidated entities	109,051	118,861
Intangible assets, net	95,722	116,360
Accounts and rents receivable	28,983	30,194
Deferred costs and other assets, net	20,372	22,836
Total assets	$2,407,339	$2,507,188

Liabilities
Debt, net	$555,109	$572,850
Accounts payable and accrued expenses	28,284	29,804
Distributions payable	13,642	13,252
Intangible liabilities, net	34,872	42,642
Other liabilities	36,569	29,039
Total liabilities	668,476	687,587
Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 40,000,000 shares authorized, none outstanding.	—	—
Common stock, $0.001 par value, 1,460,000,000 shares authorized, 719,462,786 shares issued and outstanding as of December 31, 2020 and 720,807,884 shares issued and outstanding as of December 31, 2019.	719	721
Additional paid-in capital	5,566,255	5,568,707
Distributions in excess of accumulated net income	(3,815,662)	(3,750,884)
Accumulated comprehensive (loss) income	(12,449)	1,057
Total stockholders' equity	1,738,863	1,819,601
Total liabilities and stockholders' equity	$2,407,339	$2,507,188
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.
Consolidated Statements of Operations and Comprehensive (Loss) Income
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Income
Lease income, net	$192,957	$220,653	$236,560
Other property income	1,229	1,981	1,724
Other fee income	3,647	3,856	4,390
Total income	197,833	226,490	242,674

Operating expenses
Depreciation and amortization	87,755	97,429	100,593
Property operating	27,909	31,944	34,822
Real estate taxes	30,845	34,232	35,205
General and administrative	33,141	35,361	35,267
Total operating expenses	179,650	198,966	205,887

Other (expense) income
Interest expense, net	(18,749)	(22,717)	(24,943)
(Loss) gain on extinguishment of debt, net	(2,543)	(2,901)	9,103
Provision for asset impairment	(9,002)	(2,359)	(3,510)
Gain on sale and transfer of investment properties, net	1,752	62,011	95,097
Equity in (losses) earnings and (impairment), net, of unconsolidated entities	(3,141)	957	(31,393)
Other income and expense, net	3,326	1,384	2,708
Total other (expense) income, net	(28,357)	36,375	47,062

Net (loss) income from continuing operations	(10,174)	63,899	83,849
Net loss from discontinued operations	—	(25,500)	—
Net (loss) income	$(10,174)	$38,399	$83,849

Weighted average number of common shares outstanding, basic	719,882,476	728,620,309	761,139,011
Weighted average number of common shares outstanding, diluted	719,882,476	729,384,149	762,065,474

Net (loss) income per common share, from continuing operations, basic and diluted	$(0.01)	$0.09	$0.11
Net loss per common share, from discontinued operations, basic and diluted	$—	$(0.04)	$—
Net (loss) income per common share, basic and diluted	$(0.01)	$0.05	$0.11

Distributions declared per common share outstanding	$0.08	$0.07	$0.07
Distributions paid per common share outstanding	$0.08	$0.07	$0.07

Comprehensive (loss) income
Net (loss) income	$(10,174)	$38,399	$83,849
Unrealized (loss) gain on derivatives	(16,199)	816	923
Reclassification for amounts recognized in net (loss) income	2,693	(1,396)	(956)
Comprehensive (loss) income	$(23,680)	$37,819	$83,816
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Equity
(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive (Loss) Income	Total
Beginning balance, January 1, 2018	774,293,197	$773	$5,681,912	$(3,778,908)	$1,945	$1,905,722
Impact of Accounting Standards Update ("ASU") No. 2016-01	—	—	—	275	(275)	—
Impact of ASU No. 2017-05 (a)	—	—	—	12,756	—	12,756
Adjusted balance at January 1, 2018	774,293,197	773	5,681,912	(3,765,877)	1,670	1,918,478
Net income	—	—	—	83,849	—	83,849
Unrealized gain on derivatives	—	—	—	—	923	923
Reclassification to interest expense, net	—	—	—	—	(956)	(956)
Distributions declared	—	—	—	(53,782)	—	(53,782)
Stock-based compensation, net	825,081	1	2,292	—	—	2,293
Repurchase of common stock through tender offer	(46,559,289)	(45)	(98,446)	—	—	(98,491)
Ending balance, December 31, 2018	728,558,989	729	5,585,758	(3,735,810)	1,637	1,852,314
Net income	—	—	—	38,399	—	38,399
Unrealized gain on derivatives	—	—	—	—	816	816
Reclassification to interest expense, net	—	—	—	—	(1,396)	(1,396)
Distributions declared	—	—	—	(53,473)	—	(53,473)
Stock-based compensation, net	766,500	1	3,324	—	—	3,325
Repurchase of common stock under share repurchase plan	(8,517,605)	(9)	(20,375)	—	—	(20,384)
Ending balance, December 31, 2019	720,807,884	721	5,568,707	(3,750,884)	1,057	1,819,601
Net loss	—	—	—	(10,174)	—	(10,174)
Unrealized loss on derivatives	—	—	—	—	(16,199)	(16,199)
Reclassification to interest expense, net	—	—	—	—	2,634	2,634
Reclassification to equity in losses of unconsolidated entities	—	—	—	—	59	59
Distributions declared	—	—	—	(54,604)	—	(54,604)
Stock-based compensation, net	711,981	—	2,840	—	—	2,840
Repurchase of common stock under share repurchase plan	(2,136,119)	(2)	(5,199)	—	—	(5,201)
Common stock issuance costs in excess of proceeds from distribution reinvestment plan	79,040	—	(93)	—	—	(93)
Ending balance, December 31, 2020	719,462,786	$719	$5,566,255	$(3,815,662)	$(12,449)	$1,738,863
(a) See Note 6. Investments in Unconsolidated Entities.
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(10,174)	$38,399	$83,849
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	87,755	97,429	100,593
Amortization of above and below-market leases and lease inducements, net	(7,060)	(6,148)	(5,347)
Amortization of debt premiums, discounts, and financing costs, net	1,826	1,706	1,048
Straight-line rent adjustment, net	(2,590)	(3,609)	(4,262)
Provision for asset impairment	9,002	2,359	3,510
Provision for estimated credit losses	11,119	1,557	1,360
Gain on sale and transfer of investment properties, net	(1,752)	(62,011)	(95,097)
Loss (gain) on extinguishment of debt, net	2,543	2,901	(9,103)
Equity in losses (earnings) and impairment, net, of unconsolidated entities	3,141	(957)	31,393
Distributions from unconsolidated entities	6,380	8,228	8,032
Realized and unrealized gains on marketable securities, net	—	—	(244)
Stock-based compensation, net	4,449	5,541	4,330
Provision for indemnification claims	—	25,500	—
Changes in operating assets and liabilities:
Accounts and rents receivable	(7,451)	(4,922)	(1,578)
Deferred costs and other assets, net	192	(1,624)	1,426
Accounts payable and accrued expenses	(1,888)	(66)	2,499
Other liabilities	(1,337)	1,725	2,248
Net cash provided by operating activities	94,155	106,008	124,657
Cash flows from investing activities:
Purchase of investment properties	(37,086)	(329,493)	(205,462)
Acquired in-place and market lease intangibles, net	(4,360)	(29,602)	(15,369)
Capital expenditures and tenant improvements	(12,918)	(17,754)	(27,233)
Investment in development and re-development projects	(2,189)	(7,103)	(3,796)
Proceeds from the sale and transfer of investment properties, net	8,027	346,707	430,514
Proceeds from the sale of marketable securities, net	—	—	4,696
Proceeds from the sale of unconsolidated entity	—	30,000	—
Indemnification payment related to the sale of investment properties	—	(30,000)	—
Contributions to unconsolidated entities	—	—	(2,782)
Distributions from unconsolidated entities	—	—	745
Lease commissions and other leasing costs	(1,391)	(5,621)	(6,029)
Other assets	3,096	333	(127)
Other liabilities	(2,239)	736	257
Net cash (used in) provided by investing activities	(49,060)	(41,797)	175,414

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018

Cash flows from financing activities:
Payment of tax withholdings for share-based compensation	$(1,072)	$(1,397)	$(1,567)
Repurchase of common stock under share repurchase plan	(5,201)	(20,384)	—
Repurchase of common stock through tender offer	—	—	(98,447)
Proceeds from distribution reinvestment plan	185	—	—
Distributions to shareholders	(54,214)	(53,250)	(54,194)
Proceeds from debt	150,000	118,000	179,333
Payoffs of debt	(167,349)	(106,041)	(221,358)
Debt prepayment penalties	(2,504)	(1,834)	(3,088)
Principal payments on mortgage debt	(1,441)	(2,692)	(1,924)
Payment of loan fees and deposits	(100)	(446)	(5,544)
Payment of finance lease liabilities	(377)	(272)	(307)
Net cash used in financing activities	(82,073)	(68,316)	(207,096)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(36,978)	(4,105)	92,975
Cash, cash equivalents, and restricted cash at beginning of year	260,748	264,853	171,878
Cash, cash equivalents, and restricted cash at end of year	$223,770	$260,748	$264,853

Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$222,610	$255,069	$260,131
Restricted cash	1,160	5,679	4,722
Cash, cash equivalents, and restricted cash at end of year	$223,770	$260,748	$264,853

Supplemental disclosure of cash flow information:
Cash flow disclosure, including non-cash investing and financing activities:
Cash paid for interest, net of capitalized interest	$17,256	$21,259	$24,096
Cash paid for income taxes, net of refunds	$833	$446	$463
Distributions payable to shareholders	$13,642	$13,252	$13,029
Recognition of partially deferred gains on property sales	$—	$—	$12,756
Accrued capital expenditures and tenant improvements	$1,404	$1,180	$1,679
Capitalized costs placed in service	$8,213	$29,027	$17,786
Gross issuance of shares for share-based compensation	$3,593	$4,051	$4,319
Reclassification of registration statement costs incurred to equity issuance costs	$278	$—	$—

Purchase of investment properties:
Net investment properties	$37,329	$332,148	$206,763
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	6,066	37,103	21,631
Accounts payable and accrued expenses, lease intangibles, and other liabilities	(1,949)	(10,156)	(7,563)
Cash outflow for purchase of investment properties, net	41,446	359,095	220,831
Capitalized acquisition costs	(121)	(2,334)	(430)
Construction escrow accounts	—	—	975
Credits and other changes in cash outflow, net	922	9,003	1,224
Gross acquisition price of investment properties	$42,247	$365,764	$222,600

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Sale and transfer of investment properties:
Net investment properties	$6,400	$286,682	$382,241
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	249	9,295	14,692
Accounts payable and accrued expenses, lease intangibles, and other liabilities	(374)	(9,189)	(13,035)
Debt extinguished through transfer of properties	—	—	(44,331)
Debt assumed by buyer through disposition of properties	—	—	(16,395)
Gain on sale and transfer of investment properties, net	1,752	62,011	95,097
(Loss) gain on extinguishment of debt, net	—	(2,092)	9,157
Debt prepayment penalties	—	—	3,088
Proceeds from sale and transfer of investment properties, net	8,027	346,707	430,514
Assumption of mortgage principal by buyer	—	—	16,600
Surrender of mortgage escrows for transferred properties	—	—	2,160
Credits and other changes in cash inflow, net	429	11,093	16,901
Gross disposition price of investment properties	$8,456	$357,800	$466,175

See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2020, 2019 and 2018

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
Each retail property is owned by a separate legal entity that maintains its own books and financial records. Each separate legal entity's assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in "Note 6. Investment in Unconsolidated Entities". As of December 31, 2020 and 2019, the Company had an investment in one unconsolidated real estate joint venture, as disclosed in "Note 6. Investment in Unconsolidated Entities".
The Company determined it has a single reportable segment, multi-tenant retail, for disclosure purposes in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP"). Unless otherwise noted, all dollar amounts are stated in thousands, except share, per share and per square foot data. Number of properties and square feet are unaudited.
The following table summarizes the Company's retail portfolio as of December 31, 2020 and 2019:

	Wholly-Owned Retail Properties		Unconsolidated Retail Properties
	2020	2019	2020	2019
No. of properties	55	54	10	11
Gross Leasable Area (square feet)	8,392,572	8,311,521	2,470,193	2,580,414
Impact of the COVID-19 Pandemic on the Company's Consolidated Financial Statements
The Company's business has been, and continues to be, disrupted by the coronavirus disease 2019 ("COVID-19") pandemic. The Company continues to assess the ongoing impact of the COVID-19 pandemic on all aspects of its business, including the impact on its tenants and their ability to make future rental payments in a timely fashion or at all and the possible impairment in value of our investment properties.
During the year ended December 31, 2020, deferred rental payments of $1,583 became due and payable; the Company has collected $1,379 as of December 31, 2020. During the year ended December 31, 2020, the Company had granted approximately $5,791 of rental payment deferrals, with contractual payment terms through the year ended December 31, 2023.
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
Reclassifications
The Company has made certain reclassifications to the consolidated statements of operations and comprehensive (loss) income for the years ended December 31, 2019 and 2018 to conform to the 2020 presentation, including amounts previously reported as realized and unrealized gains on marketable securities and income tax expense now reported as other income and expense, net.

The Company has made certain reclassifications to the consolidated statements of cash flows for the years ended December 31, 2019 and 2018 to conform to the 2020 presentation, including amounts previously reported as accounts and rents receivable, net, now reported as provision for estimated credit losses. These reclassifications to the consolidated statements of cash flows for the years ended December 31, 2019 and 2018 are limited to changes in presentation and did not result in any change to overall cash flows from operating activities.
Variable Interest Entities
The Company evaluates its investments in LLCs and LPs to determine whether each such entity may be a variable interest entity ("VIE"). The accounting standards related to the consolidation of VIEs require qualitative assessments to determine whether the Company is the primary beneficiary. Determination of the primary beneficiary is based on whether the Company has (i) power to direct significant activities of the VIE and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The Company consolidates a VIE if it is deemed to be the primary beneficiary. The equity method of accounting is applied to entities in which the Company is not the primary beneficiary, or if the entity is not a VIE and the Company does not have control, but can exercise significant influence over the entity with respect to its operations and major decisions. As of December 31, 2020 and 2019, the Company had no VIEs.
Revenue Recognition
Adoption of Topic 842
In conjunction with the adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 842, Leases, ("Topic 842") on January 1, 2019, the Company elected the package of practical expedients which permitted the Company to not reassess: (1) whether any expired or existing contracts are, or contain leases; (2) the lease classification for any expired or existing leases; and (3) any initial direct costs for existing leases as of the effective date. Except as described below, the Company's accounting policies and resulting recognition of lease income remained substantially consistent with previous guidance. In addition, the Company has elected the practical expedient of not separating lease and non-lease components for all qualifying leases. In effect, this generally relieves the Company from the requirement to account for certain consideration under FASB ASC 606, Revenue from Contracts with Customers ("Topic 606"). As a result of the accounting policy election, all income arising from leases is presented on a combined basis as lease income, net on the consolidated statements of operations and comprehensive (loss) income.
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
The determination of who owns the tenant improvements, for accounting purposes, is based on contractual rights and subject to judgment. In making that judgment, no one factor is determinative. The Company routinely considers:
•whether the lease stipulates how and on what a tenant improvement allowance may be spent;
•whether the tenant is required to provide evidence supporting the cost of improvements prior to reimbursement;
•whether the tenant or landlord retains legal title to the improvements;
•the uniqueness of the improvements;
•the expected economic life of the tenant improvements relative to the length of the lease; and
•who constructs or directs the construction of the improvements.
Staff Q&A, Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic
In April 2020, the FASB issued a document titled Staff Q&A, Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic ("FASB Q&A document"). The FASB Q&A document permits an election whereby an entity is not required to evaluate whether certain relief provided by a lessor in response to the COVID-19 pandemic is a lease modification (the "COVID-19 election"). An entity that makes this election can then either apply the modification guidance to that relief or account for the concession as if it were contemplated as part of the existing contract. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee.
In response to receiving numerous rent relief requests, the Company has adopted the COVID-19 election, under which lease amendments providing tenants with COVID-19 related rent relief are not treated as lease modifications unless:
•the total payments required by the amended lease are not substantially equal to or less than the total payments required by the original lease; or
•the amended lease results in an increase to the lease term.
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
Credit Losses
The Company reviews the collectability of amounts due from its tenants on a regular basis. Such reviews consider the tenant's financial condition and payment history and other economic conditions impacting the tenant. Changes in collectability occur when the Company no longer believes it is probable that substantially all the lease payments will be collected over the term of the lease. If collection is not probable, regardless of whether the Company has entered into an amendment to provide the tenant with COVID-19 related rent relief, the lease payments will be accounted for on a cash basis, and revenue will be recorded as cash is received. If reassessed, and the collection of substantially all of the lease payments from the tenant becomes probable, the accrual basis of revenue recognition is reestablished. Beginning on January 1, 2019, the provision for estimated credit losses resulting from changes in the expected collectability of lease payments, including variable payments, is recognized as a direct adjustment to lease income on the consolidated statements of operations and comprehensive (loss) income, and a direct write-off of the operating lease receivables, including straight-line rent receivable, on the consolidated balance sheets.
The Company continues to evaluate the impact of the COVID-19 pandemic on its ability to collect future lease payments under the terms of the respective leases. As the duration and severity of the COVID-19 pandemic are still uncertain and continue to evolve, uncertainty exists regarding the Company's provision for estimated credit losses for deferred rental payments receivable, billed rent and straight-line rent receivables.

Other Fee Income
The Company recognizes other fee income when it satisfies a performance obligation relating to services provided to its joint venture partnership. The resulting receivables are settled through recurring monthly payments for the services provided over the term of the contract. The Company generally does not receive prepayments for services or recognize revenue prior to being legally entitled to payment. As a result, the Company does not generally record contract assets or contract liabilities.
Property management and asset management fees are recognized over time as services are rendered to the joint venture partnership. The bundled services of the property management performance obligation and asset management performance obligation each qualify as a series of distinct services satisfied over time. The variable consideration related to each of the performance obligations is recognized in each of the periods that directly relate to the Company's efforts to provide those services. Accordingly, the Company elected the optional exemption provided by Topic 606 to not disclose information about remaining wholly unsatisfied performance obligations. The variability in timing of the property management and asset management fees, which generally relate to the fluctuation in cash receipts from tenants and potential changes in equity capitalization, are resolved on a monthly basis.
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
Leasing commissions and other fees are recognized at a point in time consistent with the underlying service rendered to the joint venture partnership. The leasing performance obligation and other performance obligations are satisfied at the point in which the customer is transferred control over and consumes the benefit of the service. The uncertainty of the leasing commissions and other fees are resolved upon delivery of the underlying service. Generally, the first and second installments of leasing commissions are paid upon lease execution and rent commencement, respectively.
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
Acquisition of Real Estate
The Company evaluates the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are recorded as an expense in the consolidated statements of operations and comprehensive (loss) income. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and amortized over the useful life of the acquired assets. Generally, acquisition of real estate qualifies as an asset acquisition.
The Company allocates the purchase price of real estate to land, building, other building improvements, tenant improvements, intangible assets and liabilities (such as the value of above- and below-market leases, in-place leases and origination costs associated with in-place leases). The values of above- and below-market leases are recorded as intangible assets, net, and intangible liabilities, net, respectively, on the consolidated balance sheets, and are amortized as either a decrease (in the case of above-market leases) or an increase (in the case of below-market leases) to lease income over the remaining term of the associated tenant lease. The values, if any, associated with in-place leases are recorded in intangible assets, net, on the consolidated balance sheets and are amortized to depreciation and amortization expense on the consolidated statements of operations and comprehensive (loss) income over the remaining lease term.
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

The Company performs, with the assistance of a third-party valuation specialist, the following procedures for assets acquired:
•Estimate the value of the property "as if vacant" as of the acquisition date;
•Allocate the value of the property among land, building, and other building improvements and determine the associated useful life for each;
•Calculate the value and associated life of above- and below-market leases on a tenant-by-tenant basis. The difference between the contractual rental rates and the Company’s estimate of market rental rates is measured over a period equal to the remaining term of the leases (using a discount rate which reflects the risks associated with the leases acquired, including geographical location, size of leased area, tenant profile and credit risk);
•Estimate the fair value of the tenant improvements, legal costs and leasing commissions incurred to obtain the leases and calculate the associated useful life for each;
•Estimate the fair value of assumed debt, if any; and
•Estimate the intangible value of the in-place leases based on lease execution costs of similar leases as well as lost rent payments during an assumed lease-up period and their associated useful lives on a tenant-by-tenant basis.
Properties Held for Sale
In determining whether to classify a property as held for sale, the Company considers whether: (i) management has committed to a plan to sell the property; (ii) the property is available for immediate sale, in its present condition; (iii) the Company has initiated a program to locate a buyer; (iv) the Company believes that the sale of the property is probable; (v) the Company has received a significant non-refundable deposit for the purchase of the property; (vi) the Company is actively marketing the property for sale at a price that is reasonable in relation to its estimated fair value; and (vii) actions required for the Company to complete the plan indicate that it is unlikely that any significant changes will be made to the plan. When all criteria are met, the property is classified as held for sale and carried at the lower of cost or estimated fair value less costs to sell. Additionally, if the sale represents a strategic shift that has (or will have) a major effect on the Company's results and operations, the income and expenses for the period are classified as discontinued operations on the consolidated statements of operations and comprehensive (loss) income for all periods presented.
Impairment of Long Lived Assets
The Company assesses the carrying values of long-lived tangible and intangible assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable, such as a reduction in the expected holding period of a property. If it is determined that the carrying value is not recoverable because the expected undiscounted cash flows do not exceed that carrying value, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value. The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on the Company's continuous process of analyzing each property's economic condition at a point in time and reviewing assumptions about uncertain inherent factors, including observable inputs such as contractual revenues and unobservable inputs such as forecasted revenues and expenses, estimated net disposition proceeds, and discount rate. These unobservable inputs are based on a property's market conditions and expected growth rates.
However, assumptions and estimates about future cash flows and capitalization rates are complex and subjective. Changes in economic and operating conditions and the Company's ultimate investment intent that occur subsequent to the impairment analyses could impact these assumptions and result in additional impairment of the investment properties.
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
Depreciation expense is computed using the straight-line method. A range of estimated useful lives of 15-30 years is used for buildings and other improvements, and a range of 5-20 years is used for furniture, fixtures and equipment. Finance lease asset amortization is computed using the straight-line method over the lease term and included in depreciation and amortization on the consolidated statements of operations and comprehensive (loss) income.
Tenant improvements not of use to subsequent tenants are amortized on a straight-line basis over the lesser of the life of the tenant improvement or the lease term. Amortization is included in depreciation and amortization on the consolidated statements of operations and comprehensive (loss) income.
Deferred leasing costs are recognized as a part of deferred costs and other assets, net, on the consolidated balance sheets and are amortized to depreciation and amortization on the consolidated statements of operations and comprehensive (loss) income over the remaining term of the associated tenant lease.
Direct and indirect costs that are clearly related to the construction and improvements of investment properties are capitalized. Costs incurred for interest, property taxes and insurance are capitalized during periods in which activities necessary to prepare the property for its intended use are in progress.
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
Restricted Cash
Restricted cash consists of lenders’ escrows, operating real estate escrows for taxes, insurance, capital expenditures and payments required under certain lease agreements, and funds restricted through lender or other agreements, including funds held in escrow for future acquisitions.
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
The Company recognizes all derivatives on the consolidated balance sheets at fair value. Additionally, the fair value adjustments will affect either equity or net income depending on whether the derivative instruments qualify as a hedge for accounting purposes and, if so, the nature of the hedging activity. When the underlying transaction is terminated or completed, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures. Any derivative instrument used for risk management that does not meet the criteria for hedge accounting is marked-to-market each period on the consolidated statements of operations and comprehensive (loss) income. The Company does not use derivatives for trading or speculative purposes.
Fair Value Measurements
In accordance with FASB ASC 820, Fair Value Measurement and Disclosures ("Topic 820"), the Company defines fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer or settle a liability in an orderly transaction between market participants at the measurement date. The Company uses a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of the three broad levels described below:
•Level 1 - Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•Level 2 - Observable inputs, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
•Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
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
Income Taxes
The Company is qualified and has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") for federal income tax purposes commencing with the tax year ended December 31, 2005. Since the Company qualifies for taxation as a REIT, the Company generally is not subject to federal income tax on taxable income distributed to stockholders. To continue to qualify as a REIT, the Company generally is required to distribute at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders each year (the "90% Distribution Requirement"). If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.
From time to time, the Company may elect to treat certain of its consolidated subsidiaries as taxable REIT subsidiaries ("TRSs") pursuant to the Code. Among other activities, TRSs may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates.
During 2020, the Company either revoked the TRS elections or dissolved the legal entities for any of its consolidated subsidiaries that were TRSs. The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributed to differences between the GAAP carrying amounts of existing assets and liabilities and their respective tax bases. In assessing the realizability of the resulting deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2019, Management determined it was more likely than not that the Company would not have realized $26,427 of benefits relating to deductible differences. Accordingly, a valuation allowance was recognized to reduce the deferred tax assets to zero. At the time of revocation or liquidation in 2020, the TRSs had approximately $26,153 of gross deferred tax asset and a corresponding valuation allowance of $26,153. As a result, both the gross deferred tax asset and valuation allowance were reversed resulting in a net zero impact to both the net deferred tax asset and income tax expense. As of December 31, 2020, the Company has no significant deferred tax assets/liabilities.
Income tax expense for the years ended December 31, 2020, 2019 and 2018 is generally comprised of federal and state taxes paid by consolidated TRSs and certain state taxes paid by the Company. Under the federal legislation enacted on March 27, 2020, known as the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), certain limitations on the deductibility of net operating losses ("NOLs") enacted under prior federal tax legislation have been temporarily rolled back. In particular, the CARES Act permits businesses to carryback NOLs generated in taxable years beginning after December 31, 2017 and before January 1, 2021 to the previous five years and temporarily suspends, until taxable years beginning after December 31, 2020, the annual limit of 80% on the amount of taxable income that NOLs generated in taxable years beginning after December 31, 2017 may offset. As a result of the anticipated NOL carryback claims for the Company's TRSs, total additional tax benefits of $1,172 have been recognized as part of other income and expense, net, on the consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2020.
The Company has accrued no material interest or penalties relating to income taxes. As of December 31, 2020, the Company's 2019, 2018, and 2017 tax years remain subject to examination by U.S. and various state tax jurisdictions.

Share-Based Compensation
As of December 31, 2020, the Company has one share-based compensation plan under which time-based restricted stock units ("RSUs") and performance-based RSUs have been issued with tandem dividend equivalents. Compensation expense related to these awards, which are generally equity classified, and the tandem dividend equivalent cash payments are recognized as a part of general and administrative expenses on the consolidated statements of operations and comprehensive (loss) income.
Time-based awards are generally measured at grant date fair value and not subsequently re-measured. Compensation expense related to these awards is recognized on a straight-line basis over the vesting period. Performance-based awards are measured at grant date fair value and each grantee is eligible to vest in a number of RSUs ranging from 0% to 100% of the total number granted based on specified performance levels. For awards with a performance condition, compensation cost is recognized when the performance condition is considered probable of achievement. If a performance award has more than one potential outcome, recognition of compensation cost is based on the most likely outcome. During the service period, a cumulative catch-up approach is used to account for changes in the assessment of which outcome is most likely to occur. Absent a change in the determination of the most likely outcome, compensation expense related to these awards would be recognized on a straight-line basis from the grant date through the vesting date. Forfeitures of awards are recognized as they occur.
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
and therefore did not have an impact on the
Company's consolidated financial
position, results of operations, or cash flows.

ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and related updates	ASU 2020-04 is intended to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting.

Topic 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. Application of these expedients, which may be elected over time as reference rate reform activities occur, preserves the presentation of derivatives consistent with past presentation.	January 2020	The Company adopted ASU No. 2020-04 and the related updates. The relevant guidance and practical expedients of Topic 848 have been elected as of January 1, 2020. Most prominently, the Company has elected the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives.

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

3. Revenue Recognition
Operating Leases
Minimum lease payments to be received under long-term operating leases and short-term specialty leases, excluding additional percentage rent based on tenants' sales volume and tenant reimbursements of certain operating expenses, and assuming no exercise of renewal options or early termination rights, are as follows:

For the year ending December 31,	As of December 31, 2020
2021	$142,003
2022	124,714
2023	110,543
2024	95,002
2025	77,835
Thereafter	263,438
Total	$813,535

The table above includes payments from tenants who have taken possession of their space and tenants who have been moved to the cash basis of accounting for revenue recognition purposes. The remaining lease terms range from less than one year to seventy-eight years.
The following table reflects the disaggregation of lease income, net:

	Year Ended December 31,
	2020	2019	2018
Minimum lease payments	$143,073	$157,041	$170,379
Tax and insurance recoveries	28,827	32,347	33,177
Common area maintenance and other recoveries	21,035	23,363	24,817
Amortization of above and below-market leases and lease inducements, net	7,060	6,148	5,347
Short-term, termination fee and other lease income	4,081	3,311	2,840
Uncollectible straight-line rent	(3,214)	(145)	—
Uncollectible billed rent and recoveries	(7,905)	(1,412)	—
Lease income, net	$192,957	$220,653	$236,560

Other Fee Income
Other fee income is derived from services provided to the Company's unconsolidated real estate joint venture and therefore deemed to be related party transactions. The property management, asset management, leasing and other services are provided over the term of the contract which has a remaining original duration through 2023. The Company had receivables of $327 and $460 as of December 31, 2020 and 2019, respectively, which are included in deferred costs and other assets, net on the consolidated balance sheets.
The following table reflects the disaggregation of other fee income:

	Timing of Satisfaction of Performance Obligations	Year Ended December 31,
		2020	2019	2018
Property management fee	Over time	$2,093	$2,421	$2,626
Asset management fee	Over time	1,098	1,074	1,080
Leasing commissions and other fees	Point in time	456	361	684
Other fee income		$3,647	$3,856	$4,390

4. Acquired Properties
The following table reflects the retail properties acquired, accounted for as asset acquisitions, during the year ended December 31, 2020:

Acquisition Date	Property	Metropolitan Area	Gross Acquisition Price	Square Feet
February 25, 2020	Trowbridge Crossing	Atlanta, GA	$10,950	62,600
March 10, 2020	Antoine Town Center (a)	Houston, TX	22,254	110,500
November 6, 2020	Eldridge Town Center Kroger (b)	Houston, TX	9,043	64,722
			$42,247	237,822
(a)This retail property was acquired from the Company's unconsolidated joint venture, as disclosed in "Note 6. Investment in Unconsolidated Entities".
(b)The assets, liabilities and operations of the underlying real estate acquired are combined for presentation purposes with the retail property already owned by the Company.
The following table reflects the retail properties acquired, accounted for as asset acquisitions, during the year ended December 31, 2019:

Acquisition Date	Property	Metropolitan Area	Gross Acquisition Price	Square Feet
January 31, 2019	Commons at University Place	Raleigh	$23,250	92,000
March 20, 2019	Lakeside Winter Park and Lakeside Crossings	Orlando	63,500	76,000
April 30, 2019	Scofield Crossing (a)	Austin	3,000	64,000
May 7, 2019	Tomball Town Center Kroger	Houston	13,992	74,000
June 14, 2019	Sandy Plains Outparcel (b)	Atlanta	2,900	6,000
June 28, 2019	Shops at Fairview Town Center	Dallas	36,000	67,500
July 11, 2019	Southern Palm Crossing	Miami	96,750	346,200
September 9, 2019	Travilah Square	Washington, D.C.	52,272	58,300
September 13, 2019	Eldorado Marketplace	Dallas	70,850	189,500
September 27, 2019	Garden Village Outparcel (b)	Los Angeles	3,250	3,900
			$365,764	977,400
(a)The building and tenant improvements acquired were subject to an existing ground lease at the property.
(b)The assets, liabilities and operations of the outparcels acquired are combined for presentation purposes with retail properties already owned by the Company.
Transaction costs of $121 and $2,334 were capitalized during the years ended December 31, 2020 and 2019, respectively.

5. Disposed Properties
The following table reflects the real property disposed of during the year ended December 31, 2020:

Date	Property	Metropolitan Area	Square Feet	Gross Disposition Price	Gain (Loss) on Sale, net
February 10, 2020	University Oaks Shopping Center (a)	Round Rock, TX	N/A	$527	$357
February 12, 2020	Centerplace of Greeley (a)	Greeley, CO	N/A	123	100
May 1, 2020	Woodlake Crossing	San Antonio, TX	160,000	5,500	(213)
September 30, 2020	Eldridge Town Center (a)	Houston, TX	N/A	451	424
November 25, 2020	Antoine Town Center (b)	Houston, TX	1,610	800	66
December 31, 2020	Eldridge Town Center (a)	Houston, TX	N/A	1,055	1,018
			161,610	$8,456	$1,752
(a)The Company recognized a gain on sale related to the completion of partial condemnations at these retail properties.
(b)The Company recognized a gain on sale related to the disposition of an outparcel at this retail property.

The following table reflects the retail properties disposed of during the year ended December 31, 2019:

Disposition Date	Property	Metropolitan Area	Square Feet	Gross Disposition Price	Gain (Loss) on Sale, net	Loss on Extinguishment of Debt
April 3, 2019	Brooks Corner	San Antonio	173,000	$26,300	$5,531	$(809)
May 31, 2019	Silverlake	Cincinnati	101,000	6,650	131	—
August 15, 2019	Promenade Fultondale	Birmingham, AL	207,600	23,200	1,861	—
August 21, 2019	Crossroads at Chesapeake Square and Chesapeake Commons	Virginia Beach	198,700	23,100	1,353	—
September 10, 2019	West Creek	Austin	53,300	18,700	5,962	—
September 13, 2019	Boynton Commons	Miami	210,300	50,000	18,405	—
September 25, 2019	Quebec Square	Denver	207,600	42,250	(800)	(2,092)
October 11, 2019	Northwest Marketplace	Houston	185,200	29,500	7,037	—
November 14, 2019	White Oak Crossing	Raleigh	564,700	92,500	21,737	—
November 20, 2019	Woodbridge Crossing	Dallas	197,000	45,600	794	—
			2,098,400	$357,800	$62,011	$(2,901)

6. Investment in Unconsolidated Entities
Joint Venture Interests
IAGM
As of December 31, 2020 and 2019, the Company owned a 55% interest in one unconsolidated entity, IAGM Retail Fund I, LLC ("IAGM"), a joint venture partnership between the Company and PGGM Private Real Estate Fund ("PGGM"). As of December 31, 2020 and 2019, the carrying value of the Company's investment in IAGM was $109,051 and $118,861, respectively.
IAGM was formed on April 17, 2013 for the purpose of acquiring, owning, managing, supervising and disposing of retail properties and sharing in the profits and losses from those retail properties and their activities. The Company contributed 14 properties to IAGM during the year ended December 31, 2013, and treated the contributions as partial sales under FASB Topic 360-20, "Property, Plant and Equipment - Real Estate Sales." The resulting deferred aggregate gain of $15,625 was reflected as a basis adjustment and subsequently amortized over 30 years, consistent with the depreciation period of the investee's underlying assets. The Company's adoption of ASU No. 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets on January 1, 2018, resulted in the remaining $12,756 of the aforementioned deferred gain being recognized through beginning distributions in excess of accumulated net income.
The Company analyzed the joint venture agreement and determined that IAGM was not a VIE. The Company also considered the joint venture partners' participating rights under the joint venture agreement and determined that the joint venture partners have the ability to participate in major decisions, which equates to shared decision making. Accordingly, the Company has significant influence but does not control IAGM. Therefore, IAGM was not consolidated by the Company, and the equity method of accounting was applied. Under the equity method of accounting, the net equity investment of the Company and the Company's share of net income or loss from the unconsolidated entity are reflected in the consolidated balance sheets and the consolidated statements of operations and comprehensive (loss) income.
During the year ended December 31, 2020, the Company acquired Antoine Town Center from IAGM for $22,254, an estimated fair value determined by independent appraisal, which resulted in IAGM recognizing a gain on sale of $1,741. The Company deferred its share of IAGM's gain on sale of $958 and began amortizing the gain over 30 years as an increase to equity in earnings. Subsequent to purchasing Antoine Town Center, the Company completed a sale of an outparcel at this retail property to an unrelated third party which resulted in recognizing $54 of previously deferred gain.
During the year ended December 31, 2020, IAGM recognized a provision for asset impairment of $11,015 on one retail property, of which the Company's share of this provision for asset impairment was $6,059, as disclosed in "Note 9. Fair Value Measurements".
During the year ended December 31, 2020, IAGM prepaid a $14,872 mortgage payable with cash on hand.
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
During the year ended December 31, 2020, IAGM entered into two interest rate swap agreements to achieve fixed interest rates on its senior secured term loan facility previously subject to variability in the London Inter-bank Offered Rate ("LIBOR"). Each of the interest rate swaps have an effective date of April 1, 2020 and a termination date of November 2, 2023. One interest rate swap has a notional amount of $45,000 and achieves a fixed interest rate of 1.979%. The other interest rate swap has a notional amount of $30,000 and achieves a fixed interest rate of 1.956%. The Company recognizes its share of gains or losses resulting from IAGM's interest rate swaps as an adjustment to the Company's investment in IAGM and an increase or decrease in comprehensive income. As of December 31, 2020, the interest rate swaps were recorded as a liability with a fair value of $525 on IAGM's consolidated balance sheet, of which the Company's share was $289.

Downtown Railyard Ventures, LLC
On September 30, 2015, the Company was admitted as a member to Downtown Railyard Venture, LLC ("DRV"), which was a joint venture established for the purpose of developing and selling a land development in Sacramento, California. During the year ended December 31, 2018, the Company recorded an other-than-temporary impairment of $29,933 on DRV due to a reduction in the expected hold period, thereby reducing the investment to an estimated fair value that the Company believed would be most probable of realization if the investment was liquidated. On June 24, 2019, the Company liquidated all interests in DRV in exchange for $30,000 of cash consideration. As a result of the other-than-temporary impairment recorded in 2018, the liquidation of interests resulted in no gain or loss being recognized in 2019. The Company has no continuing involvement with DRV.
Condensed Financial Information
The following table presents condensed balance sheet information for IAGM.

	As of
	December 31, 2020	December 31, 2019
Assets:
Net investment properties	$387,394	$425,585
Other assets	72,453	66,437
Total assets	459,847	492,022
Liabilities and equity:
Mortgage debt, net	242,388	256,732
Other liabilities	19,144	20,765
Equity	198,315	214,525
Total liabilities and equity	459,847	492,022
Company's share of equity	109,928	118,861
Outside basis difference, net (a)	(877)	—
Carrying value of investments in unconsolidated entities	$109,051	$118,861
(a)The outside basis difference relates to the unamortized deferred gain on sale of Antoine Town Center.
The following table presents condensed income statement information of IAGM and disposed joint ventures.

	Year ended December 31,
IAGM	2020	2019	2018
Total income	$46,259	$53,396	$57,649
Depreciation and amortization	(16,303)	(20,135)	(21,001)
Property operating	(7,143)	(8,372)	(8,898)
Real estate taxes	(8,687)	(9,426)	(9,891)
Asset management fees	(1,098)	(1,073)	(1,080)
Interest expense, net	(7,455)	(10,882)	(13,193)
Other (expense) and income, net	(307)	157	237
Loss on debt extinguishment	(8)	—	(20)
Gain (loss) on sale of real estate, net	1,741	(559)	(4,135)
Provision for asset impairment	(11,016)	(1,443)	(3,673)
Net (loss) income	(4,017)	1,663	(4,005)
Disposed joint venture activity
Net (loss) income	—	(4,869)	573
Total net (loss) income of unconsolidated entities	$(4,017)	$(3,206)	$(3,432)

Company's share of net loss	$(2,264)	$(3,446)	$(1,870)
Outside basis adjustment for investee's sale of real estate, net	(877)	4,403	—
Impairment of DRV	—	—	(29,933)
Distributions in excess of the investments' carrying value	—	—	410
Equity in (losses) earnings and (impairment), net, of unconsolidated entities	$(3,141)	$957	$(31,393)

The following table summarizes the scheduled maturities of IAGM's mortgages payable as of December 31, 2020:

Scheduled maturities by year:	As of December 31, 2020
2021	$23,150
2022	—
2023	180,125
2024	—
2025	22,880
Thereafter	17,800
Total	$243,955
As of December 31, 2020, none of IAGM's mortgages payable are recourse to the Company. It is anticipated that the joint venture will be able to repay, refinance or extend all of its debt on a timely basis.
7. Intangible Assets, Liabilities, and Deferred Leasing Costs
The following table summarizes the Company’s identified intangible assets, liabilities, and deferred leasing costs as of December 31, 2020 and 2019:

	As of December 31,
	2020	2019
Intangible assets:
In-place leases	$146,484	$158,002
Above-market leases	15,124	16,625
Intangible assets	161,608	174,627
Accumulated amortization:
In-place leases	(58,571)	(51,471)
Above-market leases	(7,315)	(6,796)
Accumulated amortization	(65,886)	(58,267)
Intangible assets, net	$95,722	$116,360

Intangible liabilities:
Below-market leases	$64,963	$69,161
Accumulated amortization	(30,091)	(26,519)
Intangible liabilities, net	$34,872	$42,642

Deferred leasing costs:
Leasing costs	$15,029	$14,806
Accumulated amortization	(4,298)	(3,896)
Deferred leasing costs, net	$10,731	$10,910

The following table provides a summary of the amortization related to intangible assets, liabilities, and deferred leasing costs for the years ended December 31, 2020, 2019 and 2018:

	Year ended December 31,
	2020	2019	2018
Intangible assets:
In-place leases	$22,994	$24,601	$22,523
Above-market leases	2,446	2,613	3,036
Amortization of intangible assets	$25,440	$27,214	$25,559
Intangible liabilities:
Amortization of below-market leases	$9,468	$8,736	$8,570
Deferred leasing costs:
Amortization of deferred leasing costs	$1,913	$2,311	$2,036

The following table provides a summary of the amortization during the next five years and thereafter related to deferred costs and intangible assets and liabilities as of December 31, 2020:

Year ending December 31,	In-place leases	Above market leases	Deferred leasing costs	Below market leases
2021	$17,054	$1,804	$2,842	$6,276
2022	13,151	1,304	1,619	4,798
2023	11,124	1,079	1,389	3,697
2024	9,551	834	1,114	2,993
2025	8,331	627	978	2,558
Thereafter	28,702	2,161	2,789	14,550
Total	$87,913	$7,809	$10,731	$34,872
8. Debt
As of December 31, 2020, the Company's total debt, net, was $555,109, which consists of mortgages payable, net, of $106,728, credit agreements, net, of $50,000, and unsecured term loans, net, of $398,381. The Company believes that it has the ability to repay, refinance or extend any of its debt, and that it has adequate sources of funds to meet short-term cash needs related to its mortgages payable. It is anticipated that the Company will use proceeds from property sales, cash on hand, and available capacity on credit agreements, if any, to repay, refinance or extend the mortgages payable maturing in the near term.
The Company's credit agreements and mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions and distribution limitations. As of December 31, 2020 and 2019, the Company was in compliance with all loan covenants.
Mortgages payable
As of December 31, 2020 and 2019, the Company had the following mortgages payable outstanding:

	December 31, 2020	December 31, 2019
Mortgages payable (a)	$107,261	$176,051
Discount, net of accumulated amortization	(84)	(121)
Debt issuance costs, net of accumulated amortization	(449)	(609)
Total mortgages payable, net	$106,728	$175,321
(a)Mortgages payable had fixed interest rates ranging from 3.49% to 4.58%, with a weighted average interest rate of 4.07% as of December 31, 2020, and 3.49% to 5.49%, with a weighted average interest rate of 4.34% as of December 31, 2019.

The following table shows the scheduled maturities of the Company's mortgages payable as of December 31, 2020:

Scheduled maturities by year:	As of December 31, 2020
2021	$—
2022	22,834
2023	40,097
2024	15,700
2025	28,630
Thereafter	—
Total	$107,261
During the year ended December 31, 2020, the Company repaid $67,349 of mortgages payable on three retail properties with cash on hand.

Credit Agreements
Revolving line of credit
On December 21, 2018, the Company entered into an unsecured revolving credit agreement, which amended and restated the Company’s prior unsecured revolving credit agreement in its entirety, and provides for a $350,000 unsecured revolving line of credit (the "Revolving Credit Agreement"). For general corporate purposes and to increase its financial flexibility in light of the COVID-19 pandemic, the Company drew $150,000 on the Revolving Credit Agreement at an interest rate reflecting 1-Month LIBOR plus 1.05% during the second quarter of 2020. The Company subsequently repaid $100,000 of that draw during the fourth quarter of 2020. The Revolving Credit Agreement has a 4-year term maturing on December 21, 2022, with two six month extension options. As of December 31, 2020 and 2019, the Company had borrowed a total of $50,000 at an interest rate of 1.19% and no outstanding borrowings, respectively, under the Revolving Credit Agreement, and a facility fee of 0.15% based on the Company's total leverage ratio. As of December 31, 2020, $300,000 of the facility was undrawn.
Unsecured term loans
The Company has $400,000 in unsecured term loans (the "Term Loan Agreement"). The Term Loan Agreement consists of two tranches: a $250,000 5-year tranche maturing on December 21, 2023, and a $150,000 5.5-year tranche maturing on June 21, 2024. Interest rates are based on the Company's total leverage ratio or, at the Company's one-time irrevocable option, upon achievement of an investment-grade credit rating.
As of December 31, 2020 and 2019, the Company had the following borrowings outstanding under its unsecured term loans:

	December 31, 2020		December 31, 2019
	Principal Balance	Interest Rate	Principal Balance	Interest Rate	Maturity Date
$250.0 million 5 year - swapped to fixed rate	$100,000	2.6795% (a)	$100,000	2.6795% (a)	December 21, 2023
$250.0 million 5 year - swapped to fixed rate	100,000	2.6795% (a)	100,000	2.6795% (a)	December 21, 2023
$250.0 million 5 year - variable rate	50,000	1.3548% (b)	50,000	2.8911% (c)	December 21, 2023
$150.0 million 5.5 year - swapped to fixed rate	50,000	2.6915% (a)	50,000	2.6915% (a)	June 21, 2024
$150.0 million 5.5 year - swapped to fixed rate	50,000	2.6990% (a)	50,000	2.6690% (a)	June 21, 2024
$150.0 million 5.5 year - variable rate	50,000	1.3548% (b)	50,000	2.8911% (c)	June 21, 2024
Total unsecured term loans	400,000		400,000
Issuance costs, net of accumulated amortization	(1,619)		(2,471)
Total outstanding credit agreements, net	$398,381		$397,529
(a)As of December 31, 2020, the Company has four interest rate swap agreements, of which two each have a notional amount of $100,000, an effective date of December 2, 2019, a termination date of December 21, 2023, and achieve a fixed interest rate of 2.68%. The other two interest rate swap agreements each have a notional amount of $50,000, an effective date of December 2, 2019, a termination date of June 21, 2024, and achieve fixed interest rates of 2.69% and 2.70%.
(b)Interest rate reflects 1-Month LIBOR plus 1.20% effective December 1, 2020.
(c)Interest rate reflects 1-Month LIBOR plus 1.20% as of December 2, 2019.
As of December 31, 2020, each of the Company's interest rate swaps are in a liability position and included within other liabilities on the consolidated balance sheets. As of December 31, 2019, each of the Company's interest rate swaps were in an asset position and included within deferred costs and other assets, net on the consolidated balance sheets. The Company has designated these interest rate swaps as cash flow hedges.
The following table represents the effect of the derivative financial instruments on the consolidated financial statements:

Location and amount of (loss) gain recognized in accumulated comprehensive income				Location and amount of (loss) gain reclassified from accumulated comprehensive income into net (loss) income				Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded
	2020	2019	2018		2020	2019	2018		2020	2019	2018
Unrealized (loss) gain on derivatives	$(16,199)	816	923	Interest expense, net	$(2,693)	$1,396	956	Interest expense, net	$18,749	$22,717	24,943

9. Fair Value Measurements
Recurring Measurements
The following financial instruments are remeasured at fair value on a recurring basis:

	Fair Value Measurements as of
Cash Flow Hedges: (a)	December 31, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative interest rate assets (b)	$—	$—	$—	$—	$1,057	$—
Derivative interest rate liabilities (c)	—	$(12,449)	—	—	—	—
(a)During the twelve months subsequent to December 31, 2020, an estimated $4,221 of derivative interest rate liabilities recognized in accumulated comprehensive (loss) income will be reclassified into earnings.
(b)Recognized as a part of deferred costs and other assets, net, on the consolidated balance sheets.
(c)Recognized as a part of other liabilities on the consolidated balance sheets.

Level 1
At December 31, 2020 and 2019, the Company had no level one recurring fair value measurements.
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
As of December 31, 2020 and 2019, the Company determined that the credit valuation adjustments associated with nonperformance risk are not significant to the overall valuation of its derivatives. As a result, the Company's derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Level 3
At December 31, 2020 and 2019, the Company had no level three recurring fair value measurements.
Non-Recurring Measurements
Investment Properties
During the year ended December 31, 2020, the Company identified one retail property that had a reduction in its expected holding period and recorded a provision for asset impairment of $9,002 on the consolidated statement of operations and comprehensive (loss) income as a result of the fair value being lower than the property's carrying value. The Company's fair value was based on an executed sales contract. This property was disposed of on May 1, 2020.
During the year ended December 31, 2019, the Company identified one retail property that had a reduction in its expected holding period and recorded a provision for asset impairment of $2,359 on the consolidated statement of operations and comprehensive (loss) income as a result of the fair value being lower than the property's carrying value. The Company's fair value was based on an executed sales contract. This property was disposed of on September 25, 2019.
During the year ended December 31, 2018, the Company identified three retail properties that had reductions in the expected holding period and recorded an aggregate provision for asset impairment of $3,510 on the consolidated statement of operations and comprehensive (loss) income as a result of the fair values being lower than the properties' carrying values. The Company's fair values were based on executed sales contracts.

Assets Held by Unconsolidated Entities
During the year ended December 31, 2020, the Company identified one retail property within the IAGM joint venture that had a reduction in its expected holding period by the joint venture and recorded a provision for asset impairment of $11,015. A discounted cash flow model was utilized to estimate the fair value of this retail property. This cash flow model consisted of unobservable inputs such as forecasted revenues and expenses and estimated net disposition proceeds at the end of the hold period, based on market conditions and expected growth rates. A 8.50% terminal capitalization rate and a discount rate of 9.50% was utilized in the model based upon observable rates that the Company believed to be within a reasonable range of then current market rates, based on the nature of the underlying investment and associated risks. The Company recognized its' share of this provision for asset impairment of $6,059 on its consolidated statement of operations and comprehensive (loss) income as part of equity in (losses) earnings and (impairment), net, for the year ended December 31, 2020.
Unconsolidated Entities
During the year ended December 31, 2018, the Company evaluated its investment in DRV for potential other-than-temporary impairment due to a reduction in expected holding period. The Company obtained a third-party independent appraisal to assist in establishing a range of estimated fair values of the underlying assets as of December 31, 2018. The appraisal utilized a discounted cash flow model, which included inflows and outflows over a specific holding period. The cash flows consisted of unobservable inputs such as forecasted revenues and expenses, based on market conditions and expected growth rates. Capitalization rates ranging from 5.00% to 8.00% and discount rates ranging from 10.00% to 35.00% were utilized in the model based upon observable rates that the Company believed to be within a reasonable range of then current market rates, based on the nature of the underlying investment and associated risks. As a result of the third party independent appraisal, the Company recorded an other-than-temporary impairment of $29,933 related to DRV on the consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2018.
The following table summarizes activity for the Company’s assets measured at fair value on a non-recurring basis and the related impairment charges for the years ended December 31, 2020, 2019, and 2018:

	December 31, 2020		December 31, 2019		December 31, 2018
	Level 3	Impairment Loss	Level 3	Impairment Loss	Level 3	Impairment Loss
Investment properties	$5,500	$9,002	$42,250	$2,359	$64,075	$3,510
Investment in unconsolidated entities	—	—	—	—	30,049	29,933
Total		$9,002		$2,359		$33,443

Financial Instruments Not Measured at Fair Value
The table below represents the estimated fair value of financial instruments presented at carrying values in the Company's consolidated financial statements as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$107,261	$106,494	$176,051	$178,937
Term loans	$400,000	$400,055	$400,000	$400,020
Revolving line of credit	$50,000	$50,032	$—	$—
The Company estimated the fair value of its mortgages payable using a weighted-average effective market interest rate of 4.25% and 3.71% as of December 31, 2020 and 2019, respectively. The fair value estimate of the term loans approximate the carrying value due to limited market volatility in pricing. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to that of the Company's. As a result, the Company used a weighted-average interest rate of 1.36% and 2.77% as of December 31, 2020 and 2019, respectively, to estimate the fair value of its term loans. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.

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
The following table reconciles the amounts used in calculating basic and diluted earnings per share:

	Year ended December 31,
	2020	2019	2018
Numerator:
Net (loss) income from continuing operations	$(10,174)	$63,899	$83,849
Earnings allocated to unvested restricted shares	—	(29)	(95)
Net (loss) income from continuing operations attributable to common shareholders	$(10,174)	$63,870	$83,754
Net (loss) income from discontinued operations attributable to common shareholders	$—	$(25,500)	$—

Denominator:
Weighted average number of common shares outstanding - basic	719,882,476	728,620,309	761,139,011
Effect of unvested restricted shares (a)	—	763,840	926,463
Weighted average number of common shares outstanding - diluted	719,882,476	729,384,149	762,065,474

Basic and diluted earnings per common share:
Net (loss) income from continuing operations per share	$(0.01)	$0.09	$0.11
Net loss from discontinued operations per share	—	(0.04)	—
Net (loss) income per share	$(0.01)	$0.05	$0.11
(a)For the year ended December 31, 2020, the Company has excluded the anti-dilutive effect of unvested restricted shares.
On November 1, 2019, the Company adopted a Second Amended and Restated Share Repurchase Program ("SRP"), authorizing redemption of the Company's shares of common stock, subject to certain conditions and limitations, to provide limited liquidity to stockholders. The Company's obligation to repurchase any shares under the SRP was conditioned upon having sufficient funds available to complete the repurchase. The repurchase price per share for all stockholders is equal to a 25% discount to the most recent estimated NAV per share of the Company's common stock established by the Company's board of directors, which was $3.14 per share as of May 1, 2019. During the year ended December 31, 2019, 8,517,605 shares were repurchased in connection with the SRP at a price per share of $2.355. During the year ended December 31, 2020, 2,136,119 shares were repurchased in connection with the SRP.
On November 1, 2019, the Company began offering shares of the Company's common stock to existing stockholders pursuant to the Company's amended and restated distribution reinvestment plan ("DRP"). Under the DRP, stockholders may elect to reinvest an amount equal to the distributions declared on their shares of common stock into additional shares of the Company's common stock in lieu of receiving cash distributions. In accordance with the DRP, participants may acquire shares of common stock at a 25% discount to the most recent estimated NAV per share of the Company's common stock established by the Company's board of directors, which was $3.14 per share as of May 1, 2019. During the year ended December 31, 2019, the Company did not issue shares pursuant to the DRP. During the year ended December 31, 2020 the Company sold a total of 79,040 shares in connection with the DRP at a price per share of $2.355.
Effective July 11, 2020, the Company suspended the SRP and the DRP.
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

11. Stock-Based Compensation
Incentive Award Plan
Effective as of June 19, 2015, the Company's Board adopted the Incentive Award Plan, under which the Company may grant cash and equity incentive awards to eligible employees, directors, and consultants. Time-based RSU awards granted to employees vest equally on each of the first three anniversaries of the applicable vesting commencement date, and time-based RSU awards granted to directors vest on the earlier of the one-year anniversary of the applicable grant date or the date of the Company's next annual meeting of its shareholders following the grant date, subject to the recipients' continued service to the Company. Performance-based RSU awards granted to employees vest on the third anniversary subsequent to the grant date, subject to the recipients' continued service to the Company and achievement of the specified performance levels.
Under the Incentive Award Plan, the Company is authorized to grant up to 30,000,000 shares of the Company's common stock pursuant to awards under the Incentive Award Plan. As of December 31, 2020, 18,329,901 shares were available for future issuance under the Incentive Award Plan.
The following table summarizes the Company's RSU activity under the Incentive Award Plan during the years ended December 31, 2020, 2019 and 2018:

	Unvested Time-Based RSUs	Unvested Performance-Based RSUs	Weighted Average Grant Date Value Per Share (a)
Outstanding as of January 1, 2018	1,535,505	—	$3.19
Shares granted	1,950,307	—	$3.14
Shares vested	(1,349,852)	—	$3.20
Shares forfeited	(587,810)	—	$3.19
Outstanding as of December 31, 2018	1,548,150	—	$3.18

Shares granted	1,225,170	1,450,811	$3.14
Shares vested	(1,275,188)	—	$3.18
Shares forfeited	(202,441)	(61,169)	$3.17
Outstanding as of December 31, 2019	1,295,691	1,389,642	$3.14

Shares granted	1,255,793	2,484,346	$3.14
Shares vested	(1,144,343)	—	$3.14
Shares forfeited	(303,325)	(553,034)	$3.14
Outstanding as of December 31, 2020	1,103,816	3,320,954	$3.14
(a)On May 8, 2020, the board of directors approved a grant of time-based and performance-based RSUs under the Incentive Award Plan at the most recent estimated net asset value per share of $3.14 as of May 1, 2019. Periodically, the Company engages an independent third-party valuation advisory consulting firm to estimate the per share value of the Company's common stock.
As of December 31, 2020, there was $5,221 of total unrecognized compensation expense related to unvested stock-based compensation arrangements that will vest through December 2022. The Company recognized stock-based compensation expense of $4,449, $5,541 and $4,330 for the years ended December 31, 2020, 2019 and 2018, respectively, as a part of general and administrative expenses on the consolidated statements of operations and comprehensive (loss) income.
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

University House Communities Group, Inc., Indemnity Claims
The Company received an indemnity notice from UHC Acquisition Sub LLC ("UHC") regarding certain matters under the Stock Purchase Agreement, dated January 3, 2016, for University House Communities Group, Inc., which was sold in June 2016. The notice set forth various items for which UHC believed they were entitled to indemnification from the Company. On June 14, 2019, UHC and the Company, through various negotiations, reached a final settlement for the claims in the amount of $30,000, which was paid by the Company on June 24, 2019. The Company recognized losses from discontinued operations related to these claims of $25,500 during the year ended December 31, 2019.
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
In conjunction with the adoption of Topic 842, the Company elected the following practical expedients and accounting policies:
•to combine lease and non-lease components and apply Topic 842 to the combined component;
•to utilize a portfolio approach for determining a discount rate for groups of leases which are similar in nature and have similar contract provisions;
•to not recognize assets and liabilities related to leases with terms of 12 months or less; and
•to exclude variable lease payments from initial recognition of the lease liabilities and all lease options from the determination of minimum lease terms.
The following table reflects the Company's operating and finance lease arrangements as of December 31, 2020 and 2019:

		As of
	Balance Sheet Caption	December 31, 2020	December 31, 2019
Operating lease ROU assets	Deferred costs and other assets, net	$2,696	$2,515
Operating lease ROU accumulated amortization	Deferred costs and other assets, net	$(896)	$(539)
Operating lease liabilities	Other liabilities	$1,976	$2,169

Finance lease ROU assets	Building and other improvements	$1,641	$1,641
Finance lease ROU accumulated amortization	Accumulated depreciation	$(297)	$(187)
Finance lease liabilities	Other liabilities	$673	$1,050

The following table reflects the Company's total lease cost, weighted-average lease terms and weighted-average discount rates for the years ended December 31, 2020 and 2019:

	Statement of Operations and Comprehensive (Loss) Income Caption	Year ended December 31,
		2020	2019
Minimum operating lease payments	General and administrative	$663	$672
Variable operating lease payments	General and administrative	276	122
Short-term operating lease payments	General and administrative	124	313
ROU amortization of finance leases	Depreciation and amortization	109	133
Interest expense of finance leases	Interest expense, net	37	60
Total lease cost		$1,209	$1,300

Weighted-average remaining lease term of operating leases		4.0 years	4.7 years
Weighted-average remaining lease term of finance leases		1.8 years	2.8 years
Weighted-average discount rate of operating leases		4.44%	4.44%
Weighted-average discount rate of finance leases		3.50%	3.50%

The following table reflects the Company's future minimum lease obligations as of December 31, 2020:

	Future Minimum Lease Payments
Scheduled minimum payments by year:	Operating Leases	Finance Leases
2021	$547	$408
2022	522	279
2023	536	21
2024	550	—
2025	53	—
Thereafter	—	—
Total expected minimum lease obligation	2,208	708
Less: Amount representing interest (a)	(232)	(35)
Present value of net minimum lease payments	$1,976	$673
(a)Interest includes the amount necessary to reduce the total expected minimum lease obligations to present value calculated at the Company's incremental borrowing rate.

13. Subsequent Events
In preparing its consolidated financial statements, the Company evaluated events and transactions occurring after December 31, 2020 through the date the financial statements were issued for recognition and disclosure purposes.
14. Quarterly Supplemental Financial Information (unaudited)
The following table represents the results of operations, for each quarterly period, during 2020 and 2019:

	For the quarter ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total income	$51,211	$52,545	$41,639	$52,438
Net income (loss) from continuing operations	1,246	1,677	(9,611)	(3,486)
Net loss from discontinued operations	—	—	—	—
Net income (loss)	1,246	1,677	(9,611)	(3,486)
Net loss per common share, basic and diluted (a)	—	—	($0.01)	—
Weighted average number of common shares outstanding, basic (a)	718,940,463	718,934,723	720,849,620	720,825,864
Weighted average number of common shares outstanding, diluted (a)	719,858,839	719,568,339	720,849,620	720,825,864

	For the quarter ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total income	$54,740	$58,169	$57,190	$56,391
Net income from continuing operations	28,694	24,926	6,278	4,001
Net loss from discontinued operations	—	—	(12,000)	(13,500)
Net income (loss)	28,694	24,926	(5,722)	(9,499)
Net loss per common share, from discontinued operations, basic and diluted (a)	—	—	($0.02)	($0.02)
Net income (loss) per common share, basic and diluted (a)	$0.04	$0.03	($0.01)	($0.01)
Weighted average number of common shares outstanding, basic (a)	728,544,149	728,722,763	728,654,374	728,558,989
Weighted average number of common shares outstanding, diluted (a)	729,536,570	729,456,722	729,287,663	728,827,861
(a)Quarterly net income (loss) per common share amounts may not total to the annual amounts due to rounding and the changes in the number of weighted average common shares outstanding.

INVENTRUST PROPERTIES CORP.
Schedule III - Real Estate and Accumulated Depreciation
(amounts stated in thousands)

		Initial Cost (A)				Gross amount at which carried at end of period
PROPERTY NAME Location	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date Acquired
ANTOINE TOWN CENTER Houston, TX	$—	$5,327	$14,333	$—	$—	$5,327	$14,333	$19,660	$549	2020
BEAR CREEK VILLAGE CENTER Wildomar, CA	—	3,523	12,384	—	349	3,523	12,733	16,256	5,391	2009
BENT TREE PLAZA Raleigh, NC	—	1,983	7,093	—	1,880	1,983	8,973	10,956	3,489	2009
BUCKHEAD CROSSING Atlanta, GA	—	7,565	27,104	—	1,075	7,565	28,179	35,744	12,128	2009
CAMPUS MARKETPLACE San Marcos, CA	—	26,928	43,445	55	346	26,983	43,791	70,774	6,261	2017
CARY PARK TOWN CENTER Cary, NC	—	5,555	17,280	—	6	5,555	17,286	22,841	2,169	2017
CENTERPLACE OF GREELEY Greeley, CO	—	3,904	14,715	(23)	638	3,881	15,353	19,234	6,512	2009
CHEYENNE MEADOWS Colorado Springs, CO	—	2,023	6,991	—	161	2,023	7,152	9,175	3,110	2009
COMMONS AT UNIVERSITY PLACE Raleigh, NC	—	3,198	17,909	—	—	3,198	17,909	21,107	1,194	2019
COWETA CROSSING Newnan, GA	—	1,143	4,590	—	8	1,143	4,597	5,740	2,091	2009
CUSTER CREEK VILLAGE Richardson, TX	—	4,750	12,245	—	418	4,750	12,663	17,413	5,963	2007
ELDORADO MARKETPLACE Dallas, TX	—	15,732	49,311	—	(60)	15,732	49,251	64,983	2,328	2019
ELDRIDGE TOWN CENTER Houston, TX	—	5,380	22,994	2,062	4,869	7,442	27,863	35,305	11,216	2005
GARDEN VILLAGE San Pedro, CA	—	3,188	16,522	3,268	1,026	6,456	17,549	24,005	6,999	2009
GATEWAY MARKET CENTER Tampa, FL	—	13,600	4,992	—	4,145	13,600	9,137	22,737	2,622	2010
KENNESAW MARKETPLACE Kennesaw, GA	—	12,587	51,860	—	362	12,587	52,222	64,809	4,684	2018
KROGER TOMBALL Tomball, TX	—	1,104	10,223	—	—	1,104	10,223	11,327	604	2019

31

		Initial Cost (A)				Gross amount at which carried at end of period
PROPERTY NAME Location	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date Acquired
KYLE MARKETPLACE Kyle, TX	$—	$6,076	$48,220	$—	$331	$6,076	$48,551	$54,627	$5,652	2017
LAKESIDE WINTER PARK AND CROSSINGS Orland, FL	—	16,594	41,085	—	(283)	16,594	40,801	57,395	2,557	2019
MARKET AT WESTLAKE Westlake Hills, TX	—	1,200	6,274	(64)	89	1,136	6,363	7,499	3,023	2007
NORTHCROSS COMMONS Charlotte, NC	—	7,591	21,303	—	637	7,591	21,940	29,531	3,271	2016
OLD GROVE MARKETPLACE Oceanside, CA	—	12,545	8,902	—	232	12,545	9,134	21,679	1,518	2016
PARAISO PARC AND WESTFORK PLAZA Pembroke Pines, FL	—	28,267	124,019	—	5,099	28,267	129,118	157,385	17,200	2017
PAVILION AT LAQUINTA LaQuinta, CA	22,834	15,200	20,947	—	1,244	15,200	22,192	37,392	9,253	2009
PEACHLAND PROMENADE Port Charlotte, FL	—	1,742	6,502	4,158	8,440	5,900	14,943	20,843	1,579	2009
PGA PLAZA Palm Beach Gardens, FL	—	10,414	75,730	—	318	10,414	76,048	86,462	6,624	2018
PLANTATION GROVE Ocoee, FL	7,300	3,705	6,300	—	648	3,705	6,948	10,653	1,688	2014
PLAZA MIDTOWN Atlanta, GL	—	5,295	23,946	—	242	5,295	24,188	29,483	2,686	2017
RENAISSANCE CENTER Durham, NC	14,468	26,713	96,141	—	4,693	26,713	100,834	127,547	17,495	2016
RIO PINOR PLAZA Orlando, FL	—	5,171	26,903	—	444	5,171	27,347	32,518	5,094	2015
RIVER OAKS SHOPPING CENTER Valencia, CA	—	24,598	88,418	—	205	24,598	88,623	113,221	10,224	2017
RIVERVIEW VILLAGE Arlington, TX	—	6,000	9,649	—	822	6,000	10,472	16,472	5,116	2007
RIVERWALK MARKET Flower Mound, TX	—	5,931	23,922	—	371	5,931	24,293	30,224	3,653	2016
ROSE CREEK Woodstock, GA	—	1,443	5,630	—	492	1,443	6,122	7,565	2,536	2009
SANDY PLAINS CENTRE Marietta, GA	—	12,364	27,270	652	2,170	13,016	29,440	42,456	2,050	2018

		Initial Cost (A)				Gross amount at which carried at end of period
PROPERTY NAME Location	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date Acquired
SARASOTA PAVILION Sarasota, FL	$—	$12,000	$25,823	$—	$4,423	$12,000	$30,246	$42,246	$10,720	2010
SCOFIELD CROSSING Austin, TX	—	8,100	4,992	(576)	3,453	7,524	8,445	15,969	2,783	2007
SHOPS AT FAIRVIEW TOWN CENTER Dallas, TX	—	7,299	25,233	—	43	7,299	25,276	32,575	1,330	2019
SHOPS AT THE GALLERIA Austin, TX	—	52,104	75,651	—	798	52,104	76,449	128,553	13,309	2016
SONTERRA VILLAGE San Antonio, TX	—	5,150	15,095	—	464	5,150	15,558	20,708	2,772	2015
SOUTHERN PALM CROSSING Miami, FL	—	37,735	49,843	(745)	(1,045)	36,990	48,797	85,787	2,815	2019
STEVENSON RANCH Stevenson Ranch, CA	—	29,519	39,190	—	135	29,519	39,324	68,843	6,637	2016
SUNCREST VILLAGE Orlando, FL	8,400	6,742	6,403	—	920	6,742	7,323	14,065	1,799	2014
SYCAMORE COMMONS Matthews, NC	—	12,500	31,265	—	1,885	12,500	33,150	45,650	12,873	2010
THE CENTER AT HUGH HOWELL Tucker, GA	—	2,250	11,091	—	1,017	2,250	12,108	14,358	6,125	2007
THE PARKE Cedar Park, TX	—	9,271	83,078	—	781	9,271	83,859	93,130	10,072	2017
THE POINTE AT CREEDMOOR Raleigh, NC	—	7,507	5,454	—	55	7,507	5,509	13,016	998	2016
THE SHOPS AT TOWN CENTER Germantown, MD	—	19,998	29,776	—	593	19,998	30,369	50,367	4,095	2017
THE SHOPS AT WALNUT CREEK Westminster, CO	28,630	10,132	44,089	—	5,937	10,132	50,027	60,159	9,460	2015
THOMAS CROSSROADS Newnan, GA	—	1,622	8,322	—	1,027	1,622	9,349	10,971	3,770	2009
TRAVILAH SQUARE Washington, D.C.	—	8,964	39,836	—	136	8,964	39,972	48,936	1,803	2019
TROWBRIDGE CROSSING Sandy Springs, GA	—	2,366	7,808	—	—	2,366	7,808	10,174	272	2020
UNIVERSITY OAKS SHOPPING CENTER Round Rock, TX	25,629	7,250	25,326	(170)	8,189	7,080	33,515	40,595	12,973	2010

		Initial Cost (A)				Gross amount at which carried at end of period
PROPERTY NAME Location	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land and Improvements	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date Acquired
WESTPARK SHOPPING CENTER Glen Allen, VA	$—	$7,462	$24,164	$—	$4,470	$7,462	$28,634	$36,096	$4,350	2013
WINDWARD COMMONS Alpharetta, GA	—	12,823	13,779	—	629	12,823	14,408	27,231	2,308	2016
Total corporate assets	—	—	—	—	3,996	—	3,996	3,996	2,455	-
Total	$107,261	$569,133	$1,561,370	$8,617	$79,323	$577,750	$1,640,693	$2,218,443	$292,248
Construction in progress		—	—	—	3,246	—	3,246	3,246	—
Total investment properties		$569,133	$1,561,370	$8,617	$82,569	$577,750	$1,643,939	$2,221,689	$292,248

Notes to Schedule III
The aggregate cost of real estate owned at December 31, 2020 for federal income tax purposes was approximately $2,441,661 (unaudited).
(A)The initial cost to the Company represents the original purchase price of the asset, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
(B)Cost capitalized subsequent to acquisition includes additional tangible costs associated with investment properties. Amount also includes impairment charges recorded subsequent to acquisition to reduce basis.
(C)Reconciliation of total investment properties:

	2020	2019	2018
Balance at January 1,	$2,204,891	$2,242,283	$2,521,060
Acquisitions and capital improvements	52,222	359,753	245,252
Disposals and write-offs	(35,424)	(397,145)	(524,029)
Balance at December 31	$2,221,689	$2,204,891	$2,242,283
(D)Reconciliation of accumulated depreciation:

	2020	2019	2018
Balance at January 1,	$246,702	$286,330	$348,337
Depreciation expense, continuing operations	61,897	66,808	73,021
Disposal and write-offs	(16,351)	(106,436)	(135,028)
Balance at December 31,	$292,248	$246,702	$286,330
(E)Depreciation is computed based upon the following estimated lives:

Buildings and other improvements	15	-	30 years
Tenant improvements	Life of the lease
Furniture, fixtures and equipment	5	-	20 years