Form 10-Q
period 2021-03-31
InvenTrust Properties Corp.
filed 2021-05-07
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
Securities registered pursuant to Section 12(g) of the Act: Common Stock
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of May 1, 2021, there were 719,462,786 shares of the registrant's common stock outstanding.

INVENTRUST PROPERTIES CORP.

Quarterly Report on Form 10-Q
For the quarterly period ended March 31, 2021
Table of Contents

-i-

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	As of
	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Investment properties
Land	$577,369	$577,750
Building and other improvements	1,643,334	1,640,693
Construction in progress	4,204	3,246
Total	2,224,907	2,221,689
Less accumulated depreciation	(308,231)	(292,248)
Net investment properties	1,916,676	1,929,441
Cash and cash equivalents	175,120	222,610
Restricted cash	919	1,160
Investment in unconsolidated entities	106,566	109,051
Intangible assets, net	90,604	95,722
Accounts and rents receivable	25,426	28,983
Deferred costs and other assets, net	22,978	20,372
Total assets	$2,338,289	$2,407,339

Liabilities
Debt, net	$504,965	$555,109
Accounts payable and accrued expenses	24,520	28,284
Distributions payable	14,065	13,642
Intangible liabilities, net	33,165	34,872
Other liabilities	32,552	36,569
Total liabilities	609,267	668,476
Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 1,460,000,000 shares authorized, 719,462,786 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	719	719
Additional paid-in capital	5,567,638	5,566,255
Distributions in excess of accumulated net income	(3,829,827)	(3,815,662)
Accumulated comprehensive loss	(9,508)	(12,449)
Total stockholders' equity	1,729,022	1,738,863
Total liabilities and stockholders' equity	$2,338,289	$2,407,339
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2021	2020
Income
Lease income, net	$49,926	$51,284
Other property income	182	191
Other fee income	1,013	963
Total income	51,121	52,438

Operating expenses
Depreciation and amortization	21,687	22,122
Property operating	8,009	7,108
Real estate taxes	8,133	8,489
General and administrative	10,351	7,195
Total operating expenses	48,180	44,914

Other (expense) income
Interest expense, net	(3,985)	(4,809)
Provision for asset impairment	—	(9,002)
Gain on sale of investment properties, net	519	457
Equity in earnings of unconsolidated entities	620	789
Other income and expense, net	(195)	1,555
Total other (expense) income, net	(3,041)	(11,010)

Net loss	$(100)	$(3,486)

Weighted-average number of common shares outstanding, basic	719,462,786	720,825,864
Weighted-average number of common shares outstanding, diluted	719,462,786	720,825,864

Net loss per common share, basic and diluted	$—	$—

Distributions declared per common share outstanding	$0.02	$0.02
Distributions paid per common share outstanding	$0.02	$0.02

Comprehensive income (loss)
Net loss	$(100)	$(3,486)
Unrealized gain (loss) on derivatives	1,893	(14,141)
Reclassification to net loss	1,048	(145)
Comprehensive income (loss)	$2,841	$(17,772)
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income (Loss)	Total

Beginning balance, January 1, 2020	720,807,884	$721	$5,568,707	$(3,750,884)	$1,057	$1,819,601
Net loss	—	—	—	(3,486)	—	(3,486)
Unrealized loss on derivatives	—	—	—	—	(14,141)	(14,141)
Reclassification to interest expense, net	—	—	—	—	(145)	(145)
Distributions declared	—	—	—	(13,678)	—	(13,678)
Stock-based compensation, net	—	—	201	—	—	201
Common stock issuance costs in excess of proceeds from distribution reinvestment plan	21,249	—	(229)	—	—	(229)
Ending balance, March 31, 2020	720,829,133	$721	$5,568,679	$(3,768,048)	$(13,229)	$1,788,123

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Loss	Total

Beginning balance, January 1, 2021	719,462,786	$719	$5,566,255	$(3,815,662)	$(12,449)	$1,738,863
Net loss	—	—	—	(100)	—	(100)
Unrealized gain on derivatives	—	—	—	—	1,893	1,893
Reclassification to interest expense, net	—	—	—	—	1,017	1,017
Reclassification to equity in earnings of unconsolidated entities	—	—	—	—	31	31
Distributions declared	—	—	—	(14,065)	—	(14,065)
Stock-based compensation, net	—	—	1,383	—	—	1,383
Ending balance, March 31, 2021	719,462,786	719	5,567,638	(3,829,827)	(9,508)	1,729,022

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(100)	$(3,486)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,687	22,122
Amortization of above and below-market leases and lease inducements, net	(1,243)	(1,542)
Amortization of debt discounts and financing costs	383	467
Straight-line rent adjustment, net	(640)	(541)
Provision for estimated credit losses	191	763
Provision for asset impairment	—	9,002
Gain on sale of investment properties, net	(519)	(457)
Equity in earnings of unconsolidated entities	(620)	(789)
Distributions from unconsolidated entities	3,300	2,299
Stock-based compensation, net	2,496	528
Changes in operating assets and liabilities:
Accounts and rents receivable	4,006	4,423
Deferred costs and other assets, net	(2,263)	(3,627)
Accounts payable and accrued expenses	(5,562)	(9,375)
Other liabilities	(270)	(2,889)
Net cash provided by operating activities	20,846	16,898
Cash flows from investing activities:
Purchase of investment properties	—	(32,377)
Capital expenditures and tenant improvements	(2,953)	(4,169)
Investment in development and re-development projects	(544)	(910)
Proceeds from sale of investment properties, net	899	650
Lease commissions and other leasing costs	(1,037)	(1,010)
Other assets	(90)	(250)
Other liabilities	(765)	(433)
Net cash used in investing activities	(4,490)	(38,499)
Cash flows from financing activities:
Proceeds from distribution reinvestment plan	—	49
Distributions to shareholders	(13,642)	(13,252)
Proceeds from debt	—	150,000
Payoffs of debt	(50,000)	(41,000)
Principal payments of mortgage debt	(329)	(457)
Payment of finance lease liabilities	(116)	(100)
Payment of loan fees and deposits	—	(25)
Net cash (used in) provided by financing activities	(64,087)	95,215
Net (decrease) increase in cash, cash equivalents, and restricted cash	(47,731)	73,614
Cash, cash equivalents, and restricted cash at the beginning of the period	223,770	260,748
Cash, cash equivalents, and restricted cash at the end of the period	$176,039	$334,362

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended March 31,
	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$175,120	$329,212
Restricted cash	919	5,150
Cash, cash equivalents, and restricted cash at the end of the period	$176,039	$334,362

Supplemental disclosure and schedules:
Cash flow disclosure, including non-cash activities:
Cash paid for interest, net of capitalized interest	$3,732	$4,567
Cash refunded for income taxes, net	$107	$5
Distributions payable to shareholders	$14,065	$13,678
Accrued capital expenditures and tenant improvements	$1,682	$1,906
Capitalized costs placed in service	$1,287	$4,312
Reclassification of registration statement costs incurred to equity issuance costs	$—	$278

Purchase of investment properties:
Net investment properties	$—	$30,515
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	—	3,770
Accounts payable and accrued expenses, lease intangibles, and other liabilities	—	(1,908)
Cash outflow for purchase of investment properties, net	—	32,377
Capitalized acquisition costs	—	(63)
Credits and other changes in cash outflow, net	—	890
Gross acquisition price of investment properties	$—	$33,204

Sale of investment properties:
Net investment properties	$380	$193
Gain on sale of investment properties, net	519	457
Proceeds from sale of investment properties, net	899	650
Gross disposition price of investment properties	$899	$650
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.
Notes to Condensed Consolidated Financial Statements
March 31, 2021 and 2020
(Unaudited)
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of these interim condensed consolidated financial statements (the "Quarterly Report") should refer to the audited consolidated financial statements of InvenTrust Properties Corp. (the "Company") as of and for the year ended December 31, 2020, which are included in the Company's Annual Report on Form 10-K (the "Annual Report") as certain note disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary (consisting of normal recurring accruals, except as otherwise noted) for a fair presentation have been included in these condensed consolidated financial statements. Unless otherwise noted, all dollar amounts are stated in thousands, except per share amounts. Number of properties and square feet are unaudited.
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
Each retail property is owned by a separate legal entity that maintains its own books and financial records. Each separate legal entity's assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in "Note 6. Investment in Unconsolidated Entities". As of March 31, 2021 and 2020, the Company had an investment in one unconsolidated real estate joint venture, as disclosed in "Note 6. Investment in Unconsolidated Entities".
The Company determined it has a single reportable segment, multi-tenant retail, for disclosure purposes in accordance with GAAP. The following table summarizes the Company's retail portfolio as of March 31, 2021 and 2020:

	Wholly-Owned Retail Properties		Unconsolidated Retail Properties at 100%
	2021	2020	2021	2020
No. of properties	55	56	10	10
Gross Leasable Area	8,394,757	8,488,479	2,470,193	2,470,134
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
During the three months ended March 31, 2021, deferred rental payments of $2,899 became due; the Company has collected $2,655 of such deferred rental payments as of March 31, 2021. During the year ended December 31, 2020 and the three months ended March 31, 2021, the Company granted approximately $6,460 and $129, respectively, of rental payment deferrals, with contractual payment terms through the year ending December 31, 2023.

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
Recently Issued Accounting Pronouncements Adopted

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope	ASU 2021-01 is intended to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition.

Topic 848 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. Application of these expedients, which may be elected over time as reference rate reform activities occur, preserves the presentation of derivatives consistent with past presentation.	January 2021	The Company's adoption of ASU No. 2021-01 did not result in any incremental elections under Topic 848 regarding cash flow hedges.

The Company is continuing to evaluate the guidance of Topic 848 and may apply other elections as applicable as additional changes in the market occur. The Company expects the application of Topic 848 to assist in preserving the Company's presentation of derivatives as cash flow hedges.
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
3. Revenue Recognition
Operating Leases
Minimum lease payments to be received under long-term operating leases and short-term specialty leases, excluding additional percentage rent based on tenants' sales volume and tenant reimbursements of certain operating expenses, and assuming no exercise of renewal options or early termination rights, are as follows:

Minimum lease payments, by year	As of March 31, 2021
Remaining 2021	$109,270
2022	129,682
2023	115,896
2024	100,499
2025	83,365
Thereafter	288,175
Total	$826,887
The table above includes payments from tenants who have taken possession of their space and tenants who have been moved to the cash basis of accounting for revenue recognition purposes. The remaining lease terms range from less than one year to seventy-seven years.

The following table reflects the disaggregation of lease income, net:

	Three months ended March 31,
	2021	2020
Minimum lease payments	$34,886	$36,177
Real estate tax recoveries	6,994	7,884
Common area maintenance, insurance, and other recoveries	5,938	5,396
Amortization of above and below-market leases and lease inducements, net	1,243	1,542
Short-term, termination fee and other lease income	1,056	1,048
Uncollectible straight-line rent	(123)	(163)
Uncollectible billed rent and recoveries	(68)	(600)
Lease income, net	$49,926	$51,284
Other Fee Income
The following table reflects the disaggregation of other fee income:

	Timing of Satisfaction of Performance Obligations	Three months ended March 31,
		2021	2020
Property management fees	Over time	$587	$577
Asset management fees	Over time	271	285
Leasing commissions and other fees	Point in time	155	101
Other fee income		$1,013	$963
The Company had receivables of $329 and $327 as of March 31, 2021 and December 31, 2020, respectively, which are included in deferred costs and other assets, net on the condensed consolidated balance sheets.
4. Acquired Properties
There were no retail properties acquired during the three months ended March 31, 2021.
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
Transaction costs of $63 were capitalized during the three months ended March 31, 2020.

5. Disposed Properties
The following table reflects the completion of partial condemnations at three retail properties and the related gain or loss on sale recognized for each during the three months ended March 31, 2021:

Disposition Date	Property	Metropolitan Area	Gross Disposition Price	Gain (Loss) on Sale
February 28, 2021	Sonterra Village	San Antonio, TX	$616	$436
March 14, 2021	Eldridge Town Center	Houston, TX	133	104
March 31, 2021	Windward Commons	Alpharetta, GA	150	(21)
			$899	$519
The following table reflects the completion of partial condemnations at two retail properties and the related gain on sale recognized for each during the three months ended March 31, 2020:

Disposition Date	Property	Metropolitan Area	Gross Disposition Price	Gain on Sale
February 10, 2020	University Oaks Shopping Center	Round Rock, TX	$527	$357
February 12, 2020	Centerplace of Greeley	Greeley, CO	123	100
			$650	$457
6. Investment in Unconsolidated Entities
Joint Venture Interests
IAGM Retail Fund I, LLC
As of March 31, 2021 and December 31, 2020, the Company owned a 55% interest in one unconsolidated entity, IAGM Retail Fund I, LLC ("IAGM"), a retail joint venture partnership between the Company and PGGM Private Real Estate Fund ("PGGM"). As of March 31, 2021 and December 31, 2020, the carrying value of the Company's investment in IAGM was $106,566 and $109,051, respectively.
During the three months ended March 31, 2020, the Company purchased Antoine Town Center from IAGM for $22,254, a fair value determined by independent appraisal, which resulted in IAGM recognizing a gain on sale of $1,741. The Company deferred its share of IAGM's gain on sale of $958 and began amortizing the gain over 30 years as an increase to equity in earnings of unconsolidated entities. Subsequent to purchasing Antoine Town Center, the Company completed a sale of an outparcel at this retail property to an unrelated third party which resulted in recognizing $54 of previously deferred gain.
During the three months ended March 31, 2021 and 2020, IAGM prepaid mortgages payable of $23,150 and $14,872, respectively, with cash on hand.
During the three months ended March 31, 2020, IAGM entered into two interest rate swap agreements to achieve fixed interest rates on its senior secured term loan facility previously subject to variability in the London Inter-bank Offered Rate ("LIBOR"). Each of the interest rate swaps have an effective date of April 1, 2020 and a termination date of November 2, 2023. One interest rate swap has a notional amount of $45,000 and achieves a fixed interest rate of 1.979%. The other interest rate swap has a notional amount of $30,000 and achieves a fixed interest rate of 1.956%. The Company recognizes its share of gains or losses resulting from IAGM's interest rate swaps as an adjustment to the Company's investment in IAGM and an increase or decrease in comprehensive income. As of March 31, 2021, the interest rate swaps were recorded as a liability with a fair value of $171 on IAGM's condensed consolidated balance sheet, of which the Company's share was $94.

Condensed Financial Information
The following table presents condensed balance sheet information for IAGM:

	As of
	March 31, 2021	December 31, 2020
Assets:
Net investment properties	$385,505	$387,394
Other assets	40,707	72,453
Total assets	426,212	459,847
Liabilities and equity:
Mortgages debt, net	219,389	242,388
Other liabilities	13,051	19,144
Equity	193,772	198,315
Total liabilities and equity	426,212	459,847

Company's share of equity	107,436	109,928
Outside basis difference, net (a)	(870)	(877)
Carrying value of investments in unconsolidated entities	$106,566	$109,051
(a)The outside basis difference relates to the unamortized deferred gain on sale of Antoine Town Center.

The following table presents condensed income statement information of IAGM:

	Three months ended March 31,
	2021	2020
Total income	$11,429	$12,723
Depreciation and amortization	(3,764)	(4,342)
Property operating	(2,073)	(1,865)
Real estate taxes	(2,372)	(2,426)
Asset management fees	(271)	(285)
Interest expense, net	(1,692)	(2,193)
Other (expense) and income, net	(129)	(90)
Loss on debt extinguishment	(14)	(8)
Gain on sale of real estate	—	1,741
Net income	$1,114	$3,255

Company's share of net income	$612	$1,744
Outside basis adjustment for investee's sale of real estate, net	8	(955)
Equity in earnings of unconsolidated entities	$620	$789
The following table summarizes the scheduled maturities of IAGM's mortgages payable as of March 31, 2021, for the remainder of 2021, each of the next four years and thereafter:

Scheduled maturities by year:	As of March 31, 2021
2021	$—
2022	—
2023	180,125
2024	—
2025	22,880
Thereafter	17,800
Total	$220,805

As of March 31, 2021 and December 31, 2020, none of IAGM's mortgages payable are recourse to the Company. It is anticipated that the joint venture will be able to repay, refinance or extend all of its debt on a timely basis.

7. Debt
As of March 31, 2021, the Company's total debt, net was $504,965, which consists of mortgages payable, net, of $106,437, and unsecured term loans, net, of $398,528. The Company believes it has the ability to repay, refinance or extend any of its debt, and that it has adequate sources of funds to meet short-term cash needs related to mortgages payable. It is anticipated that the Company will use proceeds from property sales, cash on hand and available capacity on credit agreements, if any, to repay, refinance or extend the mortgages payable maturing in the near term.
The Company's credit agreements and mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions and distribution limitations. As of March 31, 2021 and December 31, 2020, the Company was in compliance with all loan covenants.
Mortgages Payable
As of March 31, 2021 and December 31, 2020, the Company's mortgages payable, net were as follows:

	March 31, 2021	December 31, 2020
Mortgages payable (a)	$106,932	$107,261
Discount, net of accumulated amortization	(74)	(84)
Issuance costs, net of accumulated amortization	(421)	(449)
Total mortgages payable, net	$106,437	$106,728
(a)Mortgages payable had fixed interest rates ranging from 3.49% to 4.58%, with a weighted average interest rate of 4.07% as of March 31, 2021 and December 31, 2020.

The following table summarizes the scheduled maturities of the Company's mortgages payable as of March 31, 2021 for the remainder of 2021, each of the next four years and thereafter.

Scheduled maturities by year:	As of March 31, 2021
2021	$—
2022	22,723
2023	39,879
2024	15,700
2025	28,630
Thereafter	—
Total mortgage payable maturities	$106,932
Credit Agreements
Revolving Credit Agreement
On December 21, 2018, the Company entered into an unsecured revolving credit agreement, which amended and restated the Company's prior unsecured revolving credit agreement in its entirety, and provides for a $350,000 unsecured revolving line of credit (the "Revolving Credit Agreement"). As of March 31, 2021 and December 31, 2020, the Company had no outstanding borrowings and $50,000 of outstanding borrowings under the Revolving Credit Agreement, respectively, and a facility fee of 0.15%. As of March 31, 2021 and December 31, 2020, $350,000 and $300,000 of the facility was undrawn, respectively.
For general corporate purposes and to increase its financial flexibility in light of the COVID-19 pandemic, the Company drew $150,000 on the Revolving Credit Agreement at an interest rate reflecting 1-Month LIBOR plus 1.05% during the second quarter of 2020. The Company subsequently repaid $100,000 and $50,000 of that draw during the fourth quarter of 2020 and the first quarter of 2021, respectively. The Revolving Credit Agreement has a 4-year term maturing on December 21, 2022 with two six-month extension options.

Unsecured term loans
As of March 31, 2021 and December 31, 2020, the Company had the following unsecured term loan tranches outstanding:

	March 31, 2021		December 31, 2020
	Principal Balance	Interest Rate	Principal Balance	Interest Rate	Maturity Date
$250.0 million 5 year - swapped to fixed rate	$100,000	2.6795% (a)	$100,000	2.6795% (a)	December 21, 2023
$250.0 million 5 year - swapped to fixed rate	100,000	2.6795% (a)	100,000	2.6795% (a)	December 21, 2023
$250.0 million 5 year - variable rate	50,000	1.3151% (b)	50,000	1.3548% (c)	December 21, 2023
$150.0 million 5.5 year - swapped to fixed rate	50,000	2.6915% (a)	50,000	2.6915% (a)	June 21, 2024
$150.0 million 5.5 year - swapped to fixed rate	50,000	2.6990% (a)	50,000	2.6990% (a)	June 21, 2024
$150.0 million 5.5 year - variable rate	50,000	1.3151% (b)	50,000	1.3548% (c)	June 21, 2024
Total unsecured term loans	400,000		400,000
Issuance costs, net of accumulated amortization	(1,472)		(1,619)
Total unsecured term loans, net	$398,528		$398,381
(a)As of March 31, 2021, the Company has four interest rate swap agreements, of which two each have a notional amount of $100,000, an effective date of December 2, 2019, a termination date of December 21, 2023, and achieve a fixed interest rate of 2.68%. The other two interest rate swap agreements each have a notional amount of $50,000, an effective date of December 2, 2019, a termination date of June 21, 2024, and achieve fixed interest rates of 2.69% and 2.70%.
(b)Interest rate reflects 1-Month LIBOR plus 1.20% effective March 1, 2021.
(c)Interest rate reflects 1-Month LIBOR plus 1.20% effective December 1, 2020.

8. Fair Value Measurements
Recurring Measurements
The following financial instruments are remeasured at fair value on a recurring basis:

	Fair Value Measurements as of
	March 31, 2020			December 31, 2020
Cash Flow Hedges: (a)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative interest rate liabilities (b)	$—	$(9,508)	$—	$—	$(12,449)	$—
(a)During the twelve months subsequent to March 31, 2021, an estimated $4,179 of derivative interest rate liabilities recognized in accumulated comprehensive loss will be reclassified into earnings.
(b)The Company's and IAGM's derivative liabilities are recognized as a part of other liabilities and investment in unconsolidated entities, respectively, on the Company's condensed consolidated balance sheets.
Level 1
At March 31, 2021 and December 31, 2020, the Company had no Level 1 recurring fair value measurements.
Level 2
As of March 31, 2021 and December 31, 2020, the Company determined that the credit valuation adjustments associated with nonperformance risk are not significant to the overall valuation of its derivatives. As a result, the Company's derivative valuations in their entirety are classified as Level 2 of the fair value hierarchy.
Level 3
At March 31, 2021 and December 31, 2020, the Company had no Level 3 recurring fair value measurements.
Nonrecurring Measurements
Investment Properties
During the three months ended March 31, 2021, the Company had no Level 3 nonrecurring fair value measurements.
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
Financial Instruments Not Measured at Fair Value
The table below summarizes the estimated fair value of financial instruments presented at carrying values in the Company's condensed consolidated financial statements as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$106,932	$105,459	$107,261	$106,494
Term loans	$400,000	$398,922	$400,000	$400,055
Revolving line of credit	$—	$—	$50,000	$50,032
The Company estimated the fair value of its mortgages payable using a weighted-average effective market interest rate of 4.52% and 4.25% as of March 31, 2021 and December 31, 2020, respectively. The fair value estimate of the term loans and line of credit approximate the carrying value. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to that of the Company's. As a result, the Company used a weighted-average interest rate of 1.68% and 1.36% as of March 31, 2021 and December 31, 2020, respectively, to estimate the fair value of its term loans. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.

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

The following table reconciles the amounts used in calculating basic and diluted earnings per share:

	Three months ended March 31,
	2021	2020
Numerator:
Net loss	$(100)	$(3,486)
Earnings allocated to unvested restricted shares (a)	—	—
Net loss attributed to common shareholders	$(100)	$(3,486)

Denominator:
Weighted average number of common shares outstanding - basic	719,462,786	720,825,864
Effect of unvested restricted shares (b)	—	—
Weighted average number of common shares outstanding - diluted	719,462,786	720,825,864

Basic and diluted earnings per common share:
Net loss per common share	$—	$—
(a)For the three months ended March 31, 2021 and 2020, there were no undistributed earnings to be allocated.
(b)For the three months ended March 31, 2021 and 2020, the anti-dilutive effect of unvested restricted shares has been excluded.
On November 1, 2019, the Company adopted a Second Amended and Restated Share Repurchase Program ("SRP"), authorizing redemption of the Company's shares of common stock, subject to certain conditions and limitations. The Company's obligation to repurchase any shares under the SRP was conditioned upon having sufficient funds available to complete the repurchase. The repurchase price per share for all stockholders was equal to a 25% discount to the most recent estimated Net Asset Value ('"NAV") per share of the Company's common stock established by the Company's Board of Directors (the "Board"), which was $3.14 per share as of May 1, 2019. During the three months ended March 31, 2020, no shares were repurchased in connection with the SRP.
On November 1, 2019, the Company began offering shares of the Company's common stock to existing stockholders pursuant to the Company's Amended and Restated Distribution Reinvestment Plan ("DRP"). Under the DRP, stockholders were able to elect to reinvest an amount equal to the distributions declared on their shares of common stock into additional shares of the Company's common stock in lieu of receiving cash distributions. In accordance with the DRP, participants were able to acquire shares of common stock at a 25% discount to the most recent estimated NAV per share of the Company's common stock established by the Board, which was $3.14 per share as of May 1, 2019. During the three months ended March 31, 2020, 21,249 shares were issued pursuant to the DRP.
Effective July 11, 2020, the Company suspended the SRP and the DRP. On April 12, 2021, the Company announced the reinstatement of the SRP, effective May 14, 2021, for qualifying shareholders through the Third Amended and Restated Share Repurchase Program authorizing redemption of the Company's shares of common stock, subject to certain conditions and limitations. The Company's obligation to repurchase any shares under the SRP is conditioned upon having sufficient funds available to complete the repurchase. The repurchase price per share of $2.17 for eligible stockholders is equal to a 25% discount to the most recent estimated NAV per share of the Company's common stock established by the Company's Board, which was $2.89 per share as of December 21, 2020. The DRP remains suspended.

10. Stock-Based Compensation
Effective as of June 19, 2015, the Company's Board adopted the Incentive Award Plan, under which the Company may grant cash and equity incentive awards to eligible employees, directors, and consultants. Time-based restricted stock units ("RSU") awards granted to employees vest equally on each of the first three anniversaries of the applicable vesting commencement date, subject to the employees' continued service to the Company. The time-based RSU awards granted to directors vest on the earlier of the one-year anniversary of the applicable grant date or the date of the Company's next annual meeting of its shareholders following the grant date, subject to the directors' continued service to the Company. Performance-based RSU awards granted to employees vest at the conclusion of the performance period, subject to the recipients' continued service to the Company and achievement of the specified performance levels. Under the Incentive Award Plan, the Company is authorized to grant up to 30,000,000 shares of the Company's common stock pursuant to awards under the Incentive Award Plan. As of March 31, 2021, 15,192,719 shares were available for future issuance under the Incentive Award Plan.
On February 18, 2021, the Board approved grants of time-based and performance-based RSUs under the Company's Incentive Award Plan at the most recent estimated NAV per share of $2.89 as of December 1, 2020.
On February 23, 2021, the Company announced the expected retirement of its President and Chief Executive Officer in August 2021, which resulted in the acceleration of certain stock-based compensation expenses. The Company also announced the appointment of certain executives in establishing a plan of succession. In connection with the appointments, the Board approved grants of time-based RSUs under the Company's Incentive Award Plan at the most recent estimated NAV per share of $2.89 as of December 1, 2020.
The following table summarizes the Company's RSU activity during the three months ended March 31, 2021:

	Unvested Time- Based RSUs	Unvested Performance- Based RSUs	Weighted-Average Grant Date Price Per Share
Outstanding as of January 1, 2021	1,103,816	3,320,954	$3.14
Shares granted	1,674,172	1,894,256	$2.89
Shares forfeited	—	(431,246)	$3.14
Outstanding as of March 31, 2021	2,777,988	4,783,964	$3.01
As of March 31, 2021, there was $9,755 of total unrecognized compensation expense related to unvested stock-based compensation arrangements that will vest through December 2023. The Company recognized stock-based compensation expense of $2,496 and $528 for the three months ended March 31, 2021 and 2020, respectively.

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
Future minimum lease obligations as of March 31, 2021, were as follows:

	Minimum Lease Payments
	Operating Leases	Finance Leases
Remaining 2021	$383	$291
2022	522	279
2023	536	21
2024	550	—
2025	53	—
Thereafter	—	—
Total expected minimum lease obligation	2,044	591
Less: Amount representing interest (a)	(198)	(34)
Present value of net minimum lease payments	$1,846	$557
(a)Interest includes the amount necessary to reduce to present value the total expected minimum lease obligations calculated at the Company's incremental borrowing rate.
12. Subsequent Events
In preparing its condensed consolidated financial statements, the Company has evaluated events and transactions occurring after March 31, 2021, through the date the financial statements were issued for recognition and disclosure purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in these interim condensed consolidated financial statements for the quarter ended March 31, 2021 (the "Quarterly Report"), other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements about InvenTrust Properties Corp.'s (the "Company") plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events; and they involve known and unknown risks that are difficult to predict.
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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, and should be interpreted as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic and socio-economic environment, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties and factors set forth in our filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2020 (the "Annual Report"), and as updated in this Quarterly Report and other quarterly and current reports, which are on file with the SEC and are available at the SEC's website (www.sec.gov). Such risks and uncertainties are related to, among others, the following:
•the effects of the COVID-19 pandemic in the markets where we own and operate properties, including the effect on our tenants' operations and ability to pay rent;
•the duration of the COVID-19 pandemic and the timing and nature of an economic recovery from the pandemic, including the effects of any future resurgence of COVID-19, the existence and prevalence of variants of the virus, the distribution of available vaccines and the public's acceptance of such vaccines;
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
The following discussion and analysis relates to the three months ended March 31, 2021 and 2020 and as of March 31, 2021 and December 31, 2020. It should be read in conjunction with our condensed consolidated financial statements and the related notes included in this Quarterly Report. All dollar amounts are stated in thousands, except per share amounts and per square foot metrics, unless otherwise noted.
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
•Net Operating Income ("NOI"), a supplemental non-GAAP measure;
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
Impact of the COVID-19 Pandemic on Our Business and Financial Statements
Our business has been, and continues to be, disrupted by the COVID-19 pandemic. We continue to assess the impact of the COVID-19 pandemic on all aspects of our business, including the impact on our tenants and their ability to make future rental payments in a timely fashion or at all and the possible impairment in value of our investment properties. The states in which our retail properties are located are in varying stages of restrictions and re-openings in response to the pandemic. At this time, we are unable to predict whether cases of COVID-19 in our markets will decrease, increase, or remain the same, whether the approved COVID-19 vaccines will be efficiently distributed in our markets and widely accepted by the public, and whether local governments will mandate closures of our tenants' businesses or implement other restrictive measures on their and our operations in response to a resurgence of the pandemic. We have taken and will continue to consider a number of measures to mitigate the impact of the pandemic on our business and financial condition.
Tenant Assistance Efforts and Deferred Rental Payments
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
The status of our recurring tenant billings across our entire portfolio, including our proportionate share of the properties in our unconsolidated joint venture, is reflected in the following tables, which shows disaggregated gross rent billed by quarter since we began offering payment deferral plans related to the COVID-19 pandemic.

	Disaggregation of Gross Rent Billed
	Gross Rent Billed	Collected	Payment Deferral Plan	Estimated Credit Loss	Remaining Accounts Receivable
Quarter end June 30, 2020	$52,387	$45,149	$3,100	$4,062	$76
Quarter end Sept. 30, 2020	$52,522	$49,596	$828	$1,891	$207
Quarter end Dec. 31, 2020	$53,562	$52,901	$(1,053)	$1,393	$321
Quarter end Mar. 31, 2021	$52,217	$50,863	$(1,161)	$1,587	$928

	Disaggregation of Gross Rent Billed
	Gross Rent Billed	Collected	Payment Deferral Plan	Estimated Credit Loss	Remaining Accounts Receivable
Quarter end June 30, 2020	100%	86.2%	5.9%	7.8%	0.1%
Quarter end Sept. 30, 2020	100%	94.4%	1.6%	3.6%	0.4%
Quarter end Dec. 31, 2020	100%	98.8%	(2.0)%	2.6%	0.6%
Quarter end Mar. 31, 2021	100%	97.4%	(2.2)%	3.0%	1.8%
During the three months ended March 31, 2021, deferred rental payments of $3.4 million, including our proportionate share of our unconsolidated joint venture, became due; we have collected $3.1 million of such deferred rental payments as of March 31, 2021. As of March 31, 2021, we have granted approximately $6.6 million on a cumulative basis since the start of the pandemic, including our proportionate share of our unconsolidated joint venture, of rental payment deferrals, with contractual payment terms through the year ended December 31, 2023.
Current Strategy and Outlook
InvenTrust focuses on grocery-anchored neighborhood centers, and select power centers that often have a grocery component, in markets with favorable demographics, including above average growth in population, employment and income. We believe these conditions create favorable demand characteristics for grocery-anchored and necessity-based retail centers which will position us to capitalize on potential future rent increases while enjoying sustained occupancy at our centers. Using these criteria, we have focused our strategy on 15 to 20 markets, including, but not limited to, the metropolitan areas of Atlanta,

Austin, Charlotte, Dallas-Fort Worth-Arlington, Houston, the greater Los Angeles and San Diego areas, Miami, Orlando, Raleigh- Durham, San Antonio and Tampa.
Our portfolio of grocery-anchored centers is open and our grocery tenants are continuing to serve their communities. These properties play a critical role in the communities they serve, often providing essential retail and services such as groceries and healthcare products and services.
Our strategically located regional field offices are within a two-hour drive of 90% of our properties which affords us the ability to respond to the needs and requests of our tenants as they maneuver through this crisis with the intent to minimize disruption. In an effort to assist our tenants during this time, we have launched portfolio-wide initiatives aimed at providing designated common areas for outdoor dining and increasing signage at a number of properties to improve traffic flow to ease online order pick up and contactless transactions. However, as a result of the COVID-19 pandemic: some of our tenants have not been able to make rent payments to us in a timely fashion or at all, it has taken and we expect it will continue to take longer to collect rent from a portion of our tenants, and retailer bankruptcies, failures, and store closings have increased and are expected to continue to increase, leading to an increase in vacancies at our properties.
We believe the continued refinement of our retail platform has positioned us for future success and will allow us to evaluate, and execute on, a potential strategic transaction to achieve liquidity for and provide a return of capital to our stockholders. However, we may be unable to execute on such a transaction on terms we would find attractive for our stockholders and our ability to do so will be influenced by external and macroeconomic factors including, among others, the effects and duration of the COVID-19 pandemic, interest rate movements, local, regional, national and global economic performance, competitive factors, the impact of e-commerce on the retail industry, future retailer store closings, retailer consolidation, retailers reducing store size, retailer bankruptcies, and government policy changes. At this time, the COVID-19 pandemic and related uncertainties have delayed our process for exploring and executing upon a potential strategic transaction.
Our Retail Portfolio
Our wholly-owned, consolidated and managed retail properties include grocery-anchored community and neighborhood centers and power centers, including those classified as necessity-based, as defined in our Annual Report. As of March 31, 2021, we owned or had an interest in 65 retail properties with a total gross leasable area ("GLA") of approximately 10.9 million square feet, which includes 10 retail properties with a GLA of approximately 2.5 million square feet owned through the Company's 55% ownership interest in an unconsolidated joint venture, IAGM Retail Fund I, LLC ("IAGM").
Where appropriate, we have included results from the IAGM properties at 55% ("at share") when combined with our wholly-owned properties, defined as "Pro Rata Combined Retail Portfolio". The following table summarizes our retail portfolio as of March 31, 2021 and 2020.

	Wholly-Owned Retail Properties		IAGM Retail Properties		IAGM Retail Properties (at share)		Pro Rata Combined Retail Portfolio
	2021	2020	2021	2020	2021	2020	2021	2020
No. of properties	55	56	10	10	10	10	65	66
GLA (square feet)	8,394,757	8,488,479	2,470,193	2,470,134	1,358,606	1,358,573	9,753,363	9,847,052
Economic occupancy (a)	95.0%	95.9%	86.5%	92.3%	86.5%	92.3%	93.8%	95.4%
ABR PSF (b)	$18.63	$18.73	$17.10	$17.44	$17.10	$17.44	$18.44	$18.56
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

Retail Portfolio Summary by Center Type
The following tables summarize our retail portfolio, by center type, as defined in our Annual Report, as of March 31, 2021 and 2020.

Community and neighborhood centers

	Wholly-Owned Retail Properties		IAGM Retail Properties		IAGM Retail Properties (at share)		Pro Rata Combined Retail Portfolio
	2021	2020	2021	2020	2021	2020	2021	2020
No. of properties	44	44	5	5	5	5	49	49
GLA (square feet)	5,051,334	4,986,165	1,386,308	1,386,308	762,469	762,469	5,813,803	5,748,634
Economic occupancy	95.0%	95.7%	88.5%	94.4%	88.5%	94.4%	94.1%	95.5%
ABR PSF	$19.67	$19.90	$16.64	$17.48	$16.64	$17.48	$19.30	$19.58

Power centers

	Wholly-Owned Retail Properties		IAGM Retail Properties		IAGM Retail Properties (at share)		Pro Rata Combined Retail Portfolio
	2021	2020	2021	2020	2021	2020	2021	2020
No. of properties	11	12	5	5	5	5	16	17
GLA (square feet)	3,343,423	3,502,314	1,083,885	1,083,826	596,137	596,104	3,939,560	4,098,418
Economic occupancy	95.0%	96.2%	83.8%	89.5%	83.8%	89.5%	93.3%	95.2%
ABR PSF	$17.01	$17.01	$17.74	$17.37	$17.74	$17.37	$17.11	$17.06
Same-Property Retail Portfolio Summary
The following tables summarize the GLA, economic occupancy and ABR PSF of the properties included in our retail portfolio classified as same-property for the three ended March 31, 2021 and 2020. The properties classified as same-property were owned for the entirety of both periods presented.

	Wholly-Owned Retail Properties		IAGM Retail Properties		IAGM Retail Properties (at share)		Pro Rata Combined Retail Portfolio
	2021	2020	2021	2020	2021	2020	2021	2020
No. of properties	53	53	10	10	10	10	63	63
GLA (square feet)	8,156,109	8,155,739	2,470,193	2,470,134	1,358,606	1,358,573	9,514,715	9,514,312
Economic occupancy	94.9%	96.3%	86.5%	92.3%	86.5%	92.3%	93.7%	95.7%
ABR PSF	$18.85	$18.85	$17.10	$17.44	$17.10	$17.44	$18.62	$18.67
Market Summary
The following table represents the geographical diversity of our Retail Portfolio by property count and GLA as of March 31, 2021.

			GLA
State	Region	No. of Properties	Wholly-Owned Retail Properties	IAGM Retail Properties	IAGM Retail Properties (at share)	Pro Rata Combined Retail Portfolio
Texas	Southwest	25	2,462,252	2,470,193	1,358,606	3,820,858
Florida	South Atlantic	10	1,981,512	—	—	1,981,512
Georgia	South Atlantic	10	1,057,602	—	—	1,057,602
California	West	7	1,050,623	—	—	1,050,623
North Carolina	South Atlantic	7	1,015,870	—	—	1,015,870
Colorado	West	3	466,639	—	—	466,639
Maryland	East	2	183,348	—	—	183,348
Virginia	South Atlantic	1	176,911	—	—	176,911
		65	8,394,757	2,470,193	1,358,606	9,753,363

Lease Expirations
The following table presents the lease expirations of our economic occupied Pro Rata Combined Retail Portfolio as of March 31, 2021.

Lease Expiration Year	No. of Expiring Leases (a)	GLA of Expiring Leases (square feet)	Percent of Total GLA of Expiring Leases	ABR of Expiring Leases	Percent of Total ABR	Expiring ABR PSF
2021	98	211,404	2.3%	$5,712	3.4%	$27.02
2022	218	1,347,036	14.7%	22,877	13.7%	16.98
2023	207	954,827	10.4%	17,520	10.6%	18.35
2024	191	1,061,434	11.6%	20,269	12.1%	19.10
2025	182	1,104,179	12.1%	18,817	11.3%	17.04
2026	146	705,758	7.7%	14,622	8.7%	20.72
2027	117	900,940	9.9%	18,466	11.0%	20.50
2028	82	446,442	4.9%	9,061	5.4%	20.30
2029	90	509,290	5.6%	10,177	6.1%	19.98
2030	72	364,674	4.0%	8,350	5.0%	22.90
Thereafter	86	1,376,920	15.1%	20,482	12.2%	14.88
Other (b)	261	155,278	1.7%	858	0.5%	22.60
	1,750	9,138,182	100.0%	$167,211	100.0%	$18.30
(a)No. of expiring leases includes IAGM at 100%.
(b)Other lease expirations include the GLA, ABR and ABR PSF of month-to-month leases and the GLA of specialty leases. Specialty leasing, which is not included in ABR or ABR PSF, is comprised of leases with original terms of less than one year for inline space and leases of any term for a common area space. Examples of specialty leasing include retail holiday stores, storage, short-term clothing and furniture consignment stores, tent sales, automated teller machines, cell towers, billboards, and vending.
For purposes of preparing the table, we have not assumed that unexercised contractual lease renewal or extension options contained in our leases will, in fact, be exercised. Our retail business is neither highly dependent on specific retailers nor subject to lease roll-over concentration. We believe this minimizes risk to our retail portfolio from significant revenue variances over time.

Leasing Activity, Pro Rata Combined Retail Portfolio
The following table summarizes the leasing activity for leases that were executed during the three months ended March 31, 2021, compared with expiring or expired leases for the same or previous tenant for renewals and the same unit for new leases at the 65 properties in our Pro Rata Combined Retail Portfolio. Except for number of leases, all figures reflect results from our wholly owned and IAGM properties at share. These tables do not include rent deferral lease amendments executed as a result of the impact of the COVID-19 pandemic.
In our Pro Rata Combined Retail Portfolio, we had GLA totaling 516,365 square feet expiring during the three months ended March 31, 2021, of which 464,809 square feet was re-leased. This achieved a retention rate of approximately 90.0%.

	No. of Leases Executed for the Quarter Ended Mar. 31, 2021	GLA SF	New Contractual Rent ($PSF) (b)	Prior Contractual Rent ($PSF) (b)	% Change over Prior Contract Rent (b)	Weighted Average Lease Term (Years)	Tenant Improvement Allowance ($PSF)	Lease Commissions ($PSF)
All Tenants
Comparable Renewal Leases (a)	45	199,364	$19.62	$19.86	(1.2)%	5.9	$0.23	$—
Comparable New Leases (a)	7	10,592	$31.35	$31.30	0.2%	7.9	$25.14	$10.67
Non-Comparable Renewal and New Leases	18	128,860	$17.33	N/A	N/A	11.7	$9.92	$3.72
Total	70	338,816	$20.15	$20.37	(1.1)%	8.1	$4.70	$1.75

Anchor Tenants (leases over 10,000 square feet)
Comparable Renewal Leases (a)	4	105,848	$13.77	$13.31	3.5%	7.1	$—	$—
Comparable New Leases (a)	—	—	$—	$—	—%	—	$—	$—
Non-Comparable Renewal and New Leases	2	84,387	$12.12	N/A	N/A	14.1	$6.40	$1.56
Total	6	190,235	$13.77	$13.31	3.5%	10.2	$2.84	$0.69

Small Shop Tenants (leases under 10,000 square feet)
Comparable Renewal Leases (a)	41	93,516	$26.35	$27.39	(3.8)%	4.5	$0.49	$—
Comparable New Leases (a)	7	10,592	$31.35	$31.30	0.2%	7.9	$25.14	$10.67
Non-Comparable Renewal and New Leases	16	44,473	$28.27	N/A	N/A	7.1	$16.61	$7.80
Total	64	148,581	$26.81	$27.75	(3.4)%	5.5	$7.07	$3.10
(a)Comparable leases are leases that meet all of the following criteria: terms greater than one year, unit was vacant one year or less prior to occupancy, square footage of unit remains unchanged or within 10% of prior unit square footage, and has a rent structure consistent with the previous tenant.
(b)Non-comparable leases are not included in totals.

Results of Operations
Comparison of results for the three months ended March 31, 2021 and 2020
The following section describes and compares our consolidated results of operations for the three months ended March 31, 2021 and 2020. We generate substantially all of our earnings from property operations. Since January 1, 2020, we have acquired two retail properties and disposed of one retail property.
The following table presents the changes in our income for the three months ended March 31, 2021 and 2020.

	Three months ended March 31,			Composition of Total Decrease, net
	2021	2020	Total Increase (Decrease), net	Acquisition Increase	Disposition Decrease	Same Property Increase (Decrease), net
Income
Lease income, net	$49,926	$51,284	$(1,358)	$724	$(395)	$(1,687)
Other property income	182	191	(9)	3	(23)	11
Other fee income	1,013	963	50	—	—	50
Total income	$51,121	$52,438	$(1,317)	$727	$(418)	$(1,626)
Lease income, net, for the three months ended March 31, 2021, decreased by $1.7 million on a same property basis when compared to the same period in 2020, primarily as a result of decreased minimum rent of $1.0 million, increased rent abatements of $0.5 million, decreased recovery revenue of $0.5 million, and increased non-recoverable expenses of $0.5 million, which were partially offset by decreased estimated credit losses of $0.5 million and net decreased GAAP rent adjustments of $0.3 million. We believe that the foregoing fluctuations in lease income, net were directly attributable to the effects of the COVID-19 pandemic on our tenants.
The following table presents the changes in our operating expenses for the three months ended March 31, 2021 and 2020.

	Three months ended March 31,			Composition of Total Decrease, net
	2021	2020	Total Increase (Decrease), net	Acquisition Increase	Disposition Decrease	Same Property Increase (Decrease), net
Operating expenses
Depreciation and amortization	$21,687	$22,122	$(435)	$420	$(190)	$(665)
Property operating	8,009	7,108	901	131	(138)	908
Real estate taxes	8,133	8,489	(356)	69	(130)	(295)
General and administrative	10,351	7,195	3,156	—	—	3,156
Total operating expenses	$48,180	$44,914	$3,266	$620	$(458)	$3,104
Depreciation and amortization, for the three months ended March 31, 2021, decreased $0.7 million on a same property basis when compared to the same period in 2020 primarily as a result of decreased in-place lease amortization and tenant improvement depreciation of $1.7 million. This decrease was partially offset by increased building depreciation of $1.0 million pertaining to the demolition of a building at one retail property.
Property operating expenses, for the three months ended March 31, 2021, increased $0.9 million on a same property basis when compared to the same period in 2020 primarily as a result of increased non-recoverable expenses of $0.5 million and net increases in all other property operating expenses of $0.4 million.
General and administrative expenses for the three months ended March 31, 2021, increased $3.2 million when compared to the same period in 2020, primarily as a result of increased long-term incentive plan costs of $2.0 million and other increased compensation costs of $1.2 million. The increase in long-term incentive plan costs was primarily driven by the expected retirement of our President and Chief Executive Officer in August 2021 and the appointment of certain executives in establishing a plan of succession.

The following table presents the changes in our other income and expenses.

	Three months ended March 31,
	2021	2020	Change, net
Other (expense) income
Interest expense, net	$(3,985)	$(4,809)	$824
Provision for asset impairment	—	(9,002)	9,002
Gain on sale of investment properties, net	519	457	62
Equity in earnings of unconsolidated entities	620	789	(169)
Other income and expense, net	(195)	1,555	(1,750)
Total other (expense) income, net	$(3,041)	$(11,010)	$7,969
Interest expense, net
Interest expense, net, for the three months ended March 31, 2021 decreased $0.8 million when compared to the same period in 2020, primarily as a result of repaying total mortgages payable of $67.5 million across three retail properties since January 1, 2020, resulting in interest savings of $0.4 million. The remaining $0.4 million decrease in interest expense, net is the result of declining 1-month LIBOR interest rates on our corporate credit facilities.
Provision for asset impairment
During the three months ended March 31, 2020, we identified one retail property that had a reduction in its expected hold period. We recorded a provision for asset impairment of $9.0 million as a result of the executed sales contract price being lower than the property's carrying value. This property was sold on May 1, 2020.
Gain on sale of investment properties, net
During the three months ended March 31, 2021, we recognized a net gain of $0.5 million on the completion of partial condemnations at three retail properties. During the three months ended March 31, 2020, we recognized a gain of $0.5 million on the completion of partial condemnations at two retail properties.
Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities for the three months ended March 31, 2021, decreased $0.2 million when compared to the same period in 2020, primarily as a result of our share of lower net income of IAGM. The $0.2 million decrease is primarily the result of the effects of the COVID-19 pandemic on IAGM's tenants.
Other income and expense, net
Under the federal legislation enacted on March 27, 2020, known as the CARES Act, certain limitations on the deductibility of net operating losses ("NOLs") enacted under prior federal tax legislation have been temporarily rolled back. As a result of the anticipated NOL carryback claims for our taxable REIT subsidiaries, total additional tax benefits of $1.2 million were recognized during the three months ended March 31, 2020.
Net Operating Income
We evaluate the performance of our wholly-owned and consolidated retail properties based on NOI, which excludes general and administrative expenses, depreciation and amortization, provision for asset impairment, other income and expense, net, gains (losses) from sales of properties, gains (losses) on extinguishment of debt, interest expense, net, equity in earnings from unconsolidated entities, lease termination income and expense, and GAAP rent adjustments (such as straight-line rent, above/below market lease amortization and amortization of lease incentives). We bifurcate NOI into same-property NOI and NOI from other investment properties based on whether the underlying retail properties meet our same-property criteria.
We believe the supplemental non-GAAP financial measures of NOI, same-property NOI, and NOI from other investment properties provide added comparability across periods when evaluating our financial condition and operating performance that is not readily apparent from "Operating income" or "Net income" in accordance with GAAP.

Comparison of same-property results for the three months ended March 31, 2021 and 2020
A total of 53 wholly-owned retail properties met our same-property criteria for the three months ended March 31, 2021 and 2020. NOI from other investment properties in the table below for the three months ended March 31, 2021 and 2020 includes retail properties that did not meet our same-property criteria.
The following table represents the reconciliation of net loss, the most directly comparable GAAP measure, to NOI and same-property NOI for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
Net loss	$(100)	$(3,486)
Adjustments to reconcile to non-GAAP metrics:
Other income and expense, net	195	(1,555)
Equity in earnings of unconsolidated entities	(620)	(789)
Interest expense, net	3,985	4,809
Gain on sale of investment properties, net	(519)	(457)
Provision for asset impairment	—	9,002
Depreciation and amortization	21,687	22,122
General and administrative	10,351	7,195
Other fee income	(1,013)	(963)
Adjustments to NOI (a)	(1,880)	(2,006)
NOI	32,086	33,872
NOI from other investment properties	(645)	(300)
Same-property NOI	$31,441	$33,572
(a)Adjustments to NOI include termination fee income and expense and GAAP rent adjustments.
Comparison of the components of same-property NOI for the three months ended March 31, 2021 and 2020.

	Three months ended March 31,
	2021	2020	Change	Var.
Lease income, net	$47,165	$48,650	$(1,485)	(3.1)%
Other property income	183	173	10	5.8%
	47,348	48,823	(1,475)	(3.0)%
Property operating	7,870	6,920	950	13.7%
Real estate taxes	8,037	8,331	(294)	(3.5)%
	15,907	15,251	656	4.3%
Same-property NOI	$31,441	$33,572	$(2,131)	(6.3)%
Same-property NOI decreased by $2.1 million, or (6.3)%, when comparing the three months ended March 31, 2021 to the same period in 2020, and was primarily a result of:
•a decrease in minimum rent of $1.0 million,
•an increase in rent abatements of $0.5 million,
•a decrease in recovery revenue of $0.5 million,
•an increase in non-recoverable expenses of $0.6 million, and was offset by:
•a decrease in estimated credit losses of $0.5 million.
These fluctuations in same-property NOI were, in our judgment, attributable to the impact of the COVID-19 pandemic.

Funds From Operations
The National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a widely accepted non-GAAP financial measure of operating performance known as Funds From Operations ("FFO"). Our FFO is based on the NAREIT definition. Adjustments for unconsolidated joint ventures are calculated to reflect our proportionate share of the joint venture's funds from operations on the same basis.
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
See our Annual Report on Form 10-K for expanded descriptions of FFO and AFFO. FFO Applicable to Common Shares and Dilutive Securities and AFFO Applicable to Common Shares and Dilutive Securities is calculated as follows:

	Three months ended March 31,
	2021	2020
Net loss	$(100)	$(3,486)
Depreciation and amortization related to investment properties	21,447	21,546
Provision for asset impairment	—	9,002
Gain on sale of investment properties, net	(519)	(457)
Our share of IAGM's depreciation and amortization related to investment properties	2,070	2,388
FFO Applicable to Common Shares and Dilutive Securities	$22,898	$28,993
Amortization of debt discounts and financing costs	383	467
Amortization of above and below-market leases and lease inducements, net	(1,243)	(1,542)
Depreciation and amortization related to corporate assets	240	576
Straight-line rent adjustment, net	(640)	(541)
Uncollectible straight-line rent	123	163
Non-operating income and expense, net (a)	196	118
Our share of IAGM's loss on extinguishment of debt	8	5
Our share of IAGM's amortization of financing costs	75	75
Our share of IAGM's amortization of above and below-market leases and lease inducements, net	120	61
Our share of IAGM's straight-line rent adjustment, net	(29)	12
Our share of IAGM's non-operating income and expense, net (a)	(6)	44
AFFO Applicable to Common Shares and Dilutive Securities	$22,125	$28,431

Weighted average number of common shares outstanding - basic	719,462,786	720,825,864
Effect of unvested restricted shares (b)	—	—
Weighted average number of common shares outstanding - diluted	719,462,786	720,825,864

Net loss per common share, diluted	$—	$—
Per share adjustments for FFO Applicable to Common Shares and Dilutive Securities	0.03	0.04
FFO Applicable to Common Shares and Dilutive Securities per share	$0.03	$0.04
Per share adjustments for AFFO Applicable to Common Shares and Dilutive Securities	—	—
AFFO Applicable to Common Shares and Dilutive Securities per share	$0.03	$0.04
(a)Non-operating income and expense, net, includes other non-operating revenue and expense items which are not pertinent to measuring on-going operating performance, such as miscellaneous income and settlement income.
(b)For purposes of calculating non-GAAP per share metrics, the same denominator is used as that which would be used in calculating earnings per share under GAAP. For the three months ended March 31, 2021 and 2020, the effects of unvested restricted shares have been excluded from the denominator in the diluted net loss per share calculations under GAAP as they were antidilutive.

Liquidity and Capital Resources
Development, Re-development, Capital Expenditures and Leasing Activities
The following table summarizes capital resources used through development and re-development, capital expenditures, and leasing activities at our retail properties owned during the year ended March 31, 2021. These costs are classified as cash used in capital expenditures and tenant improvements and investment in development and re-development projects on the condensed consolidated statements of cash flows during the three months ended March 31, 2021.

	Development and Re-development		Capital Expenditures	Leasing		Total
Direct costs	$398	(a)	$1,213	$1,380	(c)	$2,991
Indirect costs	146	(b)	360	—		506
Total	$544		$1,573	$1,380		$3,497
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
At this time, we do not expect the COVID-19 pandemic to impact our ability to meet our short-term liquidity requirements. However, our ability to maintain adequate liquidity for our operations in the future is dependent upon a number of factors, including our revenue, macroeconomic conditions, the length and severity of business disruptions caused by the COVID-19 pandemic, our ability to contain costs, including capital expenditures, and to collect rents and other receivables, and various other factors, many of which are beyond our control. We will continue to monitor our liquidity position and may seek to raise funds through debt or equity financing in the future to fund operations, significant investments or acquisitions that are consistent with our strategy. Our ability to raise these funds may also be diminished by the impact of the COVID-19 pandemic or other macroeconomic factors.
Long-term Liquidity and Capital Resources
Our objectives are to maximize revenue generated by our retail platform, to further enhance the value of our retail properties to produce attractive current yield and long-term returns for our stockholders, and to generate sustainable and predictable cash flow from our operations to distribute to our stockholders.
Any future determination to pay distributions will be at the discretion of our Board and will depend on our financial condition, capital requirements, restrictions contained in current or future financing instruments, and such other factors as our Board deems relevant. In December 2020, our Board approved an increase to our annual distribution rate effective for the quarterly distribution paid in April 2021. The Board will continue to evaluate our distribution rate and, if it deems appropriate, adjust the distribution to take into account all relevant factors, including the ongoing effects of the COVID-19 pandemic and our operating and capital needs.
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
Distributions
During the three months ended March 31, 2021, we declared distributions to our stockholders totaling $14.1 million and paid cash distributions of $13.6 million. As we execute on our retail strategy and evaluate the impact of the COVID-19 pandemic on our business, results of operations and cash flows, the Board will continue to evaluate our distribution on a periodic basis. See "Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Current Strategy and Outlook" for more information regarding our retail strategy.
Summary of Cash Flows

	Three months ended March 31,		Change
	2021	2020
Cash provided by operating activities	$20,846	$16,898	$3,948
Cash used in investing activities	(4,490)	(38,499)	34,009
Cash (used in) provided by financing activities	(64,087)	95,215	(159,302)
(Decrease) increase in cash, cash equivalents, and restricted cash	(47,731)	73,614	(121,345)
Cash, cash equivalents, and restricted cash at beginning of period	223,770	260,748	(36,978)
Cash, cash equivalents, and restricted cash at end of period	$176,039	$334,362	$(158,323)
Cash provided by operating activities of $20.8 million and $16.9 million for the three months ended March 31, 2021 and 2020, respectively, was generated primarily from income from property operations and operating distributions from unconsolidated entities. Cash provided by operating activities increased $3.9 million when comparing the three months ended March 31, 2021, to the same period in 2020 primarily as a result of general fluctuations in working capital and the acquisition of two retail properties since January 1, 2020, which was partially offset by the disposition of one retail property since January 1, 2020.
Cash used in investing activities of $4.5 million for the three months ended March 31, 2021, was primarily the result of:
•$3.0 million for capital expenditures and tenant improvements,
•$0.5 million for investment in development projects,
•$1.0 million for lease commissions and other leasing costs, and
•$0.9 million for cash outflows from other investing activities, which was partially offset by cash provided of
•$0.9 million from net proceeds received from the sale of investment properties.
Cash used in investing activities of $38.5 million for the three months ended March 31, 2020, was primarily the result of:
•$32.4 million for acquisitions of investment properties,
•$4.2 million for capital expenditures and tenant improvements,
•$0.9 million for investment in development projects,
•$1.0 million for lease commissions and other leasing costs, and
•$0.7 million for cash outflows from other investing activities, which was partially offset by cash provided of
•$0.7 million from net proceeds received from the sale of investment properties.

Cash used in financing activities of $64.1 million for the three months ended March 31, 2021, was primarily the result of:
•$50.0 million for pay-offs of debt,
•$13.6 million to pay distributions, and
•$0.5 million for principal payments of mortgage debt, payment of finance lease liabilities, and payment of loan fees and other deposits.
Cash provided by financing activities of $95.2 million for the three months ended March 31, 2020, was primarily the result of:
•$150.0 million of proceeds received from our unsecured revolving credit agreement and distribution reinvestment plan, which was partially offset by cash used of
•$13.3 million to pay distributions,
•$41.0 million for pay-offs of debt, and
•$0.5 million for principal payments of mortgage debt, payment of finance lease liabilities, and payment of loan fees and other deposits.
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
Off Balance Sheet Arrangements
The Company does not have off balance sheet arrangements other than its joint venture, IAGM, as disclosed in "Part I. Item 1. Financial Statements - Note 6. Investment in Unconsolidated Entities."
Contractual Obligations
We have obligations related to our mortgage loans, term loan, and revolving credit facility as described in "Note 7. Debt" in the condensed consolidated financial statements. The unconsolidated joint venture in which we have an investment has third-party mortgage debt of $220.8 million as of March 31, 2021, as described in "Note 6. Investment in Unconsolidated Entities" in the condensed consolidated financial statements. It is anticipated that our unconsolidated joint venture will be able to repay or refinance all of its debt on a timely basis.
The following table presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations and lease agreements. It excludes third-party debt associated with our unconsolidated joint venture and debt discounts that are not future cash obligations as of March 31, 2021.

	Payments due by year ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt:
Fixed rate debt, principal (a)	$—	$22,723	$239,879	$115,700	$28,630	$—	$406,932
Variable-rate debt, principal	—	—	50,000	50,000	—	—	100,000
Interest	10,466	13,358	11,769	3,253	744	—	39,590
Total long-term debt	10,466	36,081	301,648	168,953	29,374	—	546,522
Operating lease obligations (b)	383	522	536	550	53	—	2,044
Finance lease obligations (c)	291	279	21	—	—	—	591
Grand total	$11,140	$36,882	$302,205	$169,503	$29,427	$—	$549,157
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
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of March 31, 2021, our debt included outstanding variable-rate term loans of $400.0 million, of which $300.0 million has been swapped to a fixed rate. If market rates of interest on all variable-rate debt as of March 31, 2021 permanently increased and decreased by 1%, the annual increase and decrease in interest expense on the variable-rate debt and future earnings and cash flows would be approximately $1.0 million. See our Annual Report on Form 10-K for expanded discussion regarding how we achieve our interest rate risk management objectives and how we often use financial instruments to hedge exposures to changes in interest rates on loans.
Our unsecured revolving line of credit, term loans, and interest rate swaps are indexed to USD-LIBOR. However, as our amended and restated line of credit and term loan agreements and interest rate swap agreements have provisions that allow for a transition to a new alternative rate, we believe that the transition from USD-LIBOR to the Secured Overnight Financing Rate ("SOFR") will not have a material impact on our condensed consolidated financial statements. See our Annual Report on Form 10-K for expanded discussion regarding recent SOFR announcements.
The following table summarizes our four effective interest rate swaps as of March 31, 2021:

Interest Rate Swap	Effective Date	Termination Date	Bank Pays Variable Rate of	InvenTrust Pays Fixed Rate of	Notional Amount	Fair Value as of
						March 31, 2021	December 31, 2020
5 year, fixed portion	Dec 2, 2019	Dec 21, 2023	1-Month LIBOR	1.4795%	$100,000	$(3,066)	$(3,856)
5 year, fixed portion	Dec 2, 2019	Dec 21, 2023	1-Month LIBOR	1.4795%	100,000	(3,066)	(3,856)
5.5 year, fixed portion	Dec 2, 2019	June 21, 2024	1-Month LIBOR	1.4915%	50,000	(1,635)	(2,217)
5.5 year, fixed portion	Dec 2, 2019	June 21, 2024	1-Month LIBOR	1.4990%	50,000	(1,647)	(2,231)
Total fixed of unsecured term loan					$300,000	$(9,414)	$(12,160)
The following table summarizes the IAGM effective interest rate swaps as of March 31, 2021:

Interest Rate Swap	Effective Date	Termination Date	Bank Pays Variable Rate of	InvenTrust Pays Fixed Rate of	Notional Amount	Fair Value as of
						March 31, 2021	December 31, 2020
Secured term loan	Apr 1, 2020	Nov 2, 2023	1-Month LIBOR	0.4290%	$45,000	$(113)	$(327)
Secured term loan	Apr 1, 2020	Nov 2, 2023	1-Month LIBOR	0.4060%	30,000	$(58)	$(198)
Total fixed of secured term loan					$75,000	$(171)	$(525)
The gains or losses resulting from marking-to-market our derivatives each reporting period are recognized as an increase or decrease in comprehensive income on our condensed consolidated statements of operations and comprehensive income (loss).
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act, our management, including our Principal Executive Officer and our Principal Financial Officer, evaluated as of March 31, 2021, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2021, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Principal Executive Officer and our Principal Financial Officer as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

2.1	Master Modification Agreement, dated as of March 12, 2014, by and among Inland American Real Estate Trust, Inc., Inland American Business Manager & Advisor, Inc., Inland American Lodging Corporation, Inland American Holdco Management LLC, Inland American Retail Management LLC, Inland American Office Management LLC, Inland American Industrial Management LLC and Eagle I Financial Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on March 13, 2014)
2.2	Asset Acquisition Agreement, dated as of March 12, 2014, by and among Inland American Real Estate Trust, Inc., Inland American Holdco Management LLC, Inland American Retail Management LLC, Inland American Office Management LLC, Inland American Industrial Management LLC and Eagle I Financial Corp. (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on March 13, 2014)
2.3	Separation and Distribution Agreement by and between Inland American Real Estate Trust, Inc. and Xenia Hotels & Resorts, Inc., dated as of January 20, 2015 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on January 23, 2015)
2.4	Separation and Distribution Agreement by and between InvenTrust Properties Corp. and Highlands REIT, Inc., dated as of April 14, 2016 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on April 14, 2016)
2.5	Stock Purchase Agreement by and among InvenTrust Properties Corp., University House Communities Group, Inc. and UHC Acquisition Sub LLC, dated as of January 3, 2016 (incorporated by reference to Exhibit 2.1 to the Registrant's Form 10-Q, as filed by the Registrant on May 10, 2016)
2.6	Amendment No. 1 to Stock Purchase Agreement, dated as of May 30, 2016, by and among InvenTrust Properties Corp., University House Communities Group, Inc. and UHC Acquisition Sub LLC (incorporated by reference to Exhibit 2.2 to the Registrant's Form 8-K, as filed by the Registrant on June 27, 2016)
2.7	Amendment No. 2 to Stock Purchase Agreement, dated as of June 20, 2016, by and among InvenTrust Properties Corp., University House Communities Group, Inc. and UHC Acquisition Sub LLC (incorporated by reference to Exhibit 2.3 to the Registrant's Form 8-K, as filed by the Registrant on June 27, 2016)
3.1	Seventh Articles of Amendment and Restatement of InvenTrust Properties Corp., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on May 14, 2015)
3.2	Second Amended and Restated Bylaws of the Company, dated as of November 9, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, as filed by the Registrant on November 9, 2017)
10.1	Separation and Consulting Agreement, by and between InvenTrust Properties Corp. and Thomas McGuinness, dated as of February 18, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on February 23, 2021)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed with the SEC on May 7, 2021, is formatted in Extensible Business Reporting Language ("XBRL"): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).

* Filed as part of this Quarterly Report on Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InvenTrust Properties Corp.

Date:	May 7, 2021
By:	/s/ Thomas P. McGuinness

Name:	Thomas P. McGuinness
Title:	Chief Executive Officer (Principal Executive Officer)

Date:	May 7, 2021
By:	/s/ Daniel J. Busch

Name:	Daniel J. Busch
Title:	President, Chief Financial Officer and Treasurer (Principal Financial Officer)