Form 10-Q
period 2021-06-30
InvenTrust Properties Corp.
filed 2021-08-06
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
Securities registered pursuant to Section 12(g) of the Act: Common Stock
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of August 5, 2021, there were 71,261,383 shares of the registrant's common stock outstanding.

INVENTRUST PROPERTIES CORP.

Quarterly Report on Form 10-Q
For the quarterly period ended June 30, 2021
Table of Contents

-i-

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	As of
	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Investment properties
Land	$577,313	$577,750
Building and other improvements	1,646,085	1,640,693
Construction in progress	4,682	3,246
Total	2,228,080	2,221,689
Less accumulated depreciation	(323,618)	(292,248)
Net investment properties	1,904,462	1,929,441
Cash, cash equivalents and restricted cash	172,111	223,770
Investment in unconsolidated entities	104,892	109,051
Intangible assets, net	85,598	95,722
Accounts and rents receivable	24,625	28,983
Deferred costs and other assets, net	22,157	20,372
Total assets	$2,313,845	$2,407,339

Liabilities
Debt, net	$504,829	$555,109
Accounts payable and accrued expenses	30,662	28,284
Distributions payable	13,921	13,642
Intangible liabilities, net	31,562	34,872
Other liabilities	30,147	36,569
Total liabilities	611,121	668,476
Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 1,460,000,000 shares authorized, 71,261,383 shares issued and outstanding as of June 30, 2021 and 71,998,634 shares issued and outstanding as of December 31, 2020	71	72
Additional paid-in capital	5,553,470	5,566,902
Distributions in excess of accumulated net income	(3,842,249)	(3,815,662)
Accumulated comprehensive loss	(8,568)	(12,449)
Total stockholders' equity	1,702,724	1,738,863
Total liabilities and stockholders' equity	$2,313,845	$2,407,339
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Income
Lease income, net	$50,978	$40,718	$100,904	$92,002
Other property income	268	208	450	399
Other fee income	894	713	1,907	1,676
Total income	52,140	41,639	103,261	94,077

Operating expenses
Depreciation and amortization	21,995	22,405	43,682	44,527
Property operating	7,774	6,184	15,783	13,292
Real estate taxes	8,158	7,218	16,291	15,707
General and administrative	9,910	8,387	20,261	15,582
Total operating expenses	47,837	44,194	96,017	89,108

Other (expense) income
Interest expense, net	(3,972)	(4,924)	(7,957)	(9,733)
Loss on extinguishment of debt	—	(2,543)	—	(2,543)
Provision for asset impairment	—	—	—	(9,002)
Gain (loss) on sale of investment properties, net	361	(213)	880	244
Equity in earnings (losses) of unconsolidated entities	775	(149)	1,395	640
Other income and expense, net	32	773	(163)	2,328
Total other (expense) income, net	(2,804)	(7,056)	(5,845)	(18,066)

Net income (loss)	$1,499	$(9,611)	$1,399	$(13,097)

Weighted-average number of common shares outstanding, basic	71,943,522	72,137,317	71,970,925	72,136,129
Weighted-average number of common shares outstanding, diluted	72,036,326	72,137,317	72,024,453	72,136,129

Net income (loss) per common share, basic and diluted	$0.02	$(0.13)	$0.02	$(0.18)

Distributions declared per common share outstanding	$0.19	$0.19	$0.39	$0.38
Distributions paid per common share outstanding	$0.20	$0.19	$0.38	$0.37

Comprehensive income (loss)
Net income (loss)	$1,499	$(9,611)	$1,399	$(13,097)
Unrealized (loss) gain on derivatives	(138)	(2,332)	1,755	(16,473)
Reclassification to net income (loss)	1,078	745	2,126	600
Comprehensive income (loss)	$2,439	$(11,198)	$5,280	$(28,970)
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Loss	Total

Beginning balance, January 1, 2021	71,998,634	$72	$5,566,902	$(3,815,662)	$(12,449)	$1,738,863
Net loss	—	—	—	(100)	—	(100)
Unrealized gain on derivatives	—	—	—	—	1,893	1,893
Reclassification to interest expense, net	—	—	—	—	1,017	1,017
Reclassification to equity in earnings (losses) of unconsolidated entities	—	—	—	—	31	31
Distributions declared	—	—	—	(14,065)	—	(14,065)
Stock-based compensation, net	—	—	1,383	—	—	1,383
Ending balance, March 31, 2021	71,998,634	72	5,568,285	(3,829,827)	(9,508)	1,729,022
Net income	—	—	—	1,499	—	1,499
Unrealized loss on derivatives	—	—	—	—	(138)	(138)
Reclassification to interest expense, net	—	—	—	—	1,045	1,045
Reclassification to equity in earnings (losses) of unconsolidated entities	—	—	—	—	33	33
Distributions declared	—	—	—	(13,921)	—	(13,921)
Stock-based compensation, net	18,392	—	1,863	—	—	1,863
Repurchase of common stock under share repurchase plan, net	(755,643)	(1)	(16,678)	—	—	(16,679)
Ending balance, June 30, 2021	71,261,383	$71	$5,553,470	$(3,842,249)	$(8,568)	$1,702,724

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income (Loss)	Total

Beginning balance, January 1, 2020	72,133,143	$72	$5,569,356	$(3,750,884)	$1,057	$1,819,601
Net loss	—	—	—	(3,486)	—	(3,486)
Unrealized loss on derivatives	—	—	—	—	(14,141)	(14,141)
Reclassification to interest expense, net	—	—	—	—	(145)	(145)
Distributions declared	—	—	—	(13,678)	—	(13,678)
Stock-based compensation, net	—	—	201	—	—	201
Common stock issuance costs in excess of proceeds from distribution reinvestment plan	2,125	—	(229)	—	—	(229)
Ending balance, March 31, 2020	72,135,268	72	5,569,328	(3,768,048)	(13,229)	1,788,123
Net loss	—	—	—	(9,611)	—	(9,611)
Unrealized loss on derivatives	—	—	—	—	(2,332)	(2,332)
Reclassification to interest expense, net	—	—	—	—	742	742
Reclassification to equity in earnings (losses) of unconsolidated entities	—	—	—	—	3	3
Distributions declared	—	—	—	(13,642)	—	(13,642)
Stock-based compensation, net	18,392	—	1,314	—	—	1,314
Repurchase of common stock under share repurchase plan, net	(213,612)	—	(5,201)	—	—	(5,201)
Proceeds from distribution reinvestment plan, net	5,779	—	136	—	—	136
Ending balance, June 30, 2020	71,945,827	$72	$5,565,577	$(3,791,301)	$(14,816)	$1,759,532

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,399	$(13,097)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,682	44,527
Amortization of above and below-market leases and lease inducements, net	(2,385)	(2,848)
Amortization of debt discounts and financing costs	771	926
Straight-line rent adjustment, net	(1,491)	(682)
Provision for estimated credit losses	52	8,808
Provision for asset impairment	—	9,002
Gain on sale of investment properties, net	(880)	(244)
Loss on extinguishment of debt	—	2,543
Equity in earnings of unconsolidated entities	(1,395)	(640)
Distributions from unconsolidated entities	5,775	2,299
Stock-based compensation, net	4,807	1,948
Changes in operating assets and liabilities:
Accounts and rents receivable	5,797	(4,984)
Deferred costs and other assets, net	(1,257)	(1,538)
Accounts payable and accrued expenses	400	(3,650)
Other liabilities	(1,276)	(2,037)
Net cash provided by operating activities	53,999	40,333
Cash flows from investing activities:
Purchase of investment properties	—	(32,377)
Capital expenditures and tenant improvements	(6,696)	(6,877)
Investment in development and re-development projects	(1,546)	(1,527)
Proceeds from sale of investment properties, net	1,317	5,737
Lease commissions and other leasing costs	(2,283)	(1,036)
Other assets	(118)	208
Other liabilities	(1,032)	(1,554)
Net cash used in investing activities	(10,358)	(37,426)
Cash flows from financing activities:
Common shares repurchased through share repurchase program	(16,679)	(5,201)
Proceeds from distribution reinvestment plan	—	185
Distributions to shareholders	(27,707)	(26,930)
Proceeds from debt	—	150,000
Payoffs of debt	(50,000)	(67,349)
Debt prepayment penalties	—	(2,504)
Principal payments on mortgage debt	(649)	(812)
Payment of finance lease liabilities	(215)	(188)
Payment of loan fees and deposits	(50)	(75)
Net cash (used in) provided by financing activities	(95,300)	47,126
Net (decrease) increase in cash, cash equivalents and restricted cash	(51,659)	50,033
Cash, cash equivalents and restricted cash at the beginning of the period	223,770	260,748
Cash, cash equivalents and restricted cash at the end of the period	$172,111	$310,781

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months ended June 30,
	2021	2020
Supplemental disclosure and schedules:
Cash flow disclosure, including non-cash activities:
Cash paid for interest, net of capitalized interest	$7,364	$9,155
Cash paid for income taxes, net of refunds	$295	$610
Distributions payable to shareholders	$13,921	$13,642
Accrued capital expenditures and tenant improvements	$1,880	$1,367
Capitalized costs placed in service	$3,124	$5,505
Reclassification of registration statement costs incurred to equity issuance costs	$—	$278

Purchase of investment properties:
Net investment properties	$—	$30,515
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	—	3,770
Accounts payable and accrued expenses, lease intangibles, and other liabilities	—	(1,908)
Cash outflow for purchase of investment properties, net	—	32,377
Capitalized acquisition costs	—	(63)
Credits and other changes in cash outflow, net	—	890
Gross acquisition price of investment properties	$—	$33,204

Sale of investment properties:
Net investment properties	$437	$5,567
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	—	249
Accounts payable and accrued expenses, lease intangibles, and other liabilities	—	(323)
Gain on sale of investment properties, net	880	244
Proceeds from sale of investment properties, net	1,317	5,737
Credits and other changes in cash inflow, net	—	413
Gross disposition price of investment properties	$1,317	$6,150
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.
Notes to Condensed Consolidated Financial Statements
June 30, 2021 and 2020
(Unaudited)
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of these interim condensed consolidated financial statements (the "Quarterly Report") should refer to the audited consolidated financial statements of InvenTrust Properties Corp. (the "Company") as of and for the year ended December 31, 2020, which are included in the Company's Annual Report on Form 10-K (the "Annual Report") as certain note disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary (consisting of normal recurring accruals, except as otherwise noted) for a fair presentation have been included in these condensed consolidated financial statements. Unless otherwise noted, all square feet and dollar amounts are stated in thousands, except per share amounts. Number of properties and square feet are unaudited.
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
Each retail property is owned by a separate legal entity that maintains its own books and financial records. Each separate legal entity's assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in "Note 6. Investment in Unconsolidated Entities". As of June 30, 2021 and 2020, the Company had an investment in one unconsolidated real estate joint venture, as disclosed in "Note 6. Investment in Unconsolidated Entities".
The Company determined it has a single reportable segment, multi-tenant retail, for disclosure purposes in accordance with GAAP. The following table summarizes the Company's retail portfolio as of June 30, 2021 and 2020:

	Wholly-Owned Retail Properties		Unconsolidated Retail Properties at 100%
	2021	2020	2021	2020
No. of properties	55	55	10	10
Gross Leasable Area (square feet)	8,395	8,329	2,470	2,470
Impact of the COVID-19 Pandemic on the Company's Financial Statements
The impact of the coronavirus disease 2019 ("COVID-19") pandemic has not materially changed from the information included in the Company's Annual Report or other current reports on file with the Securities and Exchange Commission. The primary impact of the pandemic was and continues to be related to the Company's tenants' ability to make their future rental payments in a timely fashion or at all.
During the six months ended June 30, 2021, deferred rental payments of $3,752 became due and the Company has collected $3,507 of such deferred rental payments as of June 30, 2021. During the year ended December 31, 2020 and the six months ended June 30, 2021, the Company granted approximately $5,791 and $182, respectively, of rental payment deferrals, with contractual payment terms through the year ending December 31, 2023.
Reverse Stock Split
On August 5, 2021 the Company effected a 1-for-10 reverse stock split of its common stock. As a result of the reverse stock split, every ten shares of issued and outstanding common stock were changed into one share of common stock, with any fractional shares being rounded up to the next higher whole share. Immediately after effecting the reverse stock split, the Company decreased the par value of each issued and outstanding share of common stock from $0.01 par value per share to $0.001 par value per share. In addition, equitable adjustments were made to the maximum number of shares of common stock that may be issued pursuant to the InvenTrust Properties Corp. 2015 Incentive Award Plan (as amended, the "Incentive Award Plan") and the maximum number of shares of common stock that may be issued upon exercise of incentive stock options under the Incentive Award Plan, in each case, to reflect the 1-for-10 reverse stock split. The number of shares of common stock subject to outstanding awards under the Incentive Award Plan, and certain performance goals applicable to such awards, have also been equitably adjusted to reflect the 1-for-10 reverse stock split. Unless otherwise noted, the share information and the Net Asset Value ("NAV") per share of the Company's common stock in this report and accompanying condensed consolidated financial statements have been retroactively adjusted to give effect to the 1-for-10 reverse stock split for all periods presented.
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
Reclassifications
Restricted cash of $1,160 as of December 31, 2020 has been reclassified to cash, cash equivalents and restricted cash on the condensed consolidated balance sheets.
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

The Company continues to evaluate the guidance of Topic 848. The Company expects that application of Topic 848 will not change its presentation of derivatives as cash flow hedges.
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

3. Revenue Recognition
Operating Leases
Minimum lease payments to be received under long-term operating leases and short-term specialty leases, excluding additional percentage rent based on tenants' sales volume and tenant reimbursements of certain operating expenses, and assuming no exercise of renewal options or early termination rights, are as follows:

Minimum lease payments, by year	As of June 30, 2021
Remaining 2021	$73,429
2022	135,263
2023	122,098
2024	106,611
2025	89,640
Thereafter	303,487
Total	$830,528
The table above includes payments from tenants who have taken possession of their space and tenants who have been moved to the cash basis of accounting for revenue recognition purposes. The remaining lease terms range from less than one year to seventy-seven years.
The following table reflects the disaggregation of lease income, net:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Minimum base rent	$31,617	$32,473	$62,607	$64,918
Real estate tax recoveries	7,281	6,127	14,275	14,011
Common area maintenance, insurance, and other recoveries	5,830	4,909	11,768	10,305
Minimum ground rent	3,258	3,271	6,514	6,462
Amortization of above and below-market leases and lease inducements, net	1,142	1,306	2,385	2,848
Short-term, termination fee and other lease income	860	536	1,916	1,584
Straight-line rent adjustment, net	851	141	1,491	682
Provision for uncollectible straight-line rent	(99)	(1,887)	(222)	(2,050)
Reversal of (provision for) uncollectible billed rent and recoveries, net	238	(6,158)	170	(6,758)
Lease income, net	$50,978	$40,718	$100,904	$92,002
Other Fee Income
The following table reflects the disaggregation of other fee income:

	Timing of Satisfaction of Performance Obligations	Three months ended June 30,		Six months ended June 30,
		2021	2020	2021	2020
Property management fees	Over time	$488	$436	$1,075	$1,013
Asset management fees	Over time	296	271	567	556
Leasing commissions and other fees	Point in time	110	6	265	107
Other fee income		$894	$713	$1,907	$1,676
The Company had receivables of $312 and $327 as of June 30, 2021 and December 31, 2020, respectively, which are included in deferred costs and other assets, net on the condensed consolidated balance sheets.

4. Acquired Properties
There were no retail properties acquired during the six months ended June 30, 2021.
The following table reflects the retail properties acquired, accounted for as asset acquisitions, during the six months ended June 30, 2020:

Acquisition Date	Property	Metropolitan Area	Gross Acquisition Price	Square Feet
February 25, 2020	Trowbridge Crossing	Atlanta, GA	$10,950	63
March 10, 2020	Antoine Town Center (a)	Houston, TX	22,254	111
			$33,204	174
(a)This retail property was acquired from the Company's unconsolidated joint venture, as disclosed in "Note 6. Investment in Consolidated and Unconsolidated Entities".
Transaction costs of $63 were capitalized during the three and six months ended June 30, 2020.
5. Disposed Properties
The following table reflects the completion of partial condemnations at three retail properties and the related gain or loss on sale recognized for each during the six months ended June 30, 2021:

Disposition Date	Property	Metropolitan Area	Gross Disposition Price	Gain (Loss) on Sale
February 28, 2021	Sonterra Village	San Antonio, TX	$616	$436
March 14, 2021	Eldridge Town Center	Houston, TX	133	104
March 31, 2021	Windward Commons	Alpharetta, GA	150	(21)
June 30, 2021	Eldridge Town Center	Houston, TX	418	361
			$1,317	$880
The following table reflects the completion of partial condemnations at two retail properties, the sale of one retail property, and the related gain or loss on sale recognized for each during the six months ended June 30, 2020:

Disposition Date	Property	Metropolitan Area	Square Feet	Gross Disposition Price	Gain (Loss) on Sale
February 10, 2020	University Oaks Shopping Center	Round Rock, TX	N/A	$527	$357
February 12, 2020	Centerplace of Greeley	Greeley, CO	N/A	123	100
May 1, 2020	Woodlake Crossing	San Antonio, TX	160	5,500	(213)
			160	$6,150	$244

6. Investment in Unconsolidated Entities
Joint Venture Interests
IAGM Retail Fund I, LLC
As of June 30, 2021 and December 31, 2020, the Company owned a 55% interest in one unconsolidated entity, IAGM Retail Fund I, LLC ("IAGM"), a retail joint venture partnership between the Company and PGGM Private Real Estate Fund ("PGGM"). As of June 30, 2021 and December 31, 2020, the carrying value of the Company's investment in IAGM was $104,892 and $109,051, respectively.
During the six months ended June 30, 2020, the Company purchased Antoine Town Center from IAGM for $22,254, a purchase price determined by a third party real estate valuation specialist, which resulted in IAGM recognizing a gain on sale of $1,741. The Company deferred its share of IAGM's gain on sale of $958 and began amortizing the gain over 30 years as an increase to equity in earnings of unconsolidated entities. Subsequent to purchasing Antoine Town Center, the Company completed a sale of an outparcel at this retail property to an unrelated third party which resulted in recognizing $54 of previously deferred gain.
During the six months ended June 30, 2021 and 2020, IAGM prepaid mortgages payable of $23,150 and $14,872, respectively, with cash on hand.
During the six months ended June 30, 2020, IAGM entered into two interest rate swap agreements to achieve fixed interest rates on its senior secured term loan facility previously subject to variability in the London Inter-bank Offered Rate ("LIBOR"). Each of the interest rate swaps have an effective date of April 1, 2020 and a termination date of November 2, 2023. One interest rate swap has a notional amount of $45,000 and achieves a fixed interest rate of 1.979%. The other interest rate swap has a notional amount of $30,000 and achieves a fixed interest rate of 1.956%. The Company recognizes its share of gains or losses resulting from IAGM's interest rate swaps as an adjustment to the Company's investment in IAGM and an increase or decrease in comprehensive income. As of June 30, 2021, the interest rate swaps were recorded as a liability with a fair value of $123 on IAGM's condensed consolidated balance sheet, of which the Company's share was $67.
On July 12, 2021, the Company purchased Prestonwood Town Center from IAGM for $52,800, a purchase price determined by a third party real estate valuation specialist. IAGM used cash on hand and proceeds from the sale of Prestonwood Town Center to pay down $54,103 of its pooled mortgage debt.
Condensed Financial Information
The following table presents condensed balance sheet information for IAGM:

	As of
	June 30, 2021	December 31, 2020
Assets:
Net investment properties	$384,098	$387,394
Other assets	40,118	72,453
Total assets	424,216	459,847
Liabilities and equity:
Mortgages debt, net	219,514	242,388
Other liabilities	13,985	19,144
Equity	190,717	198,315
Total liabilities and equity	424,216	459,847

Company's share of equity	105,754	109,928
Outside basis difference, net (a)	(862)	(877)
Carrying value of investments in unconsolidated entities	$104,892	$109,051
(a)The outside basis difference relates to the unamortized deferred gain on sale of Antoine Town Center.

The following table presents condensed income statement information of IAGM:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Total income	$11,421	$9,815	$22,850	$22,538
Depreciation and amortization	(3,793)	(4,316)	(7,557)	(8,658)
Property operating	(2,056)	(1,507)	(4,129)	(3,372)
Real estate taxes	(2,298)	(2,182)	(4,670)	(4,608)
Asset management fees	(296)	(271)	(567)	(556)
Interest expense, net	(1,469)	(1,775)	(3,161)	(3,968)
Other (expense) and income, net	(116)	(49)	(245)	(139)
Loss on debt extinguishment	—	—	(14)	(8)
Gain on sale of real estate	—	—	—	1,741
Net income (loss)	$1,393	$(285)	$2,507	$2,970

Company's share of net income (loss)	$768	$(157)	$1,380	$1,587
Outside basis adjustment for investee's sale of real estate, net	7	8	15	(947)
Equity in earnings (losses) of unconsolidated entities	$775	$(149)	$1,395	$640
The following table summarizes the scheduled maturities of IAGM's mortgages payable as of June 30, 2021, for the remainder of 2021, each of the next four years and thereafter:

Scheduled maturities by year:	As of June 30, 2021
2021	$—
2022	—
2023	180,125
2024	—
2025	22,880
Thereafter	17,800
Total	$220,805

As of June 30, 2021 and December 31, 2020, none of IAGM's mortgages payable are recourse to the Company. It is anticipated that the joint venture will be able to repay, refinance or extend all of its debt on a timely basis.
7. Debt
As of June 30, 2021, the Company's total debt, net was $504,829, which consists of mortgages payable, net, of $106,154, and unsecured term loans, net, of $398,675. The Company believes it has the ability to repay, refinance or extend any of its debt, and that it has adequate sources of funds to meet short-term cash needs related to mortgages payable. It is anticipated that the Company will use proceeds from property sales, cash on hand, and available capacity on credit agreements, if any, to repay, refinance or extend the mortgages payable maturing in the near term.
The Company's credit agreements and mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions, and distribution limitations. As of June 30, 2021 and December 31, 2020, the Company was in compliance with all loan covenants.
Mortgages Payable
As of June 30, 2021 and December 31, 2020, the Company's mortgages payable, net were as follows:

	June 30, 2021	December 31, 2020
Mortgages payable (a)	$106,612	$107,261
Discount, net of accumulated amortization	(65)	(84)
Issuance costs, net of accumulated amortization	(393)	(449)
Total mortgages payable, net	$106,154	$106,728
(a)Mortgages payable had fixed interest rates ranging from 3.49% to 4.58%, with a weighted average interest rate of 4.07% as of June 30, 2021 and December 31, 2020.

The following table summarizes the scheduled maturities of the Company's mortgages payable as of June 30, 2021 for the remainder of 2021, each of the next four years and thereafter.

Scheduled maturities by year:	As of June 30, 2021
2021	$—
2022	22,618
2023	39,664
2024	15,700
2025	28,630
Thereafter	—
Total mortgage payable maturities	$106,612
Credit Agreements
Revolving Credit Agreement
On December 21, 2018, the Company entered into an unsecured revolving credit agreement, which amended and restated the Company's prior unsecured revolving credit agreement in its entirety, and provides for a $350,000 unsecured revolving line of credit (the "Revolving Credit Agreement"). As of June 30, 2021 and December 31, 2020, the Company had no outstanding borrowings and $50,000 of outstanding borrowings under the Revolving Credit Agreement, respectively, and a facility fee of 0.15%. As of June 30, 2021 and December 31, 2020, $350,000 and $300,000 of the facility was undrawn, respectively.
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
Unsecured term loans
As of June 30, 2021 and December 31, 2020, the Company had the following unsecured term loan tranches outstanding:

	June 30, 2021		December 31, 2020
	Principal Balance	Interest Rate	Principal Balance	Interest Rate	Maturity Date
$250.0 million 5 year - swapped to fixed rate	$100,000	2.6795% (a)	$100,000	2.6795% (a)	December 21, 2023
$250.0 million 5 year - swapped to fixed rate	100,000	2.6795% (a)	100,000	2.6795% (a)	December 21, 2023
$250.0 million 5 year - variable rate	50,000	1.2921% (b)	50,000	1.3548% (c)	December 21, 2023
$150.0 million 5.5 year - swapped to fixed rate	50,000	2.6915% (a)	50,000	2.6915% (a)	June 21, 2024
$150.0 million 5.5 year - swapped to fixed rate	50,000	2.6990% (a)	50,000	2.6990% (a)	June 21, 2024
$150.0 million 5.5 year - variable rate	50,000	1.2921% (b)	50,000	1.3548% (c)	June 21, 2024
Total unsecured term loans	400,000		400,000
Issuance costs, net of accumulated amortization	(1,325)		(1,619)
Total unsecured term loans, net	$398,675		$398,381
(a)As of June 30, 2021, the Company has four interest rate swap agreements, of which two each have a notional amount of $100,000, an effective date of December 2, 2019, a termination date of December 21, 2023, and achieve a fixed interest rate of 2.68%. The other two interest rate swap agreements each have a notional amount of $50,000, an effective date of December 2, 2019, a termination date of June 21, 2024, and achieve fixed interest rates of 2.69% and 2.70%.
(b)Interest rate reflects 1-Month LIBOR plus 1.20% effective June 1, 2021.
(c)Interest rate reflects 1-Month LIBOR plus 1.20% effective December 1, 2020.

8. Fair Value Measurements
Recurring Measurements
The following financial instruments are remeasured at fair value on a recurring basis:

	Fair Value Measurements as of
	June 30, 2021			December 31, 2020
Cash Flow Hedges: (a)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative interest rate liabilities (b)(c)	$—	$(8,568)	$—	$—	$(12,449)	$—
(a)During the twelve months subsequent to June 30, 2021, an estimated $4,206 of derivative interest rate liabilities recognized in accumulated comprehensive loss will be reclassified into earnings.
(b)The Company's and IAGM's derivative liabilities are recognized as a part of other liabilities and investment in unconsolidated entities, respectively, on the Company's condensed consolidated balance sheets.
(c)As of June 30, 2021 and December 31, 2020, the Company determined that the credit valuation adjustments associated with nonperformance risk are not significant to the overall valuation of its derivatives. As a result, the Company's derivative valuations in their entirety are classified as Level 2 of the fair value hierarchy.
Nonrecurring Measurements
Investment Properties
During the three and six months ended June 30, 2021, the Company had no Level 3 nonrecurring fair value measurements.
During the six months ended June 30, 2020, the Company identified one retail property that had a reduction in its expected holding period and recorded a provision for asset impairment of $9,002 on the condensed consolidated statement of operations and comprehensive income (loss) as a result of the fair value being lower than the property's carrying value. The Company's fair value was based on an executed sales contract. This property was disposed of on May 1, 2020. During the three months ended June 30, 2020, the Company had no Level 3 recurring fair value measurements.
Financial Instruments Not Measured at Fair Value
The table below summarizes the estimated fair value of financial instruments presented at carrying values in the Company's condensed consolidated financial statements as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$106,612	$105,501	$107,261	$106,494
Term loans	$400,000	$400,012	$400,000	$400,055
Revolving line of credit	$—	$—	$50,000	$50,032
The Company estimated the fair value of its mortgages payable using a weighted-average effective market interest rate of 4.41% and 4.25% as of June 30, 2021 and December 31, 2020, respectively.
The Company estimated the fair value of its term loans and revolving line of credit using a weighted-average interest rate of 1.60% and 1.36% as of June 30, 2021 and December 31, 2020, respectively. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy. The fair value estimates of the term loans and line of credit approximate the carrying values. The assumptions reflect the terms currently available on similar borrowings by borrowers with credit profiles similar to the Company's.

9. Earnings Per Share and Equity Transactions
Basic earnings per share ("EPS") is computed using the two-class method by dividing net income by the weighted average number of common shares outstanding for the period (the "common shares") and participating securities. The time-based restricted share awards issued pursuant to the Incentive Award Plan are deemed to be participating securities. Diluted EPS is generally computed using the treasury-stock method by dividing net income or loss by the common shares plus potential common shares resulting from time-based restricted share awards.

The following table reconciles the amounts used in calculating basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$1,499	$(9,611)	$1,399	$(13,097)
Earnings allocated to unvested restricted shares (a)	—	—	—	—
Net income (loss) attributed to common shareholders	$1,499	$(9,611)	$1,399	$(13,097)

Denominator:
Weighted average number of common shares outstanding - basic	71,943,522	72,137,317	71,970,925	72,136,129
Effect of unvested restricted shares (b)	92,804	—	53,528	—
Weighted average number of common shares outstanding - diluted	72,036,326	72,137,317	72,024,453	72,136,129

Basic and diluted earnings per common share:
Net income (loss) per common share	$0.02	$(0.13)	$0.02	$(0.18)
(a)For the three and six months ended June 30, 2021 and 2020, there were no undistributed earnings to be allocated.
(b)For the three and six months ended June 30, 2020, the Company has excluded the anti-dilutive effect of unvested restricted shares.
On August 5, 2021 the Company effected a 1-for-10 reverse stock split of its common stock. See "Note 1. Organization" for more information concerning the reverse stock split. As a result of the reverse stock split, as of June 30, 2021, the number of shares of common stock outstanding was reduced from 712,090,283 shares to 71,261,383 shares on that date. Fractional shares resulted in the issuance of an additional 52,355 shares, which have been included in the total issued and outstanding shares for all periods presented.
On November 1, 2019, the Company adopted a Second Amended and Restated Share Repurchase Program (the "Original SRP"). During the six months ended June 30, 2020, 213,612 shares were repurchased in connection with the Original SRP. Effective July 11, 2020, the Company suspended the Original SRP.
On April 6, 2021, the Company adopted the Third Amended and Restated Share Repurchase Program, (as amended, the "SRP"). On April 12, 2021, the Company announced the reinstatement of the SRP, effective May 14, 2021, for qualifying shareholders. The repurchase price per share of $21.70 for eligible stockholders is equal to a 25% discount to the most recent estimated NAV per share of the Company's common stock established by the Company's Board, which was $28.90 per share as of December 1, 2020. During the six months ended June 30, 2021, 755,643 shares were repurchased in connection with the SRP. On August 5, 2021, the Board suspended the SRP effective September 5, 2021.
On November 1, 2019, the Company began offering shares of the Company's common stock to existing stockholders pursuant to the Company's Amended and Restated Distribution Reinvestment Plan ("DRP"). During the three and six months ended June 30, 2020, 5,779 and 7,904 shares, respectively, were issued pursuant to the DRP. Effective July 11, 2020, the Company suspended the DRP.

10. Stock-Based Compensation
Effective as of June 19, 2015, the Company's Board adopted the Incentive Award Plan, under which the Company may grant cash and equity incentive awards to eligible employees, directors, and consultants. Time-based restricted stock units ("RSU") awards granted to employees vest equally on each of the first three anniversaries of the applicable vesting commencement date, subject to the employees' continued service to the Company. The time-based RSU awards granted to directors vest on the earlier of the one-year anniversary of the applicable grant date or the date of the Company's next annual meeting of its shareholders following the grant date, subject to the directors' continued service to the Company. Performance-based RSU awards granted to employees vest at the conclusion of the performance period, subject to the recipients' continued service to the Company and achievement of the specified performance levels. The Company is authorized to grant up to 3,000,000 shares of the Company's common stock pursuant to awards under the Incentive Award Plan. As of June 30, 2021, 1,505,685 shares were available for future issuance under the Incentive Award Plan.
On February 18, 2021, the Board approved grants of time-based and performance-based RSUs under the Company's Incentive Award Plan at the most recent estimated NAV per share of $28.90 as of December 1, 2020.
On February 23, 2021, the Company announced the expected retirement of its President and Chief Executive Officer in August 2021, which resulted in accelerated recognition of certain stock-based compensation expenses. The Company also announced the appointment of certain executives in establishing a plan of succession. In connection with the appointments, the Board approved one-time grants of time-based RSUs under the Company's Incentive Award Plan at the most recent estimated NAV per share of $28.90 as of December 1, 2020.
The following table summarizes the Company's RSU activity during the six months ended June 30, 2021:

	Unvested Time- Based RSUs	Unvested Performance- Based RSUs	Weighted-Average Grant Date Price Per Share
Outstanding as of January 1, 2021	110,382	332,095	$31.40
Shares granted	195,763	192,830	$28.90
Shares vested	(24,522)	—	$31.40
Shares forfeited	(9,272)	(63,962)	$30.86
Outstanding as of June 30, 2021	272,351	460,963	$29.95
As of June 30, 2021, there was $7,725 of total unrecognized compensation expense related to unvested stock-based compensation arrangements that will vest through December 2023. The Company recognized stock-based compensation expense of $2,311 and $4,807 for the three and six months ended June 30, 2021, respectively, and $1,420 and $1,948 for the three and six months ended June 30, 2020, respectively.
See "Note 1. Organization" for more information regarding the equitable adjustments made to the Company's shares of common stock that may be issued pursuant to the Incentive Award Plan in connection with the reverse stock split.

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
Operating and Finance Lease Commitments
The Company has non-cancelable operating leases for office space used in its business. In addition, the Company has non-cancelable contracts of property improvements that have been deemed to contain finance leases.
Future minimum lease obligations as of June 30, 2021, were as follows:

	Minimum Lease Payments
	Operating Leases	Finance Leases
Remaining 2021	$225	$194
2022	593	279
2023	609	21
2024	606	—
2025	53	—
Thereafter	—	—
Total expected minimum lease obligation	2,086	494
Less: Amount representing interest (a)	(165)	(35)
Present value of net minimum lease payments	$1,921	$459
(a)Interest includes the amount necessary to reduce to present value the total expected minimum lease obligations calculated at the Company's incremental borrowing rate.
12. Subsequent Events
In preparing its condensed consolidated financial statements, the Company has evaluated events and transactions occurring after June 30, 2021, through the date the financial statements were issued for recognition and disclosure purposes. The Company's material subsequent events have been disclosed in "Note 1. Organization, Note 6. Investment in Unconsolidated Entities, Note 9. Earnings Per Share and Equity Transactions, and Note 10. Stock-Based Compensation."

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in these interim condensed consolidated financial statements for the quarter ended June 30, 2021 (the "Quarterly Report"), other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements about InvenTrust Properties Corp.'s (the "Company") plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events; and they involve known and unknown risks that are difficult to predict.
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
The following discussion and analysis relates to the three and six months ended June 30, 2021 and 2020 and as of June 30, 2021 and December 31, 2020. It should be read in conjunction with our condensed consolidated financial statements and the related notes included in this Quarterly Report. All square feet and dollar amounts are stated in thousands, except per share amounts and per square foot metrics, unless otherwise noted.
Overview
InvenTrust Properties Corp. is a premier multi-tenant retail REIT that acquires, owns, leases, redevelops, and manages grocery-anchored neighborhood centers, and select power centers that often have a grocery component, in Sunbelt markets with favorable demographics. We seek to continue to execute our strategy to enhance our retail platform by further investing in grocery-anchored centers with essential retail in our current markets, while exhibiting focused and disciplined capital allocation.
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
•Economic and leased occupancy and rental rates;

•Leasing activity and lease rollover;
•Operating expense levels and trends;
•General and administrative expense levels and trends;
•Debt maturities and leverage ratios; and
•Liquidity levels.
Impact of the COVID-19 Pandemic on Our Business and Financial Statements
The impact of the COVID-19 pandemic has not materially changed from the information included in our Annual Report or other current reports on file with the SEC. The primary impact of the pandemic was and continues to be related to our tenants' ability to make their future rental payments in a timely fashion or at all. We have been working with our tenants to collect rental payments that are commensurate to our contractual rights under our lease agreements.
At this time, given the uncertainty related to variants of the virus, we are unable to predict whether cases of COVID-19 in our markets will decrease, increase, or remain the same, whether the approved COVID-19 vaccines will be effective against the virus and new variants of the virus, efficiently distributed in our markets and widely accepted by the public, and whether local governments will mandate closures of our tenants' businesses or implement other restrictive measures on their and our operations in the future in response to a resurgence of the pandemic. We have taken and will continue to consider a number of measures to mitigate the impact of the pandemic on our business and financial condition. We continue to believe that the long-term prospects for our business remain strong despite the uncertainty related to the new variants of COVID-19.
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
During the six months ended June 30, 2021, deferred rental payments of $4.3 million, including our proportionate share of our unconsolidated joint venture, became due; we have collected $4.1 million of such deferred rental payments as of June 30, 2021. As of June 30, 2021, we have granted approximately $6.7 million on a cumulative basis since the start of the pandemic, including our proportionate share of our unconsolidated joint venture, of rental payment deferrals, with contractual payment terms through the year ended December 31, 2023.
In addition to collections on the deferred rental payments, during the six months ended June 30, 2021, we collected approximately $1.2 million of rent, including our proportionate share of our unconsolidated joint venture, we had previously reserved for as uncollectible credit losses in 2020.
Current Strategy and Outlook
InvenTrust focuses on Sunbelt grocery-anchored neighborhood centers, and select power centers that often have a grocery component, in markets with favorable demographics, including above average growth in population, employment and income. We believe these conditions create favorable demand characteristics for grocery-anchored and necessity-based retail centers which will position us to capitalize on potential future rent increases while enjoying sustained occupancy at our centers. We believe our Sunbelt portfolio of high quality grocery-anchored assets is a distinct differentiator for us in the marketplace. Using these criteria, we have focused our strategy on certain markets, including, but not limited to, the metropolitan areas of Atlanta, Austin, Charlotte, Dallas-Fort Worth-Arlington, Houston, the greater Los Angeles and San Diego areas, Miami, Orlando, Raleigh-Durham, San Antonio and Tampa.
Our portfolio of grocery-anchored centers is open and our grocery tenants are continuing to serve their communities. These properties play a critical role in the communities they serve, often providing essential retail and services such as groceries and healthcare products and services.
Our strategically located regional field offices are within a two-hour drive of 90% of our properties which affords us the ability to respond to the needs and requests of our tenants with the intent to minimize disruption. We continue to utilize our portfolio-wide initiatives developed over the last year to assist our tenants with making timely rental payments and adapt to the changing needs of the retail consumer.

We believe the continued refinement of our retail platform has positioned us for future success and will allow us to evaluate, and execute on, a potential strategic transaction to achieve liquidity for and provide a return of capital to our stockholders. Previously, the COVID-19 pandemic and related uncertainties delayed our process for exploring and executing upon a potential liquidity alternative. However, based upon recent developments in our business and market conditions, our board of directors (the "Board"), together with our management team and legal and financial advisors, have reinitiated this process and are evaluating liquidity alternatives, including a potential listing of the Company's common stock on a national securities exchange. There can be no assurance that the process will result in the Company executing on a liquidity alternative. Furthermore, we may be unable to execute on such a transaction on terms we would find attractive for our stockholders and our ability to do so will be influenced by external and macroeconomic factors including, among others, the effects and duration of the COVID-19 pandemic, interest rate movements, local, regional, national and global economic performance, competitive factors, the impact of e-commerce on the retail industry, future retailer store closings, retailer consolidation, retailers reducing store size, retailer bankruptcies, and government policy changes.
Recent Developments
Reverse Stock Split
On August 5, 2021 we effected a 1-for-10 reverse stock split of its common stock. As a result of the reverse stock split, every ten shares of issued and outstanding common stock were changed into one share of common stock, with any fractional shares being rounded up to the next higher whole share. Immediately after effecting the reverse stock split, we decreased the par value of each issued and outstanding share of common stock from $0.01 par value per share to $0.001 par value per share. In addition, equitable adjustments were made to the maximum number of shares of common stock that may be issued pursuant to the InvenTrust Properties Corp. 2015 Incentive Award Plan (as amended, the "Incentive Award Plan") and the maximum number of shares of common stock that may be issued upon exercise of incentive stock options under the Incentive Award Plan, in each case, to reflect the 1-for-10 reverse stock split. The number of shares of common stock subject to outstanding awards under the Incentive Award Plan, and certain performance goals applicable to such awards, have also been equitably adjusted to reflect the 1-for-10 reverse stock split. Unless otherwise noted, the share information and the Net Asset Value ("NAV") per share of our common stock in this report and accompanying condensed consolidated financial statements have been retroactively adjusted to give effect to the 1-for-10 reverse stock split for all periods presented. As a result of the reverse stock split, as of June 30, 2021, the number of shares of common stock outstanding was reduced from 712,090,283 shares to 71,261,383 shares on that date. Fractional shares resulted in the issuance of an additional 52,355 shares, which have been included in the total issued and outstanding shares for all periods presented.
Share Repurchase Program
On April 6, 2021, we adopted the Third Amended and Restated Share Repurchase Program, (as amended, the "SRP"). As described in the Quarterly Report on Form 10-Q for the three months ended March 31, 2021, on April 12, 2021, we announced the reinstatement of the SRP, effective May 14, 2021, for qualifying shareholders. The repurchase price per share of $21.70 for eligible stockholders is equal to a 25% discount to the most recent estimated NAV per share of our common stock established by the Board, which was $28.90 per share as of December 1, 2020. During the six months ended June 30, 2021, 755,643 shares were repurchased in connection with the SRP. On August 5, 2021, the Board suspended the SRP effective September 5, 2021.
Our Retail Portfolio
Our wholly-owned and managed retail properties include grocery-anchored community and neighborhood centers and power centers, including those classified as necessity-based, as defined in our Annual Report. As of June 30, 2021, we owned or had an interest in 65 retail properties with a total gross leasable area ("GLA") of approximately 10.9 million square feet, which includes 10 retail properties with a GLA of approximately 2.5 million square feet owned through the Company's 55% ownership interest in an unconsolidated joint venture, IAGM Retail Fund I, LLC ("IAGM").
Where appropriate, we have included results from the IAGM properties at 55% ("at share") when combined with our wholly-owned properties, defined as "Pro Rata Combined Retail Portfolio". The following table summarizes our retail portfolio as of June 30, 2021 and 2020.

	Wholly-Owned Retail Properties		IAGM Retail Properties		IAGM Retail Properties (at share)		Pro Rata Combined Retail Portfolio
	2021	2020	2021	2020	2021	2020	2021	2020
No. of properties	55	55	10	10	10	10	65	65
GLA (square feet)	8,395	8,329	2,470	2,470	1,358	1,358	9,753	9,687
Economic occupancy (a)	93.0%	94.3%	82.9%	88.7%	82.9%	88.7%	91.6%	93.6%
ABR PSF (b)	$18.47	$18.08	$17.38	$16.78	$17.38	$16.78	$18.33	$17.90
(a)Economic occupancy is defined as the percentage of occupied GLA divided by total GLA (excluding specialty leases) for which a tenant is obligated to pay rent under the terms of its lease agreement as of the rent commencement date, regardless of the actual use or occupancy by that tenant of the area being leased. Actual use may be less than economic occupancy.
(b)Annualized Base Rent ("ABR") is the base rent for the period multiplied by twelve months. Base rent is inclusive of ground rent and any abatement concessions, but excludes specialty lease income. ABR per square foot ("ABR PSF") is the ABR divided by the occupied square footage for the period.
Retail Portfolio Summary by Center Type
The following tables summarize our retail portfolio, by center type, as defined in our Annual Report, as of June 30, 2021 and 2020.

Community and neighborhood centers

	Wholly-Owned Retail Properties		IAGM Retail Properties		IAGM Retail Properties (at share)		Pro Rata Combined Retail Portfolio
	2021	2020	2021	2020	2021	2020	2021	2020
No. of properties	44	44	5	5	5	5	49	49
GLA (square feet)	5,052	4,986	1,386	1,386	762	762	5,814	5,748
Economic occupancy	93.5%	95.0%	86.6%	93.1%	86.6%	93.1%	92.6%	94.7%
ABR PSF	$19.55	$19.14	$17.04	$17.26	$17.04	$17.26	$19.24	$18.90

Power centers

	Wholly-Owned Retail Properties		IAGM Retail Properties		IAGM Retail Properties (at share)		Pro Rata Combined Retail Portfolio
	2021	2020	2021	2020	2021	2020	2021	2020
No. of properties	11	11	5	5	5	5	16	16
GLA (square feet)	3,343	3,343	1,084	1,084	596	596	3,939	3,939
Economic occupancy	92.2%	93.4%	78.3%	83.1%	78.3%	83.1%	90.1%	91.9%
ABR PSF	$16.82	$16.46	$17.85	$16.10	$17.85	$16.10	$16.95	$16.41
Same-Property Retail Portfolio Summary
The following tables summarize the GLA, economic occupancy and ABR PSF of the properties included in our retail portfolio classified as same-property for the three and six months ended June 30, 2021 and 2020. The properties classified as same-property were owned for the entirety of both periods presented.

Three months ended June 30

	Wholly-Owned Retail Properties		IAGM Retail Properties		IAGM Retail Properties (at share)		Pro Rata Combined Retail Portfolio
	2021	2020	2021	2020	2021	2020	2021	2020
No. of properties	55	55	10	10	10	10	65	65
GLA (square feet)	8,328	8,327	2,470	2,470	1,359	1,359	9,687	9,686
Economic occupancy	92.9%	94.3%	82.9%	88.7%	82.9%	88.7%	91.5%	93.6%
ABR PSF	$18.56	$18.07	$17.38	$16.78	$17.38	$16.78	$18.41	$17.90

Six months ended June 30

	Wholly-Owned Retail Properties		IAGM Retail Properties		IAGM Retail Properties (at share)		Pro Rata Combined Retail Portfolio
	2021	2020	2021	2020	2021	2020	2021	2020
No. of properties	53	53	10	10	10	10	63	63
GLA (square feet)	8,156	8,156	2,470	2,470	1,359	1,359	9,515	9,515
Economic occupancy	92.8%	94.2%	82.9%	88.7%	82.9%	88.7%	91.4%	93.4%
ABR PSF	$18.68	$18.18	$17.38	$16.78	$17.38	$16.78	$18.51	$17.99
Market Summary
The following table represents the geographical diversity of our Retail Portfolio by property count and GLA as of June 30, 2021.

			GLA
State	Region	No. of Properties	Wholly-Owned Retail Properties	IAGM Retail Properties	IAGM Retail Properties (at share)	Pro Rata Combined Retail Portfolio
Texas	Southwest	25	2,461	2,470	1,358	3,819
Florida	South Atlantic	10	1,982	—	—	1,982
Georgia	South Atlantic	10	1,058	—	—	1,058
California	West	7	1,051	—	—	1,051
North Carolina	South Atlantic	7	1,016	—	—	1,016
Colorado	West	3	467	—	—	467
Maryland	East	2	183	—	—	183
Virginia	South Atlantic	1	177	—	—	177
		65	8,395	2,470	1,358	9,753
Lease Expirations
The following table presents the lease expirations of our economic occupied Pro Rata Combined Retail Portfolio as of June 30, 2021.

Lease Expiration Year	No. of Expiring Leases (a)	GLA of Expiring Leases (square feet)	Percent of Total GLA of Expiring Leases	ABR of Expiring Leases	Percent of Total ABR	Expiring ABR PSF
2021	55	112	1.3%	$3,096	1.8%	$27.64
2022	205	1,147	12.7%	19,855	11.4%	17.31
2023	203	948	10.6%	18,097	10.5%	19.09
2024	194	1,076	12.1%	21,304	12.3%	19.80
2025	181	1,104	12.4%	19,597	11.3%	17.75
2026	165	720	8.1%	16,517	9.5%	22.94
2027	127	1,060	11.9%	22,612	13.0%	21.33
2028	79	435	4.9%	9,804	5.7%	22.54
2029	89	508	5.7%	10,927	6.3%	21.51
2030	73	367	4.1%	9,092	5.2%	24.77
Thereafter	82	1,424	15.9%	21,725	12.5%	15.26
Other (b)	14	28	0.3%	827	0.5%	29.54
	1,467	8,929	100.0%	$173,453	100.0%	$19.43
(a)No. of expiring leases includes IAGM at 100%.
(b)Other lease expirations include the GLA, ABR and ABR PSF of month-to-month leases.
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

Leasing Activity, Pro Rata Combined Retail Portfolio
The following table summarizes the leasing activity for leases that were executed during the six months ended June 30, 2021, compared with expiring or expired leases for the same or previous tenant for renewals and the same unit for new leases at the 65 properties in our Pro Rata Combined Retail Portfolio. Except for number of leases, all figures reflect results from our wholly owned and IAGM properties at share. These tables do not include rent deferral lease amendments executed as a result of the impact of the COVID-19 pandemic.
In our Pro Rata Combined Retail Portfolio, we had GLA totaling 688 thousand square feet expiring during the six months ended June 30, 2021, of which 614 thousand square feet was re-leased. This achieved a retention rate of approximately 89.2%.

	No. of Leases Executed for the Six Months Ended June 30, 2021	GLA SF (in thousands)	New Contractual Rent ($PSF) (b)	Prior Contractual Rent ($PSF) (b)	% Change over Prior Lease Rent (b)	Weighted Average Lease Term (Years)	Tenant Improvement Allowance ($PSF)	Lease Commissions ($PSF)
All Tenants
Comparable Renewal Leases (a)	98	514	$20.00	$19.83	0.9%	5.4	$1.28	$—
Comparable New Leases (a)	17	50	$23.37	$21.37	9.4%	9.4	$18.14	$7.83
Non-Comparable Renewal and New Leases	38	197	$19.36	N/A	N/A	10.0	$10.09	$4.56
Total	153	761	$20.30	$19.97	1.7%	6.8	$4.67	$1.69

Anchor Tenants (leases ten thousand square feet and over)
Comparable Renewal Leases (a)	12	332	$15.28	$14.66	4.2%	6.0	$1.67	$—
Comparable New Leases (a)	1	17	$12.50	$9.00	38.9%	10.4	$20.00	$5.28
Non-Comparable Renewal and New Leases	4	111	$13.93	N/A	N/A	11.9	$5.98	$2.06
Total	17	460	$15.15	$14.38	5.4%	7.6	$3.38	$0.69

Small Shop Tenants (leases under ten thousand square feet)
Comparable Renewal Leases (a)	86	183	$28.57	$29.23	(2.3)%	4.4	$0.57	$—
Comparable New Leases (a)	16	33	$28.84	$27.63	4.4%	8.8	$17.21	$9.11
Non-Comparable Renewal and New Leases	34	86	$27.17	N/A	N/A	7.4	$15.43	$7.80
Total	136	302	$28.61	$28.99	(1.3)%	5.7	$6.63	$3.22
(a)Comparable leases are leases that meet all of the following criteria: terms greater than or equal to one year, unit was vacant less than one year prior to executed lease, square footage of unit remains unchanged or within 10% of prior unit square footage, and has a rent structure consistent with the previous tenant.
(b)Non-comparable leases are not included in totals.

Results of Operations
Comparison of results for the three and six months ended June 30, 2021 and 2020
The following section describes and compares our consolidated results of operations for the three and six months ended June 30, 2021 and 2020. We generate substantially all of our earnings from property operations. Since January 1, 2020, we have acquired two retail properties and disposed of one retail property.
The following table presents the changes in our income for the three and six months ended June 30, 2021 and 2020.

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Increase	2021	2020	Increase
Income
Lease income, net	$50,978	$40,718	$10,260	$100,904	$92,002	$8,902
Other property income	268	208	60	450	399	51
Other fee income	894	713	181	1,907	1,676	231
Total income	$52,140	$41,639	$10,501	$103,261	$94,077	$9,184
Lease income, net, for the three months ended June 30, 2021, increased by $10.3 million when compared to the same period in 2020, primarily as a result of decreased estimated credit losses of $6.4 million, increased recovery revenue of $2.2 million, and net increased GAAP rent adjustments of $2.3 million, which were partially offset by decreased minimum rent of $0.6 million. The reduction in estimated credit losses, or the reversal thereof, reflects the stabilization of the pandemic's impact on our tenants.
Lease income, net, for the six months ended June 30, 2021, increased by $8.9 million when compared to the same period in 2020, primarily as a result of decreased estimated credit losses of $6.9 million, increased recovery revenue of $1.7 million, increased GAAP rent adjustments of $2.1 million, and increased short-term lease rent of $0.3 million, which were partially offset by decreased minimum rent of $1.5 million and increased rent abatements of $0.6 million. The reduction in estimated credit losses, or the reversal thereof, reflects the stabilization of the pandemic's impact on our tenants.
The following table presents the changes in our operating expenses for the three and six months ended June 30, 2021 and 2020.

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
Operating expenses
Depreciation and amortization	$21,995	$22,405	$(410)	$43,682	$44,527	$(845)
Property operating	7,774	6,184	1,590	15,783	13,292	2,491
Real estate taxes	8,158	7,218	940	16,291	15,707	584
General and administrative	9,910	8,387	1,523	20,261	15,582	4,679
Total operating expenses	$47,837	$44,194	$3,643	$96,017	$89,108	$6,909
Property operating expenses, for the three months ended June 30, 2021, increased $1.6 million when compared to the same period in 2020 primarily as a result of increased non-recoverable expenses of $0.7 million, increased repairs, maintenance, and cleaning costs of $0.6 million, and net increases in all other property operating expenses of $0.7 million, which were partially offset by decreased lease termination expenses of $0.4 million.
Property operating expenses, for the six months ended June 30, 2021, increased $2.5 million when compared to the same period in 2020 primarily as a result of increased non-recoverable expenses of $1.1 million, increased repairs, maintenance, and cleaning costs of $1.0 million, and net increases in all other property operating expenses of $0.8 million, which were partially offset by decreased lease termination expenses of $0.4 million.
General and administrative expenses for the three months ended June 30, 2021, increased $1.5 million when compared to the same period in 2020, primarily as a result of increased long-term incentive plan costs of $0.9 million and other increased compensation costs of $0.6 million.

General and administrative expenses for the six months ended June 30, 2021, increased $4.7 million when compared to the same period in 2020, primarily as a result of increased long-term incentive plan costs of $2.9 million, increased compensation costs of $1.2 million, and net increases from all other general and administrative expenses of $0.6 million. The increase in long-term incentive plan costs was primarily driven by the expected retirement of our President and Chief Executive Officer in August 2021 and the appointment of certain executives in establishing a plan of succession.
The following table presents the changes in our other income and expenses.

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change, net	2021	2020	Change, net
Other (expense) income
Interest expense, net	$(3,972)	$(4,924)	$952	$(7,957)	$(9,733)	$1,776
Loss on extinguishment of debt	—	(2,543)	2,543	—	(2,543)	2,543
Provision for asset impairment	—	—	—	—	(9,002)	9,002
Gain (loss) on sale of investment properties, net	361	(213)	574	880	244	636
Equity in earnings (losses) of unconsolidated entities	775	(149)	924	1,395	640	755
Other income and expense, net	32	773	(741)	(163)	2,328	(2,491)
Total other (expense) income, net	$(2,804)	$(7,056)	$4,252	$(5,845)	$(18,066)	$12,221
Interest expense, net
Interest expense, net, for the three months ended June 30, 2021 decreased $1.0 million when compared to the same period in 2020, primarily as a result of repaying $150.0 million on our revolving line of credit and declining 1-month LIBOR interest rates on our corporate credit facilities, resulting in a $0.8 million decrease to interest expense, net. The remaining $0.2 million decrease is the result of repaying total mortgages payable of $26.5 million across two retail properties since April 1, 2020.
Interest expense, net, for the six months ended June 30, 2021 decreased $1.8 million when compared to the same period in 2020, primarily as a result of repaying $150.0 million on our revolving line of credit and declining 1-month LIBOR interest rates on our corporate credit facilities resulting in a $1.2 million decrease to interest expense, net. The remaining $0.6 million decrease is the result of repaying total mortgages payable of $67.5 million across three retail properties since January 1, 2020.
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
Gain (loss) on sale of investment properties, net
During the three months ended June 30, 2021, we recognized a net gain of $0.4 million on the completion of partial condemnations at one retail property. During the three months ended June 30, 2020, we recognized a loss of $0.2 million on the sale of one retail property.
During the six months ended June 30, 2021, we recognized a net gain of $0.9 million on the completion of partial condemnations at three retail properties. During the six months ended June 30, 2020, we recognized a net gain of $0.2 million on the sale of one retail property and the completion of partial condemnations at two retail properties.
Equity in earnings (losses) of unconsolidated entities
Equity in earnings of unconsolidated entities for the three months ended June 30, 2021, increased $0.9 million when compared to the same period in 2020, primarily as a result of increased income from property operations after management fees of $0.8 million and decreased interest expense of $0.1 million.

Equity in earnings of unconsolidated entities for the six months ended June 30, 2021, increased $0.8 million when compared to the same period in 2020, primarily as a result of increased income from property operations after management fees of $0.7 million and decreased interest expense of $0.1 million.
Other income and expense, net
Under the federal legislation enacted on March 27, 2020, known as the CARES Act, certain limitations on the deductibility of net operating losses ("NOLs") enacted under prior federal tax legislation have been temporarily rolled back. As a result of the anticipated NOL carryback claims for our taxable REIT subsidiaries, total additional tax benefits of $1.2 million were recognized during the six months ended June 30, 2020.
Net Operating Income
We evaluate the performance of our wholly-owned retail properties based on NOI, which excludes general and administrative expenses, depreciation and amortization, provision for asset impairment, other income and expense, net, gains (losses) from sales of properties, gains (losses) on extinguishment of debt, interest expense, net, equity in earnings from unconsolidated entities, lease termination income and expense, and GAAP rent adjustments (such as straight-line rent, above/below market lease amortization and amortization of lease incentives). We bifurcate NOI into same-property NOI and NOI from other investment properties based on whether the underlying retail properties meet our same-property criteria.
We believe the supplemental non-GAAP financial measures of NOI, same-property NOI, and NOI from other investment properties provide added comparability across periods when evaluating our financial condition and operating performance that is not readily apparent from "Operating income" or "Net income" in accordance with GAAP.
Comparison of same-property results for the three and six months ended June 30, 2021 and 2020
A total of 55 and 53 wholly-owned retail properties met our same-property criteria for the three and six months ended June 30, 2021 and 2020, respectively. NOI from other investment properties in the table below for the three and six months ended June 30, 2021 and 2020 includes retail properties that did not meet our same-property criteria.
The following table represents the reconciliation of net income (loss), the most directly comparable GAAP measure, to NOI and same-property NOI for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income (loss)	$1,499	$(9,611)	$1,399	$(13,097)
Adjustments to reconcile to non-GAAP metrics:
Other income and expense, net	(32)	(773)	163	(2,328)
Equity in (earnings) losses of unconsolidated entities	(775)	149	(1,395)	(640)
Interest expense, net	3,972	4,924	7,957	9,733
Loss on extinguishment of debt	—	2,543	—	2,543
(Gain) loss on sale of investment properties, net	(361)	213	(880)	(244)
Provision for asset impairment	—	—	—	9,002
Depreciation and amortization	21,995	22,405	43,682	44,527
General and administrative	9,910	8,387	20,261	15,582
Other fee income	(894)	(713)	(1,907)	(1,676)
Adjustments to NOI (a)	(1,968)	728	(3,849)	(1,278)
NOI	33,346	28,252	65,431	62,124
NOI from other investment properties	(115)	(150)	(1,284)	(963)
Same-property NOI	$33,231	$28,102	$64,147	$61,161
(a)Adjustments to NOI include termination fee income and expense and GAAP rent adjustments.

Comparison of the components of same-property NOI for the three and six months ended June 30, 2021 and 2020

	Three months ended June 30,				Six months ended June 30,
	2021	2020	Change	Var.	2021	2020	Change	Var.
Lease income, net	$48,895	$40,834	$8,061	19.7%	$95,273	$88,795	$6,478	7.3%
Other property income	269	205	64	31.2%	450	376	74	19.7%
	49,164	41,039	8,125	19.8%	95,723	89,171	6,552	7.3%
Property operating	7,776	5,758	2,018	35.0%	15,477	12,554	2,923	23.3%
Real estate taxes	8,157	7,179	978	13.6%	16,099	15,456	643	4.2%
	15,933	12,937	2,996	23.2%	31,576	28,010	3,566	12.7%
Same-property NOI	$33,231	$28,102	$5,129	18.3%	$64,147	$61,161	$2,986	4.9%
Same-property NOI increased by $5.1 million, or 18.3%, when comparing the three months ended June 30, 2021 to the same period in 2020, and was primarily a result of:
•a decrease in estimated credit losses of $6.4 million, and was offset by:
•an increase in non-recoverable expenses of $0.7 million, and
•a decrease in minimum rent of $0.6 million.
During the three months ended June 30, 2020, we recognized estimated credit losses of $6.2 million reflecting our assessment of how the COVID-19 pandemic may impact our tenants' ability to make future rental payments. During the three months ended June 30, 2021, we recognized a net reversal of estimated credit losses of $0.2 million. Reversals of estimated credit losses occur when we receive rental payments we previously deemed not probable of collection. The reduction in estimated credit losses, or the reversal thereof, reflects the stabilization of the pandemic's impact on our tenants.
In line with our improved results of operations when comparing the three months ended June 30, 2021 to the same period in 2020, non-recoverable operating expenses relating to compensation costs also increased, primarily reflecting both higher property-level employee headcount and compensation costs tied to earnings.
The decrease in minimum rent is primarily attributable to the decrease in economic occupancy levels when comparing the three months ended June 30, 2021 to the same period in 2020.
Same-property NOI increased by $3.0 million, or 4.9%, when comparing the six months ended June 30, 2021 to the same period in 2020, and was primarily a result of:
•a decrease in estimated credit losses of $6.9 million,
•an increase in recovery income of $1.4 million,
•a net increase in all other income and expenses of $0.5 million, and was offset by:
•a decrease in recoverable expenses of $2.5 million,
•a decrease in minimum rent of $1.6 million,
•an increase in non-recoverable expenses of $1.1 million, and
•an increase in rent abatements of $0.6 million.
During the six months ended June 30, 2020, we recognized estimated credit losses of $6.7 million reflecting our assessment of how the COVID-19 pandemic may impact our tenants' ability to make future rental payments. During the six months ended June 30, 2021, we recognized a net reversal of estimated credit losses of $0.2 million.
The net increase in all other income and expenses when comparing the six months ended June 30, 2021 to the same period in 2020, primarily reflects increased short-term leasing arrangements.
Real estate taxes and recoverable operating expenses, net of associated recoveries, increased $1.0 million when comparing the six months ended June 30, 2021 to the same period in 2020, primarily reflecting the decrease in economic occupancy levels.
The decrease in minimum rent is primarily attributable to the decrease in economic occupancy levels when comparing the six months ended June 30, 2021 to the same period in 2020.
In line with our improved results of operations when comparing the six months ended June 30, 2021 to the same period in 2020, non-recoverable operating expenses relating to compensation costs also increased, primarily reflecting both higher property-level employee headcount and compensation costs tied to earnings.

The increase in rent abatements, when comparing the six months ended June 30, 2021 to the same period in 2020, is primarily attributable to our on-going efforts to negotiate lease amendments with certain tenants, including abated rent charges in exchange for extending a tenant's lease term.
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
See our Annual Report on Form 10-K for expanded descriptions of FFO and AFFO. FFO Applicable to Common Shares and Dilutive Securities and AFFO Applicable to Common Shares and Dilutive Securities is calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income (loss)	$1,499	$(9,611)	$1,399	$(13,097)
Depreciation and amortization related to investment properties	21,774	22,015	43,221	43,561
Provision for asset impairment	—	—	—	9,002
(Gain) loss on sale of investment properties, net	(361)	213	(880)	(244)
Unconsolidated joint venture adjustments (a)	2,086	2,372	4,156	4,760
FFO Applicable to Common Shares and Dilutive Securities	24,998	14,989	47,896	43,982
Amortization of above and below-market leases and lease inducements, net	(1,143)	(1,307)	(2,385)	(2,848)
Straight-line rent adjustments, net	(653)	1,745	(1,170)	1,368
Adjusting items, net (b)	539	2,752	1,358	3,870
Unconsolidated joint venture adjusting items, net (c)	146	760	306	956
AFFO Applicable to Common Shares and Dilutive Securities	$23,887	$18,939	$46,005	$47,328

Weighted average number of common shares outstanding - basic	71,943,522	72,137,317	71,970,925	72,136,129
Effect of unvested restricted shares (d)	92,804	—	53,528	—
Weighted average number of common shares outstanding - diluted	72,036,326	72,137,317	72,024,453	72,136,129

Net income (loss) per common share, diluted	$0.02	$(0.13)	$0.02	$(0.18)
Per share adjustments for FFO Applicable to Common Shares and Dilutive Securities	0.33	0.34	0.64	0.79
FFO Applicable to Common Shares and Dilutive Securities per share	$0.35	$0.21	$0.66	$0.61
Per share adjustments for AFFO Applicable to Common Shares and Dilutive Securities	(0.02)	0.05	(0.02)	0.05
AFFO Applicable to Common Shares and Dilutive Securities per share	$0.33	$0.26	$0.64	$0.66
(a)Represents our share of depreciation and amortization related to investment properties held in IAGM.
(b)Adjusting items, net, are primarily related to loss on extinguishment of debt, amortization of debt premiums, discounts, and financing costs, net, depreciation and amortization of corporate assets, and non-operating income and expenses, net, which includes other non-operating revenue and expense items which are not pertinent to measuring on-going operating performance, such as miscellaneous income and settlement income.
(c)Represents our share of amortization of above and below-market leases and lease inducements, net, straight line rent adjustments, net and adjusting items, net related to IAGM.
(d)For purposes of calculating non-GAAP per share metrics, the same denominator is used as that which would be used in calculating diluted earnings per share under GAAP. For the three and six months ended June 30, 2020, the effects of unvested restricted shares have been excluded from the denominator in the diluted net loss per share calculations under GAAP as they were antidilutive.

Liquidity and Capital Resources
Development, Re-development, Capital Expenditures and Leasing Activities
The following table summarizes capital resources used through development and re-development, capital expenditures, and leasing activities at our retail properties owned during the six months ended June 30, 2021. These costs are classified as cash used in capital expenditures and tenant improvements and investment in development and re-development projects on the condensed consolidated statements of cash flows during the six months ended June 30, 2021.

Open	Development and Re-development		Capital Expenditures	Leasing		Total
Direct costs	$1,183	(a)	$2,632	$3,384	(c)	$7,199
Indirect costs	363	(b)	680	—		1,043
Total	$1,546		$3,312	$3,384		$8,242
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
Our ability to maintain adequate liquidity for our operations in the future is dependent upon a number of factors, including our revenue, macroeconomic conditions, our ability to contain costs, including capital expenditures, and to collect rents and other receivables, and various other factors, many of which are beyond our control. We will continue to monitor our liquidity position and may seek to raise funds through debt or equity financing in the future to fund operations, significant investments or acquisitions that are consistent with our strategy. Our ability to raise these funds may also be diminished by other macroeconomic factors.
Long-term Liquidity and Capital Resources
Our objectives are to maximize revenue generated by our retail platform, to further enhance the value of our retail properties to produce attractive current yield and long-term returns for our stockholders, and to generate sustainable and predictable cash flow from our operations to distribute to our stockholders.
Any future determination to pay distributions will be at the discretion of our Board and will depend on our financial condition, capital requirements, restrictions contained in current or future financing instruments, and such other factors as our Board deems relevant. In December 2020, our Board approved an increase to our annual distribution rate effective for the quarterly distribution paid in April 2021. The Board will continue to evaluate our distribution rate and, if it deems appropriate, adjust the distribution to take into account all relevant factors, including our ongoing operating and capital needs.
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
•To service or pay down our debt;

•To invest in properties;
•To fund development, re-development, maintenance and capital expenditures or leasing incentives; and
•To fund other general corporate uses.
We may, from time to time, seek to acquire additional amounts of our outstanding equity through cash purchases or exchanges for other securities. Such purchases or exchanges, if any, will depend on our liquidity requirements, contractual restrictions, and other factors.
Distributions
During the six months ended June 30, 2021, we declared distributions to our stockholders totaling $28.0 million and paid cash distributions of $27.7 million. As we execute on our retail strategy and continue to evaluate our business, results of operations and cash flows, our Board will continue to evaluate our distribution on a periodic basis.
On August 5, 2021, our Board approved a 5% increase to our annual distribution rate effective for the quarterly distribution paid in January 2022. All future dividends remain subject to the discretion of the Company’s Board.See "Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Current Strategy and Outlook" for more information regarding our retail strategy.
Summary of Cash Flows

	Six months ended June 30,		Change
	2021	2020
Cash provided by operating activities	$53,999	$40,333	$13,666
Cash used in investing activities	(10,358)	(37,426)	27,068
Cash (used in) provided by financing activities	(95,300)	47,126	(142,426)
(Decrease) increase in cash, cash equivalents and restricted cash	(51,659)	50,033	(101,692)
Cash, cash equivalents and restricted cash at beginning of period	223,770	260,748	(36,978)
Cash, cash equivalents and restricted cash at end of period	$172,111	$310,781	$(138,670)
Cash provided by operating activities of $54.0 million and $40.3 million for the six months ended June 30, 2021 and 2020, respectively, was generated primarily from income from property operations and operating distributions from unconsolidated entities. Cash provided by operating activities increased $13.7 million when comparing the six months ended June 30, 2021, to the same period in 2020, including $10.7 million related to increased cash collections from tenants primarily as a result of the stabilization of the pandemic's impact on our tenants, general fluctuations in working capital, and the acquisition of two retail properties since January 1, 2020, which was partially offset by the disposition of one retail property since January 1, 2020.
Cash used in investing activities of $10.4 million for the six months ended June 30, 2021, was primarily the result of:
•$6.7 million for capital expenditures and tenant improvements,
•$1.5 million for investment in development projects,
•$2.3 million for lease commissions and other leasing costs, and
•$1.2 million for cash outflows from other investing activities, which was partially offset by cash provided of
•$1.3 million from net proceeds received from the sale of investment properties.
Cash used in investing activities of $37.4 million for the six months ended June 30, 2020, was primarily the result of:
•$32.4 million for acquisitions of investment properties,
•$6.9 million for capital expenditures and tenant improvements,
•$1.5 million for investment in development projects,
•$1.0 million for lease commissions and other leasing costs, and
•$1.3 million for cash outflows from other investing activities, which was partially offset by cash provided of
•$5.7 million from net proceeds received from the sale of investment properties.

Cash used in financing activities of $95.3 million for the six months ended June 30, 2021, was primarily the result of:
•$50.0 million for pay-offs of debt,
•$27.7 million to pay distributions,
•$16.7 million for the common shares repurchased through the share repurchase program, and
•$0.9 million for principal payments on mortgage debt, payment of finance lease liabilities, and payment of loan fees and other deposits.
Cash provided by financing activities of $47.1 million for the six months ended June 30, 2020, was primarily the result of:
•$150.1 million of proceeds received from our unsecured revolving credit agreement and distribution reinvestment plan, which was partially offset by cash used of
•$67.3 million for pay-offs of debt,
•$26.9 million to pay distributions,
•$5.2 million for the common shares repurchased through the share repurchase program,
•$2.5 million for debt prepayment penalties, and
•$1.1 million for principal payments on mortgage debt, payment of finance lease liabilities, and payment of loan fees and other deposits.
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
Contractual Obligations
We have obligations related to our mortgage loans, term loan, and revolving credit facility as described in "Note 7. Debt" in the condensed consolidated financial statements. The unconsolidated joint venture in which we have an investment has third-party mortgage debt of $220.8 million as of June 30, 2021, as described in "Note 6. Investment in Unconsolidated Entities" in the condensed consolidated financial statements. It is anticipated that our unconsolidated joint venture will be able to repay or refinance all of its debt on a timely basis.
The following table presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations and lease agreements. It excludes third-party debt associated with our unconsolidated joint venture and debt discounts that are not future cash obligations as of June 30, 2021.

	Payments due by year ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt:
Fixed rate debt, principal (a)	$—	$22,618	$239,664	$115,700	$28,630	$—	$406,612
Variable-rate debt, principal	—	—	50,000	50,000	—	—	100,000
Interest	6,987	13,345	11,780	3,228	744	—	36,084
Total long-term debt	6,987	35,963	301,444	168,928	29,374	—	542,696
Operating lease obligations (b)	225	593	609	606	53	—	2,086
Finance lease obligations (c)	194	279	21	—	—	—	494
Grand total	$7,406	$36,835	$302,074	$169,534	$29,427	$—	$545,276
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
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of June 30, 2021, our debt included outstanding variable-rate term loans of $400.0 million, of which $300.0 million has been swapped to a fixed rate. If market rates of interest on all variable-rate debt as of June 30, 2021 permanently increased and decreased by 1%, the annual increase and decrease in interest expense on the variable-rate debt and future earnings and cash flows would be approximately $1.0 million. See our Annual Report on Form 10-K for expanded discussion regarding how we achieve our interest rate risk management objectives and how we often use financial instruments to hedge exposures to changes in interest rates on loans.
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
The following table summarizes our four effective interest rate swaps as of June 30, 2021:

Interest Rate Swap	Effective Date	Termination Date	Bank Pays Variable Rate of	InvenTrust Pays Fixed Rate of	Notional Amount	Fair Value as of
						June 30, 2021	December 31, 2020
5 year, fixed portion	Dec 2, 2019	Dec 21, 2023	1-Month LIBOR	1.4795%	$100,000	$(2,746)	$(3,856)
5 year, fixed portion	Dec 2, 2019	Dec 21, 2023	1-Month LIBOR	1.4795%	100,000	(1,499)	(3,856)
5.5 year, fixed portion	Dec 2, 2019	June 21, 2024	1-Month LIBOR	1.4915%	50,000	(2,746)	(2,217)
5.5 year, fixed portion	Dec 2, 2019	June 21, 2024	1-Month LIBOR	1.4990%	50,000	(1,510)	(2,231)
Total fixed of unsecured term loan					$300,000	$(8,501)	$(12,160)
The following table summarizes the IAGM effective interest rate swaps as of June 30, 2021:

Interest Rate Swap	Effective Date	Termination Date	Bank Pays Variable Rate of	InvenTrust Pays Fixed Rate of	Notional Amount	Fair Value as of
						June 30, 2021	December 31, 2020
Secured term loan	Apr 1, 2020	Nov 2, 2023	1-Month LIBOR	0.4290%	$45,000	$(83)	$(327)
Secured term loan	Apr 1, 2020	Nov 2, 2023	1-Month LIBOR	0.4060%	30,000	$(39)	$(198)
Total fixed of secured term loan					$75,000	$(122)	$(525)
The gains or losses resulting from marking-to-market our derivatives each reporting period are recognized as an increase or decrease in comprehensive income on our condensed consolidated statements of operations and comprehensive income (loss).
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act, our management, including our Principal Executive Officer and our Principal Financial Officer, evaluated as of June 30, 2021, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2021, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Principal Executive Officer and our Principal Financial Officer as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

2.1	Master Modification Agreement, dated as of March 12, 2014, by and among Inland American Real Estate Trust, Inc., Inland American Business Manager & Advisor, Inc., Inland American Lodging Corporation, Inland American Holdco Management LLC, Inland American Retail Management LLC, Inland American Office Management LLC, Inland American Industrial Management LLC and Eagle I Financial Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on March 13, 2014)
2.2	Asset Acquisition Agreement, dated as of March 12, 2014, by and among Inland American Real Estate Trust, Inc., Inland American Holdco Management LLC, Inland American Retail Management LLC, Inland American Office Management LLC, Inland American Industrial Management LLC and Eagle I Financial Corp. (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on March 13, 2014)
2.3	Separation and Distribution Agreement by and between Inland American Real Estate Trust, Inc. and Xenia Hotels & Resorts, Inc., dated as of January 20, 2015 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on January 23, 2015)
2.4	Separation and Distribution Agreement by and between InvenTrust Properties Corp. and Highlands REIT, Inc., dated as of April 14, 2016 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on April 14, 2016)
2.5	Stock Purchase Agreement by and among InvenTrust Properties Corp., University House Communities Group, Inc. and UHC Acquisition Sub LLC, dated as of January 3, 2016 (incorporated by reference to Exhibit 2.1 to the Registrant's Form 10-Q, as filed by the Registrant on May 10, 2016)
2.6	Amendment No. 1 to Stock Purchase Agreement, dated as of May 30, 2016, by and among InvenTrust Properties Corp., University House Communities Group, Inc. and UHC Acquisition Sub LLC (incorporated by reference to Exhibit 2.2 to the Registrant's Form 8-K, as filed by the Registrant on June 27, 2016)
2.7	Amendment No. 2 to Stock Purchase Agreement, dated as of June 20, 2016, by and among InvenTrust Properties Corp., University House Communities Group, Inc. and UHC Acquisition Sub LLC (incorporated by reference to Exhibit 2.3 to the Registrant's Form 8-K, as filed by the Registrant on June 27, 2016)
3.1	Seventh Articles of Amendment and Restatement of InvenTrust Properties Corp., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on May 14, 2015)
3.2	Articles of Amendment of InvenTrust Properties Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on August 5, 2021)
3.3	Articles of Amendment of InvenTrust Properties Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on August 5, 2021)
3.4	Second Amended and Restated Bylaws of the Company, dated as of November 9, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, as filed by the Registrant on November 9, 2017)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Third Amended and Restated Share Repurchase Program (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed April 12, 2021)
101	The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2021, filed with the SEC on August 6, 2021, is formatted in Extensible Business Reporting Language ("XBRL"): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed as part of this Quarterly Report on Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InvenTrust Properties Corp.

Date:	August 6, 2021
By:	/s/ Thomas P. McGuinness

Name:	Thomas P. McGuinness
Title:	Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2021
By:	/s/ Daniel J. Busch

Name:	Daniel J. Busch
Title:	President, Chief Financial Officer and Treasurer (Principal Financial Officer)