Form 10-Q
period 2021-09-30
InvenTrust Properties Corp.
filed 2021-11-02
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
COMMISSION FILE NUMBER: 001-40896
INVENTRUST PROPERTIES CORP.
(Exact name of registrant as specified in its charter)

Maryland				34-2019608
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

3025 Highland Parkway,	Suite 350	Downers Grove,	Illinois	60515
(Address of principal executive offices)				(Zip Code)
(855)			377-0510
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Common stock, $0.001 par value	IVT	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of October 29, 2021, there were 71,261,403 shares of the registrant's common stock outstanding.

INVENTRUST PROPERTIES CORP.

Quarterly Report on Form 10-Q
For the quarterly period ended September 30, 2021
Table of Contents

	Part I - Financial Information	Page
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020 (unaudited)	2
	Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2021 and 2020 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35
	Part II - Other Information
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	38

	Signatures	39

-i-

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	As of
	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Investment properties
Land	$598,940	$577,750
Building and other improvements	1,659,494	1,640,693
Construction in progress	6,361	3,246
Total	2,264,795	2,221,689
Less accumulated depreciation	(335,086)	(292,248)
Net investment properties	1,929,709	1,929,441
Cash, cash equivalents and restricted cash	138,341	223,770
Investment in unconsolidated entities	104,963	109,051
Intangible assets, net	86,266	95,722
Accounts and rents receivable	29,013	28,983
Deferred costs and other assets, net	26,050	20,372
Total assets	$2,314,342	$2,407,339

Liabilities
Debt, net	$502,151	$555,109
Accounts payable and accrued expenses	41,638	28,284
Distributions payable	13,933	13,642
Intangible liabilities, net	30,436	34,872
Other liabilities	31,368	36,569
Total liabilities	619,526	668,476
Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 1,460,000,000 shares authorized, 71,261,403 shares issued and outstanding as of September 30, 2021 and 71,998,654 shares issued and outstanding as of December 31, 2020	71	72
Additional paid-in capital	5,554,596	5,566,902
Distributions in excess of accumulated net income	(3,852,190)	(3,815,662)
Accumulated comprehensive loss	(7,661)	(12,449)
Total stockholders' equity	1,694,816	1,738,863
Total liabilities and stockholders' equity	$2,314,342	$2,407,339
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Income
Lease income, net	$53,965	$51,489	$154,869	$143,491
Other property income	310	177	760	576
Other fee income	863	879	2,770	2,555
Total income	55,138	52,545	158,399	146,622

Operating expenses
Depreciation and amortization	21,318	22,170	65,000	66,697
Property operating	8,143	6,677	23,926	19,969
Real estate taxes	8,490	8,940	24,781	24,647
General and administrative	8,782	10,106	29,043	25,688
Direct listing costs	1,704	—	1,704	—
Total operating expenses	48,437	47,893	144,454	137,001

Other (expense) income
Interest expense, net	(3,999)	(4,594)	(11,956)	(14,327)
Loss on extinguishment of debt	(400)	—	(400)	(2,543)
Provision for asset impairment	—	—	—	(9,002)
Gain on sale of investment properties, net	636	424	1,516	668
Equity in earnings of unconsolidated entities	1,046	951	2,441	1,591
Other income and expense, net	8	244	(155)	2,572
Total other expense income, net	(2,709)	(2,975)	(8,554)	(21,041)

Net income (loss)	$3,992	$1,677	$5,391	$(11,420)

Weighted-average common shares outstanding, basic	71,261,403	71,945,847	71,731,832	72,072,252
Weighted-average common shares outstanding, diluted	71,395,625	72,009,209	71,802,082	72,072,252

Net income (loss) per common share, basic and diluted	$0.06	$0.02	$0.08	$(0.16)

Distributions declared per common share outstanding	$0.20	$0.19	$0.58	$0.57
Distributions paid per common share outstanding	$0.20	$0.19	$0.58	$0.56

Comprehensive income (loss)
Net income (loss)	$3,992	$1,677	$5,391	$(11,420)
Unrealized (loss) gain on derivatives	(195)	(25)	1,560	(16,498)
Reclassification to net income (loss)	1,102	1,043	3,228	1,643
Comprehensive income (loss)	$4,899	$2,695	$10,179	$(26,275)

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Loss	Total

Beginning balance, January 1, 2021	71,998,654	$72	$5,566,902	$(3,815,662)	$(12,449)	$1,738,863
Net loss	—	—	—	(100)	—	(100)
Unrealized gain on derivatives	—	—	—	—	1,893	1,893
Reclassification to interest expense, net	—	—	—	—	1,017	1,017
Reclassification to equity in earnings of unconsolidated entities	—	—	—	—	31	31
Distributions declared	—	—	—	(14,065)	—	(14,065)
Stock-based compensation, net	—	—	1,383	—	—	1,383
Ending balance, March 31, 2021	71,998,654	72	5,568,285	(3,829,827)	(9,508)	1,729,022
Net income	—	—	—	1,499	—	1,499
Unrealized loss on derivatives	—	—	—	—	(138)	(138)
Reclassification to interest expense, net	—	—	—	—	1,045	1,045
Reclassification to equity in earnings of unconsolidated entities	—	—	—	—	33	33
Distributions declared	—	—	—	(13,921)	—	(13,921)
Stock-based compensation, net	18,392	—	1,863	—	—	1,863
Repurchase of common stock under share repurchase plan, net	(755,643)	(1)	(16,678)	—	—	(16,679)
Ending balance, June 30, 2021	71,261,403	71	5,553,470	(3,842,249)	(8,568)	1,702,724
Net income	—	—	—	3,992	—	3,992
Unrealized loss on derivatives	—	—	—	—	(195)	(195)
Reclassification to interest expense, net	—	—	—	—	1,067	1,067
Reclassification to equity in earnings of unconsolidated entities	—	—	—	—	35	35
Distributions declared	—	—	—	(13,933)	—	(13,933)
Stock-based compensation, net	—	—	1,126	—	—	1,126
Ending balance, September 30, 2021	71,261,403	$71	$5,554,596	$(3,852,190)	$(7,661)	$1,694,816

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income (Loss)	Total

Beginning balance, January 1, 2020	72,133,163	$72	$5,569,356	$(3,750,884)	$1,057	$1,819,601
Net loss	—	—	—	(3,486)	—	(3,486)
Unrealized loss on derivatives	—	—	—	—	(14,141)	(14,141)
Reclassification to interest expense, net	—	—	—	—	(145)	(145)
Distributions declared	—	—	—	(13,678)	—	(13,678)
Stock-based compensation, net	—	—	201	—	—	201
Common stock issuance costs in excess of proceeds from distribution reinvestment plan	2,125	—	(229)	—	—	(229)
Ending balance, March 31, 2020	72,135,288	72	5,569,328	(3,768,048)	(13,229)	1,788,123
Net loss	—	—	—	(9,611)	—	(9,611)
Unrealized loss on derivatives	—	—	—	—	(2,332)	(2,332)
Reclassification to interest expense, net	—	—	—	—	742	742
Reclassification to equity in earnings of unconsolidated entities	—	—	—	—	3	3
Distributions declared	—	—	—	(13,642)	—	(13,642)
Stock-based compensation, net	18,392	—	1,314	—	—	1,314
Repurchase of common stock under share repurchase plan, net	(213,612)	—	(5,201)	—	—	(5,201)
Proceeds from distribution reinvestment plan, net	5,779	—	136	—	—	136
Ending balance, June 30, 2020	71,945,847	72	5,565,577	(3,791,301)	(14,816)	1,759,532
Net income	—	—	—	1,677	—	1,677
Unrealized loss on derivatives	—	—	—	—	(25)	(25)
Reclassification to interest expense, net	—	—	—	—	1,016	1,016
Reclassification to equity in earnings of unconsolidated entities	—	—	—		27	27
Distributions declared	—	—	—	(13,642)	—	(13,642)
Stock-based compensation, net	—	—	843	—	—	843
Ending balance, September 30, 2020	71,945,847	$72	$5,566,420	$(3,803,266)	$(13,798)	$1,749,428

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$5,391	$(11,420)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	65,000	66,697
Amortization of above and below-market leases and lease inducements, net	(3,404)	(5,763)
Amortization of debt discounts and financing costs	1,154	1,388
Straight-line rent adjustment, net	(2,496)	(1,940)
(Reversal of) provision for estimated credit losses	(1,778)	10,770
Provision for asset impairment	—	9,002
Gain on sale of investment properties, net	(1,516)	(668)
Loss on extinguishment of debt	400	2,543
Equity in earnings of unconsolidated entities	(2,441)	(1,591)
Distributions from unconsolidated entities	6,765	3,399
Stock-based compensation, net	6,876	3,546
Changes in operating assets and liabilities:
Accounts and rents receivable	4,577	(6,994)
Deferred costs and other assets, net	(2,211)	(1,116)
Accounts payable and accrued expenses	8,423	5,109
Other liabilities	981	(3,056)
Net cash provided by operating activities	85,721	69,906
Cash flows from investing activities:
Purchase of investment properties	(53,078)	(32,377)
Capital expenditures and tenant improvements	(10,241)	(8,644)
Investment in development and re-development projects	(2,553)	(1,817)
Proceeds from sale of investment properties, net	14,797	5,791
Lease commissions and other leasing costs	(3,152)	(436)
Other assets	(80)	2,738
Other liabilities	(1,254)	(1,743)
Net cash used in investing activities	(55,561)	(36,488)
Cash flows from financing activities:
Common shares repurchased through share repurchase program	(16,679)	(5,201)
Proceeds from distribution reinvestment plan	—	185
Distributions to shareholders	(41,628)	(40,572)
Proceeds from debt	400,000	150,000
Payoffs of debt	(450,000)	(67,349)
Debt prepayment penalties	—	(2,504)
Principal payments on mortgage debt	(973)	(1,122)
Payment of finance lease liabilities	(311)	(283)
Payment of loan fees and deposits	(5,998)	(75)
Net cash (used in) provided by financing activities	(115,589)	33,079
Net (decrease) increase in cash, cash equivalents and restricted cash	(85,429)	66,497
Cash, cash equivalents and restricted cash at the beginning of the period	223,770	260,748
Cash, cash equivalents and restricted cash at the end of the period	$138,341	$327,245

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended September 30,
	2021	2020
Supplemental disclosure and schedules:
Cash flow disclosure, including non-cash activities:
Cash paid for interest, net of capitalized interest	$10,980	$13,290
Cash paid for income taxes, net of refunds	$295	$913
Distributions payable to shareholders	$13,933	$13,642
Accrued capital expenditures and tenant improvements	$2,104	$2,239
Capitalized costs placed in service	$5,567	$6,369
Reclassification of registration statement costs incurred to equity issuance costs	$—	$278

Purchase of investment properties:
Net investment properties	$45,791	$30,515
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	8,734	3,770
Accounts payable and accrued expenses, lease intangibles, and other liabilities	(1,447)	(1,908)
Cash outflow for purchase of investment properties, net	53,078	32,377
Capitalized acquisition costs	(59)	(63)
Credits and other changes in cash outflow, net	1,691	890
Gross acquisition price of investment properties	$54,710	$33,204

Sale of investment properties:
Net investment properties	$10,949	$5,618
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	2,332	(148)
Accounts payable and accrued expenses, lease intangibles, and other liabilities	—	(347)
Gain on sale of investment properties, net	1,516	668
Proceeds from sale of investment properties, net	14,797	5,791
Credits and other changes in cash inflow, net	175	810
Gross disposition price of investment properties	$14,972	$6,601
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.
Notes to Condensed Consolidated Financial Statements
September 30, 2021 and 2020
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
1. Organization
On October 4, 2004, InvenTrust Properties Corp. (the "Company") was incorporated as Inland American Real Estate Trust, Inc. as a Maryland corporation and has elected to be taxed, and currently qualifies, as a real estate investment trust ("REIT") for federal tax purposes. The Company changed its name to InvenTrust Properties Corp. in April of 2015 and is focused on owning, leasing, redeveloping, acquiring and managing a multi-tenant retail platform.
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
Each retail property is owned by a separate legal entity that maintains its own books and financial records. Each separate legal entity's assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in "Note 6. Investment in Unconsolidated Entities". As of September 30, 2021 and 2020, the Company had an investment in one unconsolidated real estate joint venture, as disclosed in "Note 6. Investment in Unconsolidated Entities".
The Company determined it has a single reportable segment, multi-tenant retail, for disclosure purposes in accordance with GAAP. The following table summarizes the Company's retail portfolio as of September 30, 2021 and 2020:

	Wholly-Owned Retail Properties		Unconsolidated Retail Properties at 100%
	2021	2020	2021	2020
No. of properties	55	55	8	10
Gross Leasable Area (square feet)	8,561	8,329	1,994	2,470
New York Stock Exchange Listing
On October 12, 2021, the Company’s common stock began trading on the New York Stock Exchange ("NYSE") under the ticker symbol "IVT". Subsequent to September 30, 2021, the Company incurred approximately $16.6 million of advisory fees for legal, banking, and other advisory services, related to the direct listing. These costs were contingent upon a successful direct listing on the NYSE and will be expensed in fourth quarter 2021.
"Dutch Auction" Tender Offer
On October 12, 2021, in conjunction with the NYSE listing, and in order to provide liquidity to the stockholders of the Company and help stabilize the share price of the Company's common stock, the Company commenced a modified "Dutch Auction" tender offer (the "Tender Offer") to purchase for cash up to $100.0 million of its shares of the Company's common stock at a price not greater than $28.00 nor less than $25.00 per share, net to the seller in cash, less any applicable withholding of taxes and without interest. The Tender Offer expires at 12:00 midnight, New York City time, at the end of the day on November 8, 2021.

Reverse Stock Split
On August 5, 2021, the Company effected a 1-for-10 reverse stock split of its common stock. As a result of the reverse stock split, every ten shares of issued and outstanding common stock were changed into one share of common stock, with any fractional shares being rounded up to the next higher whole share. Immediately after effecting the reverse stock split, the Company decreased the par value of each issued and outstanding share of common stock from $0.01 par value per share to $0.001 par value per share. In addition, equitable adjustments were made to the maximum number of shares of common stock that may be issued pursuant to the InvenTrust Properties Corp. 2015 Incentive Award Plan (as amended, the "Incentive Award Plan") and the maximum number of shares of common stock that may be issued upon exercise of incentive stock options under the Incentive Award Plan, in each case, to reflect the 1-for-10 reverse stock split. The number of shares of common stock subject to outstanding awards under the Incentive Award Plan, and certain performance goals applicable to such awards, have also been equitably adjusted to reflect the 1-for-10 reverse stock split. Unless otherwise noted, the share information and the Net Asset Value ("NAV") per share of the Company's common stock in this report and accompanying condensed consolidated financial statements have been retroactively adjusted to give effect to the 1-for-10 reverse stock split for all periods presented.
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
During the nine months ended September 30, 2021, deferred rental payments of $4,331 became due and the Company has collected $4,234 of such deferred rental payments as of September 30, 2021. As of September 30, 2021, the Company has granted approximately $5,346 on a cumulative basis of rental payment deferrals, with contractual payment terms through the year ending December 31, 2023.
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

3. Revenue Recognition
Operating Leases
Minimum lease payments to be received under long-term operating leases and short-term specialty leases, excluding additional percentage rent based on tenants' sales volume and tenant reimbursements of certain operating expenses, and assuming no exercise of renewal options or early termination rights, are as follows:

Minimum lease payments, by year	As of September 30, 2021
Remaining 2021	$38,241
2022	145,787
2023	132,686
2024	117,056
2025	99,933
Thereafter	322,458
Total	$856,161
The table above includes payments from tenants who have taken possession of their space and tenants who have been moved to the cash basis of accounting for revenue recognition purposes. The remaining lease terms range from less than one year to seventy-seven years.
The following table reflects the disaggregation of lease income, net:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Minimum base rent	32,390	$31,692	$94,997	$96,610
Real estate tax recoveries	7,538	8,148	21,813	22,159
Common area maintenance, insurance, and other recoveries	5,937	5,457	17,705	15,762
Ground rent income	3,315	3,259	9,829	9,721
Above and below-market rent and lease inducement amortization, net	1,019	2,915	3,404	5,763
Short-term and other lease income	758	418	2,479	1,762
Termination fee income	173	304	368	544
Straight-line rent adjustment, net	1,005	1,258	2,496	1,940
Provision for uncollectible straight-line rent	(372)	(929)	(594)	(2,979)
Provision for uncollectible billed rent and recoveries	(51)	(1,220)	(1,633)	(8,178)
Reversal of uncollectible billed rent and recoveries	2,253	187	4,005	387
Lease income, net	$53,965	$51,489	$154,869	$143,491
Other Fee Income
The following table reflects the disaggregation of other fee income:

	Timing of Satisfaction of Performance Obligations	Three months ended September 30,		Nine months ended September 30,
		2021	2020	2021	2020
Property management fees	Over time	$471	$536	$1,546	$1,549
Asset management fees	Over time	292	271	859	827
Leasing commissions and other fees	Point in time	100	72	365	179
Other fee income		$863	$879	$2,770	$2,555
The Company had receivables of $243 and $327 as of September 30, 2021 and December 31, 2020, respectively, which are included in deferred costs and other assets, net on the condensed consolidated balance sheets.

4. Acquired Properties
The following table reflects the retail properties acquired, accounted for as asset acquisitions, during the nine months ended September 30, 2021:

Acquisition Date	Property	Metropolitan Area	Gross Acquisition Price	Square Feet
July 12, 2021	Prestonwood Town Center (a)	Dallas, TX	$52,800	233
September 2, 2021	Rio Pinar Plaza - Outparcel (b)	Orlando, FL	1,910	7
			$54,710	240
(a)This retail property was acquired from the Company's unconsolidated joint venture. See "Note 6. Investment in Unconsolidated Entities".
(b)The assets, liabilities and operations of the outparcel acquired were combined for presentation purposes with a retail property already owned by the Company.
The following table reflects the retail properties acquired, accounted for as asset acquisitions, during the nine months ended September 30, 2020:

Acquisition Date	Property	Metropolitan Area	Gross Acquisition Price	Square Feet
February 25, 2020	Trowbridge Crossing	Atlanta, GA	$10,950	63
March 10, 2020	Antoine Town Center (a)	Houston, TX	22,254	111
			$33,204	174
(a)This retail property was acquired from the Company's unconsolidated joint venture. See "Note 6. Investment in Unconsolidated Entities".
Transaction costs of $59 were capitalized during the nine months ended September 30, 2021, and $63 were capitalized during the nine months ended September 30, 2020.
5. Disposed Properties
The following table reflects the completion of partial condemnations at three retail properties, the sale of one retail property, and the related gain or loss on sale recognized for each during the nine months ended September 30, 2021:

Disposition Date	Property	Metropolitan Area	Square Feet	Gross Disposition Price	Gain (Loss) on Sale
February 28, 2021	Sonterra Village (a)	San Antonio, TX	N/A	$616	$436
March 14, 2021	Eldridge Town Center (a)	Houston, TX	N/A	133	104
March 31, 2021	Windward Commons (a)	Alpharetta, GA	N/A	150	(21)
June 30, 2021	Eldridge Town Center (a)	Houston, TX	N/A	418	361
July 20, 2021	Kroger Tomball	Houston, TX	74	13,655	636
Total			74	$14,972	$1,516
(a)These dispositions were related to completions of partial condemnations at three retail properties.
The following table reflects the completion of partial condemnations at three retail properties, the sale of one retail property, and the related gain or loss on sale recognized for each during the nine months ended September 30, 2020:

Disposition Date	Property	Metropolitan Area	Square Feet	Gross Disposition Price	Gain (Loss) on Sale
February 10, 2020	University Oaks Shopping Center (a)	Round Rock, TX	N/A	$527	$357
February 12, 2020	Centerplace of Greeley (a)	Greeley, CO	N/A	123	100
May 1, 2020	Woodlake Crossing	San Antonio, TX	160	5,500	(213)
September 30, 2020	Eldridge Town Center (a)	Houston, TX	N/A	451	424
Total			160	$6,601	$668
(a)These dispositions were related to completions of partial condemnations at three retail properties.

6. Investment in Unconsolidated Entities
Joint Venture Interests
IAGM Retail Fund I, LLC
As of September 30, 2021 and December 31, 2020, the Company owned a 55% interest in one unconsolidated entity, IAGM Retail Fund I, LLC ("IAGM"), a retail joint venture partnership between the Company and PGGM Private Real Estate Fund ("PGGM"). As of September 30, 2021 and December 31, 2020, the carrying value of the Company's investment in IAGM was $104,963 and $109,051, respectively.
During the nine months ended September 30, 2021, the Company purchased Prestonwood Town Center from IAGM for $52,800, a purchase price determined by a third party real estate valuation specialist, which resulted in IAGM recognizing a gain on sale of $12,428. The Company deferred its share of IAGM's gain on sale of $6,835, which is being amortized over 30 years as an increase to equity in earnings of unconsolidated entities.
During the nine months ended September 30, 2021, IAGM disposed of Westover Marketplace, a 243 thousand square foot retail property, for a gross disposal price of $28,775 and recognized a gain on sale of $399. The Company's share of IAGM's gain on sale was $219.
During the nine months ended September 30, 2020, the Company purchased Antoine Town Center from IAGM for $22,254, a purchase price determined by a third party real estate valuation specialist, which resulted in IAGM recognizing a gain on sale of $1,741. The Company deferred its share of IAGM's gain on sale of $958 which is being amortized over 30 years as an increase to equity in earnings of unconsolidated entities. Subsequent to purchasing Antoine Town Center, the Company completed a sale of an outparcel at this retail property to an unrelated third party which resulted in recognizing $54 of previously deferred gain.
During the nine months ended September 30, 2021 and 2020, IAGM prepaid mortgages payable of $23,150 and $14,872, respectively, with cash on hand. IAGM used cash on hand and proceeds from the sale of Prestonwood Town Center to pay down $54,103 of its mortgage debt during the nine months ended September 30, 2021.
During the nine months ended September 30, 2020, IAGM entered into two interest rate swap agreements to achieve fixed interest rates on its senior secured term loan facility previously subject to variability in the London Inter-bank Offered Rate ("LIBOR"). Each of the interest rate swaps have an effective date of April 1, 2020 and a termination date of November 2, 2023. One interest rate swap has a notional amount of $45,000 and achieves a fixed interest rate of 1.979%. The other interest rate swap has a notional amount of $30,000 and achieves a fixed interest rate of 1.956%. The Company recognizes its share of gains or losses resulting from IAGM's interest rate swaps as an adjustment to the Company's investment in IAGM and an increase or decrease in comprehensive income. As of September 30, 2021, the interest rate swaps were recorded as a liability with a fair value of $97 on IAGM's condensed consolidated balance sheet, of which the Company's share was $53.
Condensed Financial Information
The following table presents condensed balance sheet information for IAGM:

	As of
	September 30, 2021	December 31, 2020
Assets:
Net investment properties	$316,591	$387,394
Other assets	66,107	72,453
Total assets	382,698	459,847
Liabilities and equity:
Mortgages debt, net	165,728	242,388
Other liabilities	13,813	19,144
Equity	203,157	198,315
Total liabilities and equity	382,698	459,847

Company's share of equity	112,596	109,928
Outside basis difference, net (a)	(7,633)	(877)
Carrying value of investments in unconsolidated entities	$104,963	$109,051
(a)The outside basis difference relates to the unamortized deferred gain on sale of Antoine Town Center and Prestonwood Town Center.

The following table presents condensed income statement information of IAGM:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Total income	$10,184	$11,911	$33,034	$34,449
Depreciation and amortization	(3,648)	(3,837)	(11,205)	(12,495)
Property operating	(1,586)	(1,984)	(5,715)	(5,356)
Real estate taxes	(1,722)	(2,267)	(6,392)	(6,875)
Asset management fees	(292)	(271)	(859)	(827)
Interest expense, net	(1,254)	(1,744)	(4,415)	(5,712)
Other (expense) and income, net	(79)	(93)	(324)	(232)
Loss on debt extinguishment	(215)	—	(229)	(8)
Gain on sale of real estate	12,827	—	12,827	1,741
Net income	$14,215	$1,715	$16,722	$4,685

Company's share of net income	$7,817	$943	$9,197	$2,530
Outside basis adjustment for investee's sale of real estate, net	(6,771)	8	(6,756)	(939)
Equity in earnings of unconsolidated entities	$1,046	$951	$2,441	$1,591
The following table summarizes the scheduled maturities of IAGM's mortgages payable as of September 30, 2021, for the remainder of 2021, each of the next four years and thereafter:

Scheduled maturities by year:	As of September 30, 2021
2021	$—
2022	—
2023	126,022
2024	—
2025	22,880
Thereafter	17,800
Total	$166,702

As of September 30, 2021 and December 31, 2020, none of IAGM's mortgages payable are recourse to the Company. It is anticipated that the joint venture will be able to repay, refinance or extend all of its debt on a timely basis.
7. Debt
As of September 30, 2021, the Company's total debt, net was $502,151, which consists of mortgages payable, net, of $105,868, and unsecured term loans, net, of $396,283. The Company believes it has the ability to repay, refinance or extend any of its debt, and that it has adequate sources of funds to meet short-term cash needs related to mortgages payable. It is anticipated that the Company will use proceeds from property sales, cash on hand, and available capacity on credit agreements, if any, to repay, refinance or extend the mortgages payable maturing in the near term.
The Company's credit agreements and mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions, and distribution limitations. As of September 30, 2021 and December 31, 2020, the Company was in compliance with all loan covenants.
Mortgages Payable
As of September 30, 2021 and December 31, 2020, the Company's mortgages payable, net were as follows:

	September 30, 2021	December 31, 2020
Mortgages payable (a)	$106,288	$107,261
Discount, net of accumulated amortization	(56)	(84)
Issuance costs, net of accumulated amortization	(364)	(449)
Total mortgages payable, net	$105,868	$106,728
(a)Mortgages payable had fixed interest rates ranging from 3.49% to 4.58%, with a weighted average interest rate of 4.07% as of September 30, 2021 and December 31, 2020.

The following table summarizes the scheduled maturities of the Company's mortgages payable as of September 30, 2021 for the remainder of 2021, each of the next four years and thereafter.

Scheduled maturities by year:	As of September 30, 2021
2021	$—
2022	22,511
2023	39,447
2024	15,700
2025	28,630
Thereafter	—
Total mortgage payable maturities	$106,288
Credit Agreements
Revolving Credit Agreement
On December 21, 2018, the Company entered into an unsecured revolving credit agreement, which amended and restated the Company's prior unsecured revolving credit agreement in its entirety, and provides for a $350,000 unsecured revolving line of credit (the "Revolving Credit Agreement"). As of September 30, 2021 and December 31, 2020, the Company had no outstanding borrowings and $50,000 of outstanding borrowings under the Revolving Credit Agreement, respectively, and a facility fee of 0.15%. As of September 30, 2021 and December 31, 2020, $350,000 and $300,000 of the facility was undrawn, respectively.
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
On September 22, 2021, the Company entered into an amendment to the Revolving Credit Agreement, which provides for, among other things, an extension of the maturity of the Company's existing $350,000 unsecured revolving line of credit (the "Amended Revolving Credit Agreement"). The Amended Revolving Credit Agreement has a 4-year term maturing on September 22, 2025 with two six-month extension options.
Unsecured term loans
On December 21, 2018, the Company entered into an unsecured term loan credit agreement, which amended and restated the Company's prior unsecured term loan credit agreement in its entirety (the “Term Loan Credit Agreement”).
On September 22, 2021, the Company entered into an amendment to the Term Loan Credit Agreement, which provides for, among other things (i) an extension of the maturity of the Company's existing aggregate $400,000 unsecured term loan, and (ii) a reallocation of indebtedness under the two outstanding tranches of term loans thereunder (the "Amended Term Loan Agreement"). The Amended Term Loan Agreement consists of two tranches: a $200,000 5-year tranche maturing on September 22, 2026, and a $200,000 5.5-year tranche maturing on March 22, 2027.
As of September 30, 2021, the Company had the following unsecured term loan tranches outstanding under the Amended Term Loan Agreement:

	Principal Balance	Interest Rate	Maturity Date
$200.0 million 5 year - swapped to fixed rate	$100,000	2.6795% (a)	September 22, 2026
$200.0 million 5 year - swapped to fixed rate	100,000	2.6795% (a)	September 22, 2026
$200.0 million 5.5 year - swapped to fixed rate	50,000	2.6915% (a)	March 22, 2027
$200.0 million 5.5 year - swapped to fixed rate	50,000	2.6990% (a)	March 22, 2027
$200.0 million 5.5 year - variable rate	100,000	1.2860% (b)	March 22, 2027
Total unsecured term loans	400,000
Issuance costs, net of accumulated amortization	(3,717)
Total unsecured term loans, net	$396,283
(a)As of September 30, 2021, the Company has four interest rate swap agreements, of which two each have a notional amount of $100,000, an effective date of December 2, 2019, a termination date of December 21, 2023, and achieve a fixed interest rate of 2.68%. The other two interest rate swap agreements each have a notional amount of $50,000, an effective date of December 2, 2019, a termination date of June 21, 2024, and achieve fixed interest rates of 2.69% and 2.70%, respectively.
(b)Interest rate reflects 1-Month LIBOR plus 1.20% effective September 1, 2021.

8. Fair Value Measurements
Recurring Measurements
The following financial instruments are remeasured at fair value on a recurring basis:

	Fair Value Measurements as of
	September 30, 2021			December 31, 2020
Cash Flow Hedges: (a)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative interest rate liabilities (b)(c)	$—	$(7,661)	$—	$—	$(12,449)	$—
(a)During the twelve months subsequent to September 30, 2021, an estimated $4,229 of derivative interest rate liabilities recognized in accumulated comprehensive loss will be reclassified into earnings.
(b)The Company's and IAGM's derivative liabilities are recognized as a part of other liabilities and investment in unconsolidated entities, respectively, on the Company's condensed consolidated balance sheets.
(c)As of September 30, 2021 and December 31, 2020, the Company determined that the credit valuation adjustments associated with nonperformance risk are not significant to the overall valuation of its derivatives. As a result, the Company's derivative valuations in their entirety are classified as Level 2 of the fair value hierarchy.
Nonrecurring Measurements
Investment Properties
During the three and nine months ended September 30, 2021, the Company had no Level 3 nonrecurring fair value measurements.
During the nine months ended September 30, 2020, the Company identified one retail property that had a reduction in its expected holding period and recorded a provision for asset impairment of $9,002 on the condensed consolidated statement of operations and comprehensive income (loss) as a result of the fair value being lower than the property's carrying value. The Company's fair value was based on an executed sales contract. This property was disposed of on May 1, 2020. During the three months ended September 30, 2020, the Company had no Level 3 recurring fair value measurements.
Financial Instruments Not Measured at Fair Value
The table below summarizes the estimated fair value of financial instruments presented at carrying values in the Company's condensed consolidated financial statements as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$106,288	$105,217	$107,261	$106,494
Term loans	$400,000	$400,038	$400,000	$400,055
Revolving line of credit	$—	$—	$50,000	$50,032
The Company estimated the fair value of its mortgages payable using a weighted-average effective market interest rate of 4.43% and 4.25% as of September 30, 2021 and December 31, 2020, respectively.
The Company estimated the fair value of its term loans and revolving line of credit using a weighted-average interest rate of 2.16% and 1.36% as of September 30, 2021 and December 31, 2020, respectively. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy. The fair value estimates of the term loans and line of credit approximate the carrying values. The assumptions reflect the terms currently available on similar borrowings by borrowers with credit profiles similar to the Company's.

9. Earnings Per Share and Equity Transactions
Basic earnings per share ("EPS") is computed using the two-class method by dividing net income or loss by the weighted average number of common shares outstanding for the period (the "common shares") and participating securities. The time-based restricted share awards issued pursuant to the Incentive Award Plan are deemed to be participating securities. Diluted EPS is generally computed using the treasury-stock method by dividing net income or loss by the common shares plus potential common shares resulting from time-based restricted share awards.
The following table reconciles the amounts used in calculating basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributed to common shareholders	$3,992	$1,677	$5,391	$(11,420)

Denominator:
Weighted average common shares outstanding - basic	71,261,403	71,945,847	71,731,832	72,072,252
Dilutive effect of unvested restricted shares (a)	134,222	63,362	70,250	—
Weighted average common shares outstanding - diluted	71,395,625	72,009,209	71,802,082	72,072,252

Basic and diluted earnings per common share:
Net income (loss) per common share, basic and diluted	$0.06	$0.02	$0.08	$(0.16)
(a)For the nine months ended September 30, 2020, unvested restricted shares were anti-dilutive.
On August 5, 2021, the Company effected a 1-for-10 reverse stock split of its common stock, reducing the number of shares of common stock outstanding from 712,090,283 to 71,261,403 shares on that date. Fractional shares resulted in the issuance of an additional 52,375 shares, which have been included in the total issued and outstanding shares for all periods presented. See "Note 1. Organization" for more information concerning the reverse stock split.
On April 6, 2021, the Company adopted the Third Amended and Restated Share Repurchase Program, (as amended, the "SRP"). On April 12, 2021, the Company announced the reinstatement of the SRP, effective May 14, 2021, for qualifying shareholders. The repurchase price per share of $21.70 for eligible stockholders is equal to a 25% discount to the most recent estimated NAV per share of the Company's common stock established by the Company's board of directors (the "Board"), which was $28.90 per share as of December 1, 2020. During the nine months ended September 30, 2021, 755,643 shares were repurchased in connection with the SRP. On August 5, 2021, the Board suspended the SRP effective September 5, 2021.
On November 1, 2019, the Company adopted a Second Amended and Restated Share Repurchase Program (the "Original SRP"). During the nine months ended September 30, 2020, 213,612 shares were repurchased in connection with the Original SRP. Effective July 11, 2020, the Company suspended the Original SRP.
On November 1, 2019, the Company began offering shares of its common stock to existing stockholders pursuant to its Amended and Restated Distribution Reinvestment Plan ("DRP"). During the three and nine months ended September 30, 2020, 5,779 and 7,904 shares, respectively, were issued pursuant to the DRP. Effective July 11, 2020, the Company suspended the DRP.

10. Stock-Based Compensation
Effective as of June 19, 2015, the Company's Board adopted the Incentive Award Plan, under which the Company may grant cash and equity incentive awards to eligible employees, directors, and consultants. Time-based restricted stock unit ("RSU") awards granted to employees vest equally on each of the first three anniversaries of the applicable vesting commencement date, subject to the employees' continued service to the Company. The time-based RSU awards granted to directors vest on the earlier of the one-year anniversary of the applicable grant date or the date of the Company's next annual meeting of its shareholders following the grant date, subject to the directors' continued service to the Company. Performance-based RSU awards granted to employees vest at the conclusion of the performance period, subject to the recipients' continued service to the Company and achievement of the specified performance levels. The Company is authorized to grant up to 3,000,000 shares of the Company's common stock pursuant to awards under the Incentive Award Plan. As of September 30, 2021, 1,485,238 shares were available for future issuance under the Incentive Award Plan.
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
The following table summarizes the Company's RSU activity during the nine months ended September 30, 2021:

	Unvested Time- Based RSUs	Unvested Performance- Based RSUs	Weighted-Average Grant Date Price Per Share
Outstanding as of January 1, 2021	110,382	332,095	$31.40
Shares granted	208,611	218,507	$28.90
Shares vested	(24,522)	—	$31.40
Shares forfeited	(13,880)	(79,562)	$30.73
Outstanding as of September 30, 2021	280,591	471,040	$30.06
As of September 30, 2021, there was $6,072 of total unrecognized compensation expense related to unvested stock-based compensation arrangements that will vest through December 2023. The Company recognized stock-based compensation expense of $2,069 and $6,876 for the three and nine months ended September 30, 2021, respectively, and $1,598 and $3,546 for the three and nine months ended September 30, 2020, respectively.
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
Future minimum lease obligations as of September 30, 2021, were as follows:

	Minimum Lease Payments
	Operating Leases	Finance Leases
Remaining 2021	$176	$97
2022	593	279
2023	968	21
2024	1,044	—
2025	502	—
Thereafter	2,200	—
Total expected minimum lease obligation	5,483	397
Less: Amount representing interest (a)	(2,314)	(35)
Present value of net minimum lease payments	$3,169	$362
(a)Interest includes the amount necessary to reduce to present value the total expected minimum lease obligations calculated at the Company's incremental borrowing rate.
12. Subsequent Events
In preparing its condensed consolidated financial statements, the Company has evaluated events and transactions occurring after September 30, 2021, through the date the financial statements were issued for recognition and disclosure purposes. The Company's material subsequent events have been disclosed in "Note 1. Organization."

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in these interim condensed consolidated financial statements for the quarter ended September 30, 2021 (the "Quarterly Report"), other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements about InvenTrust Properties Corp.'s (the "Company") plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events; and they involve known and unknown risks that are difficult to predict.
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
•our ability to maintain the listing requirements of the New York Stock Exchange;
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
The following discussion and analysis relates to the three and nine months ended September 30, 2021 and 2020 and as of September 30, 2021 and December 31, 2020. It should be read in conjunction with our condensed consolidated financial statements and the related notes included in this Quarterly Report. All square feet and dollar amounts are stated in thousands, except per share amounts and per square foot metrics, unless otherwise noted.

Overview
InvenTrust Properties Corp. is a premier Sun Belt, multi-tenant essential retail REIT that owns, leases, redevelops, acquires and manages grocery-anchored neighborhood and community centers, as well as high-quality power centers that often have a grocery component. We seek to continue to execute our strategy by investing in Sun Belt markets in assets with an essential retail profile, while exhibiting focused and disciplined capital allocation.
Evaluation of Financial Condition
Historically, management has evaluated our financial condition and operating performance by focusing on the following financial and nonfinancial indicators, discussed in further detail herein:
•Net Operating Income ("NOI") and Same Property NOI, supplemental non-GAAP measures;
•Funds From Operations ("FFO") Applicable to Common Shares and Dilutive Securities, a supplemental non-GAAP measure;
•Core FFO Applicable to Common Shares and Dilutive Securities, a supplemental non-GAAP measure;
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
During the nine months ended September 30, 2021, deferred rental payments of $4.8 million, including our proportionate share of our unconsolidated joint venture, became due; we have collected $4.7 million of such deferred rental payments as of September 30, 2021. As of September 30, 2021, we have granted approximately $5.9 million on a cumulative basis since the start of the pandemic, including our proportionate share of our unconsolidated joint venture, of rental payment deferrals, with contractual payment terms through the year ending December 31, 2023.
In addition to collections on the deferred rental payments, during the nine months ended September 30, 2021, we collected approximately $1.6 million of rent, including our proportionate share of our unconsolidated joint venture, we had previously reserved for as uncollectible credit losses in 2020.

Current Strategy and Outlook
InvenTrust focuses on Sun Belt grocery-anchored neighborhood centers, and select power centers that often have a grocery component, in markets with favorable demographics, including above average growth in population, employment, income and education levels. We believe these conditions create favorable demand characteristics for grocery-anchored and necessity-based retail centers which will position us to capitalize on potential future rent increases while enjoying sustained occupancy at our centers. We believe that our Sun Belt portfolio of high quality grocery-anchored assets, coupled with our conservatively leveraged balance sheet, are distinct differentiators for us in the marketplace.
Our strategically located regional field offices are within a two-hour drive of 90% of our properties which affords us the ability to respond to the needs of our tenants and provides us with in-depth local market knowledge.
Recent Developments
Acquisitions and Dispositions
On July 12, 2021, we purchased Prestonwood Town Center, a 233 thousand square foot grocery-anchored power center located in Dallas, Texas, from our unconsolidated joint venture, IAGM Retail Fund I, LLC ("IAGM") for a gross acquisition price of $52.8 million. On September 12, 2021, we purchased a seven thousand square foot retail outparcel adjacent to Rio Pinar Plaza for a gross acquisition price of $1.9 million.
On September 3, 2021, IAGM disposed of Westover Marketplace, a 243 thousand square foot retail property located in San Antonio, Texas, for a gross disposal price of $28.8 million and recognized a gain on sale of $0.4 million. Our share of IAGM's gain on sale was $0.2 million.
On July 20, 2021, we disposed of Kroger Tomball, a 74 thousand square foot grocery store located in Tomball, Texas, for a gross disposition price of $13.7 million and recognized a gain on the sale of this property of $0.6 million.
Reverse Stock Split
On August 5, 2021 we effected a 1-for-10 reverse stock split of the Company’s common stock. As a result of the reverse stock split, every ten shares of issued and outstanding common stock were changed into one share of common stock, with any fractional shares being rounded up to the next higher whole share. Unless otherwise noted, the share information and the Net Asset Value ("NAV") per share of our common stock in this report and accompanying condensed consolidated financial statements have been retroactively adjusted to give effect to the 1-for-10 reverse stock split for all periods presented.
Revolving Credit Agreement
On September 22, 2021, we entered into an amendment to our unsecured revolving credit agreement, which amended and restated our prior unsecured revolving credit agreement, and provides for, among other things, an extension of the maturity of our $350.0 million unsecured revolving line of credit (the "Amended Revolving Credit Agreement"). The Amended Revolving Credit Agreement has a 4-year term maturing on September 22, 2025 with two six-month extension options.
Unsecured Term Loans
On September 22, 2021, we entered into an amendment to our unsecured term loan agreement, which amended and restated our prior unsecured term loan agreement, and provides for, among other things, an extension of the maturity of our $400.0 million unsecured term loan, and a reallocation of indebtedness under the two outstanding tranches of term loans thereunder (the "Amended Term Loan Agreement"). The Amended Term Loan Agreement consists of two tranches: a $200.0 million 5-year tranche maturing on September 22, 2026, and a $200.0 million 5.5-year tranche maturing on March 22, 2027.
New York Stock Exchange Listing
On October 12, 2021, our common stock began trading on the New York Stock Exchange ("NYSE") under the ticker symbol "IVT". Subsequent to September 30, 2021, we incurred approximately $16.6 million of advisory fees for legal, banking, and other advisory services, related to the direct listing. These costs were contingent upon a successful direct listing on the NYSE and will be expensed in fourth quarter 2021.
"Dutch Auction" Tender Offer
On October 12, 2021, in conjunction with the NYSE listing, and in order to provide liquidity our stockholders and help stabilize the share price of our common stock, we commenced a modified "Dutch Auction" tender offer (the "Tender Offer") to purchase for cash up to $100.0 million of shares of our common stock at a price not greater than $28.00 nor less than $25.00 per share, net to the seller in cash, less any applicable withholding of taxes and without interest. The Tender Offer expires at 12:00 midnight, New York City time, at the end of the day on November 8, 2021.
Important Information and Where to Find It
The foregoing information and other information in this Quarterly Report on Form 10-Q regarding the Tender Offer is for informational purposes only and is neither an offer to buy nor the solicitation of an offer to sell any securities of the Company. The full details of the Tender Offer, including complete instructions on how to tender shares, are included in the offer to purchase, the letter of transmittal, and other related materials, which we have distributed to stockholders and have filed with the Securities and Exchange Commission (the “SEC”). Stockholders are urged to carefully read the offer to purchase, the letter of transmittal, and other related materials, as they contain important information, including the terms and conditions of the Tender Offer. Stockholders may obtain free copies of the offer to purchase, the letter of transmittal, and other related materials that the Company has filed with the SEC on the SEC's website at www.sec.gov or by calling Georgeson LLC, the information agent for the Tender Offer at (888) 877-5360 (toll free).
Our Retail Portfolio
Our wholly-owned and managed retail properties include grocery-anchored community and neighborhood centers and power centers, including those classified as necessity-based, as defined in our Annual Report. As of September 30, 2021, we owned or had an interest in 63 retail properties with a total gross leasable area ("GLA") of approximately 10.6 million square feet, which includes 8 retail properties with a GLA of approximately 2.0 million square feet owned through our 55% ownership interest in an unconsolidated joint venture, IAGM.
Where appropriate, we have included results from the IAGM properties at 55% ("at share") when combined with our wholly-owned properties, defined as "Pro Rata Combined Retail Portfolio". The following table summarizes our retail portfolio as of September 30, 2021 and 2020.

	Wholly-Owned Retail Properties		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2021	2020	2021	2020	2021	2020
No. of properties	55	55	8	10	63	65
GLA (square feet)	8,561	8,329	1,994	2,470	9,658	9,689
Economic occupancy (a)	93.0%	93.4%	86.6%	86.4%	92.2%	92.4%
Leased occupancy (b)	94.1%	94.4%	88.6%	88.0%	93.5%	93.5%
ABR PSF (c)	$18.66	$18.39	$16.62	$17.04	$18.44	$18.22
(a)Economic occupancy is defined as the percentage of occupied GLA divided by total GLA (excluding specialty leases) for which a tenant is obligated to pay rent under the terms of its lease agreement as of the rent commencement date, regardless of the actual use or occupancy by that tenant of the area being leased. Actual use may be less than economic occupancy.
(b)Leased Occupancy is defined as economic occupancy plus the percentage of signed and not yet commenced GLA divided by total GLA.
(c)Annualized Base Rent ("ABR") is the base rent for the period multiplied by twelve months. Base rent is inclusive of ground rent and any abatement concessions, but excludes specialty lease income. ABR per square foot ("ABR PSF") is the ABR divided by the occupied square footage for the period.

Retail Portfolio Summary by Center Type
The following tables summarize our retail portfolio, by center type, as defined in our Annual Report, as of September 30, 2021 and 2020.

Community and neighborhood centers

	Wholly-Owned Retail Properties		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2021	2020	2021	2020	2021	2020
No. of properties	43	44	5	5	48	49
GLA (square feet)	4,984	4,986	1,386	1,386	5,747	5,749
Economic occupancy	93.6%	93.7%	86.2%	88.0%	92.6%	92.9%
Leased occupancy	94.6%	95.2%	86.8%	88.2%	93.6%	94.3%
ABR PSF	$19.75	$19.47	$16.88	$16.99	$19.40	$19.16

Power centers

	Wholly-Owned Retail Properties		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2021	2020	2021	2020	2021	2020
No. of properties	12	11	3	5	15	16
GLA (square feet)	3,577	3,343	608	1,084	3,911	3,940
Economic occupancy	92.1%	93.0%	87.5%	84.3%	91.7%	91.7%
Leased occupancy	93.3%	93.3%	92.5%	87.8%	93.3%	92.4%
ABR PSF	$17.12	$16.77	$16.05	$17.11	$17.03	$16.82
Same Property Retail Portfolio Summary
The following tables summarize the GLA, economic occupancy and ABR PSF of the properties included in our retail portfolio classified as same property for the three and nine months ended September 30, 2021 and 2020. Same Property Retail Portfolio summaries include results from properties owned for the entirety of both periods presented.

Three months ended September 30

	Wholly-Owned Retail Properties		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2021	2020	2021	2020	2021	2020
No. of properties	54	54	8	8	62	62
GLA (square feet)	8,260	8,254	1,994	1,994	9,357	9,350
Economic occupancy	93.2%	93.3%	86.6%	88.2%	92.4%	92.7%
Leased occupancy	94.3%	94.4%	88.6%	90.2%	93.7%	93.9%
ABR PSF	$18.68	$18.48	$16.62	$16.48	$18.45	$18.26

Nine months ended September 30

	Wholly-Owned Retail Properties		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2021	2020	2021	2020	2021	2020
No. of properties	52	52	8	8	60	60
GLA (square feet)	8,089	8,082	1,994	1,994	9,186	9,179
Economic occupancy	93.1%	93.2%	86.6%	88.2%	92.3%	92.6%
Leased occupancy	94.3%	94.3%	88.6%	90.2%	93.6%	93.8%
ABR PSF	$18.80	$18.61	$16.62	$16.48	$18.55	$18.36

Lease Expirations
The following table presents the lease expirations of our economic occupied Pro Rata Combined Retail Portfolio as of September 30, 2021.

Lease Expiration Year	No. of Expiring Leases (a)	GLA of Expiring Leases (square feet)	Percent of Total GLA of Expiring Leases	ABR of Expiring Leases	Percent of Total ABR	Expiring ABR PSF
2021	27	54	0.6%	$1,392	0.8%	$25.78
2022	178	642	7.2%	13,624	7.8%	21.22
2023	198	998	11.2%	18,569	10.6%	18.61
2024	186	1,000	11.2%	20,077	11.5%	20.08
2025	179	1,167	13.1%	21,011	12.0%	18.00
2026	177	726	8.2%	16,955	9.7%	23.35
2027	146	1,554	17.5%	28,871	16.5%	18.58
2028	82	441	5.0%	10,074	5.8%	22.84
2029	90	512	5.7%	11,024	6.3%	21.53
2030	71	368	4.1%	9,079	5.2%	24.67
Thereafter	101	1,419	15.9%	23,336	13.4%	16.45
Other (b)	11	25	0.3%	699	0.4%	27.96
	1,446	8,906	100%	$174,711	100%	$19.62
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

Leasing Activity, Pro Rata Combined Retail Portfolio
The following table summarizes the leasing activity for leases that were executed during the nine months ended September 30, 2021, compared with expiring or expired leases for the same or previous tenant for renewals and the same unit for new leases at the 63 properties in our Pro Rata Combined Retail Portfolio. Except for number of leases, all figures reflect results from our wholly owned and IAGM properties at share. These tables do not include rent deferral lease amendments executed as a result of the impact of the COVID-19 pandemic.
In our Pro Rata Combined Retail Portfolio, we had GLA totaling 758 thousand square feet expiring during the nine months ended September 30, 2021, of which 693 thousand square feet was re-leased. This achieved a retention rate of approximately 91.5%.

	No. of Leases Executed for the Nine Months Ended Sept. 30, 2021	GLA SF (in thousands)	New Contractual Rent ($PSF) (b)	Prior Contractual Rent ($PSF) (b)	% Change over Prior Lease Rent (b)	Weighted Average Lease Term (Years)	Tenant Improvement Allowance ($PSF)	Lease Commissions ($PSF)
All Tenants
Comparable Renewal Leases (a)	147	1,118	$17.53	$16.96	3.4%	5.0	$0.71	$—
Comparable New Leases (a)	25	75	$23.28	$23.14	0.6%	9.4	$18.07	$8.99
Non-Comparable Renewal and New Leases	58	270	$19.09	N/A	N/A	8.7	$10.74	$4.21
Total	230	1,463	$17.89	$17.34	3.2%	5.9	$3.44	$1.24

Anchor Tenants (leases ten thousand square feet and over)
Comparable Renewal Leases (a)	25	848	$13.65	$12.94	5.5%	5.1	$0.65	$—
Comparable New Leases (a)	2	28	$14.28	$12.16	17.4%	10.4	$16.04	$7.43
Non-Comparable Renewal and New Leases	6	151	$12.74	N/A	N/A	9.8	$7.20	$1.52
Total	33	1,027	$13.67	$12.91	5.9%	6.0	$2.03	$0.43

Small Shop Tenants (leases under ten thousand square feet)
Comparable Renewal Leases (a)	122	270	$29.69	$29.55	0.5%	4.7	$0.88	$0.02
Comparable New Leases (a)	23	47	$28.62	$29.67	(3.5)%	8.9	$19.28	$9.92
Non-Comparable Renewal and New Leases	52	119	$27.77	N/A	N/A	7.4	$15.24	$7.63
Total	197	436	$29.53	$29.57	(0.1)%	5.9	$6.77	$3.15
(a)Comparable leases are leases that meet all of the following criteria: terms greater than or equal to one year, unit was vacant less than one year prior to executed lease, square footage of unit remains unchanged or within 10% of prior unit square footage, and has a rent structure consistent with the previous tenant.
(b)Non-comparable leases are not included in totals.

Results of Operations
Comparison of results for the three and nine months ended September 30, 2021 and 2020
The following section describes and compares our consolidated results of operations for the three and nine months ended September 30, 2021 and 2020. We generate substantially all of our earnings from property operations. Since January 1, 2020, we have acquired three retail properties, disposed of two retail properties and completed partial condemnations at six properties.
The following table presents the changes in our income for the three and nine months ended September 30, 2021 and 2020.

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	Increase (Decrease)	2021	2020	Increase
Income
Lease income, net	$53,965	$51,489	$2,476	$154,869	$143,491	$11,378
Other property income	310	177	133	760	576	184
Other fee income	863	879	(16)	2,770	2,555	215
Total income	$55,138	$52,545	$2,593	$158,399	$146,622	$11,777
Lease income, net, for the three months ended September 30, 2021, increased by $2.5 million when compared to the same period in 2020, primarily as a result of net changes in credit losses and related reversals of $3.8 million, increased minimum rent of $0.7 million, and increased percentage rent of $0.5 million, which were partially offset by net decreased GAAP rent adjustments of $2.1 million and decreased recovery income of $0.4 million.
Lease income, net, for the nine months ended September 30, 2021, increased by $11.4 million when compared to the same period in 2020, primarily as a result of net changes in credit losses and related reversals of $12.5 million, increased recovery income of $1.4 million, increased short-term lease income of $0.4 million, and increased percentage rent of $0.5 million which were partially offset by decreased minimum rent of $1.6 million and net decreased GAAP rent adjustments of $1.8 million.
The following table presents the changes in our operating expenses for the three and nine months ended September 30, 2021 and 2020.

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	Increase (Decrease)	2021	2020	Increase (Decrease)
Operating expenses
Depreciation and amortization	$21,318	$22,170	$(852)	$65,000	$66,697	$(1,697)
Property operating	8,143	6,677	1,466	23,926	19,969	3,957
Real estate taxes	8,490	8,940	(450)	24,781	24,647	134
General and administrative	8,782	10,106	(1,324)	29,043	25,688	3,355
Direct listing costs	1,704	—	1,704	1,704	—	1,704
Total operating expenses	$48,437	$47,893	$(1,160)	$144,454	$137,001	$5,749
Property operating expenses, for the three months ended September 30, 2021, increased $1.5 million when compared to the same period in 2020 primarily as a result of increased non-recoverable expenses of $0.9 million and increased recoverable expenses of $0.6 million.
Property operating expenses, for the nine months ended September 30, 2021, increased $4.0 million when compared to the same period in 2020 primarily as a result of increased non-recoverable expenses of $2.0 million and increased recoverable expenses of $2.4 million, which were partially offset by decreased lease termination expenses of $0.4 million
General and administrative expenses for the three months ended September 30, 2021, decreased $1.3 million when compared to the same period in 2020, primarily as a result of decreased joint venture related lease commission expense of $1.5 million and decreased stock administration and professional fees of $0.3 million, which were partially offset by increased long-term incentive plan costs of $0.5 million.
General and administrative expenses for the nine months ended September 30, 2021, increased $3.4 million when compared to the same period in 2020, primarily as a result of increased long-term incentive plan costs which was driven by the expected retirement of our former President and Chief Executive Officer in August 2021 and the appointment of certain executives in establishing a plan of succession.

During the three and nine months September 30, 2021, we recognized $1.7 million of costs relating to the subsequent direct listing of our common stock on the NYSE.
The following table presents the changes in our other income and expenses.

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	Change, net	2021	2020	Change, net
Other (expense) income
Interest expense, net	$(3,999)	$(4,594)	$595	$(11,956)	$(14,327)	$2,371
Loss on extinguishment of debt	(400)	—	(400)	(400)	(2,543)	2,143
Provision for asset impairment	—	—	—	—	(9,002)	9,002
Gain on sale of investment properties, net	636	424	212	1,516	668	848
Equity in earnings of unconsolidated entities	1,046	951	95	2,441	1,591	850
Other income and expense, net	8	244	(236)	(155)	2,572	(2,727)
Total other expense income, net	$(2,709)	$(2,975)	$266	$(8,554)	$(21,041)	$12,487
Interest expense, net
Interest expense, net, for the three months ended September 30, 2021 decreased $0.6 million when compared to the same period in 2020, primarily as a result of repaying the line of credit. For general corporate purposes and to increase our financial flexibility in light of the COVID-19 pandemic, we drew $150.0 million on the Revolving Credit Agreement at an interest rate reflecting 1-Month LIBOR plus 1.05% during the second quarter of 2020. The Company subsequently repaid $100.0 million and $50.0 million of that draw during the fourth quarter of 2020 and the first quarter of 2021, respectively.
Interest expense, net, for the nine months ended September 30, 2021 decreased $2.4 million when compared to the same period in 2020, primarily as a result of declining 1-month LIBOR interest rates on our corporate credit facilities of $1.8 million. The remaining $0.6 million decrease in interest expense, net is the result of repaying total mortgages payable of $67.5 million across three retail properties since January 1, 2020.
Loss on extinguishment of debt
During the three and nine months September 30, 2021, we recognized a loss of $0.4 million in connection with amending our corporate debt facilities.
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
Gain on sale of investment properties, net
During the three months ended September 30, 2021, we recognized a gain of $0.6 million on the sale of one retail property. During the three months ended September 30, 2020, we recognized a gain of $0.4 million on the completion of a partial condemnation at one retail property.
During the nine months ended September 30, 2021, we recognized gains of $0.9 million on the completion of partial condemnations at three retail properties and a gain of $0.6 million on the sale of one retail property. During the nine months ended September 30, 2020, we recognized gains of $0.9 million on the completion of partial condemnations at three retail properties and a loss of $0.2 million on sale of one retail property.
Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities for the nine months ended September 30, 2021, increased $0.9 million when compared to the same period in 2020, primarily as a result of our share of increased gains on sales of properties of $0.4 million and our share of the decrease in interest expense of $1.3 million.

Other income and expense, net
Under the federal legislation enacted on March 27, 2020, known as the CARES Act, certain limitations on the deductibility of net operating losses ("NOLs") enacted under prior federal tax legislation have been temporarily rolled back. As a result of the anticipated NOL carryback claims for our taxable REIT subsidiaries, total additional tax benefits of $1.2 million were recognized during the nine months ended September 30, 2020. The remaining $1.5 million decrease in other income and expense, net is the result of decreased interest income of $0.6 million and net decreases in all other income and expenses of $0.9 million.
Net Operating Income
We evaluate the performance of our wholly-owned retail properties based on NOI, which excludes general and administrative expenses, direct listing costs, depreciation and amortization, provision for asset impairment, other income and expense, net, gains (losses) from sales of properties, gains (losses) on extinguishment of debt, interest expense, net, equity in earnings from unconsolidated entities, lease termination income and expense, and GAAP rent adjustments (such as straight-line rent, above/below market lease amortization and amortization of lease incentives). We bifurcate NOI into Same Property NOI and NOI from other investment properties based on whether the underlying retail properties meet our same property criteria.
We believe the supplemental non-GAAP financial measures of NOI, same property NOI, and NOI from other investment properties provide added comparability across periods when evaluating our financial condition and operating performance that is not readily apparent from "Operating income" or "Net income" in accordance with GAAP.
Comparison of Same Property results for the three and nine months ended September 30, 2021 and 2020
A total of 54 and 52 wholly-owned retail properties met our same property criteria for the three and nine months ended September 30, 2021 and 2020, respectively. NOI from other investment properties in the table below for the three and nine months ended September 30, 2021 and 2020 includes retail properties that did not meet our same property criteria.
The following table represents the reconciliation of net income (loss), the most directly comparable GAAP measure, to NOI, Same Property NOI, and Pro Rata Same Property NOI for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss)	$3,992	$1,677	$5,391	$(11,420)
Adjustments to reconcile to non-GAAP metrics:
Other income and expense, net	(8)	(244)	155	(2,572)
Equity in earnings of unconsolidated entities	(1,046)	(951)	(2,441)	(1,591)
Interest expense, net	3,999	4,594	11,956	14,327
Loss on extinguishment of debt	400	—	400	2,543
Gain on sale of investment properties, net	(636)	(424)	(1,516)	(668)
Provision for asset impairment	—	—	—	9,002
Depreciation and amortization	21,318	22,170	65,000	66,697
General and administrative	8,782	10,106	29,043	25,688
Direct listing costs	1,704	—	1,704	—
Other fee income	(863)	(879)	(2,770)	(2,555)
Adjustments to NOI (a)	(1,825)	(3,548)	(5,674)	(4,825)
NOI	35,817	32,501	101,248	94,626
NOI from other investment properties	(920)	(292)	(3,079)	(2,044)
Same Property NOI	34,897	32,209	98,169	92,582
IAGM Same Property NOI at share	3,720	3,484	10,351	10,763
Pro Rata Same Property NOI	$38,617	$35,693	$108,520	$103,345
(a)Adjustments to NOI include termination fee income and expense and GAAP rent adjustments.

Comparison of the components of Same Property NOI for the three and nine months ended September 30, 2021 and 2020

	Three months ended September 30,				Nine months ended September 30,
	2021	2020	Change	Var.	2021	2020	Change	Var.
Lease income, net	$50,577	$47,658	$2,919	6.1%	$144,696	$135,301	$9,395	6.9%
Other property income	311	181	130	71.8%	758	554	204	36.8%
	50,888	47,839	3,049	6.4%	145,454	135,855	9,599	7.1%
Property operating	7,813	6,690	1,123	16.8%	23,118	19,093	4,025	21.1%
Real estate taxes	8,178	8,940	(762)	(8.5)%	24,167	24,180	(13)	(0.1)%
	15,991	15,630	361	2.3%	47,285	43,273	4,012	9.3%
Same Property NOI	$34,897	$32,209	$2,688	8.3%	$98,169	$92,582	$5,587	6.0%
Same Property NOI increased by $2.7 million, or 8.3%, when comparing the three months ended September 30, 2021 to the same period in 2020, and was primarily a result of:
•net change in credit losses and related reversals of $3.4 million, and
•increased short-term and percentage rent of $0.4 million, and was offset by:
•decreased minimum rent of $0.3 million, and
•increased non-recoverable expenses of $0.8 million.
During the three months ended September 30, 2021, we recognized net reversals of estimated credit losses relating to billed rent and recoveries of $2.2 million. Reversals of estimated credit losses occur when we collect rental payments we previously deemed not probable of collection. The reduction in estimated credit losses, or the reversal thereof, reflects the resiliency of our tenants and markets in which we operate. During the three months ended September 30, 2020, we recognized credit losses relating to billed rent and recoveries of $1.0 million reflecting our assessment of how the COVID-19 pandemic may impact our tenants' ability to make future rental payments.
The net increase in short-term and percentage rent when comparing the three months ended September 30, 2021 to the same period in 2020, primarily reflects increased short-term leasing arrangements and additional percentage rent from grocers experiencing heightened sales volumes.
The increase in minimum rent when comparing the three months ended September 30, 2021 to the same period in 2020 is primarily attributable to the decrease in economic occupancy levels.
In line with our improved results of operations when comparing the three months ended September 30, 2021 to the same period in 2020, non-recoverable operating expenses relating to compensation costs also increased, primarily reflecting both higher property-level employee headcount and compensation costs tied to earnings.
Same Property NOI increased by $5.6 million, or 6.0%, when comparing the nine months ended September 30, 2021 to the same period in 2020, and was primarily a result of:
•net change in credit losses and related reversals of $10.1 million,
•increased recovery income of $1.0 million,
•a net increase in short-term and percentage rent of $0.8 million, and was offset by:
•decreased minimum rent of $2.5 million,
•increased recoverable expenses of $1.9 million, and
•increased non-recoverable expenses of $1.9 million.
During the nine months ended September 30, 2021, we recognized net reversals of estimated credit losses relating to billed rent and recoveries of $2.4 million. During the nine months ended September 30, 2020, we recognized credit losses relating to billed rent and recoveries of $7.8 million reflecting our assessment of how the COVID-19 pandemic may impact our tenants' ability to make future rental payments.
Real estate taxes and recoverable operating expenses, net of associated recoveries, increased $0.9 million when comparing the nine months ended September 30, 2021 to the same period in 2020, primarily reflecting the decrease in economic occupancy levels.

The net increase in short-term and percentage rent when comparing the nine months ended September 30, 2021 to the same period in 2020, primarily reflects increased short-term leasing arrangements and additional rent from grocers experiencing heightened sales volumes.
The decrease in minimum rent is primarily attributable to the decrease in economic occupancy levels when comparing the nine months ended September 30, 2021 to the same period in 2020.
In line with our improved results of operations when comparing the nine months ended September 30, 2021 to the same period in 2020, non-recoverable operating expenses relating to compensation costs also increased, primarily reflecting both higher property-level employee headcount and compensation costs tied to earnings.

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
Core Funds From Operations ("Core FFO") is an additional supplemental non-GAAP financial measure of our operating performance. In particular, Core FFO provides an additional measure to compare the operating performance of different REITs without having to account for certain remaining amortization assumptions within FFO and other unique revenue and expense items which are not pertinent to measuring a particular company's on-going operating performance. In that regard, we use Core FFO as an input to our compensation plan to determine cash bonuses and measure the achievement of certain performance-based equity awards.
See our Annual Report on Form 10-K for an expanded description of FFO. FFO Applicable to Common Shares and Dilutive Securities and Core FFO Applicable to Common Shares and Dilutive Securities is calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss)	$3,992	$1,677	$5,391	$(11,420)
Depreciation and amortization related to investment properties	21,107	22,165	64,328	65,726
Provision for asset impairment	—	—	—	9,002
(Gain) loss on sale of investment properties, net	(636)	(424)	(1,516)	(668)
Unconsolidated joint venture adjustments (a)	1,787	2,110	5,943	6,872
FFO Applicable to Common Shares and Dilutive Securities	26,250	25,528	74,146	69,512
Amortization of above and below-market leases and lease inducements, net	(1,019)	(2,915)	(3,404)	(5,763)
Straight-line rent adjustments, net	(633)	(329)	(1,902)	1,039
Direct listing costs	1,704	—	1,704	—
Adjusting items, net (b)	758	217	2,214	4,123
Unconsolidated joint venture adjusting items, net (c)	260	53	566	972
Core FFO Applicable to Common Shares and Dilutive Securities	$27,320	$22,554	$73,324	$69,883

Weighted average common shares outstanding - basic	71,261,403	71,945,847	71,731,832	72,072,252
Dilutive effect of unvested restricted shares (d)	134,222	63,362	70,250	—
Weighted average common shares outstanding - diluted	71,395,625	72,009,209	71,802,082	72,072,252

Net income (loss) per common share	$0.06	$0.02	$0.08	$(0.16)
Per share adjustments for FFO Applicable to Common Shares and Dilutive Securities	0.31	0.33	0.95	1.12
FFO Applicable to Common Shares and Dilutive Securities per share	$0.37	$0.35	$1.03	$0.96
Per share adjustments for Core FFO Applicable to Common Shares and Dilutive Securities	0.01	(0.04)	(0.01)	0.01
Core FFO Applicable to Common Shares and Dilutive Securities per share	$0.38	$0.31	$1.02	$0.97
(a)Represents our share of depreciation, amortization and gain on sale related to investment properties held in IAGM.
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
(d)For purposes of calculating non-GAAP per share metrics, the same denominator is used as that which would be used in calculating diluted earnings per share in accordance with GAAP. For the nine months ended September 30, 2020, unvested restricted shares were antidilutive and therefore excluded from the denominator in the diluted net loss per share calculation in accordance with GAAP.

Liquidity and Capital Resources
Development, Re-development, Capital Expenditures and Leasing Activities
The following table summarizes capital resources used through development and re-development, capital expenditures, and leasing activities at our retail properties owned during the nine months ended September 30, 2021. These costs are classified as cash used in capital expenditures and tenant improvements and investment in development and re-development projects on the condensed consolidated statements of cash flows during the nine months ended September 30, 2021.

	Development and Re-development		Capital Expenditures	Leasing		Total
Direct costs	$1,967	(a)	$4,886	$4,297	(c)	$11,150
Indirect costs	586	(b)	1,058	—		1,644
Total	$2,553		$5,944	$4,297		$12,794
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
Short-term Liquidity and Capital Resources
On a short-term basis, our principal uses for funds are to pay our operating and corporate expenses, interest and principal on our indebtedness, property capital expenditures, and to make distributions to our stockholders. We will also need to pay the cash purchase price, and related fees and expenses, in connection with our up to $100.0 million modified "Dutch Auction" tender offer, which we commenced on October 12, 2021. We intend to fund the purchase price for shares of common stock accepted for payment pursuant to the Tender Offer, and related fees and expenses, from our available liquidity.
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
Any future determination to pay distributions will be at the discretion of our board of directors (the "Board") and will depend on our financial condition, capital requirements, restrictions contained in current or future financing instruments, and such other factors as our Board deems relevant. In August 2021, our Board approved an increase to our annual distribution rate effective for the quarterly distribution paid in January 2022.
Our primary sources and uses of capital are as follows:

Sources	Uses
•Operating cash flows from our real estate investments;
•Distributions from our joint venture investment;
•Proceeds from sales of properties;
•Proceeds from mortgage loan borrowings on properties;
•Proceeds from corporate borrowings; and
•Interest earned on cash and cash equivalents.

•To pay our operating expenses;
•To make distributions to our stockholders;
•To service or pay down our debt;
•To invest in properties;
•To fund development, re-development, maintenance and capital expenditures or leasing incentives; and
•To fund other general corporate uses, including direct listing costs.

We believe our recent listing on the NYSE will facilitate supplementing these sources by selling equity securities of the Company if and when we believe appropriate to do so. We may, from time to time, seek to acquire additional amounts of our outstanding equity through cash purchases or exchanges for other securities. Such purchases or exchanges, if any, will depend on our liquidity requirements, contractual restrictions, and other factors.

Distributions
During the nine months ended September 30, 2021, we declared distributions to our stockholders totaling $41.9 million and paid cash distributions of $41.6 million. As we execute on our retail strategy and continue to evaluate our business, results of operations and cash flows, our Board will continue to evaluate our distribution on a periodic basis.
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
Summary of Cash Flows

	Nine months ended September 30,		Change
	2021	2020
Cash provided by operating activities	$85,721	$69,906	$15,815
Cash used in investing activities	(55,561)	(36,488)	(19,073)
Cash (used in) provided by financing activities	(115,589)	33,079	(148,668)
(Decrease) increase in cash, cash equivalents and restricted cash	(85,429)	66,497	(151,926)
Cash, cash equivalents and restricted cash at beginning of period	223,770	260,748	(36,978)
Cash, cash equivalents and restricted cash at end of period	$138,341	$327,245	$(188,904)
Cash provided by operating activities of $85.7 million and $69.9 million for the nine months ended September 30, 2021 and 2020, respectively, was generated primarily from income from property operations and operating distributions from unconsolidated entities. Cash provided by operating activities increased $15.8 million when comparing the nine months ended September 30, 2021, to the same period in 2020, primarily from increased increased cash from property operations as a result of the resiliency of our tenants and markets in which we operate, increased distributions from IAGM, general fluctuations in working capital, and the acquisition of three retail properties since January 1, 2020, which was partially offset by the disposition of two retail properties, and partial condemnations at six properties since January 1, 2020.
Cash used in investing activities of $55.6 million for the nine months ended September 30, 2021, was primarily the result of:
•$53.1 million for acquisitions of investment properties,
•$10.2 million for capital expenditures and tenant improvements,
•$2.6 million for investment in development projects,
•$3.2 million for lease commissions and other leasing costs, and
•$1.3 million for cash outflows from other investing activities, which was partially offset by cash provided of
•$14.8 million from net proceeds received from the sale of investment properties.
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
Cash used in financing activities of $115.6 million for the nine months ended September 30, 2021, was primarily the result of:
•$450.0 million for pay-offs of debt,
•$6.0 million for payment of loan fees and other deposits
•$41.6 million to pay distributions,
•$16.7 million for the common shares repurchased through the share repurchase program, and

•$1.3 million for principal payments on mortgage debt, and payment of finance lease liabilities, which was partially offset by cash provided of
•$400.0 million for proceeds from debt related to restating our unsecured line of credit and term loans.
Cash provided by financing activities of $33.1 million for the nine months ended September 30, 2020, was primarily the result of:
•$150.1 million of proceeds received from our unsecured revolving credit agreement and distribution reinvestment plan, which was partially offset by cash used of
•$67.3 million for pay-offs of debt,
•$40.6 million to pay distributions,
•$5.2 million for the common shares repurchased through the share repurchase program,
•$2.5 million for debt prepayment penalties, and
•$1.4 million for principal payments on mortgage debt, payment of finance lease liabilities, and payment of loan fees and other deposits.
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
Contractual Obligations
We have obligations related to our mortgage loans, term loan, and revolving credit facility as described in "Note 7. Debt" in the condensed consolidated financial statements. The unconsolidated joint venture in which we have an investment has third-party mortgage debt of $166.7 million as of September 30, 2021, as described in "Note 6. Investment in Unconsolidated Entities" in the condensed consolidated financial statements. It is anticipated that our unconsolidated joint venture will be able to repay or refinance all of its debt on a timely basis.
The following table presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations and lease agreements. It excludes third-party debt associated with our unconsolidated joint venture and debt discounts that are not future cash obligations as of September 30, 2021.

	Payments due by year ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt:
Fixed rate debt, principal	$—	$22,511	$39,447	$15,700	$28,630	$—	$106,288
Variable-rate debt, principal (a)	—	—	—	—	—	400,000	400,000
Interest	3,548	13,482	11,802	11,212	11,644	11,331	63,019
Total long-term debt	3,548	35,993	51,249	26,912	40,274	411,331	569,307
Operating lease obligations (b)	176	593	968	1,044	502	2,200	5,483
Finance lease obligations (c)	97	279	21	—	—	—	397
Grand total	$3,821	$36,865	$52,238	$27,956	$40,776	$413,531	$575,187
(a)Includes $200.0 million of variable-rate unsecured term loans that have been swapped to a fixed rate until December 21, 2023, and $100.0 million of variable-rate unsecured term loans that have been swapped to a fixed rate until June 21, 2024.
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
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of September 30, 2021, our debt included outstanding variable-rate term loans of $400.0 million, of which $300.0 million has been swapped to a fixed rate. If market rates of interest on all variable-rate debt as of September 30, 2021 permanently increased and decreased by 1%, the annual increase and decrease in interest expense on the variable-rate debt and future earnings and cash flows would be approximately $1.0 million. See our Annual Report for expanded discussion regarding how we achieve our interest rate risk management objectives and how we often use financial instruments to hedge exposures to changes in interest rates on loans.
Our unsecured revolving line of credit, term loans, and interest rate swaps are indexed to USD-LIBOR. However, as our amended and restated line of credit and term loan agreements and interest rate swap agreements have provisions that allow for a transition to a new alternative rate, we believe that the transition from USD-LIBOR to the Secured Overnight Financing Rate ("SOFR") or other replacement rate will not have a material impact on our condensed consolidated financial statements. See our Annual Report on Form 10-K for expanded discussion regarding recent LIBOR transition related matters.
The following table summarizes our four effective interest rate swaps as of September 30, 2021:

Interest Rate Swap	Effective Date	Termination Date	Bank Pays Variable Rate of	InvenTrust Pays Fixed Rate of	Notional Amount	Fair Value as of
						September 30, 2021	December 31, 2020
5 year, fixed portion	12/2/2019	12/21/2023	1-Month LIBOR	1.4795%	$100,000	$(2,450)	$(3,856)
5 year, fixed portion	12/2/2019	12/21/2023	1-Month LIBOR	1.4795%	100,000	(2,450)	(3,856)
5.5 year, fixed portion	12/2/2019	6/21/2024	1-Month LIBOR	1.4915%	50,000	(1,349)	(2,217)
5.5 year, fixed portion	12/2/2019	6/21/2024	1-Month LIBOR	1.4990%	50,000	(1,359)	(2,231)
Total fixed of unsecured term loan					$300,000	$(7,608)	$(12,160)
The following table summarizes the IAGM effective interest rate swaps as of September 30, 2021:

Interest Rate Swap	Effective Date	Termination Date	Bank Pays Variable Rate of	InvenTrust Pays Fixed Rate of	Notional Amount	Fair Value as of
						September 30, 2021	December 31, 2020
Secured term loan	4/1/2020	11/2/2023	1-Month LIBOR	0.4290%	$45,000	$(67)	$(327)
Secured term loan	4/1/2020	11/2/2023	1-Month LIBOR	0.4060%	30,000	$(30)	$(198)
Total fixed of secured term loan					$75,000	$(97)	$(525)
The gains or losses resulting from marking-to-market our derivatives each reporting period are recognized as an increase or decrease in comprehensive income on our condensed consolidated statements of operations and comprehensive income (loss).
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act, our management, including our Principal Executive Officer and our Principal Financial Officer, evaluated as of September 30, 2021, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2021, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Principal Executive Officer and our Principal Financial Officer as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Except to the extent updated below or previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
There is no assurance that an active market will develop for our shares of common stock or regarding the prices at which our shares may trade.
Our shares of common stock were listed on the NYSE on October 12, 2021. Listing on the NYSE does not ensure that an active market will develop for our common stock. It is possible that the daily trading volumes for our common stock may be relatively small compared to other publicly traded securities. Accordingly, no assurance can be given as to (1) the likelihood that an active market for the stock will develop, (2) the liquidity of any such market, (3) the ability of our stockholders to sell their common stock or (4) the price that our stockholders may obtain for their common stock. Even if an active trading market develops, the market price of our common stock may be highly volatile and could be subject to wide fluctuations. We cannot predict the prices at which our shares will trade.
Because we have a large number of stockholders and our common stock was not listed on a national securities exchange prior to October 12, 2021, there may be significant pent-up demand to sell our shares. Significant sales of our common stock, or the perception that significant sales of such shares could occur, may cause the market price of our common stock to decline significantly.
Prior to October 12, 2021, our common stock was not listed on any national securities exchange, and the ability of stockholders to liquidate their investments was limited. A large volume of sales of shares of our common stock could decrease the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of sales of our shares are not affected, the perception of the possibility of these sales could depress the market price of our common stock and have a negative effect on our ability to raise capital in the future. In addition, anticipated downward pressure on our common stock price due to actual or anticipated sales of common stock from this market overhang could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the market price of our common stock to decline.
We recently commenced a self-tender offer, which could burden our liquidity resources and may not prove to be the best use of our capital.
In connection with the listing of our common stock on the NYSE on October 12, 2021, we commenced a tender offer (subject to all appropriate filings with the SEC) to purchase outstanding shares of our common stock. Although we may purchase up to $100 million of common stock in the self-tender offer at a purchase price not greater than $28.00 nor less than $25.00 per share, we can provide no assurance regarding the ultimate size of such tender offer or the purchase price in connection with such tender offer. The price that we pay for shares in the tender offer may be dilutive and may not be the best use of our capital. The actual amount of cash needed to fund the self-tender offer will depend on how many stockholders elect to tender. We expect to fund the tender offer and all related fees and expenses with available cash on hand. This use of our cash will burden our liquidity and will prevent us from using the cash for other opportunities, such as new investments, distributions or paying down debt.

The market price and trading volume of our common stock may be volatile.
The trading price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:
•actual or anticipated variations in our quarterly operating results or dividends;
•changes in our earnings estimates or failure to meeting earnings estimates;
•publication of research reports about us or the real estate industry;
•increases in market interest rates that lead purchasers of our shares to demand a higher yield;
•changes in market valuations of similar companies;
•adverse market reaction to any additional debt we incur in the future;
•additions or departures of key management personnel;
•the realization of any of the other risk factors presented in our Annual Report on Form 10-K or in our other public filings;
•the extent of investor interest in our securities;
•the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate based companies;
•our underlying asset value;
•strategic actions by the Company or its competitors, such as acquisitions or dispositions;
•fluctuations in the stock price and operating results of the Company’s competitors;
•the passage of legislation or other regulatory developments that may adversely affect the Company or its industry;
•investor confidence in the stock and bond markets generally;
•changes in tax laws or in accounting principles;
•future equity issuances or the perception that such equity issuances may occur;
•failure to maintain our status as a REIT; and
•general market and economic conditions, including factors unrelated to the Company’s operating performance.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

2.1	Master Modification Agreement, dated as of March 12, 2014, by and among Inland American Real Estate Trust, Inc., Inland American Business Manager & Advisor, Inc., Inland American Lodging Corporation, Inland American Holdco Management LLC, Inland American Retail Management LLC, Inland American Office Management LLC, Inland American Industrial Management LLC and Eagle I Financial Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on March 13, 2014)
2.2	Asset Acquisition Agreement, dated as of March 12, 2014, by and among Inland American Real Estate Trust, Inc., Inland American Holdco Management LLC, Inland American Retail Management LLC, Inland American Office Management LLC, Inland American Industrial Management LLC and Eagle I Financial Corp. (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on March 13, 2014)
2.3	Separation and Distribution Agreement by and between Inland American Real Estate Trust, Inc. and Xenia Hotels & Resorts, Inc., dated as of January 20, 2015 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on January 23, 2015)
2.4	Separation and Distribution Agreement by and between InvenTrust Properties Corp. and Highlands REIT, Inc., dated as of April 14, 2016 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on April 14, 2016)
2.5	Stock Purchase Agreement by and among InvenTrust Properties Corp., University House Communities Group, Inc. and UHC Acquisition Sub LLC, dated as of January 3, 2016 (incorporated by reference to Exhibit 2.1 to the Registrant's Form 10-Q, as filed by the Registrant on May 10, 2016)
2.6	Amendment No. 1 to Stock Purchase Agreement, dated as of May 30, 2016, by and among InvenTrust Properties Corp., University House Communities Group, Inc. and UHC Acquisition Sub LLC (incorporated by reference to Exhibit 2.2 to the Registrant's Form 8-K, as filed by the Registrant on June 27, 2016)
2.7	Amendment No. 2 to Stock Purchase Agreement, dated as of June 20, 2016, by and among InvenTrust Properties Corp., University House Communities Group, Inc. and UHC Acquisition Sub LLC (incorporated by reference to Exhibit 2.3 to the Registrant's Form 8-K, as filed by the Registrant on June 27, 2016)
3.1	Seventh Articles of Amendment and Restatement of InvenTrust Properties Corp., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on May 14, 2015)
3.2	Articles of Amendment of InvenTrust Properties Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on August 5, 2021)
3.3	Articles of Amendment of InvenTrust Properties Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on August 5, 2021)
3.4	Articles Supplementary of InvenTrust Properties Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on October 12, 2021)
3.5
Third Amended and Restated Bylaws of the Company, dated as of October 12, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on October 12, 2021)

10.1
First Amendment, dated as of September 22, 2021, to Amended and Restated Term Loan Credit Agreement, among InvenTrust Properties Corp., Wells Fargo Bank, National Association and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 22, 2021)

10.2
First Amendment, dated as of September 22, 2021, to Second Amended and Restated Credit Agreement, among InvenTrust Properties Corp., KeyBank, National Association and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 22, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Third Amended and Restated Share Repurchase Program (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed April 12, 2021)
101	The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2021, filed with the SEC on November 2, 2021, is formatted in Extensible Business Reporting Language ("XBRL"): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed as part of this Quarterly Report on Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InvenTrust Properties Corp.

Date:	November 2, 2021
By:	/s/ Daniel J. Busch

Name:	Daniel J. Busch
Title:	President, Chief Executive Officer (Principal Executive Officer)

Date:	November 2, 2021
By:	/s/ Michael Phillips

Name:	Michael Phillips
Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)