Form 10-K
period 2021-12-31
InvenTrust Properties Corp.
filed 2022-02-15
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2021, there was no established market for the registrant's shares of common stock. The registrant's common stock was first listed and commenced trading on the New York Stock Exchange on October 12, 2021.
As of February 1, 2022, there were 67,344,374 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information that will be contained in InvenTrust Properties Corp.'s Proxy Statement relating to its 2022 Annual Meeting of Stockholders, which InvenTrust Properties Corp. intends to file no later than 120 days after the end of its fiscal year ended December 31, 2021, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K.

INVENTRUST PROPERTIES CORP.
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K ("Annual Report"), other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). These statements include statements about InvenTrust Properties Corp.'s (the "Company") plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events; and they involve known and unknown risks that are difficult to predict.
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
Our operations are subject to a number of risks and uncertainties including, but not limited to:
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
•inflation;
•our status as a real estate investment trust ("REIT") for federal tax purposes;
•changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; and
•the risks described under Part I, Item 1A. - Risk Factors" and "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, ("MD&A")", or identified elsewhere in this report.
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

PART I
As used throughout this Annual Report, the terms "Company," "InvenTrust," "we," "us," or "our" mean InvenTrust Properties Corp., its wholly-owned subsidiaries, and its unconsolidated joint venture investments. Unless otherwise noted, all dollar amounts and square feet are stated in thousands, except share, per share and per square foot data. Any references to number of properties, square feet, tenant and occupancy data are unaudited.
Item 1. Business
General
On October 4, 2004, we were incorporated as Inland American Real Estate Trust, Inc., a Maryland corporation, and have elected and operate in a manner to be taxed as a REIT for federal tax purposes. We changed our name to InvenTrust Properties Corp. in April 2015 and are focused on owning, leasing, redeveloping, acquiring and managing a multi-tenant retail platform.
On October 12, 2021, the Company's shares of common stock were listed and began trading on the New York Stock Exchange ("NYSE") under the ticker symbol "IVT" (the "NYSE Listing").
Our wholly-owned and managed retail properties include grocery-anchored community and neighborhood centers and power centers, including those classified as necessity-based. As of December 31, 2021, we owned or had an interest in 62 retail properties with a total gross leasable area ("GLA") of approximately 10.3 million square feet, which includes 7 retail properties with a GLA of approximately 1.8 million square feet owned through our 55% ownership interest in IAGM Retail Fund I, LLC ("IAGM"), an unconsolidated retail joint venture partnership between the Company and PGGM Private Real Estate Fund ("PGGM"). IAGM was formed on April 17, 2013 for the purpose of acquiring, owning, managing, and disposing of retail properties and sharing in the profits and losses from those retail properties and their activities.
Where appropriate, we have included results from the IAGM properties at 55% ("at share") when combined with our wholly-owned properties, defined as "Pro Rata Combined Retail Portfolio" within "Part I" and "Part II" of this Annual Report. The following table summarizes our retail portfolio as of December 31, 2021.

	Wholly-Owned Retail Properties	IAGM Retail Properties	Pro Rata Combined Retail Portfolio
No. of properties	55	7	62
GLA (square feet)	8,560	1,768	9,532
Economic occupancy (a)	93.4%	87.6%	92.8%
Leased occupancy (b)	94.6%	88.2%	93.9%
ABR PSF (c)	$18.76	$16.98	$18.59
(a)Economic occupancy is defined as the percentage of occupied GLA divided by total GLA (excluding Specialty Leases) for which a tenant is obligated to pay rent under the terms of its lease agreement as of the rent commencement date, regardless of the actual use or occupancy by that tenant of the area being leased. Actual use may be less than economic occupancy. Specialty Leases represent leases of less than one year in duration for small shop space and include any term length for common area space.
(b)Leased occupancy is defined as economic occupancy plus the percentage of signed but not yet commenced GLA divided by total GLA.
(c)Annualized Base Rent ("ABR") is computed as base rent for the period multiplied by twelve months. Base rent is inclusive of ground rent and any abatement concessions, but excludes Specialty Lease rent. ABR per square foot ("PSF") is computed as ABR divided by the occupied square footage as of the end of the period.

Business Strategy
InvenTrust is a premier Sun Belt, multi-tenant essential retail REIT that owns, leases, redevelops, acquires, and manages grocery-anchored neighborhood and community centers, as well as high-quality power centers that often have a grocery component. We pursue our business strategy by:
•Acquiring retail properties in Sun Belt markets;
•Opportunistically disposing of retail properties;
•Maintaining a flexible capital structure; and
•Enhancing environmental, social and governance practices and standards.
Acquiring retail properties in Sun Belt markets. InvenTrust focuses on Sun Belt grocery-anchored neighborhood and community centers, and select power centers that often have a grocery component, in markets with favorable demographics, including above average growth in population, employment, income and education levels. We believe these conditions create favorable demand characteristics for grocery-anchored and necessity-based essential retail centers which will position us to capitalize on potential future rent increases while benefiting from sustained occupancy at our centers. Our strategically located regional field offices are within a two-hour drive of 90% of our properties which affords us the ability to respond to the needs of our tenants and provides us with in-depth local market knowledge. We believe that our Sun Belt portfolio of high quality grocery-anchored assets is a distinct differentiator for us in the marketplace.
Opportunistically disposing of retail properties. We continue to opportunistically dispose of properties where we believe they no longer meet our investment criteria. These dispositions will allow the Company to re-deploy the proceeds in more attractive opportunities in Sun Belt markets.
Maintaining a flexible capital structure. We believe our current capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We believe we have the liquidity necessary to continue executing on our strategic and operational objectives while exhibiting focused and disciplined capital allocation. Our flexible capital structure and ample liquidity will allow us to take advantage of future growth opportunities that meet our investment criteria.
Enhancing environmental, social and governance practices and standards. We continue to focus on environmental, social and governance ("ESG") practices and standards across our platform. We believe we can enhance our communities, conserve resources and foster a best-in-class working environment while growing long term stockholder value. We remain committed to transparency in our investment strategy with a focus on operating efficiency, responding to evolving trends, and addressing the needs of our tenants and communities by continuing to fully integrate environmental sustainability, social responsibility, and strong governance practices throughout our organization. We believe our concentrated portfolio and focused strategy will allow us to adapt to the evolving needs of stakeholders.
Competition
We compete with numerous companies and individuals engaged in the ownership, development, acquisition, and operation of shopping centers in Sun Belt markets, resulting in competition for attracting and retaining tenants and acquiring and disposing shopping centers.
Our commitment to Sun Belt markets and our strategically curated portfolio of predominantly necessity based grocery-anchored shopping centers provides a number of competitive advantages, including increased concentrations in high growth Sun Belt locations to capitalize on strong demographic trends, exposure to a strong operational footprint, and distinctive levels of Sun Belt real estate experience and expertise. Our local market presence is supported by seven field offices staffed with operational teams within two hours of 90% of our shopping centers, which allows us to build deep real estate expertise and a strong reputation with market participants and with our anchor and small shop tenants.
Our ample liquidity, and sector-low leverage, provide an additional competitive advantage of flexibility to transact. Our concerted focus on Sun Belt markets provides us greater opportunity to carefully evaluate potential acquisitions.

Human Capital Management
Our employees are our greatest asset. We are committed to creating a corporate culture characterized by high levels of employee engagement, growth and development, and health and wellness. We seek to attract and retain diverse and talented professionals who provide a wide range of opinions and experiences to drive our business forward. As of January 14, 2022, we have 115 full-time employees. Overall diversity across our workforce is approximately 67%. Racial diversity across our workforce is 24%. Women represent approximately 61% of our employees. Approximately 48% of management level or leadership roles are held by women.
Our Human Capital strategy is focused on Talent Management. The basis for hiring, development, training, compensation and advancement are qualifications, performance, skills and experience. Our employees are fairly compensated, without regard to gender, race and ethnicity. All of our employees are offered a comprehensive benefits package, including, but not limited to, paid time off and parental leave, medical dental and vision insurance, disability, life insurance, 401(k) matching, tuition reimbursement, flexible Fridays and work from home flexibility.
Employee engagement is critical to our success. We believe in fostering a highly engaged inclusive environment which drives growth and productivity. Our heightened focus on development and health and wellness creates a more engaged workforce. The more engaged our employees are the more likely productivity will increase and drive empowerment throughout the organization for our employees to act like owners. Our hybrid work model provides an opportunity for employees to balance work and life whether they are in the office or at home. We also host a wide array of company sponsored events that focus on employee education, health and wellness, engagement activities, and giving back through our charitable initiative. We have a shared passion and dedication to giving back to our community and for this reason we have an InvenTrust Charitable initiative, a program led by employees who actively contribute time, company resources as well as personal resources to support charitable causes. We celebrate our employees’ success through our Circle of Excellence awards. Our monthly, “On The Spot” award recognizes employees who go above and beyond their job. Our annual awards, the “Rising Star” and “Standing Ovation” recognize new employees and tenured employees who exhibit exceptional promise, ability, and our InvenTrust values. We monitor our performance through employee engagement surveys and utilize the results to continually improve our organization.
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
Tax Status
We have elected and operate in a manner to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), beginning with the tax year ended December 31, 2005. To qualify as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (subject to certain adjustments) to our stockholders each year (the "90% Distribution Requirement"). As a REIT, we are entitled to a tax deduction for some or all of the dividends paid to stockholders. Accordingly, we are generally not subject to federal income taxes as long as we currently distribute to stockholders an amount equal to or in excess of our taxable income. If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, we will be subject to federal and state income tax on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth and federal income and excise taxes on our undistributed income.

Our Website and Availability of SEC Reports and Other Information
The Company maintains a website at the following address: www.inventrustproperties.com. The information on the Company's website is not incorporated by reference in this report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.
We make available on or through our website certain reports and amendments to those reports we file with or furnish to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the site is http://www.sec.gov.
Investors and others should note that InvenTrust routinely announces material information to investors and the marketplace using SEC filings, press releases, public conference calls, webcasts and the InvenTrust investor relations website. We also intend to use certain social media channels as a means of disclosing information about us and our business to our colleagues, customers, investors and the public (e.g., the InvenTrust Twitter account (twitter.com/inventrustprop); and the InvenTrust LinkedIn account (linkedin.com/company/inventrustproperties)). The information posted on social media channels is not incorporated by reference in this report or in any other report or document we file with the SEC. While not all of the information that the Company posts to the InvenTrust investor relations website or to social media accounts is of a material nature, some information could be deemed to be material. Accordingly, the Company encourages investors, the media, and others interested in InvenTrust to review the information that it shares on the Company's investor relations website at www.inventrustproperties.com/investor-relations, and regularly follow our social media accounts.

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
Risk Factors Related to Our Business and Strategy
Economic, political and market conditions could negatively impact our business, results of operations and financial condition
Our business is affected by economic, political and market challenges experienced by the U.S. or global economies or the real estate industry as a whole; by the regional or local economic conditions in the markets in which our assets are located, including any dislocations in the credit markets; or by competitive business market conditions experienced by us, These conditions may materially affect our value and the performance of our assets and our ability to sell assets, as well as our ability to make principal and interest payments on, or refinance, outstanding debt when due.
An economic downturn could result in defaults by retail tenants, which could have an adverse impact on our business, financial condition, result of operations, and ability to make distributions to our stockholders.
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
Our retail portfolio is subject to geographic concentration, which exposes us to changing economic and retail market conditions that may reduce our revenues and cash flows.
As of December 31, 2021, approximately 34.4% of the total annualized base rental income in our retail portfolio was generated by properties located in Texas, with 14.1%, 9.3%, 8.7%, and 2.3% of our total annualized base rental income generated by properties in Austin, Dallas-Fort Worth-Arlington, Houston, and San Antonio metropolitan areas, respectively. An oversupply of retail properties without corresponding increases in demand in any of these markets could have a material adverse effect on our financial condition, our results of operations and our ability to pay distributions.

Our success depends on the success and continued presence of our anchor tenants.
Our properties are largely dependent on the operational success of their anchor tenants (those occupying 10,000 square feet or more). Anchor tenants occupy significant amounts of square footage, pay a significant portion of the total rents at a property and contribute to the success of other tenants by drawing consumers to a property. Our net income could be adversely affected by the loss of revenues in the event a significant tenant becomes bankrupt or insolvent, experiences a downturn in its business, materially defaults on its leases, does not renew its leases as they expire, or renews at a lower rental rate. Any of these events could result in a reduction or cessation in rental payments to us, which would adversely affect our financial condition and results of operations. In addition, if a significant tenant vacates a property or terminates a lease, co-tenancy clauses may allow other tenants to modify or abate their minimum rent, reduce their share or the amount of payments for common area operating expenses and property taxes, or terminate their rent or lease obligations. Co-tenancy clauses have several variants and may allow a tenant to pay reduced levels of rent until a certain number of tenants open their stores within the same property.
If our small shop tenants (tenants occupying less than 10,000 square feet) are not successful and, consequently, terminate their leases, our cash flow, financial condition and results of operations could be adversely affected.
As of December 31, 2021, approximately 55.6% of our total annualized base rental income is generated by our small shop tenants. Our small shop tenants may be more vulnerable to negative economic conditions as they generally have more limited resources than our anchor tenants. If a significant number of our small shop tenants experience financial difficulties or are unable to remain open, our cash flow, financial condition and result of operations could be adversely affected.
Our financial condition may be impacted by our ability to timely re-lease our space.
Our business and financial condition depend on the financial stability of our tenants and our ability to lease our space. Certain economic conditions, or center specific conditions may adversely affect one or more of our tenants. Among the factors that could impact our financial conditions are the following:
•inability to renew, lease vacant space or re-let space as leases expire;
•restrictions related to re-leasing space;
•co-tenancy constraints which limit our ability to lease to certain operators or reduce our revenues at our properties if co-tenancy clauses are exercised and;
•competition for tenancy of our leases
As of December 31, 2021, economic occupancy and leased occupancy of our pro rata combined retail portfolio was 92.8% and 93.9%, respectively. As of December 31, 2021, leases representing approximately 5.2% and 11.3% of our pro rata combined retail portfolio GLA was schedule to expire in 2022 and 2023. We cannot assure our stockholders that leases will be renewed or that our properties will be re-leased on terms equal to or better than the current terms, or at all. We also may not be able to lease space which is currently not occupied on acceptable terms and conditions, if at all. In addition, some of our tenants have leases that include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no liability to us. We may be required to offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to retain these tenants or attract new ones. Portions of our assets may remain vacant for extended periods of time. If the rental rates for our assets decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, cash flows and results of operations could be adversely affected.
Many of our costs and expenses associated with operating our properties may remain constant or increase, even if our lease income decreases.
Certain costs and expenses associated with our operating our properties, such as real estate taxes, insurance, utilities and common area expenses, generally do not decrease in the event of reduced occupancy or rental rates, non-payment of rents by tenants, general economic downturns, pandemics or other similar circumstances. In fact, in some cases, such as real estate taxes and insurance, they may actually increase despite such events. As such, we may not be able to lower the operating expenses of our properties sufficiently to fully offset such circumstances and may not be able to fully recoup these costs from our tenants. In such cases, our cash flows, operating results and financial performance may be adversely impacted.

The ongoing COVID-19 pandemic has in the past and may continue to materially and adversely impact and disrupt our business, financial condition, results of operations and cash flows. Any future outbreak of any COVID-19 variants or any other highly infectious or contagious disease could have a similar impact.
The impact of COVID-19, including any resurgences, future pandemics or other health crises may also heighten other risks discussed herein, which could adversely affect our business, financial condition, results of operations, cash flows and market value. These type of health crises may impact our business in the following ways:
•closures of, or other operational issues at, our properties resulting from government or tenant action;
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
Risk Factors Related to Real Estate Investments
There are inherent risks with investments in retail real estate
Investments in real estate are subject to varying degrees of risk. Among the factors that could have a negative impact our assets and the value of an investment in us are the following:
•relative illiquidity of real estate;
•competition amongst other owners of commercial real estate for investments in similar markets;
•expansion into new markets that we are not as familiar with;
•changing market demographics;
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
•significant capital expenditures may be required to improve our properties to attract tenants
•the ongoing need for owner-funded capital for improvements and expenditures to maintain or upgrade assets, make tenant improvements and pay leasing commissions;
•fluctuations in real estate values or potential impairments in the value of our assets;
•natural disasters, such as earthquakes, floods or other under-insured or uninsured losses; and
•changes in interest rates and availability, cost and terms of financing.

We face risks with the expansion, development, and re-development of properties.
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
Additionally, we regularly review our business to identify properties or other assets that we believe may not benefit us as much as properties in other markets or with different characteristics. One of our strategies is to selectively dispose of retail properties and use sale proceeds to fund our growth in markets and with properties that will enhance our retail platform. We cannot assure our stockholders that we will be able to consummate any such sales on commercially reasonable terms or at all, or that we will actually realize any anticipated benefits from such sales. Additionally, we may be unable to successfully identify attractive and suitable replacement assets even if we are successful in completing such dispositions. We may face delays in reinvesting net sales proceeds in new assets, which would impact the return we earn on our assets. Dispositions of real estate assets can be particularly difficult in a challenging economic environment when uncertainties exist about the impact of e-commerce on retailers and when financing alternatives are limited for potential buyers. Our inability to sell assets, or to sell such assets at attractive prices, could have an adverse impact on our ability to realize proceeds for reinvestment. In addition, even if we are successful in consummating sales of selected retail properties, such dispositions may result in losses.
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
Economic and other conditions may adversely impact the valuation of our assets, resulting in impairment charges that could have a material adverse effect on our results of operations. On a regular basis, we evaluate our assets for impairments based on various factors, including changes in the holding periods, projected cash flows of such assets and market conditions.
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
Risks Factors Related to the Environment Affecting Our Properties
Geographic concentration makes our business more vulnerable to natural disasters, severe weather, and climate change.
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
Risk Factors Related to Funding Strategies and Capital Structure
Our debt financing may adversely affect our business and financial condition.
Our existing and future debt may subject us to many risks, including the risks that:
•our cash flow from operations will be insufficient to make required payments of principal and interest;
•our debt may increase our vulnerability to adverse economic and industry conditions;
•we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing cash available for distribution to our stockholders, funds available for operations and capital expenditures, future business opportunities or other purposes;
•the terms of any refinancing may not be as favorable as the terms of the debt being refinanced; and
•the terms of our debt may limit our ability to make distributions to our stockholders and therefore adversely affect the market price of our stock.
If we do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance this debt through additional debt financing, or private or public offerings of debt or equity securities. Adverse economic conditions could cause the terms on which we borrow or refinance to be unfavorable. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of assets on disadvantageous terms or at times which may not permit us to receive an attractive return on our investments, potentially resulting in losses adversely affecting cash flow from operating activities.

Covenants in our debt agreements may restrict our operating activities and adversely affect our financial condition.
Our debt agreements contain various financial and operating covenants, including, among other things, certain coverage ratios and limitations on our ability to incur secured and unsecured debt. The breach of any of these covenants, if not cured within any applicable cure period, could result in a default and acceleration of certain of our indebtedness. If any of our indebtedness is accelerated prior to maturity, we may not be able to repay or refinance such indebtedness on favorable terms, or at all, which could adversely affect our financial condition, operating results and cash flows.
Increases in interest rates would cause our borrowing costs to rise and negatively impact our results of operations.
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
The expected London Inter-bank Offered Rate ("LIBOR") phase-out and the transition to other benchmarks may adversely affect our results of operations.
A portion of our indebtedness, including our term loan and revolving credit facilities, bears interest at fluctuating interest rates, some of which are tied to LIBOR. In 2017, the U.K. Financial Conduct Authority (“FCA”) announced that it intends to phase out LIBOR, and in 2021, it announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1 week and 2 month USD settings, and immediately after June 30, 2023, in the case of the remaining USD settings. The U.S. Federal Reserve (the “Federal Reserve”) has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities, as its preferred alternative rate for LIBOR in the U.S. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments cannot be entirely predicted, but could have an uncertain impact on our cost of funds, our receipts or payments under agreements that rely on LIBOR, and the valuation of derivative or other contracts to which we are a party, any of which could impact our results of operations and cash flows.
Hedging activity may expose us to risks, including the risks that a counterparty will not perform and that the hedge will not yield the economic benefits we anticipate, which may adversely affect us.
We manage our exposure to interest rate volatility by using interest rate hedging arrangements. These arrangements involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to interest rate changes. There can be no assurance that our hedging arrangements will qualify for hedge accounting or that our hedging activities will have the desired beneficial impact on our results of operations. Should we desire to terminate a hedging arrangement, there may be significant costs and cash requirements involved to fulfill our obligations under the hedging arrangement. In addition, failure to effectively hedge against interest rate changes may adversely affect our results of operations.
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

Risk Factors Related to the Market Price for Our Securities
Changes in economic and market conditions may adversely affect the market price of our securities.
The market price of our equity securities may fluctuate significantly in response to many factors, many of which are out of our control, including:
•actual or anticipated variations in our operating results, liquidity or financial condition;
•changes in our earnings estimates or failure to meet earnings estimates;
•changes in our funds from operations;
•increases in market interest rates that drive purchasers of our stock to demand a higher dividend yield;
•changes in market valuations of similar companies;
•adverse market reaction to any additional debt we incur in the future;
•additions or departures of key management personnel;
•the general reputations of REITs and the attractiveness of equity securities in comparison to other equity securities including securities issued by other real estate based companies;
•our underlying asset value;
•strategic actions by the Company or our competitors, such as acquisitions, dispositions or restructurings;
•fluctuations in the stock price and operating results of the Company’s competitors;
•the passage of legislations or other regulatory developments that may adversely affect the Company or the REIT industry, including but not limited to Section 1031 of the Internal Revenue Code;
•investor confidence in the stock and bond market generally;
•changes in tax laws or accounting principles;
•publication of research reports about us or the real estate industry in general and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REITs;
•future equity issuances or the perception that such equity issuances may occur;
•failure to maintain our status as a REIT;
•actions by institutional stockholders or by corporate governance rating companies;
•increased investor focus on sustainability-related risks, including climate change;
•changes in our dividend payments; and
•general market and economic conditions, including factors unrelated to the Company’s operating performance.
These factors may cause the market price of our securities to decline, regardless of our financial condition, results of operations, business or prospects. It is impossible to ensure that the market price of our securities, including our common stock, will not fall in the future. A decrease in the market price of our common stock may reduce our ability to raise additional equity in the public markets. Selling common stock at a decreased market price would have a dilutive impact on existing stockholders.
There is no assurance that we will continue to pay dividends.
Our ability to continue to pay dividends will depend on a number of factors, including, among others, the following:
•our financial condition and results of future operations;
•the terms of our loan covenants; and
•our ability to acquire, finance, develop or redevelop and lease additional properties at attractive rates.
If we do not maintain the dividend on our common stock, it may have an adverse effect on the market price of our common stock and other securities.

Funding distributions from sources other than cash flow from operating activities may negatively impact our ability to sustain or pay future distributions.
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
For the year ended December 31, 2021, distributions were paid from cash flow from operations, distributions from unconsolidated entities and proceeds from the sales of properties
Risk Factors Related to Our Joint Ventures
Current or future joint venture investments could be adversely affected by our lack of sole decision-making authority.
Such investments may involve risks not present with respect to our wholly owned properties, including shared decision-making authority with our joint venture partners, restrictions on the ability to sell our interests in the joint ventures without the other partners' consent, potential conflicts of interest or other disputes between us and our partners (including potential litigation or arbitration), potential losses or increased costs or expenses arising from actions taken in respect of the joint ventures. Additionally, risks applicable to us are also generally applicable to our existing joint venture.
Risks Factors Related to Our Organization and Corporate Structure
Our charter permits our Board to issue preferred stock on terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.
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
Risks Factors Related to Corporate Matters
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
Catastrophic losses, including but not limited to, windstorms, earthquakes, floods, and foreign terrorist activities may not be insurable or may not be economically insurable. Even when insurable, these policies may have high deductibles and/or high premiums. Lenders may require such insurance. Our failure to obtain such insurance could constitute a default under loan agreements, and/or our lenders may force us to obtain such insurance at unfavorable rates, which could materially and adversely affect our profitability.
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
Under various federal, state, and local laws, an owner or manager of real property may be liable for the costs to assess and remediate the presence of hazardous substances on the property, which in our case generally arise from former dry cleaners, gas stations, asbestos usage, storage tanks, air emissions from emergency generators, storm water and wastewater discharges, lead-based pain, mold and mildew, waste management, and historic land use practices. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous substances. The presence of, or the failure to properly address the presence of, hazardous substances may adversely affect our ability to sell or lease the property or borrow using the property as collateral. We can provide no assurance that we are aware of all potential environmental liabilities or their ultimate cost to address; that our properties will not be affected by tenants or nearby properties or other unrelated third parties; and that future uses or conditions, or changes in environmental laws and regulations, or their interpretation, will not result in additional material environmental liabilities to us.
The discovery of material environmental liabilities at our assets could subject us to unanticipated significant costs, which could significantly reduce or eliminate our profitability and the cash available for distribution to our stockholders.
If we lose or are unable to obtain and retain key personnel, our ability to implement our business strategies could be delayed or hindered.
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
Risk Factors Relating to the Company’s Qualification as a REIT
Our failure to qualify as a REIT would have serious adverse consequences to our stockholders.
We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements, for which there is limited judicial and administrative interpretation, however, are highly technical and complex. Therefore, we cannot guarantee that we have qualified or will qualify as a REIT in the future. The determination that we are a REIT requires an analysis of various factual matters that may not be totally within our control. To qualify as a REIT, our assets must be substantially comprised of real estate assets as defined in the Internal Revenue Code of 1986, as amended (the “Code”), and related guidance and our gross income must generally come from rental and other real estate or passive related sources that are itemized in the REIT tax laws. We are also required to distribute to security holders at least 90% of our REIT taxable income excluding net capital gains.
If we fail to qualify as a REIT, we would be subject to U.S. federal income tax at regular corporate rates (including, for years prior to 2018, any alternative minimum tax) and would have to pay significant income taxes unless the Internal Revenue Service (“IRS”) granted us relief under certain statutory provisions. In addition, we would remain disqualified from taxation as a REIT for four years following the year in which we failed to qualify as a REIT. We would therefore have less money available for investments or for distributions to security holders and would no longer be required to make distributions to security holders. This would likely have a significant negative impact on the value of our securities.
We have a share ownership limit for REIT tax purposes.
In order to continue to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding stock at any time during the last half of a taxable year. To facilitate maintenance of our REIT qualification, our Charter, prohibits ownership by any single stockholder of more than 9.8% percent of the lesser of the number or value of any outstanding class of common. Our Board may not grant an exemption from these restrictions to any proposed stockholder whose ownership in excess of the 9.8% stock ownership limit that would result in our failing to qualify as a REIT. This ownership limit may delay or prevent a transaction or change in control that could affect our stockholder’s ability to realize a premium over the then prevailing market price for their shares, it could also restrict our stockholders' ability to acquire or transfer certain amounts of our common stock.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The following table summarizes our retail portfolio, on a wholly-owned, IAGM, and pro-rata combined basis, as of December 31, 2021 and 2020.

	Wholly-Owned Retail Properties		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2021	2020	2021	2020	2021	2020
No. of properties	55	55	7	10	62	65
GLA (square feet)	8,560	8,392	1,768	2,470	9,532	9,751
Economic occupancy	93.4%	92.2%	87.6%	84.7%	92.8%	91.1%
Leased occupancy	94.6%	93.7%	88.2%	86.8%	93.9%	92.8%
ABR PSF	$18.76	$18.39	$16.98	$16.99	$18.59	$18.21
The following table represents the geographical diversity of our retail portfolio by ABR and GLA on a pro rata basis as of December 31, 2021.

Market	No. of Properties	ABR	ABR psf	ABR as % of Total	GLA	GLA as % of Total
Austin-Round Rock, TX	6	$22,822	$16.00	14.1%	1,529	16.1%
Atlanta Metro Area, GA	10	18,797	18.59	11.5%	1,058	11.1%
Miami-Fort Lauderdale-Miami Beach, FL	3	16,768	21.26	10.3%	859	9.0%
Dallas-Fort Worth-Arlington, TX	7	15,264	19.71	9.3%	860	9.0%
Houston-Sugar Land-Baytown, TX	7	14,283	15.82	8.7%	1,041	10.9%
Raleigh-Cary-Durham, NC	5	12,306	19.04	7.5%	688	7.2%
So. California - Los Angeles, CA	3	10,343	20.27	6.3%	579	6.1%
Tampa-St. Petersburg, FL	3	8,610	12.62	5.3%	755	7.9%
Washington D.C/Richmond Metro Area	3	8,029	24.27	4.9%	360	3.8%
Orlando-Kissimmee, FL	4	7,724	21.99	4.7%	374	3.9%
Denver-Colorado Springs-Greeley, CO	3	7,364	16.67	4.5%	467	4.9%
Charlotte-Gastonia-Concord, NC	2	6,395	19.85	3.9%	328	3.4%
So. California - Inland Empire, CA	2	5,595	22.97	3.4%	246	2.6%
So. California - San Diego, CA	2	5,430	25.15	3.3%	225	2.4%
San Antonio, TX	2	3,750	25.66	2.3%	163	1.7%
Total	62	$163,480	$18.59	100%	9,532	100%

The following table represents information regarding the top 10 tenants of our retail portfolio by ABR and GLA on a pro rata basis as of December 31, 2021.

Parent Name	Tenant Name/Count	No. of Leases	ABR Pro Rata Portfolio	% of Total ABR	GLA Pro Rata Portfolio	% of Total Occ.GLA
Kroger	Kroger 7 / Kroger Gas 1 / Harris Teeter 3 / Ralphs 3 / King Soopers 1	15	$8,711	5.3%	808	8.5%
Publix Super Markets, Inc.	Publix 13 / Publix Liquor 3	16	6,464	4.0%	629	6.6%
Albertsons	Safeway 2 / Safeway Gas 1 / Tom Thumb 2 / Market Street 2 / Albertsons 1	8	4,946	3.0%	425	4.5%
TJX Companies	Marshalls 6 / HomeGoods 3 / TJ Maxx 3	12	4,304	2.6%	373	3.9%
Petsmart, Inc.		8	2,537	1.6%	166	1.7%
Best Buy		5	2,469	1.5%	163	1.7%
H.E.B.		3	2,386	1.5%	263	2.8%
Ross Dress For Less	Ross Dress for Less 6 / dd's Discounts 1	7	2,129	1.3%	179	1.9%
Bed Bath & Beyond Inc.	Bed Bath & Beyond 4 / Buy Buy Baby 2	6	2,051	1.3%	161	1.7%
Whole Foods Market		4	1,992	1.2%	155	1.6%
		84	37,989	23.3%	3,322	34.9%
The following table represents the lease expirations of our economic occupied Pro Rata Combined Retail Portfolio as of December 31, 2021.

Lease Expiration Year	No. of Expiring Leases (a)	GLA of Expiring Leases (square feet)	Percent of Total GLA of Expiring Leases	ABR of Expiring Leases	Percent of Total ABR	Expiring ABR PSF
2022	147	457	5.2%	$9,844	5.6%	$21.54
2023	193	996	11.3%	18,192	10.4%	18.27
2024	187	999	11.3%	20,135	11.5%	20.16
2025	176	1,151	13.0%	20,665	11.8%	17.95
2026	186	741	8.4%	17,723	10.1%	23.92
2027	163	1,670	18.9%	31,538	18.0%	18.89
2028	82	443	5.0%	10,119	5.8%	22.84
2029	90	513	5.8%	11,118	6.3%	21.67
2030	69	341	3.9%	8,709	5.0%	25.54
2031	70	329	3.7%	9,499	5.4%	28.87
Thereafter	54	1,163	13.0%	16,763	9.4%	14.41
Other (b)	17	47	0.5%	1,239	0.7%	26.36
Totals	1,434	8,850	100%	$175,544	100%	$19.84
(a)No. of expiring leases includes IAGM at 100%.
(b)Other lease expirations include the GLA, ABR and ABR PSF of month-to-month leases.
In preparing the above table, we have not assumed that unexercised contractual lease renewal or extension options contained in our leases will, in fact, be exercised. Our retail business is neither highly dependent on specific retailers nor subject to lease roll-over concentration. We believe this minimizes risk to our retail portfolio from significant revenue variances over time.
Certain of our properties are encumbered by mortgages, totaling $106.0 million as of December 31, 2021. Additional detail about our retail properties can be found on Schedule III – Real Estate and Accumulated Depreciation.
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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
On October 12, 2021, our shares of common stock began trading on the NYSE under the ticker symbol "IVT". Prior to that time, there was no public market for the shares of the Company's common stock.
Reverse Stock Split
On August 5, 2021, we effected a 1-for-10 reverse stock split of our common stock. As a result of the reverse stock split, every ten shares of issued and outstanding common stock were changed into one share of common stock, with any fractional shares being rounded up to the next higher whole share. Immediately after effecting the reverse stock split, we decreased the par value of each issued and outstanding share of common stock from $0.01 par value per share to $0.001 par value per share. Unless otherwise noted, the share and per share information of our common stock in this Annual Report and accompanying consolidated financial statements have been retroactively adjusted to give effect to the 1-for-10 reverse stock split for all periods presented.
As of February 1, 2022, there were 28,226 holders of record of shares of our outstanding common stock.
In order to comply with certain requirements related to our qualification as a REIT, our charter, subject to certain exceptions, contains restrictions on the number of shares of our common stock that a person may own. Our charter provides that no person may beneficially or constructively own more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock.
Issuer Purchases of Equity Securities

Suspension of Third Amended and Restated Share Repurchase Program
On April 6, 2021, we adopted the Third Amended and Restated Share Repurchase Program, (as amended, the "Share Repurchase Program" or "SRP"). On April 12, 2021, we announced the reinstatement of the SRP, effective May 14, 2021, for qualifying stockholders. The repurchase price per share of $21.70 for eligible stockholders was equal to a 25% discount to the most recent estimated Net Asset Value ("NAV") per share of the Company's common stock established by the Board, which was $28.90 per share as of December 1, 2020. During the year ended December 31, 2021, 755,643 shares were repurchased in connection with the SRP at a price per share of $21.70. On August 5, 2021, the Board suspended the SRP effective September 5, 2021.
Tender Offer
In connection with the NYSE Listing, the Board approved a modified "Dutch Auction" tender offer to purchase up to $100.0 million in value of the Company's shares of common stock (the "Tender Offer"), which commenced on October 12, 2021 and expired on November 8, 2021. The Company accepted for purchase 4,000,000 shares of its common stock at a purchase price of $25.00 per share, for an aggregate purchase price of approximately $100.0 million, excluding related fees and expenses. The Company funded the Tender Offer and all related costs from its available liquidity on November 12, 2021.

Additionally, during 2021, certain of the Company's employees surrendered shares of common stock to satisfy their tax withholding obligations associated with the vesting of shares of common stock issued under the Incentive Award Plan. The following is a summary of all share repurchases during the fourth quarter of 2021:

Period	Total No. of Shares Purchased	Average Price Paid per Share	Total No. of Shares Purchased as Part of Publicly Announced Plans or Programs	Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1 - October 31, 2021	$—	$—	$—	$—
November 1 - November 30, 2021	—	—	—	—
December 1 - December 31, 2021 (b)	60,313	27.45	—	—
Total	$60,313	$27.45	$—	$—
(a)Represents amount outstanding under the Company's SRP. This program was suspended effective September 5, 2021. As such, no shares were repurchased under the SRP during the fourth quarter of 2021.
(b)Consists of shares of common stock surrendered to the Company to satisfy tax withholding obligations associated with the vesting of restricted stock units.

Distributions
We have been paying cash distributions since October 2005. Our quarterly distributions are paid one quarter in arrears. Any future determination to pay distributions will be at the discretion of our Board and will depend on our financial condition, capital requirements, restrictions contained in current or future financing instruments, and such other factors as our Board deems relevant. We currently have capacity and intend to continue to pay a quarterly distribution, subject to Board approval.
During the year ended December 31, 2021, we paid cash distributions of $55.6 million. For income tax purposes only, approximately 71.34% of the distributions paid in 2021 will be treated as ordinary dividends and approximately 28.66% will be treated as other forms of distributions. The December 2021 dividend declared, with a record date of December 30, 2021 and payment date of January 14, 2022, will be reported in 2022, and is not reflected in the 2021 tax allocation. The following table denotes the allocation of our distributions paid in 2021 for income tax purposes only.

Record Date	Distributions Payable Date	Total Distribution per Share	Ordinary Dividend Per Share	Return of Capital Per Share	Qualified Dividend Per Share	Sec. 199A Dividend Per Share	Sec. 897 Ordinary Dividend Per Share
12/30/2020	1/15/2021	$0.018975	$0.013537	$0.005438	$—	$0.013537	$0.000336
3/31/2021	4/15/2021	0.019550	0.013948	0.005602	—	0.013948	0.000347
6/30/2021	7/15/2021	0.019550	0.013948	0.005602	—	0.013948	0.000347
9/30/2021 (a)	10/7/2021	0.195500	0.139477	0.056023	—	0.139477	0.003465
		$0.253575	$0.180910	$0.072665	$—	$0.180910	$0.004495
(a)Dividends payable after the Reverse Stock Split, beginning with the third quarter 2021 distribution paid in October 2021, have been adjusted to reflect the 1-for-10 reverse stock split.

During the year ended December 31, 2020, we paid cash distributions of $54.2 million. For income tax purposes only, approximately 49.69% of the distributions paid in 2020 was treated as ordinary dividends and approximately 50.31% was treated as other forms of distributions. The December 2020 distribution, with a record date of December 30, 2020 and payment date of January 15, 2021, was reported in 2021, and not reflected in the 2020 tax allocation. The following table denotes the allocation of our distributions paid in 2020 for income tax purposes only.

Record Date	Distributions Payable Date	Total Distribution per Share (a)	Ordinary Dividend Per Share	Return of Capital Per Share	Qualified Dividend Per Share	Sec. 199A Dividend Per Share
12/30/2019	1/15/2020	$0.018400	$0.009144	$0.009256	$—	$0.009144
3/31/2020	4/13/2020	0.018975	0.009429	0.009546	—	0.009429
6/30/2020	7/15/2020	0.018975	0.009429	0.009546	—	0.009429
9/30/2020	10/15/2020	0.018975	0.009429	0.009546	—	0.009429
		$0.075325	$0.037431	$0.037894	$—	$0.037431

Stock Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, or otherwise subject to the liabilities under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
The following graph depicts the total cumulative stockholder return of the Company’s common stock from October 12, 2021, the first day of trading of our common stock on the NYSE, through December 31, 2021, relative to the performance of the FTSE National Association of Real Estate Investment Trusts Equity REITs Index (the "FTSE NAREIT Equity Index"), the FTSE National Association of Real Estate Investment Trusts Equity Shopping Centers Index (the "FTSE NAREIT Shopping Centers Index"), and the Standard and Poor’s 500 Stock Index (S&P 500 Index). The graph assumes an initial investment of $100.00 at the first NYSE trade price of $23.61 on October 12, 2021 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

Recent Sales of Unregistered Securities
None.
Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis relates to the operations of the Company for the years ended December 31, 2021 and 2020 and its financial position as of December 31, 2021 and 2020. Discussion of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Annual Report can be found in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2020. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this Annual Report. This discussion contains forward-looking statements about our business. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in "Forward-Looking Statements" and "Part I-Item 1A. Risk Factors" contained in this Annual Report and in our other reports that we file from time to time with the SEC.

Executive Summary
InvenTrust is a premier Sun Belt, multi-tenant essential retail REIT that owns, leases, redevelops, acquires, and manages grocery-anchored neighborhood and community centers, as well as high-quality power centers that often have a grocery component. We pursue our business strategy by:
•Acquiring retail properties in Sun Belt markets;
•Opportunistically disposing of retail properties;
•Maintaining a flexible capital structure; and
•Enhancing environmental, social and governance practices and standards.
Current Strategy and Outlook
InvenTrust focuses on Sun Belt grocery-anchored neighborhood and community centers, and select power centers that often have a grocery component, in markets with favorable demographics, including above average growth in population, employment, income and education levels. We believe these conditions create favorable demand characteristics for grocery-anchored and necessity-based essential retail centers which will position us to capitalize on potential future rent increases while benefiting from sustained occupancy at our centers. Our strategically located regional field offices are within a two-hour drive of 90% of our properties which affords us the ability to respond to the needs of our tenants and provides us with in-depth local market knowledge. We believe that our Sun Belt portfolio of high quality grocery-anchored assets is a distinct differentiator for us in the marketplace.
Evaluation of Financial Condition and Operating Results
Historically, management has evaluated our financial condition and operating performance by focusing on the following financial and non-financial indicators, discussed in further detail herein:
•NAREIT Funds From Operations ("NAREIT FFO") Applicable to Common Shares and Dilutive Securities, a supplemental non-GAAP measure;
•Core FFO Applicable to Common Shares and Dilutive Securities, a supplemental non-GAAP measure;
•Cash flow from operations as determined in accordance with GAAP;
•Net Operating Income ("NOI") and Same Property NOI, supplemental non-GAAP measures;
•Economic and leased occupancy and rental rates;
•Leasing activity and lease rollover;
•Operating expense levels and trends;
•General and administrative expense levels and trends;
•Debt maturities and leverage ratios; and
•Liquidity levels.

Impact of the COVID-19 Pandemic on the Company's Business and Financial Statements
The impact of the pandemic was and continues to be related to a portion of our tenants' ability to make their future rental payments in a timely fashion or at all. We have been working with these tenants to collect rental payments to which we are entitled.
At this time, given the uncertainty related to variants of the virus, we are unable to predict whether cases of COVID-19 in our markets will decrease, increase, or remain the same, whether the approved COVID-19 vaccines will be effective against the virus and new variants of the virus, and whether local governments will mandate closures of our tenants' businesses or implement other restrictive measures on their and our operations in the future in response to a resurgence of the pandemic. We have taken and will continue to consider a number of measures to mitigate the impact of the pandemic on our business and financial condition. We continue to believe that the long-term prospects for our business remain strong despite the uncertainty related to the new variants of COVID-19.
Tenant Assistance Efforts and Deferred Rental Payments
As of December 31, 2021, we have granted approximately $5.8 million of rental payment deferrals on a cumulative basis since the start of the pandemic, including our proportionate share of IAGM, with contractual payment terms through the year ending December 31, 2024.
During the year ended December 31, 2021, deferred rental payments of $5.4 million, including our proportionate share of IAGM, became due; we have collected $5.3 million of such deferred rental payments as of December 31, 2021.
In addition to collections of deferred rental payments, during the year ended December 31, 2021, we collected approximately $2.1 million of rent, including our proportionate share of IAGM, for which we previously recognized credit losses in 2020.

Highlights for the year ended December 31, 2021
New York Stock Exchange Listing
On October 12, 2021, our common stock began trading on the New York Stock Exchange ("NYSE") under the ticker symbol "IVT".
"Dutch Auction" Tender Offer
On October 12, 2021, in conjunction with the NYSE listing, we commenced a modified "Dutch Auction" tender offer (the "Tender Offer") to purchase for cash up to $100.0 million of its shares of common stock at a price not greater than $28.00 nor less than $25.00 per share, net to the seller in cash, less any applicable withholding of taxes and without interest. The Tender Offer expired on November 8, 2021.
As a result of the Tender Offer, the Company accepted for purchase 4,000,000 shares of its common stock (which represented approximately 5.6% of the total number of shares of common stock outstanding as of November 8, 2021) at a purchase price of $25.00 per share, for an aggregate cost of $100.0 million, excluding related fees and expenses. Aggregate fees and expenses of $3.3 million were recognized as reductions to common stock and additional paid-in capital.
Acquisitions
On July 12, 2021, we purchased Prestonwood Town Center, a 233 thousand square foot grocery-anchored power center located in Dallas, Texas, from our unconsolidated joint venture, IAGM for a gross acquisition price of $52.8 million. On September 2, 2021, we purchased a seven thousand square foot retail outparcel adjacent to Rio Pinar Plaza for a gross acquisition price of $1.9 million.
Dispositions
On July 20, 2021, we disposed of Kroger Tomball, a 74 thousand square foot grocery store located in Tomball, Texas, for a gross disposition price of $13.7 million and completed partial condemnations at four retail properties for a total gain on sale, net of $1.5 million.
On September 3, 2021, IAGM disposed of Westover Marketplace, a 243 thousand square foot retail property located in San Antonio, Texas, for a gross disposition price of $28.8 million and recognized a gain on sale of $0.4 million. Our share of IAGM's gain on sale was $0.2 million.
On December 1, 2021, IAGM disposed of South Frisco Village, a 227 thousand square foot retail power center located in Frisco, Texas, for a gross disposition price of $32.6 million and recognized a gain on sale of $5.5 million. Our share of IAGM's gain on sale was $3.0 million.
Revolving Credit Agreement
On September 22, 2021, we entered into an amendment to our unsecured revolving credit agreement (the "Amended Revolving Credit Agreement"), which provides for, among other things, an extension of the maturity of our $350.0 million unsecured revolving line of credit to September 22, 2025, with two six-month extension options.
Unsecured Term Loans
On September 22, 2021, we entered into an amendment to our $400.0 million unsecured term loan agreement (the "Amended Term Loan Agreement"), which provides for, among other things, an extension of the maturity and a reallocation of indebtedness under the two outstanding tranches of term loans thereunder. The Amended Term Loan Agreement consists of a $200.0 million 5-year tranche maturing on September 22, 2026, and a $200.0 million 5.5-year tranche maturing on March 22, 2027.

Our Retail Portfolio
Our wholly-owned and managed retail properties include grocery-anchored community and neighborhood centers and power centers, including those classified as necessity-based. As of December 31, 2021, we owned or had an interest in 62 retail properties with a GLA of approximately 10.3 million square feet, which includes 7 retail properties with a GLA of approximately 1.8 million square feet owned through the Company's 55% ownership interest in an unconsolidated joint venture, IAGM.
The following table summarizes our retail portfolio, on a wholly-owned, IAGM, and pro rata combined basis, as of December 31, 2021 and 2020.

	Wholly-Owned Retail Properties		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2021	2020	2021	2020	2021	2020
No. of properties	55	55	7	10	62	65
GLA (square feet)	8,560	8,392	1,768	2,470	9,532	9,751
Economic occupancy	93.4%	92.2%	87.6%	84.7%	92.8%	91.1%
Leased occupancy	94.6%	93.7%	88.2%	86.8%	93.9%	92.8%
ABR PSF	$18.76	$18.39	$16.98	$16.99	$18.59	$18.21
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
The following tables summarize our retail portfolio, by center type, as of December 31, 2021 and 2020.
Community and neighborhood centers

	Wholly-Owned Retail Properties		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2021	2020	2021	2020	2021	2020
No. of properties	43	44	5	5	48	49
GLA (square feet)	4,984	5,049	1,387	1,386	5,747	5,812
Economic occupancy	94.1%	93.0%	86.1%	88.1%	93.1%	92.3%
Leased occupancy	95.0%	94.8%	86.8%	88.3%	93.9%	94.0%
ABR PSF	$19.93	$19.40	$17.02	$16.62	$19.57	$19.05
Power centers

	Wholly-Owned Retail Properties		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2021	2020	2021	2020	2021	2020
No. of properties	12	11	2	5	14	16
GLA (square feet)	3,576	3,343	381	1,084	3,785	3,939
Economic occupancy	92.3%	91.0%	93.1%	80.5%	92.3%	89.4%
Leased occupancy	93.9%	92.0%	93.1%	85.0%	93.9%	90.9%
ABR PSF	$17.10	$16.86	$16.85	$17.50	$17.08	$16.95

Same Property Retail Portfolio Summary
The following table summarizes the GLA, economic occupancy and ABR PSF of the properties included in our retail portfolio classified as same property for the years ended December 31, 2021 and 2020. The properties classified as same property were owned for the entirety of both periods presented.

	Wholly-Owned Retail Properties		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2021	2020	2021	2020	2021	2020
No. of properties	52	52	7	7	59	59
GLA (square feet)	8,088	8,082	1,767	1,767	9,060	9,054
Economic occupancy	93.5%	91.9%	87.6%	85.5%	92.9%	91.2%
Leased occupancy	94.8%	93.5%	88.2%	87.9%	94.1%	92.9%
ABR PSF	$18.91	$18.71	$16.98	$16.69	$18.72	$18.50
Leasing Activity, Pro Rata Combined Retail Portfolio
The following tables summarize the leasing activity for leases that were executed during the year ended December 31, 2021, compared with expiring or expired leases for the same or previous tenant for renewals and the same unit for new leases at the 62 properties in our Pro Rata Combined Retail Portfolio. These tables do not include rent deferral lease amendments executed as a result of the impact of the COVID-19 pandemic.
In our Pro Rata Combined Retail Portfolio, we had GLA totaling 875 thousand square feet expiring during the year ended December 31, 2021, of which 784 thousand square feet was re-leased. This achieved a retention rate of approximately 89.7%.

	No. of Leases Executed for the year ended Dec. 31, 2021	GLA SF (in thousands)	New Contractual Rent ($PSF)(b)	Prior Contractual Rent ($PSF)(b)	% Change over Prior Lease Rent (b)	Weighted Average Lease Term (Years)	Tenant Improvement Allowance ($PSF)	Lease Commissions ($PSF)
All tenants
Comparable Renewal Leases (a)	184	1,268	$18.79	$18.06	4.0%	5.0	$0.55	$—
Comparable New Leases (a)	32	86	$24.53	$24.57	(0.2)%	9.3	$16.58	$9.90
Non-Comparable Renewal and New Leases	82	351	$21.43	N/A	N/A	8.9	$13.47	$5.77
Total	298	1,705	$19.16	$18.48	3.7%	6.0	$4.03	$1.70

Anchor tenants (leases ten thousand square feet and over)
Comparable Renewal Leases (a)	28	922	$14.41	$13.58	6.1%	5.0	$0.27	$—
Comparable New Leases (a)	2	27	$14.28	$12.16	17.4%	10.3	$16.04	$7.43
Non-Comparable Renewal and New Leases	8	179	$13.91	N/A	N/A	10.0	$6.76	$1.28
Total	38	1,128	$14.40	$13.54	6.4%	5.9	$1.69	$0.39

Small shop tenants (leases under ten thousand square feet)
Comparable Renewal Leases (a)	156	346	$30.48	$30.02	1.5%	5.0	$1.29	$0.01
Comparable New Leases (a)	30	59	$29.34	$30.42	(3.6)%	8.8	$16.84	$11.06
Non-Comparable Renewal and New Leases	74	172	$29.87	N/A	N/A	7.8	$20.45	$10.44
Total	260	577	$30.32	$30.08	0.8%	6.2	$8.60	$4.26
(a)Comparable leases are leases that meet all of the following criteria: terms greater than or equal to one year, unit was vacant less than one year prior to executed lease, square footage of unit remains unchanged or within 10% of prior unit square footage, and has a rent structure consistent with the previous tenant.
(b)Non-comparable leases are not included in totals.

Results of Operations
Comparison of results for the years ended December 31, 2021 and 2020
We generate substantially all of our earnings from property operations. Since January 1, 2020, we have acquired three retail properties and disposed of two retail properties.
The following table presents the changes in our income for the years ended December 31, 2021 and 2020.

	Year ended December 31,
	2021	2020	Increase (Decrease)
Income
Lease income, net	$207,350	$192,957	$14,393
Other property income	1,087	1,229	(142)
Other fee income	3,542	3,647	(105)
Total income	$211,979	$197,833	$14,146
Lease income, net, for the year ended December 31, 2021, increased $14.4 million when compared to the same period in 2020, primarily as a result of net positive changes in credit losses and related reversals of $13.4 million, increased minimum rent of $1.3 million, increased recovery income of $2.1 million, and increased short-term lease income of $0.4 million, which were partially offset by decreased termination fee income of $0.8 million and net decreased GAAP rent adjustments of $2.0 million.
The following table presents the changes in our operating expenses for the years ended December 31, 2021 and 2020.

	Year ended December 31,
	2021	2020	Increase (Decrease)
Operating expenses
Depreciation and amortization	$87,143	$87,755	$(612)
Property operating	32,788	27,909	4,879
Real estate taxes	31,312	30,845	467
General and administrative	38,192	33,141	5,051
Direct listing costs	19,769	—	19,769
Total operating expenses	$209,204	$179,650	$29,554
Property operating expenses, for the year ended December 31, 2021, increased $4.9 million when compared to the same period in 2020, primarily as a result of increased recoverable expenses of $3.1 million principally relating to utilities, landscaping, and maintenance costs and increased non-recoverable expenses of $2.2 million principally relating to the completion of property projects and initiatives which were put on hold in 2020 during the onset of the COVID-19 pandemic, which were partially offset by decreased lease termination expenses of $0.4 million.
General and administrative expenses for the year ended December 31, 2021, increased $5.1 million when compared to the same period in 2020, primarily as a result of increased long-term incentive plan costs of $4.9 million and increased other compensation costs of $1.9 million, which were partially offset by decreased non-compensation costs of $1.7 million. On February 23, 2021, the Company announced the expected retirement of its President and Chief Executive Officer in August 2021, which resulted in accelerated recognition of certain stock-based compensation expenses. The Company also announced the appointment of certain executives in establishing a plan of succession.
During the year ended December 31, 2021, we recognized $19.8 million of expense relating to the direct listing of our common stock on the NYSE.

The following table presents the changes in our other income and expenses for the years ended December 31, 2021 and 2020.

	Year ended December 31,
	2021	2020	Change, net
Other (expense) income
Interest expense, net	$(16,261)	$(18,749)	$2,488
Loss on extinguishment of debt	(400)	(2,543)	2,143
Provision for asset impairment	—	(9,002)	9,002
Gain on sale of investment properties, net	1,522	1,752	(230)
Equity in earnings (losses) of unconsolidated entities	6,398	(3,141)	9,539
Other income and expense, net	606	3,326	(2,720)
Total other (expense) income, net	$(8,135)	$(28,357)	$20,222
Interest expense, net
Interest expense, net, for the year ended December 31, 2021, decreased $2.5 million when compared to the same period in 2020, primarily as a result of fluctuations in our line of credit balances, declining 1-month LIBOR interest rates on our corporate credit facilities, and repaying total mortgages payable of $67.5 million across three retail properties, generating decreased interest expense of $1.2 million, $0.6 million and $0.7 million, respectively.
Loss on extinguishment of debt
During the year ended December 31, 2021, we recognized a loss of $0.4 million in connection with amending our corporate debt facilities. During the year ended December 31, 2020, we recognized a loss of $2.5 million on the extinguishment of total mortgages payable of $26.3 million on two retail properties, primarily related to prepayment penalties.
Provision for asset impairment
During the year ended December 31, 2020, we identified one retail property that had a reduction in its expected hold period. We recorded a provision for asset impairment of $9.0 million as a result of the executed sales contract price being lower than the property's carrying value. This property was sold on May 1, 2020.
Gain on sale of investment properties, net
During the year ended December 31, 2021, we recognized a gain of $1.5 million on the sale of one retail property and the completion of partial condemnations at four retail properties. During the year ended December 31, 2020, we recognized a gain of $1.8 million on the sale of one retail property, partial sale of one retail property, and the completion of partial condemnations at three retail properties.
Equity in earnings (losses) of unconsolidated entities
Equity in earnings of unconsolidated entities for the year ended December 31, 2021, increased $9.5 million when compared to the same period in 2020, primarily as a result of decreased impairment charges of $6.0 million, increased gains on sales of properties of $3.2 million, and decreased interest expense of $1.0 million, which were partially offset by decreased earnings from property operations of $0.7 million. The aforementioned amounts represent our proportionate share of the activity.
Other income and expense, net
Under the federal legislation enacted on March 27, 2020, known as the CARES Act, certain limitations on the deductibility of net operating losses ("NOLs") enacted under prior federal tax legislation have been temporarily rolled back. As a result of the anticipated NOL carryback claims for our taxable REIT subsidiaries, total additional tax benefits of $1.2 million were recognized during the year ended December 31, 2020. The remaining $1.5 million decrease in other income and expense, net is the result of decreased interest income of $0.7 million and net decreases in all other income and expenses of $0.8 million.

Net Operating Income
We evaluate the performance of our retail properties based on NOI, which excludes general and administrative expenses, direct listing costs, depreciation and amortization, provision for asset impairment, other income and expense, net, gains (losses) from sales of properties, gains (losses) on extinguishment of debt, interest expense, net, equity in earnings (losses) from unconsolidated entities, lease termination income and expense, and GAAP rent adjustments (such as straight-line rent, above/below market lease amortization and amortization of lease incentives). We bifurcate NOI into Same Property NOI and NOI from other investment properties based on whether the underlying retail properties meet our same property criteria.
We believe the supplemental non-GAAP financial measures of NOI, same property NOI, and NOI from other investment properties provide added comparability across periods when evaluating our financial condition and operating performance that is not readily apparent from "Operating income" or "Net income" in accordance with GAAP.
Comparison of Same Property results for the years ended December 31, 2021 and 2020
A total of 52 wholly-owned retail properties met our Same Property criteria for the years ended December 31, 2021 and 2020. The following table represents the reconciliation of net loss, the most directly comparable GAAP measure, to NOI and Same Property NOI for the years ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020	Change, net
Net loss	$(5,360)	$(10,174)	$4,814
Adjustments to reconcile to non-GAAP metrics:
Other income and expense, net	(606)	(3,326)	2,720
Equity in (earnings) losses of unconsolidated entities	(6,398)	3,141	(9,539)
Interest expense, net	16,261	18,749	(2,488)
Loss on extinguishment of debt	400	2,543	(2,143)
Gain on sale of investment properties, net	(1,522)	(1,752)	230
Provision for asset impairment	—	9,002	(9,002)
Depreciation and amortization	87,143	87,755	(612)
General and administrative	38,192	33,141	5,051
Direct listing costs	19,769	—	19,769
Other fee income	(3,542)	(3,647)	105
Adjustments to NOI (a)	(7,528)	(7,249)	(279)
NOI	136,809	128,183	8,626
NOI from other investment properties	(4,646)	(2,808)	(1,838)
Same Property NOI	132,163	125,375	6,788
IAGM Same Property NOI at share	12,625	13,300	(675)
Pro Rata Same Property NOI	$144,788	$138,675	$6,113
(a)Adjustments to NOI include termination fee income and expense and GAAP rent adjustments.

Comparison of the components of Same Property NOI for the years ended December 31, 2021 and 2020

	Year ended December 31,		Change
	2021	2020		Variance
Lease income, net	$192,925	$181,472	$11,453	6.3%
Other property income	1,083	1,208	(125)	(10.3)%
	194,008	182,680	11,328	6.2%
Property operating expenses	31,499	26,948	4,551	16.9%
Real estate taxes	30,346	30,357	(11)	—%
	61,845	57,305	4,540	7.9%
Same Property NOI	$132,163	$125,375	$6,788	5.4%
Same Property NOI increased by $6.8 million, or 5.4%, when comparing the year ended December 31, 2021 to the same period in 2020, and was primarily a result of:
•net changes in credit losses and related reversals of $10.5 million,
•increased recovery income of $1.0 million,
•a net increase in short-term and percentage rent of $0.5 million, and was offset by:
•decreased minimum rent of $0.6 million,
•increased recoverable expenses of $2.5 million, and
•increased non-recoverable expenses of $2.1 million.
During the year ended December 31, 2021, we recognized credit losses relating to billed rent and recoveries of $2.2 million and reversals of credit losses of $4.9 million. During the year ended December 31, 2020, we recognized credit losses relating to billed rent and recoveries of $9.1 million and reversals of credit losses of $1.3 million. Credit losses principally relate to our assessment of how the COVID-19 pandemic may impact our tenants' ability to make future rental payments.
The increase in real estate taxes and recoverable operating expenses, net of associated recoveries, primarily reflects leases which either fix or limit recoveries.
The increase in short-term and percentage rent primarily reflects increased short-term leasing arrangements and additional rent from grocers experiencing heightened sales volumes.
The decrease in minimum rent primarily reflects our efforts to renegotiate certain leases of tenants markedly impacted by the COVID-19 pandemic, which often resulted in rent reductions or partial rent abatements.
In line with our improved results of operations, certain non-recoverable operating expenses relating property projects and initiatives were completed during 2021. These projects and initiatives had been put on hold during 2020 due to the onset of the COVID-19 pandemic.

Funds From Operations
The National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a widely accepted non-GAAP financial measure of operating performance known as Funds From Operations ("NAREIT FFO"). Our NAREIT FFO is net income (or loss) in accordance with GAAP, excluding gains (or losses) resulting from dispositions of properties, plus depreciation and amortization and impairment charges on depreciable real property. Adjustments for unconsolidated joint ventures are calculated to reflect our proportionate share of the joint venture's funds from operations on the same basis.
In calculating NAREIT FFO, impairment charges of depreciable real estate assets are added back even though the impairment charge may represent a permanent decline in value due to the decreased operating performance of the applicable property. Furthermore, because gains and losses from sales of property are excluded from NAREIT FFO, it is consistent and appropriate that impairments, which are often early recognition of losses on prospective sales of property, also be excluded. If evidence exists that a loss reflected in the investment of an unconsolidated entity is due to the impairment of depreciable real estate assets, our share of these impairments is added back to net income in the determination of NAREIT FFO.
We believe NAREIT FFO Applicable to Common Shares and Dilutive Securities, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance because the historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative.
Core Funds From Operations ("Core FFO") is an additional supplemental non-GAAP financial measure of our operating performance. In particular, Core FFO provides an additional measure to compare the operating performance of different REITs without having to account for certain remaining amortization assumptions within NAREIT FFO and other unique revenue and expense items which some may consider not pertinent to measuring a particular company's on-going operating performance. In that regard, we use Core FFO as an input to our compensation plan to determine cash bonuses and measure the achievement of certain performance-based equity awards.
Our adjustments to NAREIT FFO to arrive at Core FFO include removing the impact of (i) amortization of debt premiums, discounts, and financing costs, (ii) amortization of above and below-market leases and lease inducements, (iii) depreciation and amortization of corporate assets, (iv) straight-line rent adjustments, (v) gains (or losses) resulting from debt extinguishments (vi) other non-operating revenue and expense items which, in our judgement, are not pertinent to measuring on-going operating performance, (vii) adjustments for unconsolidated joint ventures to reflect our share of the ventures' Core FFO on the same basis. Our calculation of Core FFO Applicable to Common Shares and Dilutive Securities does not consider any capital expenditures.
Other REITs may use alternative methodologies for calculating similarly titled measures, which may not be comparable to our definition and calculation of NAREIT FFO Applicable to Common Shares and Dilutive Securities or Core FFO Applicable to Common Shares and Dilutive Securities. Furthermore, NAREIT FFO and Core FFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as alternatives to net income as an indication of our performance. NAREIT FFO and Core FFO should not be considered as alternatives to our cash flows from operating, investing, and financing activities. Nor should NAREIT FFO and Core FFO be considered as measures of liquidity, our ability to make cash distributions, or our ability to service our debt.

NAREIT FFO Applicable to Common Shares and Dilutive Securities and Core FFO Applicable to Common Shares and Dilutive Securities is calculated as follows:

	Year ended December 31,
	2021	2020
Net loss	$(5,360)	$(10,174)
Depreciation and amortization related to investment properties	86,257	86,524
Provision for asset impairment	—	9,002
Gain on sale of investment properties, net	(1,522)	(1,752)
Unconsolidated joint venture adjusting items, net (a)	4,713	15,026
NAREIT FFO Applicable to Common Shares and Dilutive Securities	84,088	98,626
Amortization of above and below-market leases and lease inducements, net	(4,318)	(7,060)
Straight-line rent adjustments, net	(2,805)	624
Direct listing costs	19,769	—
Adjusting items, net (b)	2,201	4,043
Unconsolidated joint venture adjusting items, net (c)	672	931
Core FFO Applicable to Common Shares and Dilutive Securities	$99,607	$97,164

Weighted average common shares outstanding - basic	71,072,933	72,040,623
Dilutive effect of unvested restricted shares (d)	—	—
Weighted average common shares outstanding - diluted	71,072,933	72,040,623

Net loss per common share	$(0.08)	$(0.14)
Per share adjustments for NAREIT FFO Applicable to Common Shares and Dilutive Securities	1.26	1.51
NAREIT FFO Applicable to Common Shares and Dilutive Securities per share	$1.18	$1.37
Per share adjustments for Core FFO Applicable to Common Shares and Dilutive Securities	0.22	(0.02)
Core FFO Applicable to Common Shares and Dilutive Securities per share	$1.40	$1.35
(a)Represents our share of depreciation, amortization, impairment, and gains on sale related to investment properties held in IAGM.
(b)Adjusting items, net, are primarily loss on extinguishment of debt, amortization of debt discounts and financing costs, depreciation and amortization of corporate assets, and non-operating income and expenses, net, which includes items which are not pertinent to measuring on-going operating performance, such as miscellaneous and settlement income.
(c)Represents our share of amortization of above and below-market leases and lease inducements, net, straight-line rent adjustments, net and adjusting items, net related to IAGM.
(d)For purposes of calculating non-GAAP per share metrics, the same denominator is used as that which would be used in calculating diluted earnings per share in accordance with GAAP. For the year ended December 31, 2021 and 2020, unvested restricted shares were antidilutive and therefore excluded from the denominator in the diluted earnings per share calculation in accordance with GAAP.

Critical Accounting Estimates
General
The accompanying consolidated financial statements have been prepared in accordance with GAAP, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, judgments, and assumptions are required in a number of areas, including, but not limited to, evaluating the collectability of accounts receivable, allocating the purchase price of acquired retail properties, and evaluating the impairment of long-lived assets. We base these estimates, judgments and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.
Revenue Recognition
Credit Losses
We review the collectability of amounts due from our tenants on a regular basis. Such reviews consider the tenant's financial condition and payment history and other economic conditions impacting the tenant. Changes in collectability occur when we no longer believes it is probable that substantially all the lease payments will be collected over the term of the lease.
If collection is not probable, regardless of whether we have entered into an amendment to provide the tenant with rent relief, the lease payments will be accounted for on a cash basis, and revenue will be recorded as cash is received. If reassessed, and the collection of substantially all of the lease payments from the tenant becomes probable, the accrual basis of revenue recognition is reestablished.
The provision for estimated credit losses resulting from changes in the expected collectability of lease payments, including variable payments, is recognized as a direct adjustment to lease income, and a direct write-off of the operating lease receivables, including straight-line rent receivable.
Acquisition of Real Estate
We evaluate the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are expensed. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and amortized over the useful life of the acquired assets. Generally, our acquisitions of real estate qualify as asset acquisitions.
We allocate the purchase price of real estate to land, building, other building improvements, tenant improvements, intangible assets and liabilities (such as the value of above- and below-market leases, in-place leases and origination costs associated with in-place leases). The values of above- and below-market leases are recorded as intangible assets and intangible liabilities, respectively, and are amortized as either a decrease (in the case of above-market leases) or an increase (in the case of below-market leases) to lease income, net over the remaining term of the associated tenant lease. The values, if any, associated with in-place leases are recorded in intangible assets and are amortized to depreciation and amortization expense over the remaining lease term.
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

With the assistance of a third-party valuation specialist, we perform the following procedures for assets acquired:
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
Impairment of Long Lived Assets
We assess the carrying values of our long-lived tangible and intangible assets whenever events or changes in circumstances indicate that they may not be fully recoverable. An example of an event or changed circumstance is a reduction in the expected holding period of a property. When such event or circumstances occur, if it is expected that the carrying value is not recoverable, because the expected undiscounted cash flows do not exceed that carrying value, we recognize an impairment loss to the extent that the carrying value exceeds the estimated fair value. The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on our continuous process of analyzing each property's economic condition over time and reviewing and updating assumptions about uncertain inherent factors, including observable inputs such as contractual revenues and unobservable inputs such as forecasted revenues and expenses, estimated net disposition proceeds, discount and capitalization rates. These unobservable inputs are based on market conditions and the property's expected growth rates. Assumptions and estimates about future cash flows and discount and capitalization rates are complex and subjective. Changes in economic and operating conditions and in our ultimate investment intent that occur subsequent to the impairment analyses could impact these assumptions and result in additional impairment.
Our assessment of expected hold period for investment properties evaluated for impairment is of particular significance because of the material impact it has on the evaluation of the property's recoverability. Changes in our disposition strategy or changes in the marketplace may alter the expected hold period of a property which may result in an impairment loss and such loss could be material to the Company's financial condition or operating performance.

Liquidity and Capital Resources
Development, Re-development, Capital Expenditures and Leasing Activities
The following table summarizes capital resources used through development and re-development, capital expenditures, and leasing activities at our retail properties owned during the year ended December 31, 2021. These costs are classified as cash used in capital expenditures and tenant improvements and investment in development and re-development projects on the consolidated statements of cash flows during the year ended December 31, 2021.

	Development and Re-development		Capital Expenditures	Leasing		Total
Direct costs	$4,562	(a)	$8,588	$5,308	(c)	$18,458
Indirect costs	904	(b)	1,465	—		2,369
Total	$5,466		$10,053	$5,308		$20,827
(a)Direct development and re-development costs relate to construction of buildings at our retail properties.
(b)Indirect development and re-development costs relate to capitalized interest, real estate taxes, insurance, and payroll attributed to improvements at our retail properties.
(c)Direct leasing costs relate to improvements to a tenant space that are either paid directly by us or reimbursed to the tenants.
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
•To service or pay down our debt;
•To pay our operating expenses; and
•To fund other general corporate uses.

We believe our recent listing on the NYSE will facilitate supplementing these sources by selling equity securities of the Company if and when we believe appropriate to do so. Also, from time to time, we may seek to acquire additional amounts of our outstanding common stock through cash purchases or exchanges for other securities. Such purchases or exchanges, if any, will depend on our liquidity requirements, contractual restrictions, and other factors.

Off Balance Sheet Arrangements
The Company does not have off balance sheet arrangements other than its joint venture, IAGM, as disclosed in "Part IV. Item 8. Note 6. Investment in Unconsolidated Entities."
Summary of Cash Flows

	Year ended December 31,		Change
	2021	2020
Cash provided by operating activities	$89,956	$94,155	$(4,199)
Cash used in investing activities	(64,701)	(49,060)	(15,641)
Cash used in financing activities	(204,171)	(82,073)	(122,098)
Decrease in cash, cash equivalents and restricted cash	(178,916)	(36,978)	(141,938)
Cash, cash equivalents and restricted cash at beginning of year	223,770	260,748	(36,978)
Cash, cash equivalents and restricted cash at end of year	$44,854	$223,770	$(178,916)
Cash provided by operating activities of $90.0 million and $94.2 million for the years ended December 31, 2021 and 2020, respectively, was generated primarily from income from property operations and operating distributions from IAGM. Cash provided by operating activities decreased $4.2 million when comparing 2021 to 2020, primarily as a result of direct listing costs of $19.8 million in 2021, which was partially offset by our collection of deferred rental payments of $4.9 million, increased distributions from IAGM of $1.7 million, decreased interest expense of $2.5 million, and overall other increased cash from property operations of $6.5 million, inclusive of our property acquisitions and dispositions since January 1, 2020.
Cash used in investing activities of $64.7 million for the year ended December 31, 2021, was primarily the result of:
•$53.1 million for acquisitions of investment properties,
•$15.4 million for capital expenditures and tenant improvements,
•$5.5 million for investment in development and re-development projects,
•$4.1 million for lease commissions and other leasing costs,
•$1.4 million for other investing cash outflows, and was partially offset by cash provided of
•$14.8 million from net proceeds received from the sale of investment properties.
Cash used in investing activities of $49.1 million for the year ended December 31, 2020, was primarily the result of:
•$41.4 million for acquisitions of investment properties,
•$12.9 million for capital expenditures and tenant improvements,
•$2.2 million for investment in development and re-development projects,
•$1.4 million for lease commissions and other leasing costs, and was partially offset by cash provided of
•$8.0 million from net proceeds received from the sale of investment properties, and
•$0.8 million from other investing cash inflows.
Cash used in financing activities of $204.2 million for the year ended December 31, 2021, was primarily the result of:
•$457.4 million for pay-offs of debt, principal payments of mortgage debt, and payment of loan fees and other deposits,
•$16.7 million for the repurchase of common stock under our share repurchase plan,
•$103.3 million for the repurchase of common stock through a tender offer,
•$55.6 million to pay distributions,
•$1.8 million for the payment of tax withholdings for share-based compensation,
•$0.4 million for the payment of finance lease liabilities, and was partially offset by cash provided of
•$431.0 million from proceeds received under our unsecured credit agreements.

Cash used in financing activities of $82.1 million for the year ended December 31, 2020, was primarily the result of:
•$171.4 million for pay-offs of debt, debt prepayment penalties, principal payments of mortgage debt, and payment of loan fees and other deposits,
•$5.2 million for the repurchase of common stock under our share repurchase plan,
•$54.2 million to pay distributions,
•$1.1 million for the payment of tax withholdings for share-based compensation,
•$0.2 million for other financing cash outflows, net, and was partially offset by cash provided of
•$150.0 million from proceeds received under our unsecured credit agreements.
We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements with a maturity of three months or less, at the date of purchase, to be cash equivalents. We maintain our cash and cash equivalents at major financial institutions. The combined account balances at one or more institutions generally exceed the FDIC insurance coverage. We periodically assess the credit risk associated with these financial institutions. We believe insignificant credit risk exists related to amounts on deposit in excess of FDIC insurance coverage.

Acquisitions and Dispositions of Real Estate Investments
In 2021, we acquired one retail property and an outparcel adjacent to an existing retail property. In 2020, we acquired two retail properties and the underlying real estate of a grocery tenant adjacent to an existing retail property. During the years ended December 31, 2021 and 2020, we invested net cash of approximately $53.1 million and $41.4 million, respectively, for these acquisitions.
In 2021, we disposed of one retail property and completed partial condemnations at four retail properties for an aggregate gross disposition price of $15.0 million. In 2020, we disposed of one retail property, completed a partial sale of one retail property, and completed partial condemnations at three retail properties for an aggregate gross disposition price of $8.5 million.

Distributions
During the year ended December 31, 2021, we declared cash distributions to our stockholders totaling $55.7 million and paid cash distributions of $55.6 million.
As we execute on our retail strategy, the Board evaluated and expects to continue to evaluate our distribution rate on a periodic basis. See "Part I. Item 1. Business - Current Strategy and Outlook" for more information regarding our retail strategy. The following table presents a historical summary of distributions declared, paid and reinvested.

	Year ended December 31,
	2021	2020	2019	2018	2017
Distributions declared	$55,721	$54,604	$53,473	$53,782	$53,758
Distributions paid	$55,561	$54,214	$53,250	$54,194	$53,358
Distributions reinvested	$—	$185	$50	$—	$—
.

Borrowings
Mortgages Payable, Maturities
The following table shows the scheduled maturities for the Company's mortgages payable as of December 31, 2021, for each of the next five years and thereafter:

Scheduled maturities by year:	As of December 31, 2021
2022	$22,399
2023	39,226
2024	15,700
2025	28,630
2026	—
Thereafter	—
Total mortgages payable	$105,955
Credit Agreements, Maturities
As of December 31, 2021, we had outstanding borrowings of $31.0 million under our revolving credit facility at an interest rate of 1.15%.
The following table shows the Company's outstanding borrowings under its unsecured term loans as of December 31, 2021.

	Principal Balance	Interest Rate	Maturity Date
$200.0 million 5 year - swapped to fixed rate	$100,000	2.6795% (a)	September 22, 2026
$200.0 million 5 year - swapped to fixed rate	100,000	2.6795% (a)	September 22, 2026
$200.0 million 5.5 year - swapped to fixed rate	50,000	2.6915% (a)	March 22, 2027
$200.0 million 5.5 year - swapped to fixed rate	50,000	2.6990% (a)	March 22, 2027
$200.0 million 5.5 year - variable rate	100,000	1.2993% (b)	March 22, 2027
Total unsecured term loans	400,000
(a)Interest rates reflect the fixed rates achieved through the Company's interest rate swaps.
(b)Interest rate reflects 1-Month LIBOR plus 1.20% effective December 2, 2021.

Contractual Obligations
We have obligations related to our mortgage loans, term loan, and revolving credit facility as described in "Note 8. Debt" in the consolidated financial statements. The unconsolidated joint venture in which we have an investment has third party mortgage debt of $166.7 million at December 31, 2021, as described in "Note 6. Investment in Unconsolidated Entities" in the consolidated financial statements. It is anticipated that our unconsolidated entity will be able to repay or refinance all of its debt on a timely basis.
The following table presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations and lease agreements. It excludes third-party debt associated with our unconsolidated joint venture and debt discounts that are not future cash obligations as of December 31, 2021.

	Payments due by year ending December 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Long term debt:
Fixed rate debt, principal (a)	$22,399	$39,226	$15,700	$28,630	$200,000	$100,000	$405,955
Variable rate debt, principal	—	—	—	31,000	—	100,000	131,000
Interest	14,067	13,228	13,342	12,492	9,642	1,227	63,998
Total long term debt	36,466	52,454	29,042	72,122	209,642	201,227	600,953
Operating lease obligations (b)	152	513	575	456	460	1,740	3,896
Finance lease obligations (c)	279	21	—	—	—	—	300
Grand total	$36,897	$52,988	$29,617	$72,578	$210,102	$202,967	$605,149
(a)Includes $200.0 million of variable-rate unsecured term loans that have been swapped to a fixed rate until September 22, 2026, and $100.0 million of variable-rate unsecured term loans that have been swapped to a fixed rate until March 22, 2027.
(b)Includes leases on corporate office spaces.
(c)Includes contracts for property improvements which have been deemed to contain finance leases.

Inflation
Although inflation has been low in recent years and has had minimal impact on the operating performance of our shopping centers, it began to increase in the fourth quarter of 2021, together with consumer prices. With respect to current economic conditions and governmental fiscal policy, inflation has become a greater risk. Rising inflation may affect our and our tenants' expenses, including, without limitation, by increasing product prices and costs such as wages, benefits, taxes, property and casualty insurance, borrowing costs and utilities. We rely on the performance of our assets to increase revenues in order to keep pace with inflation. We may not be able to offset high rates of inflation through rent increases due to the long-term nature of some of our leases.
A number of our leases contain provisions designed to partially mitigate adverse impacts of inflation. Our leases typically require the tenant to pay its share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in these costs resulting from inflation, although some larger tenants have capped the amount of these operating costs they are responsible for. A portion of our leases also include clauses enabling us to receive percentage rents based on a tenant's gross sales above specified levels or rental escalation clauses which are typically based on increases in the Consumer Price Index or similar inflation indices.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions.
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of December 31, 2021, our debt included outstanding variable-rate term loans of $400.0 million, of which $300.0 million has been swapped to a fixed rate. If market rates of interest on all variable-rate debt as of December 31, 2021, permanently increased or decreased by 1%, the annual increase or decrease in interest expense on the variable-rate debt and decrease or increase in future earnings and cash flows would be approximately $1.3 million.
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
The Financial Conduct Authority ("FCA"), which regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after June 2023. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that best represents the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR.
In November 2020, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and the FDIC (collectively, the "Agencies") issued a statement to encourage banks to stop entering into new contracts that use USD-LIBOR as the reference rate as soon as practicable, and in any event by December 31, 2021. The Agencies indicated an extension of the IBA publication of certain USD-LIBOR tenors until June 30, 2023 would allow most legacy USD-LIBOR contracts to mature before LIBOR experiences disruptions.
We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest costs could change.
Our unsecured revolving line of credit, term loan, and interest rate swaps are indexed to USD-LIBOR. However, as our amended and restated line of credit and term loan agreements and interest rate swap agreements have provisions that allow for a transition to a new alternative rate, we believe that the transition from USD-LIBOR to SOFR or other replacement rate will not have a material impact on our consolidated financial statements.

The following table summarizes the Company's four effective interest rate swaps as of December 31, 2021:

Interest Rate Swap	Effective Date	Termination Date	InvenTrust Receives Variable Rate of	InvenTrust Pays Fixed Rate of	Notional Amount	Fair Value as of December 31,
						2021	2020
5 year, fixed portion	Dec 2, 2019	Dec 21, 2023	1-Month LIBOR	1.4795%	$100,000	$(1,304)	$(3,856)
5 year, fixed portion	Dec 2, 2019	Dec 21, 2023	1-Month LIBOR	1.4795%	100,000	(1,304)	(3,856)
5.5 year, fixed portion	Dec 2, 2019	Jun 21, 2024	1-Month LIBOR	1.4915%	50,000	(674)	(2,217)
5.5 year, fixed portion	Dec 2, 2019	Jun 21, 2024	1-Month LIBOR	1.4990%	50,000	(684)	(2,231)
					$300,000	$(3,966)	$(12,160)
The following table summarizes the Company's four forward interest rate swaps as of December 31, 2021:

Interest Rate Swap	Effective Date	Termination Date	InvenTrust Receives Variable Rate of	InvenTrust Pays Fixed Rate of	Notional Amount	Fair Value as of December 31,
						2021	2020
5 year, fixed portion	Dec 21, 2023	Sep 22, 2026	1-Month LIBOR	1.5763%	$100,000	$(230)	$—
5 year, fixed portion	Dec 21, 2023	Sep 22, 2026	1-Month LIBOR	1.5730%	100,000	(212)	—
5.5 year, fixed portion	Jun 21, 2024	Mar 22, 2027	1-Month LIBOR	1.5770%	50,000	(87)	—
5.5 year, fixed portion	Jun 21, 2024	Mar 22, 2027	1-Month LIBOR	1.5960%	50,000	(118)	—
					$300,000	$(647)	$—
The following table summarizes IAGM's effective interest rate swaps as of December 31, 2021:

Interest Rate Swap	Effective Date	Termination Date	IAGM Receives Variable Rate of	IAGM Pays Fixed Rate of	Notional Amount	Fair Value as of December 31,
						2021	2020
Secured term loan	4/1/2020	11/2/2023	1-Month LIBOR	0.4290%	$45,000	$310	$(327)
Secured term loan	4/1/2020	11/2/2023	1-Month LIBOR	0.4060%	30,000	$220	$(198)
					$75,000	$530	$(525)
The gains or losses resulting from marking-to-market our derivatives each reporting period are recognized as an increase or decrease in other comprehensive income (loss) on our consolidated statements of operations and comprehensive income (loss).
Item 8. Consolidated Financial Statements and Supplementary Data
See the Index to Consolidated Financial Statements and financial statements commencing on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act, our management, including our Principal Executive Officer and our Principal Financial Officer evaluated as of December 31, 2021, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2021, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Principal Executive Officer and our Principal Financial Officer as appropriate to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated as of December 31, 2021, the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2021.
The rules of the SEC do not require us to have, and this Annual Report on Form 10-K does not include, an attestation report of an independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this Item is contained in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 11. Executive Compensation
The information called for by this Item is contained in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item is contained in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, and is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information regarding our equity compensation plans as of December 31, 2021.

	I	II
Equity compensation plans not approved by security holders:	Number of Shares Issuable Upon Vesting of Outstanding RSU Awards (a)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column I) (b)
InvenTrust Properties Corp. 2015 Incentive Award Plan (c)	609,603	1,498,127
Represents restricted share unit ("RSU") awards outstanding under the Incentive Award Plan as of December 31, 2021.
a.Includes shares of common stock available for future grants under the Incentive Award Plan as of December 31, 2021.
b.The weighted average grant date price per share of common stock underlying the unvested restricted stock units based on total outstanding restricted stock units as of December 31, 2021 was $30.12 .
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item is contained in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information called for by this Item is contained in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, and is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this Annual Report

EXHIBIT NO.	DESCRIPTION
2.1	Master Modification Agreement, dated as of March 12, 2014, by and among Inland American Real Estate Trust, Inc., Inland American Business Manager & Advisor, Inc., Inland American Lodging Corporation, Inland American Holdco Management LLC, Inland American Retail Management LLC, Inland American Office Management LLC, Inland American Industrial Management LLC and Eagle I Financial Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on March 13, 2014)
2.2	Asset Acquisition Agreement, dated as of March 12, 2014, by and among Inland American Real Estate Trust, Inc., Inland American Holdco Management LLC, Inland American Retail Management LLC, Inland American Office Management LLC, Inland American Industrial Management LLC and Eagle I Financial Corp. (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on March 13, 2014)
2.3	Separation and Distribution Agreement by and between Inland American Real Estate Trust, Inc. and Xenia Hotels & Resorts, Inc., dated as of January 20, 2015 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on January 23, 2015)
2.4	Separation and Distribution Agreement by and between InvenTrust Properties Corp. and Highlands REIT, Inc., dated as of April 14, 2016 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on April 14, 2016)
2.5	Stock Purchase Agreement by and among InvenTrust Properties Corp., University House Communities Group, Inc. and UHC Acquisition Sub LLC, dated as of January 3, 2016 (incorporated by reference to Exhibit 2.1 to the Registrant's Form 10-Q, as filed by the Registrant on May 10, 2016)
2.6	Amendment No. 1 to Stock Purchase Agreement, dated as of May 30, 2016, by and among InvenTrust Properties Corp., University House Communities Group, Inc. and UHC Acquisition Sub LLC (incorporated by reference to Exhibit 2.2 to the Registrant's Form 8-K, as filed by the Registrant on June 27, 2016)
2.7	Amendment No. 2 to Stock Purchase Agreement, dated as of June 20, 2016, by and among InvenTrust Properties Corp., University House Communities Group, Inc. and UHC Acquisition Sub LLC (incorporated by reference to Exhibit 2.3 to the Registrant's Form 8-K, as filed by the Registrant on June 27, 2016)
3.1	Seventh Articles of Amendment and Restatement of InvenTrust Properties Corp., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on May 14, 2015)
3.2	Articles of Amendment of InvenTrust Properties Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on August 5, 2021)
3.3	Articles of Amendment of InvenTrust Properties Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on August 5, 2021)
3.4	Articles Supplementary of InvenTrust Properties Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on October 12, 2021)
3.5	Third Amended and Restated Bylaws of the Company, dated as of October 12, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on October 12, 2021)

EXHIBIT NO.	DESCRIPTION
4.1	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the SEC on July 31, 2007 (file number 333-139504))
4.2	Third Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix A to the prospectus dated November 1, 2019 included in Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (No. 333-172862) filed November 1, 2019)
4.3*
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed by the Registrant with the SEC on February 15, 2022)

10.1	Amended and Restated Master Management Agreement, dated as of March 12, 2014, by and between Inland American Real Estate Trust, Inc. and Inland American Retail Management LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 13, 2014)
10.2	Amended and Restated Master Management Agreement, dated as of March 12, 2014, by and between Inland American Real Estate Trust, Inc. and Inland American Office Management LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 13, 2014)
10.3	Amended and Restated Master Management Agreement, dated as of March 12, 2014, by and between Inland American Real Estate Trust, Inc. and Inland American Industrial Management LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 13, 2014)
10.4	Articles of Association of Oak Real Estate Association by and among Inland Real Estate Corporation, Inland Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc. and Inland American Real Estate Trust, Inc., dated September 29, 2006 (incorporated by reference to Exhibit 10.139 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on November 7, 2006)
10.5	Operating Agreement of Oak Property and Casualty L.L.C. by and among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc. and Inland American Real Estate Trust, Inc, dated September 29, 2006 (incorporated by reference to Exhibit 10.140 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on November 7, 2006)
10.6	Oak Property and Casualty L.L.C. Membership Participation Agreement by and among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc., and Oak Property and Casualty L.L.C. dated September 29, 2006 (incorporated by reference to Exhibit 10.141 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on November 7, 2006)
10.7	Indemnity Agreement, dated as of August 8, 2014, by and between Inland American Real Estate Trust, Inc., and Xenia Hotels & Resorts, Inc., and Inland American Lodging Group, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on August 14, 2014)
10.8.1^	Separation and Consulting Agreement, dated as of September 6, 2017, between InvenTrust Properties Corp. and David F. Collins (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 7, 2017)
10.8.2^	First Amendment to Separation and Consulting Agreement, dated as of December 8, 2017, between InvenTrust Properties Corp. and David F. Collins (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on December 11, 2017)
10.8.3^	Second Amendment to Separation and Consulting Agreement, dated as of October 5, 2018, between InvenTrust Properties Corp. and David F. Collins (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on October 9, 2018)
10.9^	Employment Offer Letter, dated as of May 10, 2018, by and between InvenTrust Properties Corp. and Ivy Greaner
10.10^	Severance Agreement and General Release, dated as of August 27, 2018, by and between Michael E. Podboy and InvenTrust Properties Corp. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on August 27, 2018)
10.11^	Employment Offer Letter, dated as of June 20, 2019, by and between InvenTrust Properties Corp. and Daniel J. Busch (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q as filed by the Registrant on August 8, 2019)
10.12	Asset Purchase Agreement, dated as of September 17, 2014, by and among Inland American Real Estate Trust, Inc., IHP I Owner JV, LLC, IHP West Homestead (PA) Owner LLC and Northstar Realty Finance Corp. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 22, 2014)
10.13.1^	InvenTrust Properties Corp. 2015 Incentive Award Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement, as filed by the Registrant with the SEC on June 19, 2015)
10.13.2^	First Amendment to InvenTrust Properties Corp. 2015 Incentive Award Plan, dated May 6, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 15, 2016)
10.14^	Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 10, 2017)
10.15^	Form of Director Restricted Stock Unit Agreement for 2016 Pro Rata Awards (incorporated by reference to Exhibit 10.10.3 to the Registrant's Form 10-K, as filed by the Registrant with the SEC on March 17, 2017)
10.16^	Form of Director Restricted Stock Unit Agreement for 2017 Annual Pro Rata Awards (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 10, 2017)
10.17^	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 10, 2017)
10.18^	InvenTrust Properties Corp. Director Compensation Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 10, 2017)
10.19^	InvenTrust Properties Corp. Executive Severance and Change of Control Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant on July 13, 2018)

EXHIBIT NO.	DESCRIPTION
10.20^	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on May 14, 2019)
10.21	First Amendment to Indemnity Agreement by and among Inland American Real Estate Trust, Inc. and Xenia Hotels & Resorts, Inc., dated as of February 3, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on February 9, 2015)
10.22.1	Amended and Restated Term Loan Credit Agreement dated as of December 21, 2018, among InvenTrust Properties Corp., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A and U.S. Bank National Association, as tranche A-1 Co-Syndication Agents, PNC Bank, National Association and U.S. Bank National Association, as tranche A-2 Co-Syndication Agents, BMO Harris Bank, N.A. and Fifth Third Bank, as tranche A-1 Co-Documentation Agents, KeyBank National Association, as tranche A-2 Documentation Agent, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on December 31, 2018)
10.22.2
First Amendment, dated as of September 22, 2021, to Amended and Restated Term Loan Credit Agreement, among InvenTrust Properties Corp., Wells Fargo Bank, National Association and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 22, 2021)

10.23.1	Second Amended and Restated Credit Agreement dated as of December 21, 2018, among InvenTrust Properties Corp., as borrower, KeyBank National Association, as Administrative Agent, KeyBanc Capital Markets Inc. and Wells Fargo Securities, LLC, as Joint Book Managers, KeyBanc Capital Markets Inc., Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., Bank of America, N.A., PNC Bank, National Association, and BMO Harris Bank, N.A., as Joint Lead Arrangers, Wells Fargo Bank, National Association, and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Bank of America, N.A., PNC Bank, National Association, and BMO Harris Bank, N.A., as Co-Documentation Agents, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on December 31, 2018)
10.23.2
First Amendment, dated as of September 22, 2021, to Second Amended and Restated Credit Agreement, among InvenTrust Properties Corp., KeyBank, National Association and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K, as filed by the Registrant with the SEC on September 22, 2021)

10.24^	Form of Director Restricted Stock Unit Agreement for Annual Awards (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 7, 2020)
10.25^
Separation and Consulting Agreement, by and between InvenTrust Properties Corp. and Thomas McGuinness, dated as of February 18, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on February 23, 2021)

10.26
Third Amended and Restated Share Repurchase Program (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on April 12, 2021)

10.27^	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on November 9, 2017)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of KPMG LLP
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Annual Report for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 15, 2022, is formatted in Extensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed as part of this Annual Report
**	This certification is deemed furnished, and not filed, with the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
^	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INVENTRUST PROPERTIES CORP.

By:	/s/ Daniel J. Busch
Name:	Daniel J. Busch
President and Chief Executive Officer
Date:	February 15, 2022
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Daniel J. Busch	President, Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2022
Name:	Daniel J. Busch

By:	/s/ Michael Phillips	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 15, 2022
Name:	Michael Phillips

By:	/s/ Stuart Aitken	Director	February 15, 2022
Name:	Stuart Aitken

By:	/s/ Amanda Black	Director	February 15, 2022
Name:	Amanda Black

By:	/s/ Thomas F. Glavin	Director	February 15, 2022
Name:	Thomas F. Glavin

By:	/s/ Thomas P. McGuinness	Director	February 15, 2022
Name:	Thomas P. McGuinness

By:	/s/ Scott A. Nelson	Director	February 15, 2022
Name:	Scott A. Nelson

By:	/s/ Paula J. Saban	Director	February 15, 2022
Name:	Paula J. Saban

By:	/s/ Michael A. Stein	Director	February 15, 2022
Name:	Michael A. Stein

By:	/s/ Julian E. Whitehurst	Director	February 15, 2022
Name:	Julian E. Whitehurst

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE
Consolidated Financial Statements and Supplementary Data
All other schedules have been omitted as the information is inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or related notes thereto.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
InvenTrust Properties Corp.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of InvenTrust Properties Corp. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
Expected hold period of investment properties
As discussed in Note 2 to the consolidated financial statements, the Company assesses the carrying values of its investment properties (including any related intangible assets or liabilities) on an individual basis when events or changes in circumstances, including changes in the expected holding period, indicate their carrying value may not be fully recoverable. If it is determined that the carrying value of the investment property is not recoverable because the expected undiscounted cash flows do not exceed that carrying value of the property, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value. Net investment properties as of December 31, 2021 was $1,923 million, or 87% of total assets.

We identified the assessment of the expected hold period for the investment properties evaluated for impairment as a critical audit matter because of the significance of the estimate to the evaluation of the recoverability of the investment properties. Changes in the expected hold period could have a material impact on the projected operating cash flows utilized in the recoverability analysis for the investment property. Subjective and challenging auditor judgment was required to evaluate the reasonableness of management’s assessment of expected hold period.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the Company’s consideration of individual real estate properties for potential reductions in expected hold period:
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
Chicago, Illinois
February 15, 2022

INVENTRUST PROPERTIES CORP.
Consolidated Balance Sheets
(in thousands, except share amounts)

	As of December 31,
	2021	2020
Assets
Investment properties
Land	$598,936	$577,750
Building and other improvements	1,664,525	1,640,693
Construction in progress	9,642	3,246
Total	2,273,103	2,221,689
Less accumulated depreciation	(350,256)	(292,248)
Net investment properties	1,922,847	1,929,441
Cash, cash equivalents and restricted cash	44,854	223,770
Investment in unconsolidated entities	107,944	109,051
Intangible assets, net	81,026	95,722
Accounts and rents receivable	30,059	28,983
Deferred costs and other assets, net	25,685	20,372
Total assets	$2,212,415	$2,407,339

Liabilities
Debt, net	$533,082	$555,109
Accounts payable and accrued expenses	36,208	28,284
Distributions payable	13,802	13,642
Intangible liabilities, net	28,995	34,872
Other liabilities	28,776	36,569
Total liabilities	640,863	668,476
Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 40,000,000 shares authorized, none outstanding.	—	—
Common stock, $0.001 par value, 1,460,000,000 shares authorized, 67,344,374 shares issued and outstanding as of December 31, 2021 and 71,998,654 shares issued and outstanding as of December 31, 2020	67	72
Additional paid-in capital	5,452,550	5,566,902
Distributions in excess of accumulated net income	(3,876,743)	(3,815,662)
Accumulated comprehensive loss	(4,322)	(12,449)
Total stockholders' equity	1,571,552	1,738,863
Total liabilities and stockholders' equity	$2,212,415	$2,407,339
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share amounts)

	Year Ended December 31
	2021	2020	2019
Income
Lease income, net	$207,350	$192,957	$220,653
Other property income	1,087	1,229	1,981
Other fee income	3,542	3,647	3,856
Total income	211,979	197,833	226,490

Operating expenses
Depreciation and amortization	87,143	87,755	97,429
Property operating	32,788	27,909	31,944
Real estate taxes	31,312	30,845	34,232
General and administrative	38,192	33,141	35,361
Direct listing costs	19,769	—	—
Total operating expenses	209,204	179,650	198,966

Other (expense) income
Interest expense, net	(16,261)	(18,749)	(22,717)
Loss on extinguishment of debt	(400)	(2,543)	(2,901)
Provision for asset impairment	—	(9,002)	(2,359)
Gain on sale of investment properties, net	1,522	1,752	62,011
Equity in earnings (losses) of unconsolidated entities	6,398	(3,141)	957
Other income and expense, net	606	3,326	1,384
Total other (expense) income, net	(8,135)	(28,357)	36,375

Net (loss) income from continuing operations	(5,360)	(10,174)	63,899
Net loss from discontinued operations	—	—	(25,500)
Net (loss) income	$(5,360)	$(10,174)	$38,399

Weighted-average common shares outstanding, basic	71,072,933	72,040,623	72,914,406
Weighted-average common shares outstanding, diluted	71,072,933	72,040,623	72,990,790

Net (loss) income per common share, continuing operations, basic and diluted	$(0.08)	$(0.14)	$0.88
Net loss per common share, discontinued operations, basic and diluted	$—	$—	$(0.35)
Net (loss) income per common share, basic and diluted	$(0.08)	$(0.14)	$0.53

Distributions declared per common share outstanding	$0.78	$0.76	$0.73
Distributions paid per common share outstanding	$0.78	$0.75	$0.73

Comprehensive income (loss)
Net (loss) income	$(5,360)	$(10,174)	$38,399
Unrealized gain (loss) on derivatives	3,795	(16,199)	816
Reclassification for amounts recognized in net (loss) income	4,332	2,693	(1,396)
Comprehensive income (loss)	$2,767	$(23,680)	$37,819
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Equity
(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income (Loss)	Total
Beginning balance, January 1, 2019	72,908,273	$73	$5,586,407	$(3,735,810)	$1,637	$1,852,307
Net income	—	—	—	38,399	—	38,399
Unrealized gain on derivatives	—	—	—	—	816	816
Reclassification to interest expense, net	—	—	—	—	(1,396)	(1,396)
Distributions declared	—	—	—	(53,473)	—	(53,473)
Stock-based compensation, net	76,650	—	3,324	—	—	3,324
Repurchase of common stock under share repurchase plan	(851,760)	(1)	(20,375)	—	—	(20,376)
Ending balance, December 31, 2019	72,133,163	72	5,569,356	(3,750,884)	1,057	1,819,601
Net loss	—	—	—	(10,174)	—	(10,174)
Unrealized loss on derivatives	—	—	—	—	(16,199)	(16,199)
Reclassification to interest expense, net	—	—	—	—	2,634	2,634
Reclassification to equity in losses of unconsolidated entities	—	—	—	—	59	59
Distributions declared	—	—	—	(54,604)	—	(54,604)
Stock-based compensation, net	71,199	—	2,840	—	—	2,840
Repurchase of common stock under share repurchase plan	(213,612)	—	(5,201)	—	—	(5,201)
Common stock issuance costs in excess of proceeds from distribution reinvestment plan	7,904	—	(93)	—	—	(93)
Ending balance, December 31, 2020	71,998,654	72	5,566,902	(3,815,662)	(12,449)	1,738,863
Net loss	—	—	—	(5,360)	—	(5,360)
Unrealized gain on derivatives	—	—	—	—	3,795	3,795
Reclassification to interest expense, net	—	—	—	—	4,198	4,198
Reclassification to equity in earnings of unconsolidated entities	—	—	—	—	134	134
Distributions declared	—	—	—	(55,721)	—	(55,721)
Stock-based compensation, net	101,363	6	5,653	—	—	5,659
Repurchase of common stock under share repurchase plan	(755,643)	(7)	(16,678)	—	—	(16,685)
Repurchase of common stock through tender offer	(4,000,000)	(4)	(103,327)	—	—	(103,331)
Ending balance, December 31, 2021	67,344,374	$67	$5,452,550	$(3,876,743)	$(4,322)	$1,571,552
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net (loss) income	$(5,360)	$(10,174)	$38,399
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	87,143	87,755	97,429
Amortization of above and below-market leases and lease inducements, net	(4,318)	(7,060)	(6,148)
Amortization of debt premiums, discounts, and financing costs, net	1,816	1,826	1,706
Straight-line rent adjustment, net	(3,272)	(2,590)	(3,609)
Provision for asset impairment	—	9,002	2,359
Provision for estimated credit losses	2,271	11,119	1,557
Gain on sale of investment properties, net	(1,522)	(1,752)	(62,011)
Loss on extinguishment of debt	400	2,543	2,901
Equity in (earnings) losses of unconsolidated entities	(6,398)	3,141	(957)
Distributions from unconsolidated entities	8,085	6,380	8,228
Stock-based compensation, net	9,116	4,449	5,541
Provision for indemnification claims	—	—	25,500
Changes in operating assets and liabilities:
Accounts and rents receivable	257	(7,451)	(4,922)
Deferred costs and other assets, net	(1,834)	192	(1,624)
Accounts payable and accrued expenses	1,875	(1,888)	(66)
Other liabilities	1,697	(1,337)	1,725
Net cash provided by operating activities	89,956	94,155	106,008
Cash flows from investing activities:
Purchase of investment properties	(53,078)	(41,446)	(359,095)
Capital expenditures and tenant improvements	(15,361)	(12,918)	(17,754)
Investment in development and re-development projects	(5,466)	(2,189)	(7,103)
Proceeds from the sale of investment properties, net	14,807	8,027	346,707
Proceeds from the sale of unconsolidated entity	—	—	30,000
Indemnification payment related to the sale of investment properties	—	—	(30,000)
Lease commissions and other leasing costs	(4,055)	(1,391)	(5,621)
Other assets	(179)	3,096	333
Other liabilities	(1,369)	(2,239)	736
Net cash used in investing activities	(64,701)	(49,060)	(41,797)
Cash flows from financing activities:
Payment of tax withholdings for share-based compensation	$(1,833)	$(1,072)	$(1,397)
Repurchase of common stock under share repurchase plan	(16,685)	(5,201)	(20,384)
Repurchase of common stock through tender offer	(103,331)	—	—
Proceeds from distribution reinvestment plan	—	185	—
Distributions to stockholders	(55,561)	(54,214)	(53,250)
Proceeds from debt	431,000	150,000	118,000
Payoffs of debt	(450,000)	(167,349)	(106,041)
Debt prepayment penalties	—	(2,504)	(1,834)
Principal payments on mortgage debt	(1,306)	(1,441)	(2,692)

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Payment of loan fees and deposits	(6,065)	(100)	(446)
Payment of finance lease liabilities	(390)	(377)	(272)
Net cash used in financing activities	(204,171)	(82,073)	(68,316)
Net decrease in cash, cash equivalents and restricted cash	(178,916)	(36,978)	(4,105)
Cash, cash equivalents and restricted cash at beginning of year	223,770	260,748	264,853
Cash, cash equivalents and restricted cash at end of year	$44,854	$223,770	$260,748

Supplemental disclosure of cash flow information:
Cash flow disclosure, including non-cash investing and financing activities:
Cash paid for interest, net of capitalized interest	$14,570	$17,256	$21,259
Cash paid for income taxes, net of refunds	$276	$833	$446
Distributions payable to stockholders	$13,802	$13,642	$13,252
Accrued capital expenditures and tenant improvements	$3,552	$1,404	$1,180
Capitalized costs placed in service	$7,453	$8,213	$29,027
Gross issuance of shares for share-based compensation	$5,040	$3,593	$4,051
Reclassification of registration statement costs incurred to equity issuance costs	$—	$278	$—

Purchase of investment properties:
Net investment properties	$45,791	$37,329	$332,148
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	8,734	6,066	37,103
Accounts payable and accrued expenses, lease intangibles, and other liabilities	(1,447)	(1,949)	(10,156)
Cash outflow for purchase of investment properties, net	53,078	41,446	359,095
Capitalized acquisition costs	(59)	(121)	(2,334)
Credits and other changes in cash outflow, net	1,691	922	9,003
Gross acquisition price of investment properties	$54,710	$42,247	$365,764

Sale of investment properties:
Net investment properties	$10,953	$6,400	$286,682
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	2,332	249	9,295
Accounts payable and accrued expenses, lease intangibles, and other liabilities	—	(374)	(9,189)
Gain on sale of investment properties, net	1,522	1,752	62,011
Loss on extinguishment of debt	—	—	(2,092)
Proceeds from sale of investment properties, net	14,807	8,027	346,707
Credits and other changes in cash inflow, net	174	11,093	11,093
Gross disposition price of investment properties	$14,981	$19,120	$357,800
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2021, 2020 and 2019

1. Organization
On October 4, 2004, InvenTrust Properties Corp. (the "Company" or "InvenTrust") was incorporated as Inland American Real Estate Trust, Inc., a Maryland corporation, and has elected and operates in a manner to be taxed as a real estate investment trust ("REIT") for federal tax purposes. The Company changed its name to InvenTrust Properties Corp. in April of 2015 and is focused on owning, leasing, redeveloping, acquiring and managing a multi-tenant retail platform.
The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries. Subsidiaries generally consist of limited liability companies ("LLCs") and limited partnerships ("LPs"). All significant intercompany balances and transactions have been eliminated.
Each retail property is owned by a separate legal entity that maintains its own books and financial records. Each separate legal entity's assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in "Note 6. Investment in Unconsolidated Entities". As of December 31, 2021 and 2020, the Company had an investment in one unconsolidated real estate joint venture, as disclosed in "Note 6. Investment in Unconsolidated Entities".
The Company determined it has a single reportable segment, multi-tenant retail, for disclosure purposes in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP"). Unless otherwise noted, all square feet and dollar amounts are stated in thousands, except share, per share and per square foot data. Number of properties and square feet are unaudited.
The following table summarizes the Company's retail portfolio as of December 31, 2021 and 2020:

	Wholly-Owned Retail Properties		Unconsolidated Retail Properties at 100%
	2021	2020	2021	2020
No. of properties	55	55	7	10
Gross Leasable Area (square feet)	8,560	8,392	1,768	2,470
New York Sock Exchange Listing and Reverse Stock Split
On October 12, 2021, the Company’s shares of common stock were listed and began trading on the New York Stock Exchange ("NYSE") under the ticker symbol "IVT" (the "NYSE Listing"). On August 5, 2021, the Company effected a 1-for-10 reverse stock split of its common stock. As a result of the reverse stock split, every ten shares of issued and outstanding common stock were changed into one share of common stock, with any fractional shares being rounded up to the next higher whole share. Immediately after effecting the reverse stock split, the Company decreased the par value of each issued and outstanding share of common stock from $0.01 par value per share to $0.001 par value per share. In addition, equitable adjustments were made to the maximum number of shares of common stock that may be issued pursuant to the "Incentive Award Plan" and the maximum number of shares of common stock that may be issued upon exercise of incentive stock options under the Incentive Award Plan, in each case, to reflect the 1-for-10 reverse stock split. The number of shares of common stock subject to outstanding awards under the Incentive Award Plan, and certain performance goals applicable to such awards, have also been equitably adjusted to reflect the 1-for-10 reverse stock split. Unless otherwise noted, the share and per share information of the Company's common stock in these consolidated financial statements have been retroactively adjusted to give effect to the 1-for-10 reverse stock split for all periods presented.
"Dutch Auction" Tender Offer
On October 12, 2021, in conjunction with the NYSE Listing, the Company commenced a modified "Dutch Auction" tender offer (the "Tender Offer") to purchase for cash up to $100.0 million of its shares of common stock at a price not greater than $28.00 nor less than $25.00 per share, net to the seller in cash, less any applicable withholding of taxes and without interest. The Tender Offer expired on November 8, 2021.
As a result of the Tender Offer, the Company accepted for purchase 4,000,000 shares of its common stock (which represented approximately 5.6% of the total number of shares of common stock outstanding as of November 8, 2021) at a purchase price of $25.00 per share, for a cost of approximately $100.0 million, excluding related fees and expenses. Aggregate fees and expenses of $3.3 million were recognized as reductions to common stock and additional paid-in capital.

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
Reclassifications
The Company has made certain reclassifications to the consolidated balance sheet as of December 31, 2020 to conform to the 2021 presentation, including $1,160 reported as restricted cash, now reported as cash, cash equivalents and restricted cash.
Variable Interest Entities
The Company evaluates its investments in LLCs and LPs to determine whether each such entity may be a variable interest entity ("VIE"). The accounting standards related to the consolidation of VIEs require qualitative assessments to determine whether the Company is the primary beneficiary. Determination of the primary beneficiary is based on whether the Company has (i) power to direct significant activities of the VIE and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The Company consolidates a VIE if it is deemed to be the primary beneficiary. The equity method of accounting is applied to entities in which the Company is not the primary beneficiary, or if the entity is not a VIE and the Company does not have control, but can exercise significant influence over the entity with respect to its operations and major decisions. As of December 31, 2021 and 2020, the Company had no VIEs.
Revenue Recognition
Adoption of Topic 842
In conjunction with the adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 842, Leases, ("Topic 842") on January 1, 2019, the Company elected the package of practical expedients which permitted the Company to not reassess: (1) whether any expired or existing contracts are, or contain leases; (2) the lease classification for any expired or existing leases; and (3) any initial direct costs for existing leases as of the effective date. In addition, the Company has elected to not separate lease and non-lease components for all qualifying leases. In effect, this generally relieves the Company from accounting for certain consideration under ASC 606, Revenue from Contracts with Customers ("Topic 606"). As a result of the election, all income arising from leases is presented on a combined basis as lease income, net.
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
Minimum lease payments are recognized on a straight-line basis over the term of each lease. The cumulative difference between fixed consideration recognized on a straight-line basis and the cash payments due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable.
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
Credit Losses
The Company reviews the collectability of amounts due from its tenants on a regular basis. Such reviews consider the tenant's financial condition and payment history and other economic conditions impacting the tenant. Changes in collectability occur when the Company no longer believes it is probable that substantially all the lease payments will be collected over the term of the lease. If collection is not probable, regardless of whether the Company has entered into an amendment to provide the tenant with COVID-19 related rent relief, the lease payments will be accounted for on a cash basis, and revenue will be recorded as cash is received. If reassessed, and the collection of substantially all of the lease payments from the tenant becomes probable, the accrual basis of revenue recognition is reestablished. The provision for estimated credit losses resulting from changes in the expected collectability of lease payments, including variable payments, is recognized as a direct adjustment to lease income, and a direct write-off of the operating lease receivables, including straight-line rent receivable.

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
Acquisition of Real Estate
The Company evaluates the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are expensed. If an acquisition qualifies as an asset acquisition, the related transaction costs are generally capitalized and amortized over the useful life of the acquired assets. Generally, our acquisitions of real estate qualify as asset acquisitions.
The Company allocates the purchase price of real estate to land, building, other building improvements, tenant improvements, intangible assets and liabilities (such as the value of above- and below-market leases, in-place leases and origination costs associated with in-place leases). The values of above- and below-market leases are recorded as intangible assets and intangible liabilities, respectively, and are amortized as either a decrease (in the case of above-market leases) or an increase (in the case of below-market leases) to lease income, net over the remaining term of the associated tenant lease. The values, if any, associated with in-place leases are recorded as intangible assets and amortized to depreciation and amortization expense over the remaining lease term.
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

With the assistance of a third-party valuation specialist, the Company performs the following procedures for assets acquired:
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
Properties Held for Sale
In determining whether to classify a property as held for sale, the Company considers whether: (i) management has committed to a plan to sell the property; (ii) the property is available for immediate sale, in its present condition; (iii) the Company has initiated a program to locate a buyer; (iv) the Company believes that the sale of the property is probable; (v) the Company has received a significant non-refundable deposit for the purchase of the property; (vi) the Company is actively marketing the property for sale at a price that is reasonable in relation to its estimated fair value; and (vii) actions required for the Company to complete the plan indicate that it is unlikely that any significant changes will be made to the plan. When all criteria are met, the property is classified as held for sale and carried at the lower of cost or estimated fair value less costs to sell. Additionally, if the sale represents a strategic shift that has (or will have) a major effect on the Company's results and operations, the income and expenses for the period are classified as discontinued operations on the consolidated statements of operations and comprehensive income (loss) for all periods presented.
Impairment of Long Lived Assets
The Company assesses the carrying values of long-lived tangible and intangible assets whenever events or changes in circumstances indicate that they may not be fully recoverable. An example of an event or changed circumstance is a reduction in the expected hold period of a property. When such event or circumstances occur, if it is expected that the carrying value is not recoverable, because the expected undiscounted cash flows do not exceed that carrying value, the Company recognize an impairment loss to the extent that the carrying value exceeds the estimated fair value. The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on the Company's continuous process of analyzing each property's economic condition over time and reviewing and updating assumptions about uncertain inherent factors, including observable inputs such as contractual revenues and unobservable inputs such as forecasted revenues and expenses, estimated net disposition proceeds, and discount rate. These unobservable inputs are based on a property's market conditions and expected growth rates. Assumptions and estimates about future cash flows and capitalization rates are complex and subjective. Changes in economic and operating conditions and the Company's ultimate investment intent that occur subsequent to the impairment analyses could impact these assumptions and result in additional impairment.
The Company's assessment of expected hold period for investment properties evaluated for impairment is of particular significance because of the material impact it has on the evaluation of the property's recoverability. Changes in the Company's disposition strategy or changes in the marketplace may alter the hold period of an asset or asset group which may result in an impairment loss and such loss could be material to the Company's financial condition or operating performance.
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
Depreciation expense is computed using the straight-line method. A range of estimated useful lives of 15-30 years is used for buildings and other improvements, and a range of 5-20 years is used for furniture, fixtures and equipment. Finance lease right-of-use ("ROU") asset amortization is computed using the straight-line method over the lease term and included in depreciation and amortization expense.
Tenant improvements are amortized on a straight-line basis over the lesser of the life of the tenant improvement or the lease term. Amortization is included in depreciation and amortization expense.
Deferred leasing costs are recognized as a part of deferred costs and other assets, net and are amortized to depreciation and amortization expense over the remaining term of the associated tenant lease.
Direct and indirect costs that are clearly related to the construction and improvements of investment properties are capitalized. Costs incurred for interest, property taxes and insurance are capitalized during periods in which activities necessary to prepare the property for its intended use are in progress.
Cash, Cash Equivalents and Restricted Cash
The Company considers all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements with a maturity of three months or less, at the date of purchase, to be cash equivalents. The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at one or more institutions generally exceed the Federal Deposit Insurance Corporation ("FDIC") insurance coverage. The Company periodically assesses the credit risk associated with these financial institutions. The Company believes insignificant credit risk exists related to amounts on deposit in excess of FDIC insurance coverage.
The Company had restricted cash of $7,865 and $1,160 as of December 31, 2021 and 2020, respectively. Restricted cash often consists of lenders’ escrows, operating real estate escrows for taxes, insurance, capital expenditures and payments required under certain lease agreements, and funds restricted through lender or other agreements, including funds held in escrow for future acquisitions.
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
The carrying amounts of cash, cash equivalents and restricted cash, accounts and rents receivables, other assets, accounts payable, accrued expenses and other liabilities reasonably approximate fair value, in management’s judgment, because of their short-term nature. Fair value information pertaining to derivative financial instruments, investment properties, investments in unconsolidated entities and debt is provided in "Note 9. Fair Value Measurements".

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
The Company recognizes all derivatives on the consolidated balance sheets at fair value. Additionally, changes in fair value will affect either equity or earnings depending on whether the derivative instruments qualify as a hedge for accounting purposes and, if so, the nature of the hedging activity. When the underlying transaction is terminated or completed, all changes in the fair value of the instrument are marked-to-market with changes in value included in earnings each period until the instrument matures. Any derivative instrument used for risk management that does not meet the criteria for hedge accounting is marked-to-market each period in earnings. The Company does not use derivatives for trading or speculative purposes.
Income Taxes
The Company has elected and operates in a manner to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") for federal income tax purposes commencing with the tax year ended December 31, 2005. To qualify as a REIT, the Company is generally required to distribute at least 90% of its REIT taxable income (subject to certain adjustments) to its stockholders each year (the "90% Distribution Requirement"). As a REIT, the Company is entitled to a tax deduction for some or all of the dividends paid to stockholders. Accordingly, the Company generally will not be subject to federal income taxes as long as it currently distributes to stockholders an amount equal to or in excess of the Company's taxable income. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.
From time to time, the Company may elect to treat certain of its consolidated subsidiaries as taxable REIT subsidiaries ("TRSs") pursuant to the Code. Among other activities, TRSs may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates.
Income tax expense or benefit is recognized as a part of other income and expense, net. During the year ended December 31, 2021, the Company did not have any operations within TRSs. During the year ended December 31, 2020, the Company either revoked the TRS elections or dissolved the legal entities for any of its consolidated subsidiaries that were TRSs.
Income tax expense for the year ended December 31, 2021 generally pertains to Texas margin tax. Income tax expense for the years ended December 31, 2020 and 2019 is generally comprised of federal and state taxes paid by consolidated TRSs and certain state taxes paid by the Company. Under the federal legislation enacted on March 27, 2020, known as the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), certain limitations on the deductibility of net operating losses ("NOLs") enacted under prior federal tax legislation have been temporarily rolled back. As a result of the anticipated NOL carryback claims for the Company's TRSs, total additional tax benefits of $1,172 were recognized as a part of other income and expense, net during the year ended December 31, 2020.
The Company has accrued no material interest or penalties relating to income taxes. As of December 31, 2021, the Company's 2020, 2019, and 2018 tax years remain subject to examination by U.S. and various state tax jurisdictions.

Share-Based Compensation
As of December 31, 2021, the Company has one share-based compensation plan under which time-based restricted stock units ("RSUs") and performance-based RSUs have been issued with tandem dividend equivalents. Compensation expense related to these awards, which are generally equity classified, and the tandem dividend equivalent cash payments are recognized as a part of general and administrative expense.
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

The Company continues to evaluate the guidance of Topic 848 and expects that its application will not change its presentation of derivatives as cash flow hedges.

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

3. Revenue Recognition
Operating Leases
Minimum lease payments to be received under long-term operating leases and short-term specialty leases, excluding additional percentage rent based on tenants' sales volume and tenant reimbursements of certain operating expenses, and assuming no exercise of renewal options or early termination rights, are as follows:

For the year ending December 31,	As of December 31, 2021
2022	$151,695
2023	139,212
2024	123,513
2025	106,443
2026	91,175
Thereafter	257,841
Total	$869,879
The table above includes payments from tenants who have taken possession of their space and tenants who have been moved to the cash basis of accounting for revenue recognition purposes. The remaining lease terms range from less than one year to seventy-seven years.
The following table reflects the disaggregation of lease income, net:

	Year Ended December 31,
	2021	2020	2019
Minimum base rent	$128,716	$127,630	$139,827
Real estate tax recoveries	27,874	27,898	31,484
Common area maintenance, insurance, and other recoveries	23,948	21,842	24,187
Ground rent income	13,167	12,976	13,789
Above and below-market rent and lease inducement amortization, net	4,318	7,060	6,148
Short-term and other lease income	3,378	2,825	2,094
Termination fee income	406	1,255	1,217
Straight-line rent adjustment, net	3,272	2,590	3,464
Provision for uncollectible straight-line rent	(468)	(3,214)	(145)
Provision for uncollectible billed rent and recoveries	(2,264)	(9,212)	(1,722)
Reversal of uncollectible billed rent and recoveries	5,003	1,307	310
Lease income, net	$207,350	$192,957	$220,653
As of December 31, 2021, the Company had granted approximately $5,339 on a cumulative basis of rental payment deferrals, with contractual payment terms through the year ending December 31, 2023. During the year ended December 31, 2021, deferred rental payments of $4,973 became due of which the Company has collected $4,858 as of December 31, 2021.
Other Fee Income
Other fee income is derived from services provided to the Company's unconsolidated real estate joint venture and therefore deemed to be related party transactions. The property management, asset management, leasing and other services are provided over the term of the contract which has a remaining original duration through 2023. The Company had receivables of $215 and $327 as of December 31, 2021 and 2020, respectively, which are included in deferred costs and other assets, net.
The following table reflects the disaggregation of other fee income:

	Timing of Satisfaction of Performance Obligations	Year Ended December 31,
		2021	2020	2019
Property management fee	Over time	$1,952	$2,093	$2,421
Asset management fee	Over time	1,128	1,098	1,074
Leasing commissions and other fees	Point in time	462	456	361
Other fee income		$3,542	$3,647	$3,856

4. Acquired Properties
The following table reflects the retail properties acquired, accounted for as asset acquisitions, during the year ended December 31, 2021:

Acquisition Date	Property	Metropolitan Area	Gross Acquisition Price	Square Feet
July 12, 2021	Prestonwood Town Center (a)	Dallas, TX	$52,800	233
September 2, 2021	Rio Pinar Plaza - Outparcel (b)	Orlando, FL	1,910	7
			$54,710	240
(a)This retail property was acquired from the Company's unconsolidated joint venture. See "Note 6. Investment in Unconsolidated Entities".
(b)The assets, liabilities and operations of the outparcel acquired were combined for presentation purposes with a retail property already owned by the Company.
The following table reflects the retail properties acquired, accounted for as asset acquisitions, during the year ended December 31, 2020:

Acquisition Date	Property	Metropolitan Area	Gross Acquisition Price	Square Feet
February 25, 2020	Trowbridge Crossing	Atlanta, GA	$10,950	63
March 10, 2020	Antoine Town Center (a)	Houston, TX	22,254	110
November 6, 2020	Eldridge Town Center Kroger (b)	Houston, TX	9,043	65
			$42,247	238
(a)This retail property was acquired from the Company's unconsolidated joint venture. See "Note 6. Investment in Unconsolidated Entities".
(b)The assets, liabilities and operations of the grocer acquired are combined for presentation purposes with the retail property already owned by the Company.
Transaction costs of $59 and $121 were capitalized during the years ended December 31, 2021 and 2020, respectively.
5. Disposed Properties
The following table reflects the real property disposed of during the year ended December 31, 2021:

Date	Property	Metropolitan Area	Square Feet	Gross Disposition Price	Gain (Loss) on Sale, net
February 28, 2021	Sonterra Village (a)	San Antonio, TX	N/A	$616	$436
March 14, 2021	Eldridge Town Center (a)	Houston, TX	N/A	133	104
March 31, 2021	Windward Commons (a)	Alpharetta, GA	N/A	150	(21)
June 30, 2021	Eldridge Town Center (a)	Houston, TX	N/A	418	361
July 20, 2021	Kroger Tomball	Houston, TX	74	13,655	636
October 31, 2021	Westpark Shopping Center (a)	Washington D.C/Richmond Metro Area	N/A	9	6
			74	$14,981	$1,522
(a)These dispositions were related to completions of partial condemnations at four retail properties.
The following table reflects the real property disposed of during the year ended December 31, 2020:

Date	Property	Metropolitan Area	Square Feet	Gross Disposition Price	Gain (Loss) on Sale, net
February 10, 2020	University Oaks Shopping Center (a)	Round Rock, TX	N/A	$527	$357
February 12, 2020	Centerplace of Greeley (a)	Greeley, CO	N/A	123	100
May 1, 2020	Woodlake Crossing	San Antonio, TX	160	5,500	(213)
September 30, 2020	Eldridge Town Center (a)	Houston, TX	N/A	451	424
November 25, 2020	Antoine Town Center (b)	Houston, TX	2	800	66
December 31, 2020	Eldridge Town Center (a)	Houston, TX	N/A	1,055	1,018
			162	$8,456	$1,752
(a)These dispositions were related to completions of partial condemnations at three retail properties.
(b)Disposition was related to an outparcel at this retail property.

6. Investment in Unconsolidated Entities
Joint Venture Interest in IAGM
As of December 31, 2021 and 2020, the Company owned a 55% interest in one unconsolidated entity, IAGM Retail Fund I, LLC ("IAGM"), a joint venture partnership between the Company and PGGM Private Real Estate Fund ("PGGM"). IAGM was formed on April 17, 2013 for the purpose of acquiring, owning, managing, and disposing of retail properties and sharing in the profits and losses from those retail properties and their activities.
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
The following table reflects the retail properties disposed by IAGM of during the years ended December 31, 2021 and 2020:

Date	Property	Metropolitan Area	Square Feet	Gross Disposition Price	Gain on Sale
March 10, 2020	Antoine Town Center (a)	Houston, TX	110	$22,254	$1,741
July 12, 2021	Prestonwood Town Center (b)	Dallas, TX	233	$52,800	$12,428
September 3, 2021	Westover Marketplace	San Antonio, TX	243	$28,775	$399
December 1, 2021	South Frisco Village	Frisco, TX	227	$32,600	$5,467
(a)The Company purchased Antoine Town Center from IAGM at a purchase price determined by a third party real estate valuation specialist. The Company deferred its share of IAGM's gain on sale of $958 and began amortizing it over 30 years as an increase to equity in earnings of unconsolidated entities. The Company completed a subsequent sale of an outparcel at this retail property to an unrelated third party which resulted in recognizing $54 of previously deferred gain.
(b)The Company purchased Prestonwood Town Center from IAGM at a purchase price determined by a third party real estate valuation specialist. The Company deferred its share of IAGM's gain on sale of $6,835 and began amortizing it over 30 years as an increase to equity in earnings of unconsolidated entities.

The following table reflects the mortgage paydowns by IAGM of during the years ended December 31, 2021 and 2020:

Date	Mortgaged Property	Contractual Interest Rate		Mortgage Paydown (a)	Loss on Debt Extinguishment
January 22, 2020	South Frisco Village	1.70%	+ 1M LIBOR	$14,872	$8
March 26, 2021	Westover Marketplace	4.08%		$23,150	$14
July 12, 2021	Senior secured pooled loan	1.55%	+ 1M LIBOR	$54,103	$215
(a)Mortgage paydowns were funded by cash on hand and proceeds from the sale of properties.

During the year ended December 31, 2020, IAGM entered into two interest rate swap agreements to achieve fixed interest rates on its senior secured term loan facility previously subject to variability in the London Inter-bank Offered Rate ("LIBOR"). Each of the interest rate swaps have an effective date of April 1, 2020 and a termination date of November 2, 2023. One interest rate swap has a notional amount of $45,000 and achieves a fixed interest rate of 1.979%. The other interest rate swap has a notional amount of $30,000 and achieves a fixed interest rate of 1.956%. The Company recognizes its share of gains or losses resulting from IAGM's interest rate swaps as an adjustment to the Company's investment in IAGM and an increase or decrease in comprehensive income. As of December 31, 2021, the interest rate swaps were recorded as a asset with a fair value of $530 on IAGM's consolidated balance sheet, of which the Company's share was $291.
During the year ended December 31, 2020, IAGM recognized a provision for asset impairment of $11,016 on one retail property, of which the Company's share of this provision for asset impairment was $6,059, as disclosed in "Note 9. Fair Value Measurements".

Condensed Financial Information
The following table presents condensed balance sheet information for IAGM.

	As of
	December 31, 2021	December 31, 2020
Assets:
Net investment properties	$288,014	$387,394
Other assets	98,696	72,453
Total assets	386,710	459,847
Liabilities and equity:
Mortgage debt, net	165,831	242,388
Other liabilities	12,409	19,144
Equity	208,470	198,315
Total liabilities and equity	386,710	459,847
Company's share of equity	115,513	109,928
Outside basis difference, net (a)	(7,569)	(877)
Carrying value of investments in unconsolidated entities	$107,944	$109,051
(a)The outside basis difference relates to the unamortized deferred gain on sale of Antoine Town Center and Prestonwood Town Center.
The following table presents condensed income statement information of IAGM and disposed joint ventures.

	Year ended December 31,
IAGM	2021	2020	2019
Total income	$42,145	$46,259	$53,396
Depreciation and amortization	(14,437)	(16,303)	(20,135)
Property operating	(7,265)	(7,143)	(8,372)
Real estate taxes	(7,507)	(8,687)	(9,426)
Asset management fees	(1,128)	(1,098)	(1,073)
Interest expense, net	(5,637)	(7,455)	(10,882)
Other (expense) and income, net	(422)	(307)	157
Loss on debt extinguishment	(229)	(8)	—
Provision for asset impairment	—	(11,016)	(1,443)
Gain (loss) on sale of real estate, net	18,294	1,741	(559)
Net income (loss)	23,814	(4,017)	1,663
Disposed joint venture
Net loss	—	—	(4,869)
Total net income (loss) of unconsolidated entities	$23,814	$(4,017)	$(3,206)

Company's share of net income (loss)	$13,089	$(2,264)	$(3,446)
Outside basis adjustment for investee's sale of real estate, net	(6,691)	(877)	4,403
Equity in earnings (losses) of unconsolidated entities	$6,398	$(3,141)	$957
The following table summarizes the scheduled maturities of IAGM's mortgages payable as of December 31, 2021:

Scheduled maturities by year:	As of December 31, 2021
2022	$—
2023	126,022
2024	—
2025	22,880
2026	17,800
Thereafter	—
Total	$166,702
As of December 31, 2021, none of IAGM's mortgages payable are recourse to the Company. It is anticipated that the joint venture will be able to repay, refinance or extend all of its debt on a timely basis.

7. Intangible Assets, Liabilities, and Deferred Leasing Costs
The following table summarizes the Company’s intangible assets, liabilities, and deferred leasing costs as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020
Intangible assets:
In-place leases	$137,579	$146,484
Above-market leases	15,082	15,124
Intangible assets	152,661	161,608
Accumulated amortization:
In-place leases	(63,741)	(58,571)
Above-market leases	(7,894)	(7,315)
Accumulated amortization	(71,635)	(65,886)
Intangible assets, net	$81,026	$95,722

Intangible liabilities:
Below-market leases	$58,256	$64,963
Accumulated amortization	(29,261)	(30,091)
Intangible liabilities, net	$28,995	$34,872

Deferred leasing costs:
Leasing costs	$18,482	$15,029
Accumulated amortization	(6,055)	(4,298)
Deferred leasing costs, net	$12,427	$10,731

The following table provides a summary of the amortization related to intangible assets, liabilities, and deferred leasing costs for the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31,
	2021	2020	2019
Intangible assets:
In-place leases	$18,730	$22,994	$24,601
Above-market leases	2,036	2,446	2,613
Amortization of intangible assets	$20,766	$25,440	$27,214
Intangible liabilities:
Amortization of below-market leases	$6,317	$9,468	$8,736
Deferred leasing costs:
Amortization of deferred leasing costs	$2,138	$1,913	$2,311

The following table provides a summary of the amortization during the next five years and thereafter related to intangible assets, liabilities, and deferred leasing costs as of December 31, 2021:

Year ending December 31,	In-place leases	Above market leases	Deferred leasing costs	Below market leases
2022	$14,998	$1,684	$2,846	$4,850
2023	12,097	1,311	1,891	3,753
2024	9,879	989	1,605	3,014
2025	8,584	777	1,460	2,579
2026	7,638	640	1,300	2,356
Thereafter	20,642	1,787	3,325	12,443
Total	$73,838	$7,188	$12,427	$28,995

8. Debt
As of December 31, 2021, the Company's total debt, net, was $533,082, which consists of mortgages payable, net, of $105,574, unsecured term loans, net, of $396,508, and a line of credit balance of $31,000. The Company believes it has the ability to repay, refinance or extend any of its debt, and that it has adequate sources of funds to meet short-term cash needs. It is anticipated that the Company will use proceeds from property sales, cash on hand, and available capacity on credit agreements, if any, to repay, refinance or extend the mortgages payable maturing in the near term.
The Company's credit agreements and mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions and distribution limitations. As of December 31, 2021 and 2020, the Company was in compliance with all loan covenants.
Mortgages payable
As of December 31, 2021 and 2020, the Company's mortgages payable, net were as follows:

	December 31, 2021	December 31, 2020
Mortgages payable (a)	$105,955	$107,261
Discount, net of accumulated amortization	(46)	(84)
Debt issuance costs, net of accumulated amortization	(335)	(449)
Total mortgages payable, net	$105,574	$106,728
(a)Fixed interest rates ranged from 3.49% to 4.58%, with a weighted average interest rate of 4.07% as of December 31, 2021 and 2020.
The following table summarizes the scheduled maturities of the Company's mortgages payable as of December 31, 2021:

Scheduled maturities by year:	As of December 31, 2021
2022	$22,399
2023	39,226
2024	15,700
2025	28,630
2026	—
Thereafter	—
Total	$105,955
Credit Agreements
Revolving line of credit
On December 21, 2018, the Company entered into an unsecured revolving credit agreement, which amended and restated its prior unsecured revolving credit agreement in its entirety, and provided for a $350,000 unsecured revolving line of credit (the "Revolving Credit Agreement"). On September 22, 2021, the Company entered into an amendment to the Revolving Credit Agreement (the "Amended Revolving Credit Agreement"), which provides for, among other things, an extension of the maturity of the Company's $350,000 Revolving Credit Agreement to September 22, 2025, with two six-month extension options.
The following table summarizes the Company's activity under the revolving line of credit during the years ended December 31, 2021, and 2020:

	Revolving Line of Credit	Interest Rate
Outstanding borrowings as of January 1, 2020	$—
Draw on March 27, 2020	$150,000
Repayment on October 28, 2020	$(100,000)
Outstanding borrowings as of December 31, 2020 (a)	$50,000	1.1980% (b)
Repayment on March 11, 2021	$(50,000)
Draw on November 9, 2021	$31,000
Outstanding borrowings as of December 31, 2021 (a)	$31,000	1.1520% (c)
(a)As of December 31, 2021 and 2020, $319,000 and $300,000 remained undrawn, respectively, and the credit facility fee was 0.15%.
(b)Interest rate reflects 1-Month LIBOR plus 1.05% effective December 29, 2020.
(c)Interest rate reflects 1-Month LIBOR plus 1.05% effective December 9, 2021.

Unsecured term loans
On December 21, 2018, the Company entered into an unsecured term loan credit agreement, which amended and restated its prior unsecured term loan credit agreement in its entirety (the “Term Loan Credit Agreement”). On September 22, 2021, the Company entered into an amendment to its $400,000 Term Loan Credit Agreement (the "Amended Term Loan Agreement"), which provides for, among other things, an extension of the maturity and a reallocation of indebtedness under the two outstanding tranches of term loans thereunder . The Amended Term Loan Agreement consists of a $200,000 5-year tranche maturing on September 22, 2026, and a $200,000 5.5-year tranche maturing on March 22, 2027.
As of December 31, 2021, the Company had the following unsecured term loan tranches outstanding under the Amended Term Loan Agreement:

	Principal Balance	Interest Rate	Maturity Date
$200.0 million 5 year - swapped to fixed rate	$100,000	2.6795% (a)	September 22, 2026
$200.0 million 5 year - swapped to fixed rate	100,000	2.6795% (a)	September 22, 2026
$200.0 million 5.5 year - swapped to fixed rate	50,000	2.6915% (a)	March 22, 2027
$200.0 million 5.5 year - swapped to fixed rate	50,000	2.6990% (a)	March 22, 2027
$200.0 million 5.5 year - variable rate	100,000	1.2993% (b)	March 22, 2027
Total unsecured term loans	400,000
Issuance costs, net of accumulated amortization	(3,492)
Total unsecured term loans, net	$396,508
(a)Interest rates reflect the fixed rates achieved through the Company's interest rate swaps.
(b)Interest rate reflects 1-Month LIBOR plus 1.20% effective December 1, 2021.
As of December 31, 2020, the Company had the following borrowings outstanding under the Term Loan Credit Agreement:

	Principal Balance	Interest Rate	Maturity Date
$250.0 million 5 year - swapped to fixed rate	$100,000	2.6795% (a)	December 21, 2023
$250.0 million 5 year - swapped to fixed rate	100,000	2.6795% (a)	December 21, 2023
$250.0 million 5 year - variable rate	50,000	1.3548% (b)	December 21, 2023
$150.0 million 5.5 year - swapped to fixed rate	50,000	2.6915% (a)	June 21, 2024
$150.0 million 5.5 year - swapped to fixed rate	50,000	2.6990% (a)	June 21, 2024
$150.0 million 5.5 year - variable rate	50,000	1.3548% (b)	June 21, 2024
Total unsecured term loans	400,000
Issuance costs, net of accumulated amortization	(1,619)
Total outstanding credit agreements, net	$398,381
(a)Interest rates reflect the fixed rates achieved through the Company's interest rate swaps.
(b)Interest rate reflects 1-Month LIBOR plus 1.20% effective December 1, 2020.

Interest Rate Swaps
During the year ended December 31, 2021, the Company entered into four interest rate forward swap agreements to address the periods between the maturity dates of the effective swaps and the maturity dates of the Amended Term Loan Agreement. In tandem, the interest rate swaps achieve fixed interest rates for a constant notional amount through the maturity dates of the Amended Term Loan Agreement.
The following table summarizes the Company's four effective interest rate swaps as of December 31, 2021 and 2020:

Effective Interest Rate Swaps	Notional Amount	Company Receives Variable Rate of	Company Pays Fixed Rate of	Fixed Rate Achieved	Effective Date	Maturity Date
5 Year Term Loan	$100,000	1-Month LIBOR	1.47950%	2.67950%	Dec 2, 2019	Dec 21, 2023
5 Year Term Loan	100,000	1-Month LIBOR	1.47950%	2.67950%	Dec 2, 2019	Dec 21, 2023
5.5 Year Term Loan	50,000	1-Month LIBOR	1.49150%	2.69150%	Dec 2, 2019	Jun 21, 2024
5.5 Year Term Loan	50,000	1-Month LIBOR	1.49900%	2.69900%	Dec 2, 2019	Jun 21, 2024
	$300,000

The following table summarizes the Company's four forward interest rate swaps as of December 31, 2021:

Forward Interest Rate Swaps	Notional Amount	Company Receives Variable Rate of	Company Pays Fixed Rate of	Fixed Rate Achieved	Effective Date	Maturity Date
5 Year Term Loan	$100,000	1-Month LIBOR	1.57625%	2.77625%	Dec 21, 2023	Sep 22, 2026
5 Year Term Loan	100,000	1-Month LIBOR	1.57300%	2.77300%	Dec 21, 2023	Sep 22, 2026
5.5 Year Term Loan	50,000	1-Month LIBOR	1.57700%	2.77700%	Jun 21, 2024	Mar 22, 2027
5.5 Year Term Loan	50,000	1-Month LIBOR	1.59600%	2.79600%	Jun 21, 2024	Mar 22, 2027
	$300,000

The following table summarizes the effects of derivative financial instruments on the consolidated financial statements:

Location and amount of gain (loss) recognized in accumulated comprehensive income				Location and amount of (loss) gain reclassified from accumulated comprehensive income into net (loss) income				Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded
	2021	2020	2019		2021	2020	2019		2021	2020	2019
Unrealized gain (loss) on derivatives	$3,795	$(16,199)	$816	Interest expense, net	$(4,332)	$(2,693)	$1,396	Interest expense, net	$16,261	$18,749	$22,717
As of December 31, 2021 and 2020, each of the Company's interest rate swaps are in a liability position and included within other liabilities on the consolidated balance sheets. The Company has designated these interest rate swaps as cash flow hedges.

9. Fair Value Measurements
Recurring Measurements
The following financial instruments are remeasured at fair value on a recurring basis:

	Fair Value Measurements as of
Cash Flow Hedges: (a)	December 31, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative interest rate liabilities (b)(c)	—	$(4,322)	—	—	(12,449)	—
(a)During the twelve months subsequent to December 31, 2021, an estimated $3,068 of derivative interest rate liabilities recognized in accumulated comprehensive loss will be reclassified into earnings.
(b)The Company's and IAGM's derivative liabilities are recognized as a part of other liabilities and investment in unconsolidated entities, respectively, on the Company's consolidated balance sheets.
(c)As of December 31, 2021 and 2020, the Company determined that the credit valuation adjustments associated with nonperformance risk are not significant to the overall valuation of its derivatives. As a result, the Company's derivative valuations in their entirety are classified as Level 2 of the fair value hierarchy.

Level 1
At December 31, 2021 and 2020, the Company had no Level 1 recurring fair value measurements.
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
Level 3
At December 31, 2021 and 2020, the Company had no Level 3 recurring fair value measurements.
Non-Recurring Measurements
Investment Properties
During the year ended December 31, 2021, the Company had no Level 3 nonrecurring fair value measurements.
During the year ended December 31, 2020, the Company identified one retail property that had a reduction in its expected holding period and recorded a provision for asset impairment of $9,002 as a result of the fair value being lower than the property's carrying value. The Company's fair value was based on an executed sales contract. This property was disposed of on May 1, 2020.
During the year ended December 31, 2019, the Company identified one retail property that had a reduction in its expected holding period and recorded a provision for asset impairment of $2,359 as a result of the fair value being lower than the property's carrying value. The Company's fair value was based on an executed sales contract. This property was disposed of on September 25, 2019.

Assets Held by Unconsolidated Entities
During the year ended December 31, 2020, the Company identified one retail property within the IAGM joint venture that had a reduction in its expected holding period by the joint venture and recorded a provision for asset impairment of $11,016. A discounted cash flow model was utilized to estimate the fair value of this retail property. This cash flow model consisted of unobservable inputs such as forecasted revenues and expenses and estimated net disposition proceeds at the end of the hold period, based on market conditions and expected growth rates. A 8.50% terminal capitalization rate and a discount rate of 9.50% was utilized in the model based upon observable rates that the Company believed to be within a reasonable range of then current market rates, based on the nature of the underlying investment and associated risks. The Company recognized its' share of this provision for asset impairment of $6,059 as part of equity in earnings (losses).
The following table summarizes activity for the Company’s assets measured at fair value on a non-recurring basis and the related impairment charges for the years ended December 31, 2021, 2020, and 2019:

	December 31, 2021		December 31, 2020		December 31, 2019
	Level 3	Impairment Loss	Level 3	Impairment Loss	Level 3	Impairment Loss
Investment properties	$—	$—	$5,500	$9,002	$42,250	$2,359
Financial Instruments Not Measured at Fair Value
The table below represents the estimated fair value of financial instruments presented at carrying values in the Company's consolidated financial statements as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$105,955	$104,938	$107,261	$106,494
Term loans	$400,000	$400,470	$400,000	$400,055
Revolving line of credit	$31,000	$31,062	$50,000	$50,032
The Company estimated the fair value of its mortgages payable using a weighted-average effective market interest rate of 4.44% and 4.25% as of December 31, 2021 and 2020, respectively. The fair value estimate of the term loans approximate the carrying value due to limited market volatility in pricing. The assumptions reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to that of the Company's. As a result, the Company used a weighted-average interest rate of 2.39% and 1.36% as of December 31, 2021 and 2020, respectively, to estimate the fair value of its term loans. The Company has determined that its debt instrument valuations are classified in Level 2 of the fair value hierarchy.

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
The following table reconciles the amounts used in calculating basic and diluted earnings per share:

	Year ended December 31,
	2021	2020	2019
Numerator:
Net (loss) income from continuing operations	$(5,360)	$(10,174)	$63,899
Earnings allocated to unvested restricted shares	—	—	(29)
Net (loss) income from continuing operations attributable to common shareholders	$(5,360)	$(10,174)	$63,870
Net loss from discontinued operations attributable to common shareholders	$—	$—	$(25,500)

Denominator:
Weighted average common shares outstanding - basic	71,072,933	72,040,623	72,914,406
Effect of unvested restricted shares (a)	—	—	76,384
Weighted average common shares outstanding - diluted	71,072,933	72,040,623	72,990,790

Basic and diluted earnings per common share:
Net (loss) income per common share, continuing operations, basic and diluted	$(0.08)	$(0.14)	$0.88
Net loss per common share, discontinued operations, basic and diluted	—	—	(0.35)
Net (loss) income per common share, basic and diluted	$(0.08)	$(0.14)	$0.53
(a)For the years ended December 31, 2021 and 2020, the Company has excluded the anti-dilutive effect of unvested restricted shares.
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
On April 6, 2021, the Company adopted the Third Amended and Restated Share Repurchase Program, (as amended, the "SRP"). On April 12, 2021, the Company announced the reinstatement of the SRP, effective May 14, 2021, for qualifying stockholders. The repurchase price per share of $21.70 for eligible stockholders is equal to a 25% discount to the most recent estimated Net Asset Value ("NAV") per share of the Company's common stock established by the Company's board of directors (the "Board"), which was $28.90 per share as of December 1, 2020. During the year ended December 31, 2021, 755,643 shares were repurchased in connection with the SRP. On August 5, 2021, the Board suspended the SRP effective September 5, 2021.
On November 1, 2019, the Company adopted a Second Amended and Restated Share Repurchase Program (the "Original SRP"). During the year ended December 31, 2020, 213,612 shares were repurchased in connection with the Original SRP. Effective July 11, 2020, the Company suspended the Original SRP. During the year ended December 31, 2019, 851,760 shares were repurchased in connection with the Original SRP at a price per share of $2.355.
On November 1, 2019, the Company began offering shares of its common stock to existing stockholders pursuant to its Amended and Restated Distribution Reinvestment Plan ("DRP"). During the year ended December 31, 2020, 7,904 shares, respectively, were issued pursuant to the DRP. During the year ended December 31, 2019, the Company did not issue shares pursuant to the DRP. Effective July 11, 2020, the Company suspended the DRP.

11. Stock-Based Compensation
Incentive Award Plan
Effective as of June 19, 2015, the Company's Board adopted the Incentive Award Plan, under which the Company may grant cash and equity incentive awards to eligible employees, directors, and consultants. Time-based RSU awards granted to employees vest equally on each of the first three anniversaries of the applicable vesting commencement date, subject to the employees' continued service to the Company. The time-based RSU awards granted to directors vest on the earlier of the one-year anniversary of the applicable grant date or the date of the Company's next annual meeting of its stockholders following the grant date, subject to the directors' continued service to the Company. Performance-based RSU awards granted to employees vest at the conclusion of the performance period, subject to the recipients' continued service to the Company and achievement of the specified performance levels. The Company is authorized to grant up to 3,000,000 shares of the Company's common stock pursuant to awards under the Incentive Award Plan. As of December 31, 2021, 1,498,127 shares were available for future issuance under the Incentive Award Plan.
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
The following table summarizes the Company's RSU activity under the Incentive Award Plan during the years ended December 31, 2021, 2020, and 2019:

	Unvested Time-Based RSUs	Unvested Performance-Based RSUs	Weighted Average Grant Date Price Per Share
Outstanding as of January 1, 2019	154,816		$31.80

Shares granted	122,517	145,081	$31.40
Shares vested	(127,519)	—	$31.80
Shares forfeited	(20,244)	(6,117)	$31.70
Outstanding as of December 31, 2019	129,570	138,964	$31.40

Shares granted	125,579	248,434	$31.40
Shares vested	(114,434)	—	$31.40
Shares forfeited	(30,333)	(55,303)	$31.40
Outstanding as of December 31, 2020	110,382	332,095	$31.40

Shares granted	209,539	218,835	$28.90
Shares vested	(167,806)	—	$30.04
Shares forfeited	(13,880)	(79,562)	$30.73
Outstanding as of December 31, 2021	138,235	471,368	$30.12
As of December 31, 2021, there was $4,756 of total unrecognized compensation expense related to unvested stock-based compensation arrangements that will vest through December 2023. The Company recognized stock-based compensation expense of $9,116, $4,449 and $5,541 for the years ended December 31, 2021, 2020 and 2019, respectively, as a part of general and administrative expenses.

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
Operating and Finance Lease Commitments
The Company has non-cancelable contracts of property improvements that have been deemed to contain finance leases that, prior to the adoption of Topic 842, were previously classified as capital leases. In addition, the Company has non-cancelable operating leases for office space used in its business and, upon the adoption of Topic 842, the Company recognized operating lease ROU assets of $2,890 and lease liabilities of $3,114.
The following table reflects the Company's operating and finance lease arrangements as of December 31, 2021 and 2020:

		As of
	Balance Sheet Caption	December 31, 2021	December 31, 2020
Operating lease ROU assets	Deferred costs and other assets, net	$2,961	$2,696
Operating lease ROU accumulated amortization	Deferred costs and other assets, net	$(215)	$(896)
Operating lease liabilities	Other liabilities	$3,189	$1,976

Finance lease ROU assets	Building and other improvements	$1,641	$1,641
Finance lease ROU accumulated amortization	Accumulated depreciation	$(406)	$(297)
Finance lease liabilities	Other liabilities	$283	$673

The following table reflects the Company's total lease cost, weighted-average lease terms and weighted-average discount rates for the years ended December 31, 2021 and 2020:

	Statement of Operations and Comprehensive Income (Loss) Caption	Year ended December 31,
		2021	2020
Minimum operating lease payments	General and administrative	$515	$663
Variable operating lease payments	General and administrative	163	276
Short-term operating lease payments	General and administrative	174	124
ROU amortization of finance leases	Depreciation and amortization	109	109
Interest expense of finance leases	Interest expense, net	24	37
Total lease cost		$985	$1,209

Weighted-average remaining lease term of operating leases		7.9 years	4.0 years
Weighted-average remaining lease term of finance leases		1.0 year	1.8 years
Weighted-average discount rate of operating leases		4.36%	4.44%
Weighted-average discount rate of finance leases		3.50%	3.50%

The following table reflects the Company's future minimum lease obligations as of December 31, 2021:

	Future Minimum Lease Payments
Scheduled minimum payments by year:	Operating Leases	Finance Leases
2022	$152	$279
2023	513	21
2024	575	—
2025	456	—
2026	460	—
Thereafter	1,740	—
Total expected minimum lease obligation	3,896	300
Less: Amount representing interest (a)	(707)	(17)
Present value of net minimum lease payments	$3,189	$283
(a)Interest includes the amount necessary to reduce the total expected minimum lease obligations to present value calculated at the Company's incremental borrowing rate.

13. Subsequent Events
In preparing its consolidated financial statements, the Company evaluated events and transactions occurring after December 31, 2021 through the date the financial statements were issued for recognition and disclosure purposes.
On February 2, 2022, the Company acquired two properties in Austin, Texas for $189.3 million, Escarpment Village, approximately 168,000 square feet and anchored by H.E.B., and The Shops at Arbor Trails, approximately 357,000 square feet and anchored by Costco and Whole Foods. The Company assumed $57.5 million of existing mortgage debt and drew down approximately $105.0 million on its line of credit to fund the acquisition.

INVENTRUST PROPERTIES CORP.
Schedule III - Real Estate and Accumulated Depreciation
(amounts stated in thousands)

		Initial Cost (A)				Gross amount at which carried at end of period
PROPERTY NAME Location	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date Acquired
Antoine Town Center Houston, TX	$—	$5,327	$14,333	$—	$37	$5,327	$14,370	$19,697	$1,210	2020
Bear Creek Village Center Wildomar, CA	—	3,523	12,384	—	427	3,523	12,811	16,334	5,904	2009
Bent Tree Plaza Raleigh, NC	—	1,983	7,093	—	1,880	1,983	8,973	10,956	3,874	2009
Buckhead Crossing Atlanta, GA	—	7,565	27,104	—	1,275	7,565	28,379	35,944	13,218	2009
Campus Marketplace San Marcos, CA	—	26,928	43,445	55	467	26,983	43,912	70,895	7,828	2017
Cary Park Town Center Cary, NC	—	5,555	17,280	—	22	5,555	17,302	22,857	2,805	2017
Centerplace of Greeley Greeley, CO	—	3,904	14,715	(23)	662	3,881	15,377	19,258	6,944	2009
Cheyenne Meadows Colorado Springs, CO	—	2,023	6,991	—	303	2,023	7,294	9,317	3,380	2009
Commons at University Place Durham, NC	—	3,198	17,909	—	—	3,198	17,909	21,107	1,817	2019
Coweta Crossing Newnan, GA	—	1,143	4,590	—	8	1,143	4,598	5,741	2,284	2009
Custer Creek Village Richardson, TX	—	4,750	12,245	—	1,760	4,750	14,005	18,755	6,449	2007
Eldorado Marketplace Frisco, TX	—	15,732	49,311	—	127	15,732	49,438	65,170	4,091	2019
Eldridge Town Center & Windermere Village Houston, TX	—	5,380	22,994	1,977	5,770	7,357	28,764	36,121	12,134	2005
Garden Village San Pedro, CA	—	3,188	16,522	3,268	1,470	6,456	17,992	24,448	7,675	2009
Gateway Market Center St. Petersburg, FL	—	13,600	4,992	—	4,421	13,600	9,413	23,013	2,884	2010
Kennesaw Marketplace Kennesaw, GA	—	12,587	51,860	—	420	12,587	52,280	64,867	6,541	2018
Kyle Marketplace Kyle, TX	—	6,076	48,220	—	468	6,076	48,688	54,764	7,412	2017
Lakeside & Lakeside Crossing Winter Park, FL	—	16,594	41,085	—	(237)	16,594	40,848	57,442	4,031	2019
Market at Westlake Westlake Hills, TX	—	1,200	6,274	(64)	210	1,136	6,484	7,620	3,257	2007
Northcross Commons Charlotte, NC	—	7,591	21,303	—	637	7,591	21,940	29,531	4,067	2016

		Initial Cost (A)				Gross amount at which carried at end of period
PROPERTY NAME Location	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date Acquired
Old Grove Marketplace Oceanside, CA	$—	$12,545	$8,902	$—	$232	$12,545	$9,134	$21,679	$1,885	2016
Pavilion at La Quinta LaQuinta, CA	22,399	15,200	20,947	—	1,571	15,200	22,518	37,718	10,122	2009
Peachland Promenade Port Charlotte, FL	—	1,742	6,502	4,158	9,450	5,900	15,952	21,852	2,291	2009
PGA Plaza Palm Beach Gardens, FL	—	10,414	75,730	—	698	10,414	76,428	86,842	9,237	2018
Plantation Grove Ocoee, FL	7,300	3,705	6,300	—	719	3,705	7,019	10,724	1,927	2014
Plaza Midtown Atlanta, GA	—	5,295	23,946	—	381	5,295	24,327	29,622	3,509	2017
Prestonwood Town Center Dallas, TX	—	22,055	22,140	—	—	22,055	22,140	44,195	547	2021
Renaissance Center Durham, NC	14,107	26,713	96,141	—	4,763	26,713	100,904	127,617	21,283	2016
Rio Pinar Plaza Orlando, FL	—	5,171	26,903	676	1,758	5,847	28,661	34,508	6,076	2015
River Oaks Santa Clarita, CA	—	24,598	88,418	—	1,081	24,598	89,499	114,097	13,340	2017
Riverview Village Arlington, TX	—	6,000	9,649	—	908	6,000	10,557	16,557	5,526	2007
Riverview Market Flower Mound, TX	—	5,931	23,922	—	548	5,931	24,470	30,401	4,557	2016
Rose Creek Woodstock, GA	—	1,443	5,630	—	500	1,443	6,130	7,573	2,767	2009
Sandy Plains Centre Marietta, GA	—	12,364	27,270	652	2,182	13,016	29,452	42,468	3,024	2018
Sarasota Pavilion Sarasota, FL	—	12,000	25,823	—	4,796	12,000	30,619	42,619	11,730	2010
Scofield Crossing Austin, TX	—	8,100	4,992	(576)	3,454	7,524	8,446	15,970	3,122	2007
Shops at Fairview Town Center Fairview, TX	—	7,299	25,233	—	208	7,299	25,441	32,740	2,230	2019
Shops at The Galleria Bee Cave, TX	—	52,104	75,651	—	2,006	52,104	77,657	129,761	16,117	2016
Sonterra Village San Antonio, TX	—	5,150	15,095	(181)	689	4,969	15,784	20,753	3,350	2015
Southern Palm Crossing Royal Palm Beach, FL	—	37,735	49,843	(745)	260	36,990	50,103	87,093	4,698	2019
Stevenson Ranch Stevenson Ranch, CA	—	29,519	39,190	—	139	29,519	39,329	68,848	8,035	2016

		Initial Cost (A)				Gross amount at which carried at end of period
PROPERTY NAME Location	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Date Acquired
Suncrest Village Orlando, FL	$8,400	$6,742	$6,403	$—	$(1,374)	$6,742	$5,029	$11,771	$1,427	2014
Sycamore Commons Matthews, NC	—	12,500	31,265	—	2,015	12,500	33,280	45,780	14,245	2010
The Centre on Hugh Howell Tucker, GA	—	2,250	11,091	—	1,007	2,250	12,098	14,348	6,599	2007
The Parke Cedar Park, TX	—	9,271	83,078	—	1,162	9,271	84,240	93,511	13,131	2017
The Pointe at Creedmoor Raleigh, NC	—	7,507	5,454	—	55	7,507	5,509	13,016	1,222	2016
The Shops at Town Center & Century Station Germantown, MD	—	19,998	29,776	—	849	19,998	30,625	50,623	5,228	2017
The Shops at Walnut Creek Westminster, CO	28,630	10,132	44,089	—	6,530	10,132	50,619	60,751	11,222	2015
Thomas Crossroadas Newnan, GA	—	1,622	8,322	—	1,552	1,622	9,874	11,496	4,129	2009
Travilah Square Rockville, MD	—	8,964	39,836	—	298	8,964	40,134	49,098	3,163	2019
Trowbridge Crossing Sandy Springs, GA	—	2,366	7,808	—	311	2,366	8,119	10,485	503	2020
University Oaks Shopping Center Round Rock, TX	25,119	7,250	25,326	(170)	8,504	7,080	33,830	40,910	14,405	2010
Westfork Plaza & Paraiso Parc Pembroke Pines, FL	—	28,267	124,019	—	5,414	28,267	129,433	157,700	21,891	2017
Westpark Shopping Center Glen Allen, VA	—	7,462	24,164	(4)	4,732	7,458	28,896	36,354	5,458	2013
Windward Commons Alpharetta, GA	—	12,823	13,779	(171)	870	12,652	14,649	27,301	2,914	2016
Total corporate assets	—	—	—	—	2,843	—	2,843	2,843	1,541	-
Total	$105,955	$590,084	$1,573,287	$8,852	$91,238	$598,936	$1,664,525	$2,263,461	$350,256
Construction in progress		—	—	—	9,642	—	9,642	9,642	—
Total investment properties		$590,084	$1,573,287	$8,852	$100,880	$598,936	$1,674,167	$2,273,103	$350,256

INVENTRUST PROPERTIES CORP.

Schedule III - Real Estate and Accumulated Depreciation
(amounts stated in thousands)
Notes to Schedule III
The aggregate cost of real estate owned at December 31, 2021 for federal income tax purposes was approximately $2,503,849 (unaudited).
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
(C)Reconciliation of total investment properties:

	2021	2020	2019
Balance at January 1,	$2,221,689	$2,204,891	$2,242,283
Acquisitions and capital improvements	71,324	52,222	359,753
Disposals and write-offs of assets no longer in service	(19,910)	(35,424)	(397,145)
Balance at December 31,	$2,273,103	$2,221,689	$2,204,891
(D)Reconciliation of accumulated depreciation:

	2021	2020	2019
Balance at January 1,	$292,248	$246,702	$286,330
Depreciation expense	66,275	61,897	66,808
Disposal and write-offs of assets no longer in service	(8,267)	(16,351)	(106,436)
Balance at December 31,	$350,256	$292,248	$246,702
(E)Depreciation is computed based upon the following estimated lives:

Buildings and other improvements	15	-	30 years
Tenant improvements	Life of the lease
Furniture, fixtures and equipment	5	-	20 years