Form 10-Q
period 2022-03-31
InvenTrust Properties Corp.
filed 2022-05-03
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of May 1, 2022, there were 67,388,703 shares of the registrant's common stock outstanding.

INVENTRUST PROPERTIES CORP.

Quarterly Report on Form 10-Q
For the quarterly period ended March 31, 2022
Table of Contents

-i-

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	As of
	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Investment properties
Land	$647,180	$598,936
Building and other improvements	1,794,138	1,664,525
Construction in progress	13,156	9,642
Total	2,454,474	2,273,103
Less accumulated depreciation	(366,394)	(350,256)
Net investment properties	2,088,080	1,922,847
Cash, cash equivalents and restricted cash	25,723	44,854
Investment in unconsolidated entities	81,337	107,944
Intangible assets, net	92,652	81,026
Accounts and rents receivable	25,941	30,059
Deferred costs and other assets, net	40,419	25,685
Total assets	$2,354,152	$2,212,415

Liabilities
Debt, net	$673,336	$533,082
Accounts payable and accrued expenses	27,830	36,208
Distributions payable	13,828	13,802
Intangible liabilities, net	30,109	28,995
Other liabilities	24,843	28,776
Total liabilities	769,946	640,863
Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 146,000,000 shares authorized, 67,388,703 shares issued and outstanding as of March 31, 2022 and 67,344,374 shares issued and outstanding as of December 31, 2021	67	67
Additional paid-in capital	5,453,100	5,452,550
Distributions in excess of accumulated net income	(3,881,070)	(3,876,743)
Accumulated comprehensive income (loss)	12,109	(4,322)
Total stockholders' equity	1,584,206	1,571,552
Total liabilities and stockholders' equity	$2,354,152	$2,212,415
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2022	2021
Income
Lease income, net	$57,768	$49,926
Other property income	264	182
Other fee income	754	1,013
Total income	58,786	51,121

Operating expenses
Depreciation and amortization	22,829	21,687
Property operating	8,285	8,009
Real estate taxes	8,043	8,133
General and administrative	7,887	10,351
Total operating expenses	47,044	48,180

Other (expense) income
Interest expense, net	(4,809)	(3,985)
Loss on extinguishment of debt	(96)	—
Gain on sale of investment properties, net	—	519
Equity in earnings of unconsolidated entities	2,716	620
Other income and expense, net	(52)	(195)
Total other (expense) income, net	(2,241)	(3,041)

Net income (loss)	$9,501	$(100)

Weighted-average common shares outstanding, basic	67,354,717	71,998,654
Weighted-average common shares outstanding, diluted	67,576,038	71,998,654

Net income (loss) per common share, basic and diluted	$0.14	$—

Distributions declared per common share outstanding	$0.21	$0.20
Distributions paid per common share outstanding	$0.20	$0.19

Comprehensive income
Net income (loss)	$9,501	$(100)
Unrealized gain on derivatives	15,406	1,893
Reclassification to net income (loss)	1,025	1,048
Comprehensive income	$25,932	$2,841

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income (Loss)	Total

Beginning balance, January 1, 2022	67,344,374	$67	$5,452,550	$(3,876,743)	$(4,322)	$1,571,552
Net income	—	—	—	9,501	—	9,501
Unrealized gain on derivatives	—	—	—	—	15,406	15,406
Reclassification to interest expense, net	—	—	—	—	1,003	1,003
Reclassification to equity in earnings of unconsolidated entities	—	—	—	—	22	22
Distributions declared	—	—	—	(13,828)	—	(13,828)
Stock-based compensation, net	44,329	—	550	—	—	550
Ending balance, March 31, 2022	67,388,703	$67	$5,453,100	$(3,881,070)	$12,109	$1,584,206

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income (Loss)	Total

Beginning balance, January 1, 2021	71,998,654	$72	$5,566,902	$(3,815,662)	$(12,449)	$1,738,863
Net loss	—	—	—	(100)	—	(100)
Unrealized gain on derivatives	—	—	—	—	1,893	1,893
Reclassification to interest expense, net	—	—	—	—	1,017	1,017
Reclassification to equity in earnings of unconsolidated entities	—	—	—	—	31	31
Distributions declared	—	—	—	(14,065)	—	(14,065)
Stock-based compensation, net	—	—	1,383	—	—	1,383
Ending balance, March 31, 2021	71,998,654	$72	$5,568,285	$(3,829,827)	$(9,508)	$1,729,022

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$9,501	$(100)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,829	21,687
Amortization of above and below-market leases and lease inducements, net	(2,547)	(1,243)
Amortization of debt discounts and financing costs	664	383
Straight-line rent adjustment, net	(663)	(640)
(Reversal of) provision for estimated credit losses	(1,109)	191
Gain on sale of investment properties, net	—	(519)
Loss on extinguishment of debt	96	—
Equity in earnings of unconsolidated entities	(2,716)	(620)
Distributions from unconsolidated entities	4,950	3,300
Stock-based compensation, net	1,082	2,496
Changes in operating assets and liabilities:
Accounts and rents receivable	5,890	4,006
Deferred costs and other assets, net	(3,487)	(2,263)
Accounts payable and accrued expenses	(8,610)	(5,562)
Other liabilities	897	(270)
Net cash provided by operating activities	26,777	20,846
Cash flows from investing activities:
Purchase of investment properties	(130,918)	—
Capital expenditures and tenant improvements	(4,303)	(2,953)
Investment in development and redevelopment projects	(2,363)	(544)
Proceeds from sale of investment properties, net	—	899
Distributions from unconsolidated entities	25,300	—
Lease commissions and other leasing costs	(1,067)	(1,037)
Other assets	(7)	(90)
Other liabilities	(923)	(765)
Net cash used in investing activities	(114,281)	(4,490)
Cash flows from financing activities:
Distributions to shareholders	(13,802)	(13,642)
Line of credit proceeds	105,000	—
Line of credit repayments	—	(50,000)
Payoffs of debt	(22,328)	—
Principal payments on mortgage debt	(298)	(329)
Payment of finance lease liabilities	(109)	(116)
Payment of loan fees and deposits	(90)	—
Net cash provided by (used in) financing activities	68,373	(64,087)
Net decrease in cash, cash equivalents and restricted cash	(19,131)	(47,731)
Cash, cash equivalents and restricted cash at the beginning of the period	44,854	223,770
Cash, cash equivalents and restricted cash at the end of the period	$25,723	$176,039

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended March 31,
	2022	2021
Supplemental disclosure and schedules:
Cash flow disclosure, including non-cash activities:
Cash paid for interest, net of capitalized interest	$3,930	$3,732
Cash paid for income taxes, net of refunds	$—	$107
Distributions payable to shareholders	$13,828	$14,065
Accrued capital expenditures and tenant improvements	$1,459	$1,682
Capitalized costs placed in service	$1,391	$1,287

Purchase of investment properties:
Net investment properties	$176,623	$—
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	17,022	—
Accounts payable and accrued expenses, lease intangibles, and other liabilities	(5,227)	—
Assumption of mortgage debt	(57,500)	—
Cash outflow for purchase of investment properties, net	130,918	—
Assumption of mortgage principal	57,500	—
Capitalized acquisition costs	(814)	—
Credits and other changes in cash outflow, net	1,736	—
Gross acquisition price of investment properties	$189,340	$—

Sale of investment properties:
Net investment properties	$—	$380
Gain on sale of investment properties, net	—	519
Proceeds from sale of investment properties, net	—	899
Credits and other changes in cash inflow, net	—	—
Gross disposition price of investment properties	$—	$899
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.
Notes to Condensed Consolidated Financial Statements
March 31, 2022 and 2021
(Unaudited)
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of these interim condensed consolidated financial statements (the "Quarterly Report") should refer to the audited consolidated financial statements of InvenTrust Properties Corp. (the "Company") as of and for the year ended December 31, 2021, which are included in the Company's Annual Report on Form 10-K (the "Annual Report") as certain note disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary (consisting of normal recurring accruals, except as otherwise noted) for a fair presentation have been included in these condensed consolidated financial statements. Unless otherwise noted, all square feet and dollar amounts are stated in thousands, except per share amounts.
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
As of March 31, 2022 and 2021, the Company had an investment in one unconsolidated real estate joint venture, as disclosed in "Note 6. Investment in Unconsolidated Entities".
Reduction of Authorized Shares
On April 28, 2022, the Company filed an amendment to its charter to decrease the number of authorized shares of common stock from 1,460,000,000 to 146,000,000, in proportion with the one-for-ten reverse stock split effected by the Company on August 5, 2021. The authorized shares of preferred stock remain at 40,000,000. The authorized shares of common stock have been retroactively adjusted within the accompanying condensed consolidated financial statements to give effect to the reduction as of March 31, 2022.
The Company determined it has a single reportable segment, multi-tenant retail, for disclosure purposes in accordance with GAAP. The following table summarizes the Company's retail portfolio as of March 31, 2022 and 2021:

	Wholly-Owned Retail Properties		Unconsolidated Retail Properties at 100%
	2022	2021	2022	2021
No. of properties	57	55	6	10
Gross Leasable Area (square feet)	9,081	8,394	1,562	2,470

2. Basis of Presentation and Recently Issued Accounting Pronouncements
Estimates, Risks, and Uncertainties
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
3. Revenue Recognition
Operating Leases
Minimum lease payments to be received under long-term operating leases and short-term specialty leases, excluding additional percentage rent based on tenants' sales volume and tenant reimbursements of certain operating expenses, and assuming no exercise of renewal options or early termination rights, are as follows:

Minimum lease payments, by year	As of March 31, 2022
Remaining 2022	$121,973
2023	151,108
2024	134,798
2025	116,967
2026	100,053
Thereafter	285,221
Total	$910,120
The table above includes payments from tenants who have taken possession of their space, including tenants who have been moved to the cash basis of accounting for revenue recognition purposes. The remaining lease terms range from less than one year to seventy-seven years.
The following table reflects the disaggregation of lease income, net:

	Three months ended March 31,
	2022	2021
Minimum base rent	$35,048	$30,990
Real estate tax recoveries	7,267	6,994
Common area maintenance, insurance, and other recoveries	6,292	5,938
Ground rent income	3,610	3,256
Above and below-market rent and lease inducement amortization, net	2,547	1,243
Short-term and other lease income	1,064	935
Termination fee income	168	121
Straight-line rent adjustment, net	663	640
Reversal of (provision for) uncollectible straight-line rent	494	(123)
Provision for uncollectible billed rent and recoveries	(236)	(909)
Reversal of uncollectible billed rent and recoveries	851	841
Lease income, net	$57,768	$49,926
Other Fee Income
The following table reflects the disaggregation of other fee income:

	Timing of Satisfaction of Performance Obligations	Three months ended March 31,
		2022	2021
Property management fees	Over time	$412	$587
Asset management fees	Over time	251	271
Leasing commissions and other fees	Point in time	91	155
Other fee income		$754	$1,013
The Company had receivables of $228 and $215 as of March 31, 2022 and December 31, 2021, respectively, which are included in deferred costs and other assets, net on the condensed consolidated balance sheets.

4. Acquired Properties
The following table reflects the retail properties acquired, accounted for as asset acquisitions, during the three months ended March 31, 2022:

Acquisition Date	Property	Metropolitan Area	Gross Acquisition Price	Square Feet
February 2, 2022	Shops at Arbor Trails	Austin, TX	$112,190	357
February 2, 2022	Escarpment Village	Austin, TX	77,150	170
			$189,340	527
Transaction costs of $814 were capitalized during the three months ended March 31, 2022. There were no retail properties acquired during the three months ended March 31, 2021.
5. Disposed Properties
There was no real property disposed of during the three months ended March 31, 2022.
The following table reflects the real property disposed of during the three months ended March 31, 2021:

Disposition Date	Property	Metropolitan Area	Square Feet	Gross Disposition Price	Gain (Loss) on Sale, net
February 28, 2021	Sonterra Village (a)	San Antonio, TX	N/A	$616	$436
March 14, 2021	Eldridge Town Center (a)	Houston, TX	N/A	133	104
March 31, 2021	Windward Commons (a)	Alpharetta, GA	N/A	150	(21)
				$899	$519
(a)These were partial condemnations at three retail properties.
6. Investment in Unconsolidated Entities
Joint Venture Interest in IAGM
As of March 31, 2022 and December 31, 2021, the Company owned a 55% interest in one unconsolidated entity, IAGM Retail Fund I, LLC ("IAGM"), a joint venture partnership between the Company and PGGM Private Real Estate Fund ("PGGM"). IAGM was formed on April 17, 2013 for the purpose of acquiring, owning, managing, and disposing of retail properties and sharing in the profits and losses from those retail properties and their activities.
During the three months ended March 31, 2022, IAGM disposed of Price Plaza, a 206 thousand square foot retail property, for a gross disposition price of $39,100 and recognized a gain on sale of $3,751. The Company's share of IAGM's gain on sale was $2,063. The buyer assumed a $17,800 mortgage payable secured by the property.
During the three months ended March 31, 2021, IAGM prepaid mortgages payable of $23,150.
IAGM is party to two interest rate swap agreements to achieve fixed interest rates on its senior secured term loan facility previously subject to variability in the London Inter-bank Offered Rate ("LIBOR"). As of March 31, 2022, and December 31, 2021 the interest rate swaps were recorded as assets with fair values of $2,213 and $530, respectively, on IAGM's condensed consolidated balance sheet, of which the Company's share was $1,217 and $291, respectively. The Company recognizes its share of gains or losses resulting from IAGM's interest rate swaps as an adjustment to the Company's investment in IAGM and an increase or decrease in comprehensive income.

Condensed Financial Information
The following table presents condensed balance sheet information for IAGM:

	As of
	March 31, 2022	December 31, 2021
Assets:
Net investment properties	$251,685	$288,014
Other assets	64,037	98,696
Total assets	$315,722	$386,710
Liabilities and equity:
Mortgages debt, net	$148,242	$165,831
Other liabilities	7,506	12,409
Equity	159,974	208,470
Total liabilities and equity	315,722	386,710

Company's share of equity	88,841	115,513
Outside basis difference, net (a)	(7,504)	(7,569)
Carrying value of investments in unconsolidated entities	$81,337	$107,944
(a)The outside basis difference reflects unamortized deferred gains on historical sales of Antoine Town Center and Prestonwood Town Center.

The following table presents condensed income statement information of IAGM:

	Three months ended March 31,
	2022	2021
Total income	$8,379	$11,429
Depreciation and amortization	(2,905)	(3,764)
Property operating	(1,330)	(2,073)
Real estate taxes	(1,411)	(2,372)
Asset management fees	(251)	(271)
Interest expense, net	(1,159)	(1,692)
Other (expense) and income, net	(142)	(129)
Loss on debt extinguishment	(111)	(14)
Gain on sale of real estate	3,751	—
Net income	$4,821	$1,114

Company's share of net income	$2,652	$612
Outside basis adjustment for investee's sale of real estate, net	64	8
Equity in earnings of unconsolidated entities	$2,716	$620
The following table summarizes the scheduled maturities of IAGM's mortgages payable as of March 31, 2022, for the remainder of 2022, each of the next four years and thereafter:

Scheduled maturities by year:	As of March 31, 2022
2022	$—
2023	126,022
2024	—
2025	22,880
2026	—
Thereafter	—
Total	$148,902

As of March 31, 2022 and December 31, 2021, none of IAGM's mortgages payable are recourse to the Company. It is anticipated that the joint venture will be able to repay, refinance or extend all of its debt on a timely basis.

7. Debt
The Company's debt consists of mortgages payable, unsecured term loans, and an unsecured revolving line of credit. The Company believes it has the ability to repay, refinance or extend any of its debt, and that it has adequate sources of funds to meet short-term cash needs. It is anticipated that the Company will use proceeds from property sales, cash on hand, and available capacity on credit agreements, if any, to repay, refinance or extend the mortgages payable maturing in the near term.
The Company's credit agreements and mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions and distribution limitations. As of March 31, 2022 and December 31, 2021, the Company was in compliance with all loan covenants.
Credit Agreements
On December 21, 2018, the Company entered into an unsecured revolving credit agreement, which amended and restated its prior unsecured revolving credit agreement in its entirety, and provided for a $350,000 unsecured revolving line of credit (the "Revolving Credit Agreement"). On September 22, 2021, the Company entered into an amendment to the Revolving Credit Agreement (the "Amended Revolving Credit Agreement"), which provides for, among other things, an extension of the maturity the $350,000 Revolving Credit Agreement to September 22, 2025, with two six-month extension options.
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
Interest Rate Swaps
The Company is party to four interest rate forward swap agreements which address the periods between the maturity dates of the four effective swaps and the maturity dates of the Amended Term Loan Agreement. In tandem, the interest rate swaps achieve fixed interest rates for a constant notional amount through the maturity dates of the Amended Term Loan Agreement.
The following table summarizes the Company's debt as of March 31, 2022 and December 31, 2021:

		Interest Rate Type	As of March 31, 2022		As of December 31, 2021
	Maturity Date		Interest Rate	Amount	Interest Rate	Amount
Mortgages Payable
Total mortgages payable	Various	Fixed	3.9600%	$140,829	4.0700%	$105,955

Term loans
$200.0 million 5 years	9/22/2026	Fixed	2.6795% (a)	100,000	2.6795% (a)	100,000
$200.0 million 5 years	9/22/2026	Fixed	2.6795% (a)	100,000	2.6795% (a)	100,000
$200.0 million 5.5 years	3/22/2027	Fixed	2.6915% (a)	50,000	2.6915% (a)	50,000
$200.0 million 5.5 years	3/22/2027	Fixed	2.6990% (a)	50,000	2.6990% (a)	50,000
$200.0 million 5.5 years	3/22/2027	Variable	1M LIBOR + 1.20% (b)	100,000	1M LIBOR + 1.20% (b)	100,000
Total				400,000		400,000

Revolving Line of Credit
$350.0 million total capacity	9/22/2025 (d)	Variable	1M LIBOR + 1.04% (b) (c)	136,000	1M LIBOR + 1.05% (b)	31,000

Total debt			2.5587%	676,829	2.6122%	536,955
Debt discounts and issuance costs, net of accumulated amortization				(3,493)		(3,873)
Debt, net				$673,336		$533,082
(a)Interest rates reflect the fixed rates achieved through the Company's interest rate swaps.
(b)As of March 31, 2022 and December 31 2021, 1-Month LIBOR was 0.4520% and 0.1013%, respectively.
(c)For the year ending December 31, 2022, the Company qualified for a 0.01% sustainability adjustment.
(d)Maturity date is not inclusive of two six-month extension options.

The following table summarizes the scheduled maturities of the Company's mortgages payable as of March 31, 2022 for the remainder of 2022, each of the next four years and thereafter.

Scheduled maturities by year:	As of March 31, 2022
2022	$—
2023	38,999
2024	15,700
2025	28,630
2026	—
Thereafter	57,500
Total mortgage payable maturities	$140,829

8. Fair Value Measurements
Recurring Measurements
The following financial instruments are remeasured at fair value on a recurring basis:

	Fair Value Measurements as of
	March 31, 2022			December 31, 2021
Cash Flow Hedges: (a)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative interest rate swaps (b)(c)	$—	$12,109	$—	$—	$(4,322)	$—
(a)During the twelve months subsequent to March 31, 2022, an estimated $1,503 of derivative interest rate assets recognized in accumulated comprehensive income (loss) will be reclassified into earnings.
(b)The Company's derivative assets or liabilities are recognized as a part of deferred costs and other assets, net or other liabilities, respectively. IAGM's derivative assets or liabilities are recognized as a part of investment in unconsolidated entities.
(c)As of March 31, 2022 and December 31, 2021, the Company determined that the credit valuation adjustments associated with nonperformance risk are not significant to the overall valuation of its derivatives. As a result, the Company's derivative valuations in their entirety are classified as Level 2 of the fair value hierarchy.
Nonrecurring Measurements
Investment Properties
During the three months ended March 31, 2022 and 2021, the Company had no Level 3 nonrecurring fair value measurements.
Financial Instruments Not Measured at Fair Value
The table below summarizes the estimated fair value of financial instruments presented at carrying values in the Company's condensed consolidated financial statements as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$140,829	$135,024	$105,955	$104,938
Term loans	$400,000	$400,644	$400,000	$400,470
Revolving line of credit	$136,000	$136,329	$31,000	$31,062
The Company estimated the fair value of its mortgages payable using a weighted-average effective market interest rate of 5.21% and 4.44% as of March 31, 2022 and December 31, 2021, respectively. The Company estimated the fair value of its term loans using a weighted-average effective market interest rate of 3.53% and 2.39% as of March 31, 2022 and December 31, 2021, respectively. The Company classifies its debt instrument valuations within Level 2 of the fair value hierarchy.

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
The following table reconciles the amounts used in calculating basic and diluted earnings per share:

	Three months ended March 31,
	2022	2021
Numerator:
Net income (loss) attributed to common shareholders	$9,501	$(100)

Denominator:
Weighted average common shares outstanding - basic	67,354,717	71,998,654
Dilutive effect of unvested restricted shares (a)	221,321	—
Weighted average common shares outstanding - diluted	67,576,038	71,998,654

Basic and diluted earnings per common share:
Net income (loss) per common share, basic and diluted	$0.14	$—
(a)For the three months ended March 31, 2021, the Company has excluded the anti-dilutive effect of unvested restricted shares.
Share Repurchase Program
On February 23, 2022, the Company established a new share repurchase program (the "SRP") of up to $150.0 million of the Company's outstanding shares of common stock. The SRP may be suspended or discontinued at any time, and does not obligate the Company to repurchase any dollar amount or particular amount of shares. The SRP replaced the Company's prior share repurchase program (the "Prior SRP"), which the Board previously suspended effective September 5, 2021. As of March 31, 2022, the Company has not repurchased any common stock under the SRP.
ATM Program
On March 7, 2022, the Company established an at-the-market equity offering program (the "ATM Program") through which the Company may sell from time to time up to an aggregate of $250.0 million of its common stock. In connection with the ATM Program, the Company may sell shares of its common stock to or through sales agents, or may enter into separate forward sale agreements with one of the agents, or one of their respective affiliates, as a forward purchaser. When the Company enters into a forward sale agreement, it expects that the forward purchaser will attempt to borrow from third parties and sell, through a forward seller, shares of its common stock to hedge the forward purchaser's exposure under the forward sale agreement. As of March 31, 2022, the Company has not sold any common stock under the ATM Program.

10. Stock-Based Compensation
Effective as of June 19, 2015, the Company's Board adopted the Incentive Award Plan, under which the Company may grant cash and equity incentive awards to eligible employees, directors, and consultants. The Company is authorized to grant up to 3,000,000 shares of the Company's common stock pursuant to awards under the Incentive Award Plan. As of March 31, 2022, 1,065,232 shares were available for future issuance under the Incentive Award Plan. Awards granted can be categorized as either time-based awards, performance-based awards, or market-based awards. All awards are valued at fair value, earn dividends throughout the vesting period, and have no voting rights.
Time-based restricted stock unit ("RSU") awards are generally measured at grant date fair value and not subsequently re-measured. Time-based awards granted to employees vest equally on each of the first three anniversaries of the applicable vesting commencement date, subject to the employees' continued service to the Company. The time-based RSU awards granted to directors vest on the earlier of the one-year anniversary of the applicable grant date or the date of the Company's next annual meeting of its shareholders following the grant date, subject to the directors' continued service to the Company.
Performance-based awards are measured at grant date fair value and each grantee is eligible to vest in a number of RSUs ranging from 0% to 100% of the total number granted based on specified performance levels. Performance-based awards vest at the conclusion of the performance period, subject to the recipients' continued service to the Company and achievement of the specified performance levels.
Market-based awards are valued as of the grant date utilizing a Monte Carlo simulation model that assesses the probability of satisfying certain market performance thresholds over a three year performance period. The number of common shares ultimately issued is based on the Company's total shareholder return ("TSR") relative to that of the FTSE NAREIT Shopping Index peer group on a percentile basis. The resulting compensation expense is recorded over the service period regardless of whether the TSR performance measures are achieved.
The following table summarizes the Company's significant assumptions used in the Monte Carlo simulation models:

	Three months ended March 31, 2022
Volatility	33.89%
Risk free interest rate	0.79%	-	1.76%
Dividend Yield	3.24%
The following table summarizes the Company's RSU activity during the three months ended March 31, 2022:

	Unvested Time- Based RSUs	Unvested Performance and Market-Based RSUs	Weighted-Average Grant Date Price Per Share
Outstanding as of January 1, 2022	138,235	471,368	$30.12
Shares granted	97,606	396,338	$18.27
Shares vested	—	(76,520)	$31.40
Shares forfeited	—	(61,102)	$31.40
Outstanding as of March 31, 2022	235,841	730,084	$22.97
As of March 31, 2022, there was $10,292 of total estimated unrecognized compensation expense related to unvested stock-based compensation arrangements that will vest through December 2024. The Company recognized stock-based compensation expense of $1,082 and $2,496 for the three months ended March 31, 2022 and 2021, respectively.

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
Future minimum lease obligations as of March 31, 2022, were as follows:

	Minimum Lease Payments
	Operating Leases	Finance Leases
Remaining 2022	$114	$173
2023	513	21
2024	575	—
2025	456	—
2026	460	—
Thereafter	1,740	—
Total expected minimum lease obligation	3,858	194
Less: Amount representing interest (a)	(672)	(20)
Present value of net minimum lease payments	$3,186	$174
(a)Interest includes the amount necessary to reduce to present value the total expected minimum lease obligations calculated at the Company's incremental borrowing rate.
12. Subsequent Events
In preparing its condensed consolidated financial statements, the Company has evaluated events and transactions occurring after March 31, 2022, through the date the financial statements were issued for recognition and disclosure purposes.
On April 21, 2022, the Company acquired Highlands of Flower Mound, a 175,000 square foot power center shadow anchored by Target, located in Flower Mound, Texas, from IAGM for $38.0 million. The Company assumed $22.9 million of existing mortgage debt to partially finance the acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in these interim condensed consolidated financial statements for the quarter ended March 31, 2022 (the "Quarterly Report"), other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). These statements include statements about InvenTrust Properties Corp.'s (the "Company") plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events; and they involve known and unknown risks that are difficult to predict.
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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties and factors set forth in our filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2021 (the "Annual Report"), and as updated in this Quarterly Report and other quarterly and current reports, which are on file with the SEC and are available at the SEC's website (www.sec.gov). Such risks and uncertainties are related to, among others, the following:
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
•our ability to manage the risks of expanding, developing or redeveloping our retail properties;
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

The following discussion and analysis relates to the three months ended March 31, 2022 and 2021 and as of March 31, 2022 and December 31, 2021. It should be read in conjunction with our condensed consolidated financial statements and the related notes included in this Quarterly Report. All square feet and dollar amounts are stated in thousands, except per share amounts and per square foot metrics, unless otherwise noted.
Overview
Strategy and Outlook
InvenTrust Properties Corp. is a premier Sun Belt, multi-tenant essential retail REIT that owns, leases, redevelops, acquires and manages grocery-anchored neighborhood and community centers, as well as high-quality power centers that often have a grocery component in markets with favorable demographics, including above average growth in population, employment, income and education levels. We believe these conditions create favorable demand characteristics for grocery-anchored and necessity-based essential retail centers which will position us to capitalize on potential future rent increases while benefiting from sustained occupancy at our centers.
Our strategically located regional field offices are within a two-hour drive of 90% of our properties which affords us the ability to respond to the needs of our tenants and provides us with in-depth local market knowledge. We believe that our Sun Belt portfolio of high quality grocery-anchored assets is a distinct differentiator for us in the marketplace. We pursue our business strategy by acquiring retail properties in Sun Belt markets, opportunistically disposing of retail properties, maintaining a flexible capital structure, and enhancing environmental, social and governance practices and standards.
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
Recent Developments
Acquisitions and Line of Credit Draw Down
On February 2, 2022, we acquired two properties in Austin, Texas for $189.3 million, Escarpment Village, approximately 170 thousand square feet and anchored by H.E.B., and Shops at Arbor Trails, approximately 357 thousand square feet and anchored by Costco and Whole Foods. We funded the acquisitions with cash on hand, drawing down $105.0 million on our line of credit, and by assuming mortgage debt on Shops at Arbor Trails and Escarpment Village of $31.5 million and $26.0 million, respectively.
Dispositions
On March 3, 2022, IAGM Retail Fund I, LLC ("IAGM"), our joint venture partnership with PGGM Private Real Estate Fund ("PGGM"), disposed of Price Plaza, a 206 thousand square foot retail property located in Katy, Texas, for a gross disposition price of $39.1 million and recognized a gain on sale of $3.8 million. Our share of IAGM's gain on sale was $2.1 million. The property's buyer assumed a $17.8 million mortgage payable at the property.

Share Repurchase Program
On February 23, 2022, we established a new share repurchase program (the "SRP") of up to $150.0 million of our outstanding shares of common stock. The SRP may be suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or particular amount of shares. The SRP replaced our prior share repurchase program (the "Prior SRP"), which the Board previously suspended effective September 5, 2021. As of March 31, 2022, we have not repurchased any common stock under the SRP.
Debt
On March 4, 2022, we paid off a $22.3 million mortgage payable at Pavilion at La Quinta using cash on hand and recognized a loss on debt extinguishment of $0.1 million.
ATM Program
On March 7, 2022, we established an at-the-market equity offering program (the "ATM Program") through which we may sell from time to time up to an aggregate of $250.0 million of our common stock. In connection with the ATM Program, we may sell shares of our common stock to or through sales agents, or we may enter into separate forward sale agreements with one of the agents, or one of their respective affiliates, as a forward purchaser. When we enter into a forward sale agreement, we expect that the forward purchaser will attempt to borrow from third parties and sell, through a forward seller, shares of our common stock to hedge the forward purchaser's exposure under the forward sale agreement. As of March 31, 2022, we have not sold any common stock under the ATM Program.
Reduction of Authorized Shares
On April 28, 2022, we filed an amendment to our charter to decrease the number of authorized shares of common stock from 1,460,000,000 to 146,000,000, in proportion with the one-for-ten reverse stock split effected by the Company on August 5, 2021. The authorized shares of preferred stock remain at 40,000,000. The authorized shares of common stock have been retroactively adjusted within the accompanying condensed consolidated financial statements to give effect to the reduction as of March 31, 2022.
Our Retail Portfolio
Our wholly-owned and managed retail properties include grocery-anchored community and neighborhood centers and power centers, including those classified as necessity-based, as defined in our Annual Report. As of March 31, 2022, we owned or had an interest in 63 retail properties with a total gross leasable area ("GLA") of approximately 10.6 million square feet, which includes 6 retail properties with a GLA of approximately 1.6 million square feet owned through our 55% ownership interest in an unconsolidated joint venture, IAGM.
Where appropriate, we have included results from the IAGM properties at 55% ("at share") when combined with our wholly-owned properties, defined as "Pro Rata Combined Retail Portfolio". The following table summarizes our retail portfolio as of March 31, 2022 and 2021.

	Wholly-Owned Retail Properties		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2022	2021	2022	2021	2022	2021
No. of properties	57	55	6	10	63	65
GLA (square feet)	9,081	8,394	1,562	2,470	9,940	9,752
Economic occupancy (a)	93.9%	92.1%	86.5%	83.2%	93.2%	90.9%
Leased occupancy (b)	95.1%	94.1%	87.3%	85.3%	94.4%	92.9%
ABR PSF (c)	$18.76	$18.40	$17.23	$17.13	$18.64	$18.24
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

Retail Portfolio Summary by Center Type
The following tables summarize our retail portfolio, by center type, as defined in our Annual Report, as of March 31, 2022 and 2021.

Community and neighborhood centers

	Wholly-Owned Retail Properties		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2022	2021	2022	2021	2022	2021
No. of properties	45	44	5	5	50	49
GLA (square feet)	5,508	5,051	1,387	1,386	6,271	5,813
Economic occupancy	94.4%	93.1%	85.9%	87.2%	93.4%	92.3%
Leased occupancy	95.7%	94.9%	86.9%	88.0%	94.6%	94.0%
ABR PSF	$19.80	$19.44	$17.11	$16.68	$19.50	$19.10

Power centers

	Wholly-Owned Retail Properties		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2022	2021	2022	2021	2022	2021
No. of properties	12	11	1	5	13	16
GLA (square feet)	3,573	3,343	175	1,084	3,669	3,939
Economic occupancy	93.1%	90.7%	90.8%	78.0%	93.0%	88.8%
Leased occupancy	94.4%	93.0%	90.8%	81.8%	94.0%	91.3%
ABR PSF	$17.15	$16.81	$18.13	$17.75	$17.18	$16.93
Same Property Retail Portfolio Summary
The following tables summarize the GLA, economic occupancy and ABR PSF of the properties included in our retail portfolio classified as same property for the three months ended March 31, 2022 and 2021. Same Property Retail Portfolio summaries include results from properties owned for the entirety of both periods presented.

Three months ended March 31

	Wholly-Owned Retail Properties		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2022	2021	2022	2021	2022	2021
No. of properties	54	54	6	6	60	60
GLA (square feet)	8,321	8,256	1,562	1,562	9,180	9,115
Economic occupancy	93.9%	92.0%	86.5%	85.5%	93.2%	91.4%
Leased occupancy	95.0%	94.0%	87.3%	86.5%	94.3%	93.3%
ABR PSF	$18.94	$18.59	$17.23	$16.85	$18.79	$18.44

Lease Expirations
The following table presents the lease expirations of our economic occupied Pro Rata Combined Retail Portfolio as of March 31, 2022.

Lease Expiration Year	No. of Expiring Leases (a)	GLA of Expiring Leases (square feet)	Percent of Total GLA of Expiring Leases	ABR of Expiring Leases	Percent of Total ABR	Expiring ABR PSF
2022	101	310	3.3%	$6,418	3.5%	$20.70
2023	204	1,041	11.2%	19,253	10.5%	18.49
2024	201	1,032	11.1%	21,177	11.6%	20.52
2025	185	1,166	12.6%	21,085	11.5%	18.08
2026	204	877	9.5%	20,372	11.1%	23.23
2027	188	1,723	18.6%	33,465	18.3%	19.42
2028	87	461	5.0%	10,590	5.8%	22.97
2029	91	530	5.7%	11,473	6.3%	21.65
2030	68	339	3.7%	8,632	4.7%	25.46
2031	76	491	5.3%	10,442	5.7%	21.27
Thereafter	72	1,249	13.5%	19,307	10.5%	15.46
Other (b)	13	42	0.5%	965	0.5%	22.98
	1,490	9,261	100%	$183,179	100%	$19.78
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

Leasing Activity, Pro Rata Combined Retail Portfolio
The following table summarizes the leasing activity for leases that were executed during the three months ended March 31, 2022, compared with expiring or expired leases for the same or previous tenant for renewals and the same unit for new leases at the 63 properties in our Pro Rata Combined Retail Portfolio. Except for number of leases, all figures reflect results from our wholly owned and IAGM properties at share. These tables do not include rent deferral lease amendments executed as a result of the impact of the COVID-19 pandemic.
In our Pro Rata Combined Retail Portfolio, we had GLA totaling 1.04 million square feet expiring during the three months ended March 31, 2022, of which 971 thousand square feet was re-leased. This achieved a retention rate of approximately 93.1%.

	No. of Leases Executed for the Three Months Ended March 31, 2022	GLA SF (in thousands)	New Contractual Rent ($PSF) (b)	Prior Contractual Rent ($PSF) (b)	% Change over Prior Lease Rent (b)	Weighted Average Lease Term (Years)	Tenant Improvement Allowance ($PSF)	Lease Commissions ($PSF)
All Tenants
Comparable Renewal Leases (a)	46	114	$27.72	$26.56	4.4%	4.1	$0.98	$—
Comparable New Leases (a)	1	11	$15.50	$13.00	19.2%	11.0	$45.00	$9.86
Non-Comparable Renewal and New Leases	21	58	$30.80	N/A	N/A	10.0	$42.07	$11.80
Total	68	183	$26.69	$25.41	5.0%	6.4	$16.52	$4.30

Anchor Tenants (leases ten thousand square feet and over)
Comparable Renewal Leases (a)	3	36	$18.08	$17.28	4.6%	2.5	$1.38	$—
Comparable New Leases (a)	1	11	$15.50	$13.00	19.2%	11.0	$45.00	$9.86
Non-Comparable Renewal and New Leases	—	—	$—	$—	N/A	—	$—	$—
Total	4	47	$17.50	$16.31	7.3%	4.4	$11.22	$2.22

Small Shop Tenants (leases under ten thousand square feet)
Comparable Renewal Leases (a)	43	78	$32.19	$30.85	4.3%	4.9	$0.79	$—
Comparable New Leases (a)	—	—	$—	$—	—%	—	$—	$—
Non-Comparable Renewal and New Leases	21	58	$30.80	N/A	N/A	10.0	$42.07	$11.80
Total	64	136	$32.19	$30.85	4.3%	7.1	$18.34	$5.02
(a)Comparable leases are leases that meet all of the following criteria: terms greater than or equal to one year, unit was vacant less than one year prior to executed lease, square footage of unit remains unchanged or within 10% of prior unit square footage, and has a rent structure consistent with the previous tenant.
(b)Non-comparable leases are not included in totals.

Results of Operations
Comparison of results for the three months ended March 31, 2022 and 2021
We generate substantially all of our earnings from property operations. Since January 1, 2021, we have acquired three retail properties and disposed of one retail property.
The following table presents the changes in our income for the three months ended March 31, 2022 and 2021.

	Three months ended March 31,
	2022	2021	Increase (Decrease)
Income
Lease income, net	$57,768	$49,926	$7,842
Other property income	264	182	82
Other fee income	754	1,013	(259)
Total income	$58,786	$51,121	$7,665
Lease income, net, for the three months ended March 31, 2022, increased by $7.8 million when compared to the same period in 2021, primarily as a result of increased minimum rent of $4.4 million, net changes in credit losses and related reversals of $1.3 million, increased recovery income of $0.7 million, increased percentage rent of $0.1 million, and net increased GAAP rent adjustments of $1.3 million.
The following table presents the changes in our operating expenses for the three months ended March 31, 2022 and 2021.

	Three months ended March 31,
	2022	2021	Increase (Decrease)
Operating expenses
Depreciation and amortization	$22,829	$21,687	$1,142
Property operating	8,285	8,009	276
Real estate taxes	8,043	8,133	(90)
General and administrative	7,887	10,351	(2,464)
Total operating expenses	$47,044	$48,180	$(1,136)
Depreciation and amortization expenses for the three months ended March 31, 2022, increased $1.1 million when compared to the same period in 2021, primarily as a result of the acquisition of three retail properties since January 1, 2021 generating increased depreciation and amortization expense of $2.0 million, which was partially offset by $0.9 million of reduced depreciation and amortization expense pertaining to the demolition of a building at one retail property in 2021.
General and administrative expenses for the three months ended March 31, 2022, decreased $2.5 million when compared to the same period in 2021, primarily as a result of decreased long-term incentive plan costs of $1.4 million, decreased stock administration and investor relations costs of $0.7 million, and net decreases in all other costs of $0.4 million.
The following table presents the changes in our other income and expenses.

	Three months ended March 31,
	2022	2021	Change, net
Other (expense) income
Interest expense, net	$(4,809)	$(3,985)	$(824)
Loss on extinguishment of debt	(96)	—	(96)
Gain on sale of investment properties, net	—	519	(519)
Equity in earnings of unconsolidated entities	2,716	620	2,096
Other income and expense, net	(52)	(195)	143
Total other (expense) income, net	$(2,241)	$(3,041)	$800
Interest expense, net
Interest expense, net, for the three months ended March 31, 2022 increased $0.8 million when compared to the same period in 2021, primarily as a result of:
•fluctuations in our line of credit balances and 1-month LIBOR interest rates on our corporate credit facilities generating increased interest expense of $0.3 million,

•assumption of mortgages on Shops at Arbor Trails and Escarpment Village of $31.5 million and $26.0 million, respectively, generating increased interest expense of $0.3 million,
•increased amortization of debt issuance costs of $0.3 million, and was offset by:
•paying off a $22.3 million mortgage payable on one retail property, decreasing interest expense by $0.1 million and generating a loss on debt extinguishment of $0.1 million.
Gain on sale of investment properties, net
During the three months ended March 31, 2021, we recognized a net gain of $0.5 million on the completion of partial condemnations at three retail properties.
Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities for the three months ended March 31, 2022, increased $2.1 million when compared to the same period in 2021, primarily as a result of a gain on sale of a property of $2.1 million and decreased interest expense of $0.3 million, which were partially offset by decreased earnings from property operations of $0.3 million. The aforementioned amounts represent our proportionate share of the activity.
Net Operating Income
We evaluate the performance of our retail properties based on NOI, which excludes general and administrative expenses, depreciation and amortization, provision for asset impairment, other income and expense, net, gains (losses) from sales of properties, gains (losses) on extinguishment of debt, interest expense, net, equity in earnings (losses) from unconsolidated entities, lease termination income and expense, and GAAP rent adjustments (such as straight-line rent, above/below market lease amortization and amortization of lease incentives). We bifurcate NOI into Same Property NOI and NOI from other investment properties based on whether the underlying retail properties meet our same property criteria.
We believe the supplemental non-GAAP financial measures of NOI, same property NOI, and NOI from other investment properties provide added comparability across periods when evaluating our financial condition and operating performance that is not readily apparent from "Operating income" or "Net income" in accordance with GAAP.
Comparison of Same Property results for the three months ended March 31, 2022 and 2021
A total of 54 wholly-owned retail properties and 60 Pro Rata retail properties met our Same Property criteria for the three months ended March 31, 2022 and 2021. The following table presents the reconciliation of net income (loss), the most directly comparable GAAP measure, to NOI, Same Property NOI, and Pro Rata Same Property NOI for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
Net income (loss)	$9,501	$(100)
Adjustments to reconcile to non-GAAP metrics:
Other income and expense, net	52	195
Equity in earnings of unconsolidated entities	(2,716)	(620)
Interest expense, net	4,809	3,985
Loss on extinguishment of debt	96	—
Gain on sale of investment properties, net	—	(519)
Depreciation and amortization	22,829	21,687
General and administrative	7,887	10,351
Other fee income	(754)	(1,013)
Adjustments to NOI (a)	(3,872)	(1,881)
NOI	37,832	32,085
NOI from other investment properties	(2,096)	(150)
Same Property NOI	35,736	31,935
IAGM Same Property NOI at share	3,001	2,596
Pro Rata Same Property NOI	$38,737	$34,531
(a)Adjustments to NOI include termination fee income and expense and GAAP rent adjustments.

Comparison of the components of Same Property NOI for the three months ended March 31, 2022 and 2021

	Three months ended March 31,
	2022	2021	Change	Var.
Lease income, net	$50,666	$47,894	$2,772	5.8%
Other property income	269	187	82	43.9%
	50,935	48,081	2,854	5.9%
Property operating	7,847	8,012	(165)	(2.1)%
Real estate taxes	7,352	8,134	(782)	(9.6)%
	15,199	16,146	(947)	(5.9)%
Same Property NOI	$35,736	$31,935	$3,801	11.9%

Same Property NOI increased by $3.8 million, or 11.9%, when comparing the three months ended March 31, 2022 to the same period in 2021, and was primarily a result of:
•increased minimum rent of $2.2 million,
•net changes in credit losses and related reversals of $0.7 million,
•decreased recoverable expenses of $0.7 million,
•decreased non-recoverable expenses of $0.3 million
•increased percentage rent of $0.1 million, and was offset by:
•decreased recovery income of $0.2 million.

The increase in minimum rent is primarily attributable increased economic and leased occupancy levels when comparing the three months ended March 31, 2022 to the same period in 2021.
During the three months ended March 31, 2022, we recognized credit losses relating to billed rent and recoveries of $0.2 million and reversals of credit losses of $0.8 million. During the three months ended March 31, 2021, we recognized credit losses relating to billed rent and recoveries of $0.9 million and reversals of credit losses of $0.8 million.
Real estate taxes and recoverable operating expenses, net of associated recoveries, decreased $0.5 million when comparing the three months ended March 31, 2022 to the same period in 2021, primarily reflecting increased real estate tax refunds.
Non-recoverable operating expenses relating to tenant lease negotiations decreased when comparing the three months ended March 31, 2022 to the same period in 2021.

Funds From Operations
The National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a widely accepted non-GAAP financial measure of operating performance known as Funds From Operations ("NAREIT FFO"). Our NAREIT FFO is net income (or loss) in accordance with GAAP, excluding gains (or losses) resulting from dispositions of properties, plus depreciation and amortization and impairment charges on depreciable real property. Adjustments for IAGM are calculated to reflect our proportionate share of the joint venture's funds from operations on the same basis.
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
See our Annual Report on Form 10-K for expanded descriptions of NAREIT FFO and Core FFO. FFO Applicable to Common Shares and Dilutive Securities and Core FFO Applicable to Common Shares and Dilutive Securities is calculated as follows:

	Three months ended March 31,
	2022	2021
Net income (loss)	$9,501	$(100)
Depreciation and amortization related to investment properties	22,622	21,447
Gain on sale of investment properties, net	—	(519)
Unconsolidated joint venture adjustments (a)	(465)	2,070
NAREIT FFO Applicable to Common Shares and Dilutive Securities	31,658	22,898
Amortization of above and below-market leases and lease inducements, net	(2,547)	(1,243)
Straight-line rent adjustments, net	(1,157)	(517)
Adjusting items, net (b)	873	819
Unconsolidated joint venture adjusting items, net (c)	194	168
Core FFO Applicable to Common Shares and Dilutive Securities	$29,021	$22,125

Weighted average common shares outstanding - basic	67,354,717	71,998,654
Dilutive effect of unvested restricted shares (d)	221,321	—
Weighted average common shares outstanding - diluted	67,576,038	71,998,654

Net income (loss) per common share, basic and diluted	$0.14	$—
Per share adjustments - NAREIT FFO Applicable to Common Shares and Dilutive Securities	0.33	0.32
NAREIT FFO Applicable to Common Shares and Dilutive Securities per share	$0.47	$0.32
Per share adjustments - Core FFO Applicable to Common Shares and Dilutive Securities	(0.04)	(0.01)
Core FFO Applicable to Common Shares and Dilutive Securities per share	$0.43	$0.31
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
(d)For purposes of calculating non-GAAP per share metrics, the same denominator is used as that which would be used in calculating diluted earnings per share in accordance with GAAP. For the three months ended March 31, 2021, unvested restricted shares were antidilutive and therefore excluded from the denominator in the diluted earnings per share calculation in accordance with GAAP.

Liquidity and Capital Resources
Development, Redevelopment, Capital Expenditures and Leasing Activities
The following table summarizes capital resources used through development and redevelopment, capital expenditures, and leasing activities at our retail properties owned during the three months ended March 31, 2022. These costs are classified as cash used in capital expenditures and tenant improvements and investment in development and redevelopment projects on the condensed consolidated statements of cash flows during the three months ended March 31, 2022.

	Development and Redevelopment		Capital Expenditures	Leasing		Total
Direct costs	$1,986	(a)	$1,145	$2,818	(c)	$5,949
Indirect costs	377	(b)	340	—		717
Total	$2,363		$1,485	$2,818		$6,666
(a)Direct development and redevelopment costs relate to construction of buildings at our retail properties.
(b)Indirect development and redevelopment costs relate to capitalized interest, real estate taxes, insurance, and payroll attributed to improvements at our retail properties.
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
•Proceeds from corporate borrowings; and
•Proceeds from any ATM Program activities.

•To invest in properties;
•To fund development, redevelopment, maintenance and capital expenditures or leasing incentives;
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

Distributions
During the three months ended March 31, 2022, we declared distributions to our stockholders totaling $13.8 million and paid cash distributions of $13.8 million. As we execute on our retail strategy and continue to evaluate our business, results of operations and cash flows, our Board will continue to evaluate our distribution on a periodic basis.
Summary of Cash Flows

	Three months ended March 31,		Change
	2022	2021
Cash provided by operating activities	$26,777	$20,846	$5,931
Cash used in investing activities	(114,281)	(4,490)	(109,791)
Cash provided by (used in) financing activities	68,373	(64,087)	132,460
Decrease in cash, cash equivalents and restricted cash	(19,131)	(47,731)	28,600
Cash, cash equivalents and restricted cash at beginning of period	44,854	223,770	(178,916)
Cash, cash equivalents and restricted cash at end of period	$25,723	$176,039	$(150,316)
Cash provided by operating activities of $26.8 million and $20.8 million for the three months ended March 31, 2022 and 2021, respectively, was generated primarily from income from property operations and operating distributions from IAGM. Cash provided by operating activities increased $5.9 million when comparing the three months ended March 31, 2022, to the same period in 2021, primarily from increased cash from property operations as a result of the resiliency of our tenants and markets in which we operate, increased distributions from IAGM, general fluctuations in working capital, and the acquisition of three retail properties, which was partially offset by the disposition of one retail property since January 1, 2021.
Cash used in investing activities of $114.3 million for the three months ended March 31, 2022, was primarily the result of:
•$130.9 million for acquisitions of investment properties,
•$4.3 million for capital expenditures and tenant improvements,
•$2.4 million for investment in development projects,
•$1.1 million for lease commissions and other leasing costs, and
•$0.9 million for cash outflows from other investing activities, which was partially offset by cash provided of
•$25.3 million from distributions from unconsolidated entities.
Cash used in investing activities of $4.5 million for the three months ended March 31, 2021, was primarily the result of:
•$3.0 million for capital expenditures and tenant improvements,
•$0.5 million for investment in development projects,
•$1.0 million for lease commissions and other leasing costs, and
•$0.9 million for cash inflows from other investing activities, which was partially offset by cash provided of
•$0.9 million from net proceeds received from the sale of investment properties.
Cash provided by financing activities of $68.4 million for the three months ended March 31, 2022, was primarily the result of:
•$105.0 million drawn from the line of credit to partially finance our Austin acquisitions, which was partially offset by cash used of
•$22.3 million for pay-offs of debt,
•$13.8 million to pay distributions, and
•$0.5 million for principal payments on mortgage debt, payment of finance lease liabilities, and payment of loan fees and other deposits.
Cash used in financing activities of $64.1 million for the three months ended March 31, 2021, was primarily the result of:
•$50.0 million for pay-down of line of credit,
•$13.6 million to pay distributions, and
•$0.5 million for principal payments on mortgage debt, payment of finance lease liabilities, and payment of loan fees and other deposits.

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
Contractual Obligations
We have obligations related to our mortgage loans, term loan, and revolving credit facility as described in "Note 7. Debt" in the condensed consolidated financial statements. The unconsolidated joint venture in which we have an investment has third-party mortgage debt of $148.9 million as of March 31, 2022, as described in "Note 6. Investment in Unconsolidated Entities" in the condensed consolidated financial statements. It is anticipated that our unconsolidated joint venture will be able to repay or refinance all of its debt on a timely basis.
The following table presents, on a consolidated basis, obligations and commitments to make future payments under debt obligations and lease agreements. It excludes third-party debt associated with our unconsolidated joint venture and debt discounts that are not future cash obligations as of March 31, 2022.

	Payments due by year ending December 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Long-term debt:
Fixed rate debt, principal (a)	$—	$38,999	$15,700	$28,630	$200,000	$157,500	$440,829
Variable-rate debt, principal	—	—	—	136,000	—	100,000	236,000
Interest	15,086	21,969	21,378	18,517	12,501	5,635	95,086
Total long-term debt	15,086	60,968	37,078	183,147	212,501	263,135	771,915
Operating lease obligations (b)	114	513	575	456	460	1,740	3,858
Finance lease obligations (c)	173	21	—	—	—	—	194
Grand total	$15,373	$61,502	$37,653	$183,603	$212,961	$264,875	$775,967
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
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows. As of March 31, 2022, our debt included outstanding variable-rate line of credit balances of $136.0 million and term loans of $400.0 million, of which $300.0 million has been swapped to a fixed rate. If market rates of interest on all variable-rate debt as of March 31, 2022 permanently increased and decreased by 1%, the annual increase and decrease in interest expense on the variable-rate debt and future earnings and cash flows would be approximately $2.4 million. See our Annual Report for expanded discussion regarding how we achieve our interest rate risk management objectives and how we often use financial instruments to hedge exposures to changes in interest rates on loans.
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
The following table summarizes our four effective interest rate swaps as of March 31, 2022:

						Fair Value as of
Interest Rate Swap	Effective Date	Termination Date	InvenTrust Receives Variable Rate of	InvenTrust Pays Fixed Rate of	Notional Amount	March 31, 2022	December 31, 2021
5 year, fixed portion	Dec 2, 2019	Dec 21, 2023	1-Month LIBOR	1.4795%	$100,000	$1,371	$(1,304)
5 year, fixed portion	Dec 2, 2019	Dec 21, 2023	1-Month LIBOR	1.4795%	100,000	1,369	(1,304)
5.5 year, fixed portion	Dec 2, 2019	Jun 21, 2024	1-Month LIBOR	1.4915%	50,000	1,004	(674)
5.5 year, fixed portion	Dec 2, 2019	Jun 21, 2024	1-Month LIBOR	1.4990%	50,000	992	(684)
					$300,000	$4,736	$(3,966)
The following table summarizes our four forward interest rate swaps as of March 31, 2022:

						Fair Value as of
Interest Rate Swap	Effective Date	Termination Date	InvenTrust Receives Variable Rate of	InvenTrust Pays Fixed Rate of	Notional Amount	March 31, 2022	December 31, 2021
5 year, fixed portion	Dec 21, 2023	Sep 22, 2026	1-Month LIBOR	1.5763%	$100,000	$2,188	$(230)
5 year, fixed portion	Dec 21, 2023	Sep 22, 2026	1-Month LIBOR	1.5730%	100,000	2,205	(212)
5.5 year, fixed portion	Jun 21, 2024	Mar 22, 2027	1-Month LIBOR	1.5770%	50,000	901	(87)
5.5 year, fixed portion	Jun 21, 2024	Mar 22, 2027	1-Month LIBOR	1.5960%	50,000	862	(118)
					$300,000	$6,156	$(647)
The following table summarizes IAGM's effective interest rate swaps as of March 31, 2022:

						Fair Value as of
Interest Rate Swap	Effective Date	Termination Date	IAGM Receives Variable Rate of	IAGM Pays Fixed Rate of	Notional Amount	March 31, 2022	December 31, 2021
Secured term loan	Apr 1, 2020	Nov 2, 2023	1-Month LIBOR	0.4290%	$45,000	$1,321	$310
Secured term loan	Apr 1, 2020	Nov 2, 2023	1-Month LIBOR	0.4060%	30,000	892	220
					$75,000	$2,213	$530
The gains or losses resulting from marking-to-market our derivatives each reporting period are recognized as an increase or decrease in comprehensive income on our condensed consolidated statements of operations and comprehensive income.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act, our management, including our Principal Executive Officer and our Principal Financial Officer, evaluated as of March 31, 2022, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2022, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Principal Executive Officer and our Principal Financial Officer as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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

10.1	Form of Performance-Based Restricted Stock Unit Award Agreement (2022)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2022, filed with the SEC on May 3, 2022, is formatted in Extensible Business Reporting Language ("XBRL"): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed as part of this Quarterly Report on Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InvenTrust Properties Corp.

Date:	May 3, 2022
By:	/s/ Daniel J. Busch

Name:	Daniel J. Busch
Title:	President, Chief Executive Officer (Principal Executive Officer)

Date:	May 3, 2022
By:	/s/ Michael Phillips

Name:	Michael Phillips
Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)