Form 10-Q
period 2022-06-30
InvenTrust Properties Corp.
filed 2022-08-02
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of August 1, 2022, there were 67,427,571 shares of the registrant's common stock outstanding.

INVENTRUST PROPERTIES CORP.

Quarterly Report on Form 10-Q
For the quarterly period ended June 30, 2022
Table of Contents

-i-

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	As of
	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Investment properties
Land	$649,634	$598,936
Building and other improvements	1,804,485	1,664,525
Construction in progress	16,857	9,642
Total	2,470,976	2,273,103
Less accumulated depreciation	(369,291)	(350,256)
Net investment properties	2,101,685	1,922,847
Cash, cash equivalents and restricted cash	95,893	44,854
Investment in unconsolidated entities	57,550	107,944
Intangible assets, net	98,501	81,026
Accounts and rents receivable	27,979	30,059
Deferred costs and other assets, net	46,105	25,685
Total assets	$2,427,713	$2,212,415

Liabilities
Debt, net	$702,802	$533,082
Accounts payable and accrued expenses	35,952	36,208
Distributions payable	13,836	13,802
Intangible liabilities, net	31,712	28,995
Other liabilities	23,922	28,776
Total liabilities	808,224	640,863
Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 146,000,000 shares authorized, 67,427,571 shares issued and outstanding as of June 30, 2022 and 67,344,374 shares issued and outstanding as of December 31, 2021	67	67
Additional paid-in capital	5,454,292	5,452,550
Distributions in excess of accumulated net income	(3,852,985)	(3,876,743)
Accumulated comprehensive income (loss)	18,115	(4,322)
Total stockholders' equity	1,619,489	1,571,552
Total liabilities and stockholders' equity	$2,427,713	$2,212,415
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Income
Lease income, net	$58,935	$50,978	$116,703	$100,904
Other property income	318	268	582	450
Other fee income	640	894	1,394	1,907
Total income	59,893	52,140	118,679	103,261

Operating expenses
Depreciation and amortization	24,205	21,995	47,034	43,682
Property operating	9,184	7,774	17,469	15,783
Real estate taxes	8,615	8,158	16,658	16,291
General and administrative	8,116	9,910	16,003	20,261
Total operating expenses	50,120	47,837	97,164	96,017

Other income (expense)
Interest expense, net	(5,631)	(3,972)	(10,440)	(7,957)
Loss on extinguishment of debt	—	—	(96)	—
Gain on sale of investment properties, net	36,856	361	36,856	880
Equity in earnings of unconsolidated entities	716	775	3,432	1,395
Other income and expense, net	207	32	155	(163)
Total other income (expense), net	32,148	(2,804)	29,907	(5,845)

Net income	$41,921	$1,499	$51,422	$1,399

Weighted-average common shares outstanding, basic	67,413,049	71,943,542	67,384,044	71,970,945
Weighted-average common shares outstanding, diluted	67,550,846	72,036,346	67,577,524	72,024,473

Net income per common share, basic and diluted	$0.62	$0.02	$0.76	$0.02

Distributions declared per common share outstanding	$0.21	$0.19	$0.41	$0.39
Distributions paid per common share outstanding	$0.21	$0.20	$0.41	$0.38

Comprehensive income
Net income	$41,921	$1,499	$51,422	$1,399
Unrealized gain (loss) on derivatives	5,514	(138)	20,920	1,755
Reclassification to net income	492	1,078	1,517	2,126
Comprehensive income	$47,927	$2,439	$73,859	$5,280

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income (Loss)	Total

Beginning balance, January 1, 2022	67,344,374	$67	$5,452,550	$(3,876,743)	$(4,322)	$1,571,552
Net income	—	—	—	9,501	—	9,501
Unrealized gain on derivatives	—	—	—	—	15,406	15,406
Reclassification to interest expense, net	—	—	—	—	1,003	1,003
Reclassification to equity in earnings of unconsolidated entities	—	—	—	—	22	22
Distributions declared	—	—	—	(13,828)	—	(13,828)
Stock-based compensation, net	44,329	—	550	—	—	550
Ending balance, March 31, 2022	67,388,703	67	5,453,100	(3,881,070)	12,109	1,584,206
Net income	—	—	—	41,921	—	41,921
Unrealized loss on derivatives	—	—	—	—	5,514	5,514
Reclassification to interest expense, net	—	—	—	—	547	547
Reclassification from equity in earnings of unconsolidated entities	—	—	—	—	(55)	(55)
Distributions declared		—	—	(13,836)	—	(13,836)
Stock-based compensation, net	38,868	—	1,192	—	—	1,192
Ending balance, June 30, 2022	67,427,571	$67	$5,454,292	$(3,852,985)	$18,115	$1,619,489

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income (Loss)	Total

Beginning balance, January 1, 2021	71,998,654	$72	$5,566,902	$(3,815,662)	$(12,449)	$1,738,863
Net loss	—	—	—	(100)	—	(100)
Unrealized gain on derivatives	—	—	—	—	1,893	1,893
Reclassification to interest expense, net	—	—	—	—	1,017	1,017
Reclassification to equity in earnings of unconsolidated entities	—	—	—	—	31	31
Distributions declared	—	—	—	(14,065)	—	(14,065)
Stock-based compensation, net	—	—	1,383	—	—	1,383
Ending balance, March 31, 2021	71,998,654	$72	$5,568,285	$(3,829,827)	$(9,508)	$1,729,022
Net income	—	—	—	1,499	—	1,499
Unrealized loss on derivatives	—	—	—	—	(138)	(138)
Reclassification to interest expense, net	—	—	—	—	1,045	1,045
Reclassification to equity in earnings of unconsolidated entities	—	—		—	33	33
Distributions declared	—	—	—	(13,921)	—	(13,921)
Stock-based compensation, net	18,392	—	1,863	—	—	1,863
Repurchase of common stock under share repurchase plan, net	(755,643)	(1)	(16,678)	—	—	(16,679)
Ending balance, June 30, 2021	71,261,403	$71	$5,553,470	$(3,842,249)	$(8,568)	$1,702,724

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$51,422	$1,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,034	43,682
Amortization of above and below-market leases and lease inducements, net	(3,609)	(2,385)
Amortization of debt discounts and financing costs	1,341	771
Straight-line rent adjustment, net	(1,370)	(1,491)
(Reversal of) provision for estimated credit losses	(1,777)	52
Gain on sale of investment properties, net	(36,856)	(880)
Loss on extinguishment of debt	96	—
Equity in earnings of unconsolidated entities	(3,432)	(1,395)
Distributions from unconsolidated entities	7,700	5,775
Stock-based compensation, net	2,402	4,807
Changes in operating assets and liabilities:
Accounts and rents receivable	5,027	5,797
Deferred costs and other assets, net	(3,029)	(1,257)
Accounts payable and accrued expenses	(433)	400
Other liabilities	(1,024)	(1,276)
Net cash provided by operating activities	63,492	53,999
Cash flows from investing activities:
Purchase of investment properties	(156,139)	—
Capital expenditures and tenant improvements	(10,134)	(6,696)
Investment in development and redevelopment projects	(6,124)	(1,546)
Proceeds from sale of investment properties, net	54,276	1,317
Distributions from unconsolidated entities	47,355	—
Lease commissions and other leasing costs	(2,061)	(2,283)
Other assets	(7)	(118)
Other liabilities	(947)	(1,032)
Net cash used in investing activities	(73,781)	(10,358)
Cash flows from financing activities:
Common shares repurchased through share repurchase program	—	(16,679)
Distributions to shareholders	(27,630)	(27,707)
Line of credit proceeds	112,000	—
Line of credit repayments	—	(50,000)
Payoffs of debt	(22,328)	—
Principal payments on mortgage debt	(521)	(649)
Payment of finance lease liabilities	(179)	(215)
Payment of loan fees and deposits	(14)	(50)
Net cash provided by (used in) financing activities	61,328	(95,300)
Net decrease in cash, cash equivalents and restricted cash	51,039	(51,659)
Cash, cash equivalents and restricted cash at the beginning of the period	44,854	223,770
Cash, cash equivalents and restricted cash at the end of the period	$95,893	$172,111

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months ended June 30,
	2022	2021
Supplemental disclosure and schedules:
Cash flow disclosure, including non-cash activities:
Cash paid for interest, net of capitalized interest	$8,604	$7,364
Cash paid for income taxes, net of refunds	$471	$295
Distributions payable to shareholders	$13,836	$13,921
Accrued capital expenditures and tenant improvements	$2,607	$1,880
Capitalized costs placed in service	$2,494	$3,124

Purchase of investment properties:
Net investment properties	$216,750	$—
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	29,759	—
Accounts payable and accrued expenses, lease intangibles, and other liabilities	(10,489)	—
Assumption of mortgage debt, at fair value	(79,881)	—
Cash outflow for purchase of investment properties, net	156,139	—
Assumption of mortgage principal	80,380	—
Capitalized acquisition costs	(886)	—
Credits and other changes in cash outflow, net	2,837	—
Gross acquisition price of investment properties	$238,470	$—

Sale of investment properties:
Net investment properties	$17,792	$437
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	544	—
Accounts payable and accrued expenses, lease intangibles, and other liabilities	(916)	—
Gain on sale of investment properties, net	36,856	880
Proceeds from sale of investment properties, net	54,276	1,317
Credits and other changes in cash inflow, net	1,174	—
Gross disposition price of investment properties	$55,450	$1,317
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.
Notes to Condensed Consolidated Financial Statements
June 30, 2022 and 2021
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
As of June 30, 2022 and 2021, the Company had an investment in one unconsolidated real estate joint venture, as disclosed in "Note 6. Investment in Unconsolidated Entities".
Reduction of Authorized Shares
On April 28, 2022, the Company filed an amendment to its charter to decrease the number of authorized shares of common stock from 1,460,000,000 to 146,000,000, in proportion with the one-for-ten reverse stock split effected by the Company on August 5, 2021. The authorized shares of preferred stock remain at 40,000,000. The authorized shares of common stock have been retroactively adjusted within the accompanying condensed consolidated financial statements to give effect to the reduction as of June 30, 2022.
The Company determined it has a single reportable segment, multi-tenant retail, for disclosure purposes in accordance with GAAP. The following table summarizes the Company's retail portfolio as of June 30, 2022 and 2021:

	Wholly-Owned Retail Properties		Unconsolidated Retail Properties at 100%
	2022	2021	2022	2021
No. of properties	57	55	5	10
Gross Leasable Area (square feet)	9,077	8,395	1,387	2,470

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
3. Revenue Recognition
Operating Leases
Minimum lease payments to be received under long-term operating leases and short-term specialty leases, excluding additional percentage rent based on tenants' sales volume and tenant reimbursements of certain operating expenses, and assuming no exercise of renewal options or early termination rights, are as follows:

Minimum lease payments, by year	As of June 30, 2022
Remaining 2022	$81,935
2023	156,280
2024	141,080
2025	123,692
2026	106,615
Thereafter	308,871
Total	$918,473
The table above includes payments from tenants who have taken possession of their space, including tenants who have been moved to the cash basis of accounting for revenue recognition purposes. The remaining lease terms range from less than one year to seventy-seven years.
The following table reflects the disaggregation of lease income, net:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Minimum base rent	$36,726	$31,617	$71,774	$62,607
Real estate tax recoveries	7,739	7,281	15,006	14,275
Common area maintenance, insurance, and other recoveries	7,004	5,830	13,296	11,768
Ground rent income	3,760	3,258	7,370	6,514
Above and below-market rent and lease inducement amortization, net	1,062	1,142	3,609	2,385
Short-term and other lease income	1,120	786	2,184	1,721
Termination fee income	149	74	317	195
Straight-line rent adjustment, net	707	851	1,370	1,491
Reversal of (provision for) uncollectible straight-line rent	504	(99)	998	(222)
Provision for uncollectible billed rent and recoveries	(144)	(673)	(380)	(1,582)
Reversal of uncollectible billed rent and recoveries	308	911	1,159	1,752
Lease income, net	$58,935	$50,978	$116,703	$100,904
Other Fee Income
The following table reflects the disaggregation of other fee income:

	Timing of Satisfaction of Performance Obligations	Three months ended June 30,		Six months ended June 30,
		2022	2021	2022	2021
Property management fees	Over time	$302	$488	$714	$1,075
Asset management fees	Over time	220	296	471	567
Leasing commissions and other fees	Point in time	118	110	209	265
Other fee income		$640	$894	$1,394	$1,907
The Company had receivables of $192 and $215 as of June 30, 2022 and December 31, 2021, respectively, which are included in deferred costs and other assets, net on the condensed consolidated balance sheets.

4. Acquired Properties
The following table reflects the retail properties acquired, accounted for as asset acquisitions, during the six months ended June 30, 2022:

Acquisition Date	Property	Metropolitan Area	Square Feet	Gross Acquisition Price	Assumption of Mortgage Debt
February 2, 2022	Shops at Arbor Trails	Austin, TX	357	$112,190	$31,500
February 2, 2022	Escarpment Village	Austin, TX	170	77,150	26,000
April 21, 2022	The Highlands of Flower Mound (a)	Dallas, TX	175	38,000	22,880
May 4, 2022	Bay Landing	Fort Myers, FL	63	10,425	—
June 10, 2022	Kyle Marketplace - Outparcel (b)	Austin, TX	—	705	—
			765	$238,470	$80,380
(a)This retail property was acquired from the Company's unconsolidated joint venture, as disclosed in "Note 6. Investment in Unconsolidated Entities". The Company recognized a fair value adjustment of $499 to the mortgage payable secured by the property.
(b)The Company acquired a parcel of vacant land adjacent to this retail property.
Transaction costs of $886 were capitalized during the six months ended June 30, 2022. There were no retail properties acquired during the six months ended June 30, 2021.
5. Disposed Properties
The following table reflects the real property disposed of during the six months ended June 30, 2022:

Disposition Date	Property	Metropolitan Area	Square Feet	Gross Disposition Price	Gain on Sale, net
June 30, 2022	Centerplace of Greeley	Denver, Colorado	152	$37,550	$25,147
June 30, 2022	Cheyenne Meadows	Denver, Colorado	90	17,900	11,709
			242	$55,450	$36,856
The following table reflects the real property disposed of during the six months ended June 30, 2021:

Disposition Date	Property	Metropolitan Area	Square Feet	Gross Disposition Price	Gain (Loss) on Sale, net
February 28, 2021	Sonterra Village (a)	San Antonio, TX	N/A	$616	$436
March 14, 2021	Eldridge Town Center (a)	Houston, TX	N/A	133	104
March 31, 2021	Windward Commons (a)	Alpharetta, GA	N/A	150	(21)
June 30, 2021	Eldridge Town Center (a)	Houston, TX	N/A	418	361
				$1,317	$880
(a)These were partial condemnations at three retail properties.

6. Investment in Unconsolidated Entities
Joint Venture Interest in IAGM
As of June 30, 2022 and December 31, 2021, the Company owned a 55% interest in one unconsolidated entity, IAGM Retail Fund I, LLC ("IAGM"), a joint venture partnership between the Company and PGGM Private Real Estate Fund ("PGGM"). IAGM was formed on April 17, 2013 for the purpose of acquiring, owning, managing, and disposing of retail properties and sharing in the profits and losses from those retail properties and their activities.
During the six months ended June 30, 2022, IAGM disposed of Price Plaza, a 206 thousand square foot retail property, for a gross disposition price of $39,100 and recognized a gain on sale of $3,751. The Company's share of IAGM's gain on sale was $2,063. The buyer assumed a $17,800 mortgage payable secured by the property.
During the three months ended June 30, 2022, the Company purchased The Highlands of Flower Mound from IAGM for $38,000, a purchase price determined by a third party real estate valuation specialist, which resulted in IAGM recognizing a gain on sale of $1,244. The Company assumed a $22,880 mortgage payable secured by the property. The Company deferred its share of IAGM's gain on sale of $684 and began amortizing the gain over 30 years as an increase to equity in earnings of unconsolidated entities.
During the six months ended June 30, 2021, IAGM prepaid mortgages payable of $23,150 with cash on hand.
IAGM is party to two interest rate swap agreements to achieve fixed interest rates on its senior secured term loan facility previously subject to variability in the London Inter-bank Offered Rate ("LIBOR"). As of June 30, 2022, and December 31, 2021, the interest rate swaps were recorded as assets with fair values of $2,764 and $530, respectively, on IAGM's condensed consolidated balance sheet, of which the Company's share was $1,520 and $291, respectively. The Company recognizes its share of gains or losses resulting from IAGM's interest rate swaps as an adjustment to the Company's investment in IAGM and an increase or decrease in comprehensive income.
Condensed Financial Information
The following table presents condensed balance sheet information for IAGM:

	As of
	June 30, 2022	December 31, 2021
Assets:
Net investment properties	$214,606	$288,014
Other assets	35,841	98,696
Total assets	$250,447	$386,710
Liabilities and equity:
Mortgages debt, net	$125,545	$165,831
Other liabilities	7,062	12,409
Equity	117,840	208,470
Total liabilities and equity	250,447	386,710

Company's share of equity	65,671	115,513
Outside basis difference, net (a)	(8,121)	(7,569)
Carrying value of investments in unconsolidated entities	$57,550	$107,944
(a)The outside basis difference reflects unamortized deferred gains on historical property sales from IAGM to the Company.

The following table presents condensed income statement information of IAGM:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Total income	$6,604	$11,421	$14,983	$22,850
Depreciation and amortization	(2,519)	(3,793)	(5,424)	(7,557)
Property operating	(1,111)	(2,056)	(2,441)	(4,129)
Real estate taxes	(834)	(2,298)	(2,245)	(4,670)
Asset management fees	(220)	(296)	(471)	(567)
Interest expense, net	(899)	(1,469)	(2,058)	(3,161)
Other income and (expense), net	249	(116)	107	(245)
Loss on debt extinguishment	(91)	—	(202)	(14)
Gain on sale of real estate	1,244	—	4,995	—
Net income	$2,423	$1,393	$7,244	$2,507

Company's share of net income	$1,332	$768	$3,984	$1,380
Outside basis adjustment for investee's sale of real estate, net	(616)	7	(552)	15
Equity in earnings of unconsolidated entities	$716	$775	$3,432	$1,395
As of June 30, 2022 and December 31, 2021, none of IAGM's mortgages payable are recourse to the Company. It is anticipated that the joint venture will be able to repay, refinance or extend all of its debt on a timely basis. IAGM's remaining mortgages payable of $126,022 are scheduled to mature during the year ending December 31, 2023.
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
The Company's credit agreements and mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions and distribution limitations. As of June 30, 2022 and December 31, 2021, the Company was in compliance with all loan covenants.
Credit Agreements
On December 21, 2018, the Company entered into an unsecured revolving credit agreement, which amended and restated its prior unsecured revolving credit agreement in its entirety, and provided for a $350,000 unsecured revolving line of credit (the "Revolving Credit Agreement"). On September 22, 2021, the Company entered into an amendment to the Revolving Credit Agreement (the "Amended Revolving Credit Agreement"), which provides for, among other things, an extension of the maturity of the $350,000 Revolving Credit Agreement to September 22, 2025, with two six-month extension options.
On December 21, 2018, the Company entered into an unsecured term loan credit agreement, which amended and restated its prior unsecured term loan credit agreement in its entirety (the “Term Loan Credit Agreement”). On September 22, 2021, the Company entered into an amendment to its $400,000 Term Loan Credit Agreement (the "Amended Term Loan Agreement"), which provides for, among other things, an extension of the maturity dates and a reallocation of indebtedness under the two outstanding tranches of term loans thereunder. The Amended Term Loan Agreement consists of a $200,000 5-year tranche maturing on September 22, 2026, and a $200,000 5.5-year tranche maturing on March 22, 2027.
On May 11, 2022, the Company transitioned its Amended Revolving Credit Agreement and Amended Term Loan Agreement from 1-Month LIBOR to a Secured Overnight Financing Rate ("SOFR") which reprices monthly ("1-Month Term SOFR").
On June 3, 2022, in connection with and upon effectiveness of the Note Purchase Agreement (as defined below) and in accordance with the terms of the Amended Term Loan Credit Agreement and Amended Revolving Credit Agreement, each of the administrative agents under such agreements released all of the subsidiary guarantors from their guaranty obligations that were previously made for the benefit of the lenders under such agreements.

Interest Rate Swaps
The Company is party to four interest rate forward swap agreements which address the periods between the maturity dates of the four effective swaps and the maturity dates of the Amended Term Loan Agreement. Although the Amended Term Loan Agreement is priced in 1-Month Term SOFR and the interest rate swaps are priced in 1-Month LIBOR, the Company's hedging instruments continue to qualify for cash flow hedge accounting. In tandem, the interest rate swaps effectively fix the interest rates for a constant notional amount through the maturity dates of the Amended Term Loan Agreement.
Senior Notes Payable
On June 3, 2022, the Company entered into a note purchase agreement (the "Note Purchase Agreement") with the various purchasers named therein providing for the private placement of $250 million aggregate principal amount of senior notes by the Company of which (i) $150 million are designated as 5.07% Senior Notes, Series A, due August 11, 2029 (the "Series A Notes") and (ii) $100 million are designated as 5.20% Senior Notes, Series B, due August 11, 2032 (the "Series B Notes" and, together with the Series A Notes, the "Notes"). The Series A Notes and the Series B Notes are expected to be issued on August 11, 2022, each subject to customary closing conditions. Upon issuance, the Notes will pay interest semiannually on February 11th and August 11th until their respective maturities.
After the issuance thereof, the Company may prepay at any time all, or from time to time any part of, the Notes, in an amount not less than 5% of the aggregate principal amount of any series of the Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid plus accrued interest and a Make-Whole Amount (as defined in the Note Purchase Agreement). The Notes will be required to be absolutely and unconditionally guaranteed by certain subsidiaries of the Company that guarantee certain material credit facilities of the Company. Currently, there are no subsidiary guarantees under the Note Purchase Agreement. The Company intends to use the net proceeds from the offering for general corporate purposes, including the repayment of indebtedness and future acquisitions.
The following table summarizes the Company's debt as of June 30, 2022 and December 31, 2021:

		Interest Rate Type	As of June 30, 2022		As of December 31, 2021
	Maturity Date		Interest Rate	Amount	Interest Rate	Amount
Mortgages Payable
Total mortgages payable	Various	Fixed	3.9500%	$163,485	4.0700%	$105,955

Term loans
$200.0 million 5 years	9/22/2026	Fixed	2.6795% (a)	100,000	2.6795% (a)	100,000
$200.0 million 5 years	9/22/2026	Fixed	2.6795% (a)	100,000	2.6795% (a)	100,000
$200.0 million 5.5 years	3/22/2027	Fixed	2.6915% (a)	50,000	2.6915% (a)	50,000
$200.0 million 5.5 years	3/22/2027	Fixed	2.6990% (a)	50,000	2.6990% (a)	50,000
$200.0 million 5.5 years	3/22/2027	Variable	1M SOFR + 1.30% (b)	100,000	1M LIBOR + 1.20% (b)	100,000
Total				400,000		400,000

Revolving Line of Credit
$350.0 million total capacity	9/22/2025 (d)	Variable	1M SOFR + 1.14% (b) (c)	143,000	1M LIBOR + 1.05% (b)	31,000

Total debt			3.0494%	706,485	2.6122%	536,955
Debt discounts and issuance costs, net of accumulated amortization				(3,683)		(3,873)
Debt, net				$702,802		$533,082
(a)Interest rates reflect the fixed rates effectively achieved through the Company's interest rate swaps.
(b)As of June 30, 2022 and December 31 2021, 1-Month Term SOFR was 1.6860% and 1-Month LIBOR was 0.1013%, respectively.
(c)The Company qualified for a 0.01% sustainability adjustment for the six months ended June 30, 2022.
(d)Maturity date is not inclusive of two six-month extension options.

The following table summarizes the scheduled maturities of the Company's mortgages payable as of June 30, 2022 for the remainder of 2022, each of the next four years and thereafter.

Scheduled maturities by year:	As of June 30, 2022
2022	$—
2023	38,775
2024	15,700
2025	51,510
2026	—
Thereafter	57,500
Total mortgage payable maturities	$163,485

8. Fair Value Measurements
Recurring Measurements
The following financial instruments are remeasured at fair value on a recurring basis:

	Fair Value Measurements as of
	June 30, 2022			December 31, 2021
Cash Flow Hedges: (a)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative interest rate swaps (b)(c)	$—	$18,115	$—	$—	$(4,322)	$—
(a)During the twelve months subsequent to June 30, 2022, an estimated $6,018 of derivative interest rate assets recognized in accumulated comprehensive income (loss) will be reclassified into earnings.
(b)The Company's derivative assets or liabilities are recognized as a part of deferred costs and other assets, net or other liabilities, respectively. IAGM's derivative assets or liabilities are recognized as a part of investment in unconsolidated entities.
(c)As of June 30, 2022 and December 31, 2021, the Company determined that the credit valuation adjustments associated with nonperformance risk are not significant to the overall valuation of its derivatives. As a result, the Company's derivative valuations in their entirety are classified as Level 2 of the fair value hierarchy.
Nonrecurring Measurements
Investment Properties
During the three and six months ended June 30, 2022 and 2021, the Company had no Level 3 nonrecurring fair value measurements.
Financial Instruments Not Measured at Fair Value
The table below summarizes the estimated fair value of financial instruments presented at carrying values in the Company's condensed consolidated financial statements as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Mortgages payable	$163,485	$153,198	$105,955	$104,938
Term loans	$400,000	$401,320	$400,000	$400,470
Revolving line of credit	$143,000	$143,217	$31,000	$31,062
The Company estimated the fair value of its mortgages payable using a weighted-average effective market interest rate of 6.01% and 4.44% as of June 30, 2022 and December 31, 2021, respectively. The Company estimated the fair value of its term loans using a weighted-average effective market interest rate of 4.05% and 2.39% as of June 30, 2022 and December 31, 2021, respectively. The Company classifies its debt instrument valuations within Level 2 of the fair value hierarchy.

9. Earnings Per Share and Equity Transactions
Basic earnings per share ("EPS") is computed using the two-class method by dividing net income or loss by the weighted average number of common shares outstanding for the period (the "common shares") and participating securities. The time-based restricted share awards issued pursuant to the Incentive Award Plan are deemed to be participating securities. Diluted EPS is generally computed using the treasury-stock method by dividing net income or loss by the common shares plus potential common shares resulting from time-based restricted share awards and market-based performance awards.
The following table reconciles the amounts used in calculating basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator:
Net income attributed to common shareholders	$41,921	$1,499	$51,422	$1,399
Earnings allocated to unvested restricted shares	(171)	—	(138)	—
Net income attributed to common shareholders - basic and diluted	41,750	1,499	51,284	1,399

Denominator:
Weighted average common shares outstanding - basic	67,413,049	71,943,542	67,384,044	71,970,945
Dilutive effect of unvested restricted shares	137,797	92,804	193,480	53,528
Weighted average common shares outstanding - diluted	67,550,846	72,036,346	67,577,524	72,024,473

Basic and diluted earnings per common share:
Net income per common share, basic and diluted	$0.62	$0.02	$0.76	$0.02
Share Repurchase Program
On February 23, 2022, the Company established a share repurchase program (the "SRP") of up to $150.0 million of the Company's outstanding shares of common stock. The SRP may be suspended or discontinued at any time, and does not obligate the Company to repurchase any dollar amount or particular amount of shares. The SRP replaced the Company's prior share repurchase program (the "Prior SRP"), which the Board previously suspended effective September 5, 2021. As of June 30, 2022, the Company has not repurchased any common stock under the SRP.
ATM Program
On March 7, 2022, the Company established an at-the-market equity offering program (the "ATM Program") through which the Company may sell from time to time up to an aggregate of $250.0 million of its common stock. In connection with the ATM Program, the Company may sell shares of its common stock to or through sales agents, or may enter into separate forward sale agreements with one of the agents, or one of their respective affiliates, as a forward purchaser. As of June 30, 2022, the Company has not sold any common stock under the ATM Program.

10. Stock-Based Compensation
Effective as of June 19, 2015, the Company's Board adopted the Incentive Award Plan, under which the Company may grant cash and equity incentive awards to eligible employees, directors, and consultants. The Company is authorized to grant up to 3,000,000 shares of the Company's common stock pursuant to awards under the Incentive Award Plan. As of June 30, 2022, 1,044,738 shares were available for future issuance under the Incentive Award Plan. Awards granted can be categorized as either time-based awards, performance-based awards, or market-based awards. All awards are valued at fair value, earn dividends throughout the vesting period, and have no voting rights.
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
Performance-based awards are measured at grant date fair value and each grantee is eligible to vest in a number of RSUs ranging from 0% to 100% of the total number granted based on specified performance levels. Performance-based awards vest at the conclusion of the performance period and are generally subject to the recipients' continued service to the Company and achievement of the specified performance levels.
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
The following table summarizes the Company's significant assumptions used in the Monte Carlo simulation models:

	Six months ended June 30, 2022
Volatility	33.89%
Risk free interest rate	0.79%	-	1.76%
Dividend Yield	3.24%
The following table summarizes the Company's RSU activity during the six months ended June 30, 2022:

	Unvested Time- Based RSUs	Unvested Performance and Market-Based RSUs	Weighted-Average Grant Date Price Per Share
Outstanding as of January 1, 2022	138,235	471,368	$30.12
Shares granted	125,305	396,338	$18.91
Shares vested	(60,456)	(76,520)	$30.27
Shares forfeited	(1,451)	(66,856)	$30.70
Outstanding as of June 30, 2022	201,633	724,330	$23.70
As of June 30, 2022, there was $8,695 of total estimated unrecognized compensation expense related to unvested stock-based compensation arrangements that will vest through December 2024. The Company recognized stock-based compensation expense of $1,320 and $2,311 for the three months ended June 30, 2022 and 2021, respectively, and $2,402 and $4,807 for the six months ended June 30, 2022 and 2021, respectively.

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
Future minimum lease obligations as of June 30, 2022, were as follows:

	Minimum Lease Payments
	Operating Leases	Finance Leases
Remaining 2022	$8	$102
2023	513	21
2024	575	—
2025	456	—
2026	460	—
Thereafter	1,740	—
Total expected minimum lease obligation	3,752	123
Less: Amount representing interest (a)	(740)	(19)
Present value of net minimum lease payments	$3,012	$104
(a)Interest includes the amount necessary to reduce to present value the total expected minimum lease obligations calculated at the Company's incremental borrowing rate.
12. Subsequent Events
In preparing its condensed consolidated financial statements, the Company has evaluated, for recognition and disclosure purposes, events and transactions occurring after June 30, 2022, through the date the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (the "Quarterly Report"), other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). These statements include statements about InvenTrust Properties Corp.'s (the "Company") plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events; and they involve known and unknown risks that are difficult to predict.
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

Overview
Strategy and Outlook
InvenTrust Properties Corp. is a premier Sun Belt, multi-tenant essential retail REIT that owns, leases, redevelops, acquires and manages grocery-anchored neighborhood and community centers, as well as high-quality power centers that often have a grocery component in markets with favorable demographics, including above average growth in population, employment, income and education levels. We believe these conditions create favorable demand characteristics for grocery-anchored and necessity-based essential retail centers, which will position us to capitalize on potential future rent increases while benefiting from sustained occupancy at our centers.
Our strategically located regional field offices are within a two-hour drive of over 90% of our properties which affords us the ability to respond to the needs of our tenants and provides us with in-depth local market knowledge. We believe that our Sun Belt portfolio of high quality grocery-anchored assets is a distinct differentiator for us in the marketplace. We pursue our business strategy by acquiring retail properties in Sun Belt markets, opportunistically disposing of retail properties, maintaining a flexible capital structure, and enhancing environmental, social and governance practices and standards.
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
Recent Developments
Acquisitions and Debt Assumption
On April 21, 2022, we acquired The Highlands of Flower Mound, a 175,000 square foot grocery-anchored power center located in Flower Mound, Texas from our unconsolidated joint venture, IAGM Retail Fund I, LLC ("IAGM") for a gross acquisition price of $38.0 million, assuming $22.9 million of existing mortgage debt to partially finance the acquisition.
On May 4, 2022, we acquired Bay Landing, a 63,000 square foot grocery-anchored community center located in Bonita Springs, Florida, for a gross acquisition price of $10.4 million from an unrelated third party.
On June 10, 2022, we acquired a parcel of land at Kyle Marketplace located in Austin, Texas for $0.7 million.
Dispositions
On June 30, 2022 we disposed of Centerplace of Greeley, a 152,000 square foot grocery-anchored community center located in Greeley, Colorado, for a gross disposition price of $37.6 million and recognized a gain on sale of $25.1 million.
On June 30, 2022, we disposed of Cheyenne Meadows, a 90,000 square foot grocery-anchored neighborhood center located in Colorado Springs, Colorado, for a gross disposition price of $17.9 million and recognized a gain on sale of of $11.7 million.

Note Purchase Agreement
On June 3, 2022, we entered into a note purchase agreement (the "Note Purchase Agreement") with the various purchasers named therein providing for a private placement of $250 million aggregate principal amount of senior notes of which (i) $150.0 million are designated as 5.07% Senior Notes, Series A, due August 11, 2029 (the “Series A Notes”) and (ii) $100.0 million are designated as 5.20% Senior Notes, Series B, due August 11, 2032 (the “Series B Notes” and, together with the Series A Notes, the "Notes"). The Series A Notes and the Series B Notes are expected to be issued on August 11, 2022, each subject to customary closing conditions. Upon issuance, the Notes will pay interest semiannually on February 11th and August 11th until their respective maturities.
After the issuance thereof, we may prepay at any time all, or from time to time any part of, the Notes, in an amount not less than 5% of the aggregate principal amount of any series of the Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid plus accrued interest and a Make-Whole Amount (as defined in the Note Purchase Agreement). The Notes will be required to be absolutely and unconditionally guaranteed by certain subsidiaries of the Company that guarantee certain material credit facilities of the Company. Currently, there are no subsidiary guarantees under the Note Purchase Agreement. The Company intends to use the net proceeds from the offering for general corporate purposes, including the repayment of indebtedness and future acquisitions.
Credit Agreements
On May 11, 2022, we transitioned our revolving credit agreement and term loan agreement from the London Inter-bank Offered Rate ("LIBOR") which repriced monthly ("1-Month LIBOR"), to a Secured Overnight Financing Rate ("SOFR") which reprices monthly ("1-Month Term SOFR").
On June 3, 2022, in connection with and upon effectiveness of the Note Purchase Agreement and in accordance with the terms of our $400.0 million term loan agreement and $350.0 million revolving credit agreement, each of the administrative agents under such agreements released all of the subsidiary guarantors from their guaranty obligations that were previously made for the benefit of the lenders under such agreements.
Our Retail Portfolio
Our wholly-owned and managed retail properties include grocery-anchored community and neighborhood centers and power centers, including those classified as necessity-based, as defined in our Annual Report. As of June 30, 2022, we owned or had an interest in 62 retail properties with a total gross leasable area ("GLA") of approximately 10.5 million square feet, which includes 5 retail properties with a GLA of approximately 1.4 million square feet owned through our 55% ownership interest in IAGM.
Where appropriate, we have included results from the IAGM properties at 55% ("at share") when combined with our wholly-owned properties, defined as "Pro Rata Combined Retail Portfolio". The following table summarizes our retail portfolio as of June 30, 2022 and 2021.

	Wholly-Owned Retail Properties		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2022	2021	2022	2021	2022	2021
No. of properties	57	55	5	10	62	65
GLA (square feet)	9,077	8,395	1,387	2,470	9,840	9,753
Economic occupancy (a)	93.8%	93.0%	86.2%	82.9%	93.2%	91.6%
Leased occupancy (b)	95.9%	94.0%	89.3%	85.7%	95.4%	92.9%
ABR PSF (c)	$18.92	$18.47	$17.21	$17.38	$18.80	$18.33
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

Retail Portfolio Summary by Center Type
The following tables summarize our retail portfolio, by center type, as defined in our Annual Report, as of June 30, 2022 and 2021.

Community and neighborhood centers

	Wholly-Owned Retail Properties		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2022	2021	2022	2021	2022	2021
No. of properties	44	44	5	5	49	49
GLA (square feet)	5,329	5,052	1,387	1,386	6,092	5,814
Economic occupancy	94.6%	93.5%	86.2%	86.6%	93.5%	92.6%
Leased occupancy	97.0%	94.5%	89.3%	87.0%	96.0%	93.5%
ABR PSF	$20.03	$19.55	$17.21	$17.04	$19.71	$19.24

Power centers

	Wholly-Owned Retail Properties		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2022	2021	2022	2021	2022	2021
No. of properties	13	11	—	5	13	16
GLA (square feet)	3,748	3,343	—	1,084	3,748	3,939
Economic occupancy	92.7%	92.2%	—%	78.3%	92.7%	90.1%
Leased occupancy	94.5%	93.3%	—%	84.2%	94.5%	91.9%
ABR PSF	$17.31	$16.82	$—	$17.85	$17.31	$16.95
Same Property Retail Portfolio Summary
The following tables summarize the GLA, economic occupancy and ABR PSF of the properties included in our retail portfolio classified as same property for the three and six months ended June 30, 2022 and 2021. Same Property Retail Portfolio summaries include results from properties owned for the entirety of both periods presented.

Three months ended June 30

	Wholly-Owned Retail Properties		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2022	2021	2022	2021	2022	2021
No. of properties	52	52	5	5	57	57
GLA (square feet)	8,079	8,079	1,387	1,386	8,842	8,841
Economic occupancy	93.8%	92.7%	86.2%	86.6%	93.1%	92.2%
Leased occupancy	95.7%	93.8%	89.3%	87.0%	95.1%	93.2%
ABR PSF	$19.19	$18.66	$17.21	$17.04	$19.03	$18.53

Six months ended June 30

	Wholly-Owned Retail Properties		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2022	2021	2022	2021	2022	2021
No. of properties	52	52	5	5	57	57
GLA (square feet)	8,079	8,079	1,387	1,386	8,842	8,841
Economic occupancy	93.8%	92.7%	86.2%	86.6%	93.1%	92.2%
Leased occupancy	95.7%	93.8%	89.3%	87.0%	95.1%	93.2%
ABR PSF	$19.19	$18.66	$17.21	$17.04	$19.03	$18.53

Lease Expirations
The following table presents the lease expirations of our economic occupied Pro Rata Combined Retail Portfolio as of June 30, 2022.

Lease Expiration Year	No. of Expiring Leases (a)	GLA of Expiring Leases (square feet)	Percent of Total GLA of Expiring Leases	ABR of Expiring Leases	Percent of Total ABR	Expiring ABR PSF
2022	50	228	2.5%	$3,644	2.0%	$15.98
2023	189	891	9.7%	17,482	9.6%	19.62
2024	192	1,021	11.1%	20,645	11.3%	20.22
2025	175	1,135	12.4%	20,466	11.2%	18.03
2026	207	932	10.2%	20,874	11.4%	22.40
2027	224	1,794	19.6%	35,935	19.8%	20.03
2028	93	481	5.2%	11,262	6.2%	23.41
2029	95	531	5.8%	11,547	6.3%	21.75
2030	67	340	3.7%	8,635	4.7%	25.40
2031	77	505	5.5%	10,625	5.8%	21.04
Thereafter	89	1,283	14.0%	20,657	11.3%	16.10
Other (b)	16	26	0.3%	729	0.4%	28.04
	1,474	9,167	100%	$182,501	100%	$19.91
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

Leasing Activity, Pro Rata Combined Retail Portfolio
The following table summarizes the leasing activity for leases that were executed during the six months ended June 30, 2022, compared with expiring or expired leases for the same or previous tenant for renewals and the same unit for new leases at the 62 properties in our Pro Rata Combined Retail Portfolio. Except for number of leases, all figures reflect results from our wholly owned and IAGM properties at share.
In our Pro Rata Combined Retail Portfolio, we had GLA totaling 1.26 million square feet expiring during the six months ended June 30, 2022, of which 1.17 million square feet was re-leased. This achieved a retention rate of approximately 92.4%.

	No. of Leases Executed for the Six Months Ended June 30, 2022	GLA SF (in thousands)	New Contractual Rent ($PSF) (b)	Prior Contractual Rent ($PSF) (b)	% Change over Prior Lease Rent (b)	Weighted Average Lease Term (Years)	Tenant Improvement Allowance ($PSF)	Lease Commissions ($PSF)
All Tenants
Comparable Renewal Leases (a)	91	203	$30.27	$28.83	5.0%	4.7	$0.62	$—
Comparable New Leases (a)	11	73	$22.58	$16.29	38.6%	10.2	$51.88	$9.44
Non-Comparable Renewal and New Leases	42	192	$21.57	N/A	N/A	8.1	$33.57	$6.81
Total	144	468	$28.23	$25.51	10.7%	6.9	$22.12	$4.26

Anchor Tenants (leases ten thousand square feet and over)
Comparable Renewal Leases (a)	3	36	$18.08	$17.28	4.6%	2.5	$1.38	$—
Comparable New Leases (a)	3	56	$17.78	$12.07	47.3%	10.8	$59.84	$7.63
Non-Comparable Renewal and New Leases	4	98	$12.18	N/A	N/A	7.0	$30.03	$2.92
Total	10	190	$17.90	$14.12	26.8%	7.3	$33.30	$3.74

Small Shop Tenants (leases under ten thousand square feet)
Comparable Renewal Leases (a)	88	167	$32.91	$31.34	5.0%	5.2	$0.46	$—
Comparable New Leases (a)	8	17	$37.86	$29.76	27.2%	8.3	$26.51	$15.18
Non-Comparable Renewal and New Leases	38	94	$31.43	N/A	N/A	9.3	$37.29	$10.90
Total	134	278	$33.38	$31.19	7.0%	6.7	$14.48	$4.62
(a)Comparable leases are leases that meet all of the following criteria: terms greater than or equal to one year, unit was vacant less than one year prior to executed lease, square footage of unit remains unchanged or within 10% of prior unit square footage, and has a rent structure consistent with the previous tenant.
(b)Non-comparable leases are not included in totals.

Results of Operations
Comparison of results for the three and six months ended June 30, 2022 and 2021
We generate substantially all of our earnings from property operations. Since January 1, 2021, we have acquired five retail properties and disposed of three.
The following table presents the changes in our income for the three and six months ended June 30, 2022 and 2021.

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
Income
Lease income, net	$58,935	$50,978	$7,957	$116,703	$100,904	$15,799
Other property income	318	268	50	582	450	132
Other fee income	640	894	(254)	1,394	1,907	(513)
Total income	$59,893	$52,140	$7,753	$118,679	$103,261	$15,418
Lease income, net, for the three months ended June 30, 2022 increased $8.0 million when compared to the same period in 2021, and was primarily a result of net acquisition and disposition activity which generated additional lease income of $5.5 million and the following for retail properties meeting our same property criteria:
•increased minimum rent of $1.9 million, attributable to increased occupancy and rental rates, and
•increased other lease income of $0.6 million.
Lease income, net, for the six months ended June 30, 2022 increased $15.8 million when compared to the same period in 2021, and was primarily a result of net acquisition and disposition activity which generated additional lease income of $8.5 million and the following for retail properties meeting our same property criteria:
•increased minimum rent of $4.1 million, primarily attributable to increased occupancy and rental rates,
•net changes in credit losses and related reversals of $0.6 million, primarily attributable to the resiliency of our tenants and markets in which we operate,
•increased percentage rent of $0.6 million, primarily attributable to grocers experiencing heightened sales volumes, and
•net increased GAAP rent adjustments of $2.0 million.
The following table presents the changes in our operating expenses for the three and six months ended June 30, 2022 and 2021.

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
Operating expenses
Depreciation and amortization	$24,205	$21,995	$2,210	$47,034	$43,682	$3,352
Property operating	9,184	7,774	1,410	17,469	15,783	1,686
Real estate taxes	8,615	8,158	457	16,658	16,291	367
General and administrative	8,116	9,910	(1,794)	16,003	20,261	(4,258)
Total operating expenses	$50,120	$47,837	$2,283	$97,164	$96,017	$1,147
Depreciation and amortization expenses for the three months ended June 30, 2022 increased $2.2 million when compared to the same period in 2021, primarily as a result of net acquisition and disposition activity generating increased depreciation and amortization expense of $3.6 million, which was partially offset by $1.4 million of reduced depreciation and amortization expense for retail properties meeting our same property criteria, primarily relating to the demolition of a building at one retail property in 2021.
Depreciation and amortization expenses for the six months ended June 30, 2022 increased $3.4 million when compared to the same period in 2021, primarily as a result of net acquisition and disposition activity generating increased depreciation and amortization expense of $5.9 million, which was partially offset by $2.5 million of reduced depreciation and amortization expense for retail properties meeting our same property criteria, primarily relating to the demolition of a building at one retail property in 2021.

Property operating expenses for the three months ended June 30, 2022 increased $1.4 million when compared to the same period in 2021, primarily as a result of net acquisition and disposition activity generating increased property operating expenses of $0.9 million, and $0.5 million of additional property operating expenses for retail properties meeting our same property criteria, primarily relating to increased repairs, maintenance, and landscaping costs.
Property operating expenses, for the six months ended June 30, 2022 increased $1.7 million when compared to the same period in 2021, primarily as a result of net acquisition and disposition activity generating increased property operating expenses of $1.4 million, and $0.3 million of additional property operating expenses for retail properties meeting our same property criteria, primarily relating to increased insurance costs.
General and administrative expenses for the three months ended June 30, 2022 decreased $1.8 million when compared to the same period in 2021, primarily as a result of decreased long-term incentive plan costs of $1.0 million and other decreased compensation costs of $0.8 million.
General and administrative expenses for the six months ended June 30, 2022 decreased $4.3 million when compared to the same period in 2021, primarily as a result of decreased long-term incentive plan costs of $2.5 million, other decreased compensation costs of $1.0 million, and decreased stock administration and investor relations costs of $0.8 million.
The decrease in long-term incentive plan costs for the three and six months ended June 30, 2022 was primarily due to the retirement of our previous President and Chief Executive Officer in August 2021 and the appointment of certain executives in establishing a plan of succession.
The following table presents the changes in our other income and expenses for the three and six months ended June 30, 2022 and 2021.

	Three months ended June 30,			Six months ended June 30,
	2022	2021	Change	2022	2021	Change
Other income (expense)
Interest expense, net	$(5,631)	$(3,972)	$(1,659)	$(10,440)	$(7,957)	$(2,483)
Loss on extinguishment of debt	—	—	—	(96)	—	(96)
Gain on sale of investment properties, net	36,856	361	36,495	36,856	880	35,976
Equity in earnings of unconsolidated entities	716	775	(59)	3,432	1,395	2,037
Other income and expense, net	207	32	175	155	(163)	318
Total other income (expense), net	$32,148	$(2,804)	$34,952	$29,907	$(5,845)	$35,752
Interest expense, net
Interest expense, net, for the three months ended June 30, 2022 increased $1.7 million when compared to the same period in 2021, primarily as a result of:
•fluctuations in our line of credit balances and interest rates on our corporate credit facilities generating increased interest expense of $0.9 million,
•assumption of mortgages on Shops at Arbor Trails, Escarpment Village, and the Highlands of Flower Mound of $31.5 million, $26.0 million, and $22.9 million, respectively, generating total increased interest expense of $0.8 million,
•increased amortization of debt issuance costs of $0.3 million, and was offset by:
•paying off a $22.3 million mortgage payable on Pavilion at LaQuinta, decreasing interest expense by $0.3 million.
Interest expense, net, for the six months ended June 30, 2022 increased $2.5 million when compared to the same period in 2021, primarily as a result of:
•fluctuations in our line of credit balances and interest rates on our corporate credit facilities generating increased interest expense of $1.2 million,
•assumption of mortgages on Shops at Arbor Trails, Escarpment Village, and the Highlands of Flower Mound of $31.5 million, $26.0 million, and $22.9 million, respectively, generating increased interest expense of $1.1 million,
•increased amortization of debt issuance costs of $0.5 million, and was offset by:
•paying off a $22.3 million mortgage payable on Pavilion at LaQuinta, decreasing interest expense by $0.3 million and generating a loss on debt extinguishment of $0.1 million.

Gain on sale of investment properties, net
During the three and six months ended June 30, 2022, we recognized gains of $36.9 million on the sale of two retail properties.
During the three and six months ended June 30, 2021, we recognized a net gain of $0.4 million and $0.9 million, respectively, on the completion of partial condemnations at three retail properties.
Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities for the six months ended June 30, 2022 increased $2.0 million when compared to the same period in 2021, primarily as a result of a gain on sale of a property of $2.2 million and decreased interest expense of $0.6 million, which were partially offset by decreased earnings from property operations of $0.8 million. The aforementioned amounts represent our proportionate share of the activity.
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
Comparison of Same Property results for the three and six months ended June 30, 2022 and 2021
A total of 52 wholly-owned retail properties and 57 Pro Rata retail properties met our Same Property criteria for both the three and six months ended June 30, 2022 and 2021. The following table presents the reconciliation of net income, the most directly comparable GAAP measure, to NOI, Same Property NOI, and Pro Rata Same Property NOI for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income	$41,921	$1,499	$51,422	$1,399
Adjustments to reconcile to non-GAAP metrics:
Other income and expense, net	(207)	(32)	(155)	163
Equity in earnings of unconsolidated entities	(716)	(775)	(3,432)	(1,395)
Interest expense, net	5,631	3,972	10,440	7,957
Loss on extinguishment of debt	—	—	96	—
Gain on sale of investment properties, net	(36,856)	(361)	(36,856)	(880)
Depreciation and amortization	24,205	21,995	47,034	43,682
General and administrative	8,116	9,910	16,003	20,261
Other fee income	(640)	(894)	(1,394)	(1,907)
Adjustments to NOI (a)	(2,422)	(1,968)	(6,294)	(3,849)
NOI	39,032	33,346	76,864	65,431
NOI from other investment properties	(4,397)	(1,066)	(7,370)	(2,076)
Same Property NOI	34,635	32,280	69,494	63,355
IAGM Same Property NOI at share	2,682	2,382	5,292	4,705
Pro Rata Same Property NOI	$37,317	$34,662	$74,786	$68,060
(a)Adjustments to NOI include termination fee income and expense and GAAP rent adjustments.

Comparison of the components of Same Property NOI for the three and six months ended June 30, 2022 and 2021

	Three months ended June 30,				Six months ended June 30,
	2022	2021	Change	Var.	2022	2021	Change	Var.
Lease income, net	$49,848	$47,578	$2,270	4.8%	$99,237	$94,178	$5,059	5.4%
Other property income	306	269	37	13.8%	573	454	119	26.2%
	50,154	47,847	2,307	4.8%	99,810	94,632	5,178	5.5%
Property operating	8,089	7,630	459	6.0%	15,727	15,431	296	1.9%
Real estate taxes	7,430	7,937	(507)	(6.4)%	14,589	15,846	(1,257)	(7.9)%
	15,519	15,567	(48)	(0.3)%	30,316	31,277	(961)	(3.1)%
Same Property NOI	$34,635	$32,280	$2,355	7.3%	$69,494	$63,355	$6,139	9.7%

Same Property NOI increased by $2.4 million, or 7.3%, when comparing the three months ended June 30, 2022 to the same period in 2021, and was primarily a result of:
•increased minimum rent of $1.9 million, primarily attributable to increased occupancy and rental rates,
•decreased non-recoverable expenses of $0.1 million, primarily attributable to tenant lease negotiations, and
•increased percentage rent of $0.4 million, primarily attributable to grocers experiencing heightened sales volumes.
Same Property NOI increased by $6.1 million, or 9.7%, when comparing the six months ended June 30, 2022 to the same period in 2021, and was primarily a result of:
•increased minimum rent of $4.1 million, primarily attributable to increased economic and leased occupancy levels,
•net changes in credit losses and related reversals of $0.6 million, primarily attributable to the resiliency of our tenants and markets in which we operate,
•decreased recoverable expenses of $0.7 million, primarily attributable to increased real estate tax refunds,
•decreased non-recoverable expenses of $0.3 million, primarily attributable to tenant lease negotiations,
•increased percentage rent of $0.6 million, primarily attributable to grocers experiencing heightened sales volumes, and was offset by:
•decreased recovery income of $0.2 million, primarily attributable to real estate tax recoveries.

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
See our Annual Report on Form 10-K for expanded descriptions of NAREIT FFO and Core FFO. FFO Applicable to Common Shares and Dilutive Securities and Core FFO Applicable to Common Shares and Dilutive Securities is calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income	$41,921	$1,499	$51,422	$1,399
Depreciation and amortization related to investment properties	23,996	21,774	46,618	43,221
Gain on sale of investment properties, net	(36,856)	(361)	(36,856)	(880)
Unconsolidated joint venture adjustments (a)	1,385	2,086	920	4,156
NAREIT FFO Applicable to Common Shares and Dilutive Securities	30,446	24,998	62,104	47,896
Amortization of above and below-market leases and lease inducements, net	(1,062)	(1,143)	(3,609)	(2,385)
Straight-line rent adjustments, net	(1,211)	(653)	(2,368)	(1,170)
Adjusting items, net (b)	524	539	1,397	1,358
Unconsolidated joint venture adjusting items, net (c)	(66)	146	128	306
Core FFO Applicable to Common Shares and Dilutive Securities	$28,631	$23,887	$57,652	$46,005

Weighted average common shares outstanding - basic	67,413,049	71,943,542	67,384,044	71,970,945
Dilutive effect of unvested restricted shares (d)	137,797	92,804	193,480	53,528
Weighted average common shares outstanding - diluted	67,550,846	72,036,346	67,577,524	72,024,473

Net income per common share, basic and diluted	$0.62	$0.02	$0.76	$0.02
Per share adjustments - NAREIT FFO Applicable to Common Shares and Dilutive Securities	(0.17)	0.33	0.16	0.64
NAREIT FFO Applicable to Common Shares and Dilutive Securities per share	$0.45	$0.35	$0.92	$0.66
Per share adjustments - Core FFO Applicable to Common Shares and Dilutive Securities	(0.03)	(0.02)	(0.07)	(0.02)
Core FFO Applicable to Common Shares and Dilutive Securities per share	$0.42	$0.33	$0.85	$0.64
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

Liquidity and Capital Resources
Development, Redevelopment, Capital Expenditures and Leasing Activities
The following table summarizes capital resources used through development and redevelopment, capital expenditures, and leasing activities at our retail properties owned during the six months ended June 30, 2022. These costs are classified as cash used in capital expenditures and tenant improvements and investment in development and redevelopment projects on the condensed consolidated statements of cash flows during the six months ended June 30, 2022.

	Development and Redevelopment		Capital Expenditures	Leasing		Total
Direct costs	$5,302	(a)	$5,683	$3,822	(c)	$14,807
Indirect costs	822	(b)	629	—		1,451
Total	$6,124		$6,312	$3,822		$16,258
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
•Proceeds from corporate borrowings and debt financings;
•Proceeds from any ATM Program activities; and
•Proceeds from our Series A Notes and Series B Notes offering.

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

Distributions
During the six months ended June 30, 2022, we declared distributions to our stockholders totaling $27.7 million and paid cash distributions of $27.6 million. As we execute on our retail strategy and continue to evaluate our business, results of operations and cash flows, our Board will continue to evaluate our distribution on a periodic basis.
Summary of Cash Flows

	Six months ended June 30,		Change
	2022	2021
Cash provided by operating activities	$63,492	$53,999	$9,493
Cash used in investing activities	(73,781)	(10,358)	(63,423)
Cash provided by (used in) financing activities	61,328	(95,300)	156,628
Decrease in cash, cash equivalents and restricted cash	51,039	(51,659)	102,698
Cash, cash equivalents and restricted cash at beginning of period	44,854	223,770	(178,916)
Cash, cash equivalents and restricted cash at end of period	$95,893	$172,111	$(76,218)
Cash provided by operating activities of $63.5 million and $54.0 million for the six months ended June 30, 2022 and 2021, respectively, was generated primarily from income from property operations and operating distributions from IAGM. Cash provided by operating activities increased $9.5 million when comparing the six months ended June 30, 2022, to the same period in 2021, primarily as a result of the resiliency of our tenants and markets in which we operate, increased distributions from IAGM, general fluctuations in working capital, and the acquisition of five retail properties, which was partially offset by the disposition of three retail properties since January 1, 2021.
Cash used in investing activities of $73.8 million for the six months ended June 30, 2022, was primarily the result of:
•$156.1 million for acquisitions of investment properties,
•$19.4 million for capital investments and leasing costs on investment properties, which was partially offset by cash provided of:
•$54.3 million from net proceeds received from the sale of investment properties, and
•$47.4 million from distributions from unconsolidated entities.
Cash used in investing activities of $10.4 million for the six months ended June 30, 2021, was primarily the result of:
•$11.7 million for capital investments and leasing costs on investment properties, which was partially offset by cash provided of:
•$1.3 million from net proceeds received from the sale of investment properties.
Cash provided by financing activities of $61.3 million for the six months ended June 30, 2022, was primarily the result of:
•$112.0 million drawn from the line of credit to partially finance our acquisitions in Austin, Texas, which was partially offset by cash used of:
•$22.3 million for pay-offs of debt,
•$27.6 million to pay distributions, and
•$0.8 million for principal payments on mortgage debt, payment of finance lease liabilities, and payment of loan fees and other deposits.
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
Off Balance Sheet Arrangements
The Company does not have off balance sheet arrangements other than its joint venture, IAGM, as disclosed in "Note 6. Investment in Unconsolidated Entities" in the condensed consolidated financial statements.
Contractual Obligations
We have obligations related to our mortgage loans, term loan, and revolving credit facility as described in "Note 7. Debt" in the condensed consolidated financial statements. The unconsolidated joint venture in which we have an investment has third-party mortgage debt of $126.0 million as of June 30, 2022, as described in "Note 6. Investment in Unconsolidated Entities" in the condensed consolidated financial statements. It is anticipated that our unconsolidated joint venture will be able to repay or refinance all of its debt on a timely basis.
The following table presents, on a consolidated basis, our obligations to make future payments under debt and lease agreements. It excludes debt payable by our unconsolidated joint venture and debt discounts that are not future cash obligations as of June 30, 2022.

	Payments due by year ending December 31,
	2022	2023	2024	2025	2026	Thereafter	Total
Long-term debt:
Fixed rate, principal (a)	$—	$38,775	$15,700	$51,510	$200,000	$157,500	$463,485
Variable-rate, principal	—	—	—	143,000	—	100,000	243,000
Interest	12,018	24,067	22,841	20,342	12,923	5,757	97,948
Total long-term debt	12,018	62,842	38,541	214,852	212,923	263,257	804,433
Operating leases (b)	8	513	575	456	460	1,740	3,752
Finance leases (c)	102	21	—	—	—	—	123
Grand total	$12,128	$63,376	$39,116	$215,308	$213,383	$264,997	$808,308

(a)Includes $200.0 million of variable-rate unsecured term loans that have been swapped to a fixed rate until September 22, 2026, and $100.0 million of variable-rate unsecured term loans that have been swapped to a fixed rate until March 22, 2027.
(b)Includes leases on corporate office spaces.
(c)Includes contracts for property improvements which have been deemed to contain finance leases.

On June 3, 2022, we entered into the Note Purchase Agreement with the various purchasers named therein providing for a private placement of $250 million aggregate principal amount of senior unsecured notes as further described in “Recent Developments—Note Purchase Agreement”.
Critical Accounting Estimates
Our financial statements are prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company bases these estimates, judgments and assumptions on historical experience and various other factors that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates.
There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates described in our "Management’s Discussion and Analysis of Financial Condition and Results of Operations" set forth in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows. As of June 30, 2022, our debt included outstanding variable-rate line of credit balances of $143.0 million and term loans of $400.0 million, of which $300.0 million has been effectively swapped to a fixed rate. If market rates of interest on all variable-rate debt as of June 30, 2022 permanently increased or decreased by 1%, the annual increase or decrease in interest expense on the variable-rate debt and future earnings and cash flows would be approximately $2.4 million. See our Annual Report for expanded discussion regarding how we achieve our interest rate risk management objectives and how we often use financial instruments to hedge exposures to changes in interest rates on loans.
We are party to four interest rate forward swap agreements which address the periods between the maturity dates of the four effective swaps and the maturity dates of the Amended Term Loan Agreement. On May 11, 2022, we transitioned our Amended Revolving Credit Agreement and Amended Term Loan Agreement from 1-Month LIBOR to pricing based on 1-Month Term SOFR. Although the Amended Term Loan Agreement is priced in 1-Month Term SOFR and the interest rate swaps are priced in 1-Month LIBOR, our hedging instruments continue to qualify for cash flow hedge accounting. In tandem, the interest rate swaps effectively fix the interest rates for a constant notional amount through the maturity dates on borrowings under the Amended Term Loan Agreement.
The following table summarizes our four effective interest rate swaps as of June 30, 2022:

						Fair Value as of
Interest Rate Swap	Effective Date	Termination Date	InvenTrust Receives Variable Rate of	InvenTrust Pays Fixed Rate of	Notional Amount	June 30, 2022	December 31, 2021
5 year, fixed portion	Dec 2, 2019	Dec 21, 2023	1-Month LIBOR	1.4795%	$100,000	$2,436	$(1,304)
5 year, fixed portion	Dec 2, 2019	Dec 21, 2023	1-Month LIBOR	1.4795%	100,000	2,431	(1,304)
5.5 year, fixed portion	Dec 2, 2019	Jun 21, 2024	1-Month LIBOR	1.4915%	50,000	1,551	(674)
5.5 year, fixed portion	Dec 2, 2019	Jun 21, 2024	1-Month LIBOR	1.4990%	50,000	1,541	(684)
					$300,000	$7,959	$(3,966)
The following table summarizes our four forward interest rate swaps as of June 30, 2022:

						Fair Value as of
Interest Rate Swap	Effective Date	Termination Date	InvenTrust Receives Variable Rate of	InvenTrust Pays Fixed Rate of	Notional Amount	June 30, 2022	December 31, 2021
5 year, fixed portion	Dec 21, 2023	Sep 22, 2026	1-Month LIBOR	1.5763%	$100,000	$2,916	$(230)
5 year, fixed portion	Dec 21, 2023	Sep 22, 2026	1-Month LIBOR	1.5730%	100,000	2,920	(212)
5.5 year, fixed portion	Jun 21, 2024	Mar 22, 2027	1-Month LIBOR	1.5770%	50,000	1,415	(87)
5.5 year, fixed portion	Jun 21, 2024	Mar 22, 2027	1-Month LIBOR	1.5960%	50,000	1,385	(118)
					$300,000	$8,636	$(647)
The following table summarizes IAGM's effective interest rate swaps as of June 30, 2022:

						Fair Value as of
Interest Rate Swap	Effective Date	Termination Date	IAGM Receives Variable Rate of	IAGM Pays Fixed Rate of	Notional Amount	June 30, 2022	December 31, 2021
Secured term loan	Apr 1, 2020	Nov 2, 2023	1-Month LIBOR	0.4290%	$45,000	$1,652	$310
Secured term loan	Apr 1, 2020	Nov 2, 2023	1-Month LIBOR	0.4060%	30,000	1,112	220
					$75,000	$2,764	$530
The gains or losses resulting from marking-to-market our derivatives each reporting period are recognized as an increase or decrease in comprehensive income on our condensed consolidated statements of operations and comprehensive income.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act, our management, including our Principal Executive Officer and our Principal Financial Officer, evaluated as of June 30, 2022, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2022, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Principal Executive Officer and our Principal Financial Officer as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
As of June 30, 2022, there have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Seventh Articles of Amendment and Restatement of InvenTrust Properties Corp., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on May 14, 2015)
3.2	Articles of Amendment of InvenTrust Properties Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on August 5, 2021)
3.3	Articles of Amendment of InvenTrust Properties Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on August 5, 2021)
3.4	Articles Supplementary of InvenTrust Properties Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on October 12, 2021)
3.5	Articles of Amendment of InvenTrust Properties Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on April 28, 2022)
3.6
Third Amended and Restated Bylaws of the Company, dated as of October 12, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on October 12, 2021)

10.1
Note Purchase Agreement, dated June 3, 2022, by and among InvenTrust Properties Corp. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on June 3, 2022)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed with the SEC on August 2, 2022, is formatted in Extensible Business Reporting Language ("XBRL"): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed as part of this Quarterly Report on Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InvenTrust Properties Corp.

Date:	August 2, 2022
By:	/s/ Daniel J. Busch

Name:	Daniel J. Busch
Title:	President, Chief Executive Officer (Principal Executive Officer)

Date:	August 2, 2022
By:	/s/ Michael Phillips

Name:	Michael Phillips
Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)