Form 10-Q
period 2022-09-30
InvenTrust Properties Corp.
filed 2022-11-02
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of November 1, 2022, there were 67,427,571 shares of the registrant's common stock outstanding.

INVENTRUST PROPERTIES CORP.

Quarterly Report on Form 10-Q
For the quarterly period ended September 30, 2022
Table of Contents

-i-

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	As of
	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Investment properties
Land	$649,634	$598,936
Building and other improvements	1,820,161	1,664,525
Construction in progress	4,650	9,642
Total	2,474,445	2,273,103
Less accumulated depreciation	(385,000)	(350,256)
Net investment properties	2,089,445	1,922,847
Cash, cash equivalents and restricted cash	216,516	44,854
Investment in unconsolidated entities	56,490	107,944
Intangible assets, net	92,295	81,026
Accounts and rents receivable	34,184	30,059
Deferred costs and other assets, net	54,479	25,685
Total assets	$2,543,409	$2,212,415

Liabilities
Debt, net	$807,639	$533,082
Accounts payable and accrued expenses	45,032	36,208
Distributions payable	13,836	13,802
Intangible liabilities, net	30,247	28,995
Other liabilities	27,908	28,776
Total liabilities	924,662	640,863
Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 146,000,000 shares authorized, 67,427,571 shares issued and outstanding as of September 30, 2022 and 67,344,374 shares issued and outstanding as of December 31, 2021	67	67
Additional paid-in capital	5,455,228	5,452,550
Distributions in excess of accumulated net income	(3,865,885)	(3,876,743)
Accumulated comprehensive income (loss)	29,337	(4,322)
Total stockholders' equity	1,618,747	1,571,552
Total liabilities and stockholders' equity	$2,543,409	$2,212,415
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share amounts)

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Income
Lease income, net	$57,859	$53,965	$174,562	$154,869
Other property income	304	310	886	760
Other fee income	594	863	1,988	2,770
Total income	58,757	55,138	177,436	158,399

Operating expenses
Depreciation and amortization	24,021	21,318	71,055	65,000
Property operating	10,787	8,143	28,256	23,926
Real estate taxes	8,937	8,490	25,595	24,781
General and administrative	7,236	8,782	23,239	29,043
Direct listing costs	—	1,704	—	1,704
Total operating expenses	50,981	48,437	148,145	144,454

Other (expense) income
Interest expense, net	(7,689)	(3,999)	(18,129)	(11,956)
Loss on extinguishment of debt	—	(400)	(96)	(400)
Gain on sale of investment properties, net	—	636	36,856	1,516
Equity in earnings of unconsolidated entities	352	1,046	3,784	2,441
Other income and expense, net	497	8	652	(155)
Total other (expense) income, net	(6,840)	(2,709)	23,067	(8,554)

Net income	$936	$3,992	$52,358	$5,391

Weighted-average common shares outstanding - basic	67,427,571	71,261,403	67,398,713	71,731,832
Weighted-average common shares outstanding - diluted	67,547,259	71,395,625	67,558,315	71,802,082

Net income per common share - basic	$0.01	$0.06	$0.78	$0.08
Net income per common share - diluted	$0.01	$0.06	$0.77	$0.08

Distributions declared per common share outstanding	$0.21	$0.20	$0.62	$0.58
Distributions paid per common share outstanding	$0.21	$0.20	$0.62	$0.58

Comprehensive income
Net income	$936	$3,992	$52,358	$5,391
Unrealized gain (loss) on derivatives	11,992	(195)	32,912	1,560
Reclassification (to) from net income	(770)	1,102	747	3,228
Comprehensive income	$12,158	$4,899	$86,017	$10,179

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income (Loss)	Total

Beginning balance, January 1, 2022	67,344,374	$67	$5,452,550	$(3,876,743)	$(4,322)	$1,571,552
Net income	—	—	—	9,501	—	9,501
Unrealized gain on derivatives	—	—	—	—	15,406	15,406
Reclassification to interest expense, net	—	—	—	—	1,003	1,003
Reclassification to equity in earnings of unconsolidated entities	—	—	—	—	22	22
Distributions declared	—	—	—	(13,828)	—	(13,828)
Stock-based compensation, net	44,329	—	550	—	—	550
Ending balance, March 31, 2022	67,388,703	67	5,453,100	(3,881,070)	12,109	1,584,206
Net income	—	—	—	41,921	—	41,921
Unrealized gain on derivatives	—	—	—	—	5,514	5,514
Reclassification to interest expense, net	—	—	—	—	547	547
Reclassification from equity in earnings of unconsolidated entities	—	—	—	—	(55)	(55)
Distributions declared		—	—	(13,836)	—	(13,836)
Stock-based compensation, net	38,868	—	1,192	—	—	1,192
Ending balance, June 30, 2022	67,427,571	67	5,454,292	(3,852,985)	18,115	1,619,489
Net income	—	—	—	936	—	936
Unrealized gain on derivatives	—	—	—	—	11,992	11,992
Reclassification from interest expense, net	—	—	—	—	(559)	(559)
Reclassification from equity in earnings of unconsolidated entities	—	—	—	—	(211)	(211)
Distributions declared	—	—	—	(13,836)	—	(13,836)
Stock-based compensation, net	—	—	936	—	—	936
Ending balance, September 30, 2022	67,427,571	$67	$5,455,228	$(3,865,885)	$29,337	$1,618,747

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income (Loss)	Total

Beginning balance, January 1, 2021	71,998,654	$72	$5,566,902	$(3,815,662)	$(12,449)	$1,738,863
Net loss	—	—	—	(100)	—	(100)
Unrealized gain on derivatives	—	—	—	—	1,893	1,893
Reclassification to interest expense, net	—	—	—	—	1,017	1,017
Reclassification to equity in earnings of unconsolidated entities	—	—	—	—	31	31
Distributions declared	—	—	—	(14,065)	—	(14,065)
Stock-based compensation, net	—	—	1,383	—	—	1,383
Ending balance, March 31, 2021	71,998,654	72	5,568,285	(3,829,827)	(9,508)	1,729,022
Net income	—	—	—	1,499	—	1,499
Unrealized loss on derivatives	—	—	—	—	(138)	(138)
Reclassification to interest expense, net	—	—	—	—	1,045	1,045
Reclassification to equity in earnings of unconsolidated entities	—	—		—	33	33
Distributions declared	—	—	—	(13,921)	—	(13,921)
Stock-based compensation, net	18,392	—	1,863	—	—	1,863
Repurchase of common stock under share repurchase plan, net	(755,643)	(1)	(16,678)	—	—	(16,679)
Ending balance, June 30, 2021	71,261,403	71	5,553,470	(3,842,249)	(8,568)	1,702,724
Net income	—	—	—	3,992	—	3,992
Unrealized loss on derivatives	—	—	—	—	(195)	(195)
Reclassification to interest expense, net	—	—	—	—	1,067	1,067
Reclassification to equity in earnings of unconsolidated entities	—	—	—		35	35
Distributions declared	—	—	—	(13,933)	—	(13,933)
Stock-based compensation, net	—	—	1,126	—	—	1,126
Ending balance, September 30, 2021	71,261,403	$71	$5,554,596	$(3,852,190)	$(7,661)	$1,694,816

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended September 30
	2022	2021
Cash flows from operating activities:
Net income	$52,358	$5,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,055	65,000
Amortization of above and below-market leases and lease inducements, net	(4,594)	(3,404)
Amortization of debt discounts and financing costs	2,075	1,154
Straight-line rent adjustment, net	(2,079)	(2,496)
Reversal of estimated credit losses	(1,587)	(1,778)
Gain on sale of investment properties, net	(36,856)	(1,516)
Loss on extinguishment of debt	96	400
Equity in earnings of unconsolidated entities	(3,784)	(2,441)
Distributions from unconsolidated entities	9,350	6,765
Stock-based compensation, net	3,929	6,876
Changes in operating assets and liabilities:
Accounts and rents receivable	(659)	4,577
Deferred costs and other assets, net	36	(2,211)
Accounts payable and accrued expenses	8,426	8,423
Other liabilities	3,122	981
Net cash provided by operating activities	100,888	85,721
Cash flows from investing activities:
Purchase of investment properties	(156,139)	(53,078)
Capital expenditures and tenant improvements	(13,948)	(10,241)
Investment in development and redevelopment projects	(8,297)	(2,553)
Proceeds from sale of investment properties, net	54,276	14,797
Distributions from unconsolidated entities	47,355	—
Lease commissions and other leasing costs	(3,430)	(3,152)
Other assets	(32)	(80)
Other liabilities	(931)	(1,254)
Net cash used in investing activities	(81,146)	(55,561)
Cash flows from financing activities:
Common shares repurchased through share repurchase program	—	(16,679)
Distributions to shareholders	(41,466)	(41,628)
Term loan proceeds	—	400,000
Term loan repayments	—	(400,000)
Line of credit proceeds	112,000	—
Line of credit repayments	(143,000)	(50,000)
Senior notes proceeds	250,000	—
Payoffs of debt	(22,328)	—
Principal payments on mortgage debt	(747)	(973)
Other financing activities	(233)	(311)
Payment of loan fees and deposits	(2,306)	(5,998)
Net cash provided by (used in) financing activities	151,920	(115,589)
Net increase (decrease) in cash, cash equivalents and restricted cash	171,662	(85,429)
Cash, cash equivalents and restricted cash at the beginning of the period	44,854	223,770
Cash, cash equivalents and restricted cash at the end of the period	$216,516	$138,341

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended September 30
	2022	2021

Supplemental disclosure and schedules:
Cash flow disclosure, including non-cash activities:
Cash paid for interest, net of capitalized interest	$13,913	$10,980
Cash (refunded) paid for income taxes, net of (payments) refunds	$(333)	$295
Distributions payable to shareholders	$13,836	$13,933
Accrued capital expenditures and tenant improvements	$3,297	$2,104
Capitalized costs placed in service	$16,725	$5,567

Purchase of investment properties:
Net investment properties	$216,750	$45,791
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	29,759	8,734
Accounts payable and accrued expenses, lease intangibles, and other liabilities	(10,489)	(1,447)
Assumption of mortgage debt, at fair value	(79,881)	—
Cash outflow for purchase of investment properties, net	156,139	53,078
Assumption of mortgage principal	80,380	—
Capitalized acquisition costs	(886)	(59)
Credits and other changes in cash outflow, net	2,837	1,691
Gross acquisition price of investment properties	$238,470	$54,710

Sale of investment properties:
Net investment properties	$17,792	$10,949
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	544	2,332
Accounts payable and accrued expenses, lease intangibles, and other liabilities	(916)	—
Gain on sale of investment properties, net	36,856	1,516
Proceeds from sale of investment properties, net	54,276	14,797
Credits and other changes in cash inflow, net	1,174	175
Gross disposition price of investment properties	$55,450	$14,972
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.
Notes to Condensed Consolidated Financial Statements
September 30, 2022 and 2021
(Unaudited)
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of these interim condensed consolidated financial statements (the "Quarterly Report") should refer to the audited consolidated financial statements of InvenTrust Properties Corp. (the "Company") as of and for the year ended December 31, 2021, which are included in the Company's Annual Report on Form 10-K (the "Annual Report") as certain note disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary (consisting of normal recurring accruals, except as otherwise noted) for a fair presentation have been included in these condensed consolidated financial statements. Unless otherwise noted, all square feet and dollar amounts are stated in thousands, except per share amounts.
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
As of September 30, 2022 and 2021, the Company had an investment in one unconsolidated real estate joint venture, as disclosed in "Note 6. Investment in Unconsolidated Entities".
Reduction of Authorized Shares
On April 28, 2022, the Company filed an amendment to its charter to decrease the number of authorized shares of common stock from 1,460,000,000 to 146,000,000, in proportion with the one-for-ten reverse stock split effected by the Company on August 5, 2021. The authorized shares of preferred stock remain at 40,000,000. The authorized shares of common stock have been retroactively adjusted within the accompanying condensed consolidated financial statements to give effect to the reduction for all periods presented.
The Company determined it has a single reportable segment, multi-tenant retail, for disclosure purposes in accordance with GAAP. The following table summarizes the Company's retail portfolio as of September 30, 2022 and 2021:

	Wholly-Owned Retail Properties		Unconsolidated Retail Properties at 100%
	2022	2021	2022	2021
No. of properties	57	55	5	8
Gross Leasable Area (square feet)	9,081	8,561	1,386	1,994

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
3. Revenue Recognition
Operating Leases
Minimum lease payments to be received under long-term operating leases and short-term specialty leases, excluding additional percentage rent based on tenants' sales volume and tenant reimbursements of certain operating expenses, and assuming no exercise of renewal options or early termination rights, are as follows:

Minimum lease payments, by year	As of September 30, 2022
Remaining 2022	$41,798
2023	161,723
2024	148,674
2025	131,546
2026	114,498
Thereafter	326,715
Total	$924,954
The table above includes payments from tenants who have taken possession of their space, including tenants who have been moved to the cash basis of accounting for revenue recognition purposes. The remaining lease terms range from less than one year to seventy-six years.
The following table reflects the disaggregation of lease income, net:

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Minimum base rent	$36,535	$32,390	$108,309	$94,997
Real estate tax recoveries	8,137	7,538	23,143	21,813
Common area maintenance, insurance, and other recoveries	7,166	5,937	20,462	17,705
Ground rent income	3,808	3,315	11,178	9,829
Above and below-market rent and lease inducement amortization, net	985	1,019	4,594	3,404
Short-term and other lease income	674	758	2,858	2,479
Termination fee income	35	173	352	368
Straight-line rent adjustment, net	709	1,005	2,079	2,496
Reversal of (provision for) uncollectible straight-line rent	48	(372)	1,046	(594)
Provision for uncollectible billed rent and recoveries	(260)	(51)	(640)	(1,633)
Reversal of uncollectible billed rent and recoveries	22	2,253	1,181	4,005
Lease income, net	$57,859	$53,965	$174,562	$154,869
Other Fee Income
The following table reflects the disaggregation of other fee income:

	Timing of Satisfaction of Performance Obligations	Three months ended September 30		Nine months ended September 30
		2022	2021	2022	2021
Property management fees	Over time	$304	$471	$1,018	$1,546
Asset management fees	Over time	215	292	686	859
Leasing commissions and other fees	Point in time	75	100	284	365
Other fee income		$594	$863	$1,988	$2,770

4. Acquired Properties
The following table reflects the retail properties acquired, accounted for as asset acquisitions, during the nine months ended September 30, 2022:

Acquisition Date	Property	Metropolitan Area	Square Feet	Gross Acquisition Price	Assumption of Mortgage Debt
February 2, 2022	Shops at Arbor Trails	Austin, TX	357	$112,190	$31,500
February 2, 2022	Escarpment Village	Austin, TX	170	77,150	26,000
April 21, 2022	The Highlands of Flower Mound (a)	Dallas, TX	175	38,000	22,880
May 4, 2022	Bay Landing	Fort Myers, FL	63	10,425	—
June 10, 2022	Kyle Marketplace - Outparcel (b)	Austin, TX	—	705	—
			765	$238,470	$80,380
(a)This retail property was acquired from the Company's unconsolidated joint venture, as disclosed in "Note 6. Investment in Unconsolidated Entities". The Company recognized a fair value adjustment of $499 to the mortgage payable secured by the property.
(b)The Company acquired a parcel of vacant land adjacent to this retail property.
The following table reflects the retail properties acquired, accounted for as asset acquisitions, during the nine months ended September 30, 2021:

Acquisition Date	Property	Metropolitan Area	Square Feet	Gross Acquisition Price
July 12, 2021	Prestonwood Town Center (a)	Dallas, TX	233	$52,800
September 2, 2021	Rio Pinar Plaza - Outparcel (b)	Orlando, FL	7	1,910
			240	$54,710
(a)This retail property was acquired from the Company's unconsolidated joint venture, as disclosed in "Note 6. Investment in Unconsolidated Entities".
(b)The assets, liabilities and operations of the outparcel acquired were combined for presentation purposes with a retail property already owned by the Company.

Transaction costs of $886 were capitalized during the nine months ended September 30, 2022, and $59 were capitalized during the nine months ended September 30, 2021.
5. Disposed Properties
The following table reflects the real property disposed of during the nine months ended September 30, 2022:

Disposition Date	Property	Metropolitan Area	Square Feet	Gross Disposition Price	Gain on Sale, net
June 30, 2022	Centerplace of Greeley	Denver, CO	152	$37,550	$25,147
June 30, 2022	Cheyenne Meadows	Denver, CO	90	17,900	11,709
			242	$55,450	$36,856
The following table reflects the real property disposed of during the nine months ended September 30, 2021:

Disposition Date	Property	Metropolitan Area	Square Feet	Gross Disposition Price	Gain (Loss) on Sale, net
February 28, 2021	Sonterra Village (a)	San Antonio, TX	N/A	$616	$436
March 14, 2021	Eldridge Town Center (a)	Houston, TX	N/A	133	104
March 31, 2021	Windward Commons (a)	Alpharetta, GA	N/A	150	(21)
June 30, 2021	Eldridge Town Center (a)	Houston, TX	N/A	418	361
July 20, 2021	Kroger Tomball	Houston, TX	74	13,655	636
			74	$14,972	$1,516
(a)These were partial condemnations at three retail properties.

6. Investment in Unconsolidated Entities
Joint Venture Interest in IAGM
As of September 30, 2022 and December 31, 2021, the Company owned a 55% interest in one unconsolidated entity, IAGM Retail Fund I, LLC ("IAGM"), a joint venture partnership between the Company and PGGM Private Real Estate Fund. IAGM was formed on April 17, 2013 for the purpose of acquiring, owning, managing, and disposing of retail properties and sharing in the profits and losses from those retail properties and their activities.
The following table reflects the retail properties disposed by IAGM since January 1, 2021.

Date	Property	Metropolitan Area	Square Feet	Gross Disposition Price	Gain on Sale
July 12, 2021	Prestonwood Town Center (a)	Dallas, TX	233	$52,800	$12,428
September 3, 2021	Westover Marketplace	San Antonio, TX	243	28,775	399
December 1, 2021	South Frisco Village	Frisco, TX	227	32,600	5,467
March 3, 2022	Price Plaza (b)	Houston, TX	206	39,100	3,751
April 21, 2022	The Highlands of Flower Mound (c)	Dallas, TX	175	38,000	1,244
(a)The Company purchased Prestonwood Town Center from IAGM at a purchase price determined by a third party real estate valuation specialist. The Company deferred its share of IAGM's gain on sale of $6,835 and began amortizing it over 30 years as an increase to equity in earnings of unconsolidated entities.
(b)The buyer assumed a $17,800 mortgage payable secured by the property.
(c)The Company purchased The Highlands of Flower Mound from IAGM at a purchase price determined by a third party real estate valuation specialist. The Company deferred its share of IAGM's gain on sale of $684 and began amortizing it over 30 years as an increase to equity in earnings of unconsolidated entities.
During the nine months ended September 30, 2021, IAGM prepaid mortgages payable of $23,150 with cash on hand. IAGM used cash on hand and proceeds from the sale of Prestonwood Town Center to pay down $54,103 of its mortgage debt during the nine months ended September 30, 2021.
IAGM is party to two interest rate swap agreements to achieve fixed interest rates on its senior secured term loan facility previously subject to variability in the London Inter-bank Offered Rate ("LIBOR"). As of September 30, 2022, and December 31, 2021, the interest rate swaps were recorded as assets with fair values of $3,197 and $530, respectively, on IAGM's condensed consolidated balance sheet, of which the Company's share was $1,758 and $291, respectively. The Company recognizes its share of gains or losses resulting from IAGM's interest rate swaps as an adjustment to the Company's investment in IAGM and an increase or decrease in comprehensive income.
On September 28, 2022, IAGM transitioned its senior secured term loan facility from 1-Month LIBOR to a Secured Overnight Financing Rate ("SOFR") which reprices monthly ("1-Month Term SOFR"). Although the senior secured term loan facility is priced in 1-Month Term SOFR and the interest rate swaps are priced in 1-Month LIBOR, IAGM's hedging instruments continue to qualify for cash flow hedge accounting through application of expedients provided by Financial Accounting Standards Board (“FASB”) Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform.

Condensed Financial Information
The following table presents condensed balance sheet information for IAGM:

	As of
	September 30, 2022	December 31, 2021
Assets:
Net investment properties	$213,354	$288,014
Other assets	36,190	98,696
Total assets	$249,544	$386,710
Liabilities and equity:
Mortgages debt, net	$125,635	$165,831
Other liabilities	8,125	12,409
Equity	115,784	208,470
Total liabilities and equity	$249,544	$386,710

Company's share of equity	$64,540	$115,513
Outside basis difference, net (a)	(8,050)	(7,569)
Carrying value of investments in unconsolidated entities	$56,490	$107,944
(a)The outside basis difference reflects unamortized deferred gains on historical property sales from IAGM to the Company.

The following table presents condensed income statement information of IAGM:

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Total income	$6,518	$10,184	$21,501	$33,034
Depreciation and amortization	(2,428)	(3,648)	(7,852)	(11,205)
Property operating	(1,363)	(1,586)	(3,804)	(5,715)
Real estate taxes	(929)	(1,722)	(3,174)	(6,392)
Asset management fees	(215)	(292)	(686)	(859)
Interest expense, net	(929)	(1,254)	(2,987)	(4,415)
Other income and expense, net	(142)	(79)	(35)	(324)
Loss on debt extinguishment	—	(215)	(202)	(229)
Gain on sale of real estate	—	12,827	4,995	12,827
Net income	$512	$14,215	$7,756	$16,722

Company's share of net income	$281	$7,817	$4,265	$9,197
Outside basis adjustment for investee's sale of real estate, net	71	(6,771)	(481)	(6,756)
Equity in earnings of unconsolidated entities	$352	$1,046	$3,784	$2,441
As of September 30, 2022 and December 31, 2021, none of IAGM's mortgages payable are recourse to the Company. It is anticipated that the joint venture will be able to repay, refinance or extend all of its debt on a timely basis. IAGM's remaining mortgages payable of $126,022 are scheduled to mature during the year ending December 31, 2023, not inclusive of two twelve-month extension options.

7. Debt
The Company's debt consists of mortgages payable, unsecured term loans, senior notes, and an unsecured revolving line of credit. The Company believes it has the ability to repay, refinance or extend any of its debt, and that it has adequate sources of funds to meet short-term cash needs. It is anticipated that the Company will use proceeds from property sales, cash on hand, and available capacity on credit agreements, if any, to repay, refinance or extend the mortgages payable maturing in the near term.
The Company's credit agreements and mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions and distribution limitations. As of September 30, 2022 and December 31, 2021, the Company was in compliance with all loan covenants.
Credit Agreements
On December 21, 2018, the Company entered into an unsecured revolving credit agreement, which amended and restated its prior unsecured revolving credit agreement in its entirety, and provided for a $350.0 million unsecured revolving line of credit (the "Revolving Credit Agreement"). On September 22, 2021, the Company entered into an amendment to the Revolving Credit Agreement (the "Amended Revolving Credit Agreement"), which provides for, among other things, an extension of the maturity of the $350.0 million Revolving Credit Agreement to September 22, 2025, with two six-month extension options.
On December 21, 2018, the Company entered into an unsecured term loan credit agreement, which amended and restated its prior unsecured term loan credit agreement in its entirety (the “Term Loan Credit Agreement”). On September 22, 2021, the Company entered into an amendment to its $400.0 million Term Loan Credit Agreement (the "Amended Term Loan Agreement"), which provides for, among other things, an extension of the maturity dates and a reallocation of indebtedness under the two outstanding tranches of term loans thereunder. The Amended Term Loan Agreement consists of a $200.0 million 5-year tranche maturing on September 22, 2026, and a $200.0 million 5.5-year tranche maturing on March 22, 2027.
On May 11, 2022, the Company transitioned its Amended Revolving Credit Agreement and Amended Term Loan Agreement from 1-Month LIBOR to 1-Month Term SOFR.
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
Interest Rate Swaps
The Company is party to four interest rate forward swap agreements which address the periods between the maturity dates of the four effective swaps and the maturity dates of the Amended Term Loan Agreement. Although the Amended Term Loan Agreement is priced in 1-Month Term SOFR and the interest rate swaps are priced in 1-Month LIBOR, the Company's hedging instruments continue to qualify for cash flow hedge accounting through application of expedients provided by FASB ASU 2020-04, Reference Rate Reform. In tandem, the interest rate swaps effectively fix the interest rates for a constant notional amount through the maturity dates of the Amended Term Loan Agreement.
Senior Notes
On August 11, 2022, the Company issued $250.0 million aggregate principal amount of senior notes in a private placement, of which (i) $150.0 million are designated as 5.07% Senior Notes, Series A, due August 11, 2029 (the "Series A Notes") and (ii) $100.0 million are designated as 5.20% Senior Notes, Series B, due August 11, 2032 (the "Series B Notes" and, together with the Series A Notes, the "Notes") pursuant to a note purchase agreement (the "Note Purchase Agreement"), dated June 3, 2022, between the Company and the various purchasers named therein. The Notes were issued at par in accordance with the Note Purchase Agreement and pay interest semiannually on February 11th and August 11th until their respective maturities.
The Company may prepay at any time all or any part of the Notes, in an amount not less than 5% of the aggregate principal amount of any series of the Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid plus accrued interest and a Make-Whole Amount (as defined in the Note Purchase Agreement). The Notes will be required to be absolutely and unconditionally guaranteed by certain subsidiaries of the Company that guarantee certain material credit facilities of the Company. Currently, there are no subsidiary guarantees of the Notes.

The following table summarizes the Company's debt as of September 30, 2022 and December 31, 2021:

		Interest Rate Type	As of September 30, 2022		As of December 31, 2021
	Maturity Date		Interest Rate	Amount	Interest Rate	Amount
Mortgages Payable
Total mortgages payable	Various	Fixed	3.95% (a)	$163,260	4.07% (a)	$105,955

Term Loans
$200.0 million 5 years	9/22/2026	Fixed	2.68% (b)	100,000	2.68% (b)	100,000
$200.0 million 5 years	9/22/2026	Fixed	2.68% (b)	100,000	2.68% (b)	100,000
$200.0 million 5.5 years	3/22/2027	Fixed	2.69% (b)	50,000	2.69% (b)	50,000
$200.0 million 5.5 years	3/22/2027	Fixed	2.70% (b)	50,000	2.70% (b)	50,000
$200.0 million 5.5 years	3/22/2027	Variable	1M SOFR + 1.30% (c)	100,000	1M LIBOR + 1.20% (c)	100,000
Total				400,000		400,000

Senior Notes
$150.0 million	8/11/2029	Fixed	5.07%	150,000	-	—
$100.0 million	8/11/2032	Fixed	5.20%	100,000	-	—
Total				250,000		—

Revolving Line of Credit
$350.0 million total capacity	9/22/2025	Variable	1M SOFR + 1.14% (c)	—	1M LIBOR + 1.05% (c)	31,000

Total debt			3.89%	813,260	2.61%	536,955
Debt discounts and issuance costs, net				(5,621)		(3,873)
Debt, net				$807,639		$533,082
(a)Interest rates reflect the weighted average of the Company's mortgages payable.
(b)Interest rates reflect the fixed rates effectively achieved through the Company's interest rate swaps.
(c)As of September 30, 2022 and December 31, 2021, 1-Month Term SOFR was 3.0421% and 1-Month LIBOR was 0.1013%, respectively.

The following table summarizes the scheduled maturities of the Company's mortgages payable as of September 30, 2022 for the remainder of 2022, each of the next four years and thereafter.

Scheduled maturities by year:	As of September 30, 2022
2022	$—
2023	38,550
2024	15,700
2025	51,510
2026	—
Thereafter	57,500
Total mortgage payable maturities	$163,260

8. Fair Value Measurements
Recurring Measurements
The following financial instruments are remeasured at fair value on a recurring basis:

	Fair Value Measurements as of
	September 30, 2022			December 31, 2021
Cash Flow Hedges: (a)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative interest rate swaps (b)(c)	$—	$29,337	$—	$—	$(4,322)	$—
(a)During the twelve months subsequent to September 30, 2022, an estimated $10,077 of derivative interest rate assets recognized in accumulated comprehensive income (loss) will be reclassified into earnings.
(b)The Company's derivative assets or liabilities are recognized as a part of deferred costs and other assets, net or other liabilities, respectively. IAGM's derivative assets or liabilities are recognized as a part of investment in unconsolidated entities.
(c)As of September 30, 2022 and December 31, 2021, the Company determined that the credit valuation adjustments associated with nonperformance risk are not significant to the overall valuation of its derivatives. As a result, the Company's derivative valuations in their entirety are classified as Level 2 of the fair value hierarchy.
Nonrecurring Measurements
Investment Properties
During the three and nine months ended September 30, 2022 and 2021, the Company had no Level 3 nonrecurring fair value measurements.
Financial Instruments Not Measured at Fair Value
The table below summarizes the estimated fair value of financial instruments presented at carrying values in the Company's condensed consolidated financial statements as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
	Carrying Value	Estimated Fair Value	Market Interest Rate	Carrying Value	Estimated Fair Value	Market Interest Rate
Mortgages payable	$163,260	$150,159	6.80%	$105,955	$104,938	4.44%
Senior notes	$250,000	$235,662	6.04%	$—	$—	N/A
Term loans	$400,000	$400,727	5.16%	$400,000	$400,470	2.39%
Revolving line of credit	$—	$—	N/A	$31,000	$31,062	2.39%
The market interest rates used to estimate the fair value of the Company's mortgages payable, senior notes, term loans, and revolving line of credit reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to that of the Company's. The Company classifies its debt instrument valuations within Level 2 of the fair value hierarchy.

9. Earnings Per Share and Equity Transactions
Basic earnings per share ("EPS") is computed by dividing net income or loss attributed to common shares by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from awards issued pursuant to the Incentive Award Plan.
The following table reconciles the amounts used in calculating basic and diluted earnings per share:

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Numerator:
Net income attributed to common shares	$936	$3,992	$52,358	$5,391
Earnings allocated to unvested restricted shares	—	—	(63)	—
Net income attributed to common shares - basic and diluted	936	3,992	52,295	5,391

Denominator:
Weighted average common shares outstanding - basic	67,427,571	71,261,403	67,398,713	71,731,832
Dilutive effect of unvested restricted shares	119,688	134,222	159,602	70,250
Weighted average common shares outstanding - diluted	67,547,259	71,395,625	67,558,315	71,802,082

Basic and diluted earnings per common share:
Net income per common share - basic	$0.01	$0.06	$0.78	$0.08
Net income per common share - diluted	$0.01	$0.06	$0.77	$0.08
Share Repurchase Program
On February 23, 2022, the Company established a share repurchase program (the "SRP") of up to $150.0 million of the Company's outstanding shares of common stock. The SRP may be suspended or discontinued at any time, and does not obligate the Company to repurchase any dollar amount or particular amount of shares. As of September 30, 2022, the Company has not repurchased any common stock under the SRP.
ATM Program
On March 7, 2022, the Company established an at-the-market equity offering program (the "ATM Program") through which the Company may sell from time to time up to an aggregate of $250.0 million of its common stock. In connection with the ATM Program, the Company may sell shares of its common stock to or through sales agents, or may enter into separate forward sale agreements with one of the agents, or one of their respective affiliates, as a forward purchaser. As of September 30, 2022, the Company has not sold any common stock under the ATM Program.

10. Stock-Based Compensation
Effective as of June 19, 2015, the Company's Board adopted the Incentive Award Plan, under which the Company may grant cash and equity incentive awards to eligible employees, directors, and consultants. The Company is authorized to grant up to 3,000,000 shares of the Company's common stock pursuant to awards under the Incentive Award Plan. As of September 30, 2022, 1,062,731 shares were available for future issuance under the Incentive Award Plan. Outstanding awards granted are categorized as either time-based awards, performance-based awards, or market-based awards. All awards are valued at fair value, earn dividends throughout the vesting period, and have no voting rights.
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
Performance-based awards are measured at grant date fair value and each grantee is eligible to vest in a number of RSUs ranging from 0% to 100% of the total number granted based on specified performance levels. Performance-based awards vest at the conclusion of the performance period and are generally subject to the recipients' continued service to the Company.
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
The following table summarizes the Company's significant assumptions used in the Monte Carlo simulation models:

	Nine months ended September 30, 2022
Volatility	33.89%
Risk free interest rate	0.79%	-	1.76%
Dividend Yield	3.24%
The following table summarizes the Company's RSU activity during the nine months ended September 30, 2022:

	Unvested Time- Based RSUs	Unvested Performance and Market-Based RSUs	Weighted-Average Grant Date Price Per Share
Outstanding as of January 1, 2022	138,235	471,368	$30.12
Shares granted	125,305	396,338	$18.91
Shares vested	(60,456)	(76,520)	$30.27
Shares forfeited	(7,179)	(79,135)	$29.07
Outstanding as of September 30, 2022	195,905	712,051	$23.72
As of September 30, 2022, there was $7,481 of total estimated unrecognized compensation expense related to unvested stock-based compensation arrangements that will vest through December 2024. The Company recognized stock-based compensation expense of $1,527 and $2,069 for the three months ended September 30, 2022 and 2021, respectively, and $3,929 and $6,876 for the nine months ended September 30, 2022 and 2021, respectively.

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
Operating Lease Commitments
The Company has non-cancelable operating leases for office space used in its business. Future minimum operating lease obligations as of September 30, 2022, were as follows:

Minimum Lease Payments
Remaining 2022	$51
2023	565
2024	628
2025	511
2026	517
Thereafter	1,837
Total expected minimum lease obligation	4,109
Less: Amount representing interest (a)	(846)
Present value of net minimum lease payments	$3,263
(a)Interest includes the amount necessary to reduce to present value the total expected minimum lease obligations calculated at the Company's incremental borrowing rate.
12. Subsequent Events
In preparing its condensed consolidated financial statements, the Company has evaluated, for recognition and disclosure purposes, events and transactions occurring after September 30, 2022, through the date the financial statements were issued.
On October 6, 2022, the Company extinguished the $24.7 million mortgage payable secured by University Oaks Shopping Center with cash on hand.
On October 28, 2022, the Company acquired Eastfield Village in Huntersville, North Carolina for $22.5 million. The 96,000 square foot neighborhood center is anchored by Food Lion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (the "Quarterly Report"), other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). These statements include statements about InvenTrust Properties Corp.'s (the "Company") plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events; and they involve known and unknown risks that are difficult to predict.
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
Recent Developments
Senior Notes
On August 11, 2022, we issued $250.0 million aggregate principal amount of senior notes in a private placement, of which (i) $150.0 million are designated as 5.07% Senior Notes, Series A, due August 11, 2029 (the "Series A Notes") and (ii) $100.0 million are designated as 5.20% Senior Notes, Series B, due August 11, 2032 (the "Series B Notes" and, together with the Series A Notes, the "Notes") pursuant to a note purchase agreement (the "Note Purchase Agreement"), dated June 3, 2022, between the Company and the various purchasers named therein. The Notes were issued at par in accordance with the Note Purchase Agreement and pay interest semiannually on February 11th and August 11th until their respective maturities.
We may prepay at any time all or any part of, the Notes, in an amount not less than 5% of the aggregate principal amount of any series of the Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid plus accrued interest and a Make-Whole Amount (as defined in the Note Purchase Agreement). The Notes will be required to be absolutely and unconditionally guaranteed by certain subsidiaries of the Company that guarantee certain material credit facilities of the Company. Currently, there are no subsidiary guarantees of the Notes.

Our Retail Portfolio
Our wholly-owned and managed retail properties include grocery-anchored community and neighborhood centers and power centers, including those classified as necessity-based, as defined in our Annual Report. As of September 30, 2022, we owned or had an interest in 62 retail properties with a total gross leasable area ("GLA") of approximately 10.5 million square feet, which includes 5 retail properties with a GLA of approximately 1.4 million square feet owned through our 55% ownership interest in IAGM Retail Fund I, LLC ("IAGM").
Where appropriate, we have included results from the IAGM properties at 55% ("at share") when combined with our wholly-owned properties, defined as "Pro Rata Combined Retail Portfolio". The following table summarizes our retail portfolio as of September 30, 2022 and 2021.

	Wholly-Owned Retail Properties		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2022	2021	2022	2021	2022	2021
No. of properties	57	55	5	8	62	63
GLA (square feet)	9,081	8,561	1,386	1,994	9,843	9,657
Economic occupancy (a)	94.0%	93.0%	86.9%	86.6%	93.5%	92.2%
Leased occupancy (b)	96.1%	94.1%	89.5%	88.6%	95.6%	93.5%
ABR PSF (c)	$19.03	$18.66	$17.35	$16.62	$18.91	$18.44
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
Retail Portfolio Summary by Center Type
The following tables summarize our retail portfolio, by center type, as defined in our Annual Report, as of September 30, 2022 and 2021.

Community and neighborhood centers

	Wholly-Owned Retail Properties		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2022	2021	2022	2021	2022	2021
No. of properties	44	43	5	5	49	48
GLA (square feet)	5,333	4,984	1,386	1,386	6,095	5,746
Economic occupancy	95.4%	93.6%	86.9%	86.2%	94.3%	92.6%
Leased occupancy	97.1%	94.6%	89.5%	86.8%	96.1%	93.6%
ABR PSF	$20.15	$19.75	$17.35	$16.88	$19.83	$19.40

Power centers

	Wholly-Owned Retail Properties		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2022	2021	2022	2021	2022	2021
No. of properties	13	12	—	3	13	15
GLA (square feet)	3,748	3,577	—	608	3,748	3,911
Economic occupancy	92.1%	92.1%	—%	87.5%	92.1%	91.7%
Leased occupancy	94.8%	93.3%	—%	92.5%	94.8%	93.3%
ABR PSF	$17.37	$17.12	$—	$16.05	$17.37	$17.03

Same Property Retail Portfolio Summary
The following tables summarize the GLA, economic occupancy and ABR PSF of the properties included in our retail portfolio classified as same property for the three and nine months ended September 30, 2022 and 2021. Same Property Retail Portfolio summaries include results from properties owned for the entirety of both periods presented.

Three months ended September 30

	Wholly-Owned Retail Properties		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2022	2021	2022	2021	2022	2021
No. of properties	52	52	5	5	57	57
GLA (square feet)	8,083	8,086	1,386	1,386	8,845	8,848
Economic occupancy	94.3%	93.1%	86.9%	86.2%	93.6%	92.5%
Leased occupancy	95.9%	94.3%	89.5%	86.8%	95.4%	93.6%
ABR PSF	$19.28	$18.68	$17.35	$16.88	$19.12	$18.54

Nine months ended September 30

	Wholly-Owned Retail Properties		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2022	2021	2022	2021	2022	2021
No. of properties	52	52	5	5	57	57
GLA (square feet)	8,083	8,086	1,386	1,386	8,845	8,848
Economic occupancy	94.3%	93.1%	86.9%	86.2%	93.6%	92.5%
Leased occupancy	95.9%	94.3%	89.5%	86.8%	95.4%	93.6%
ABR PSF	$19.28	$18.68	$17.35	$16.88	$19.12	$18.54
Lease Expirations
The following table presents the lease expirations of our economic occupied Pro Rata Combined Retail Portfolio as of September 30, 2022.

Lease Expiration Year	No. of Expiring Leases (a)	GLA of Expiring Leases (square feet)	Percent of Total GLA of Expiring Leases	ABR of Expiring Leases	Percent of Total ABR	Expiring ABR PSF
2022	20	108	1.2%	$1,534	0.8%	$14.20
2023	163	535	5.8%	12,544	6.8%	23.45
2024	191	1,009	11.0%	20,252	10.9%	20.07
2025	177	1,136	12.3%	20,591	11.1%	18.13
2026	207	932	10.1%	20,874	11.3%	22.40
2027	242	1,870	20.3%	37,302	20.3%	19.95
2028	112	781	8.5%	15,842	8.6%	20.28
2029	99	567	6.2%	12,075	6.5%	21.30
2030	69	343	3.7%	8,709	4.7%	25.39
2031	77	505	5.5%	10,625	5.7%	21.04
Thereafter	113	1,387	15.1%	23,726	12.8%	17.11
Other (b)	11	32	0.3%	880	0.5%	27.50
	1,481	9,205	100%	$184,954	100%	$20.09
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

Leasing Activity, Pro Rata Combined Retail Portfolio
The following table summarizes the leasing activity for leases that were executed during the nine months ended September 30, 2022, compared with expiring or expired leases for the same or previous tenant for renewals and the same unit for new leases at the 62 properties in our Pro Rata Combined Retail Portfolio. Except for number of leases, all figures reflect results from our wholly owned and IAGM properties at share.
In our Pro Rata Combined Retail Portfolio, we had GLA totaling 1.40 million square feet expiring during the nine months ended September 30, 2022, of which 1.25 million square feet was re-leased to the in-place tenant. This achieved a retention rate of approximately 89.2%.

	No. of Leases Executed for the Nine Months Ended Sept. 30, 2022	GLA SF (in thousands)	New Contractual Rent ($PSF) (b)	Prior Contractual Rent ($PSF) (b)	% Change over Prior Lease Rent (b)	Weighted Average Lease Term (Years)	Tenant Improvement Allowance ($PSF)	Lease Commissions ($PSF)
All Tenants
Comparable Renewal Leases (a)	146	634	$21.15	$19.83	6.7%	4.8	$0.22	$—
Comparable New Leases (a)	17	81	$24.11	$18.13	33.0%	10.1	$49.07	$9.89
Non-Comparable Renewal and New Leases	64	234	$22.35	N/A	N/A	8.0	$31.55	$7.35
Total	227	949	$21.48	$19.64	9.4%	6.0	$12.10	$2.65

Anchor Tenants (leases ten thousand square feet and over)
Comparable Renewal Leases (a)	16	382	$12.80	$11.86	7.9%	4.4	$0.13	$—
Comparable New Leases (a)	3	56	$17.78	$12.07	47.3%	10.8	$59.84	$7.63
Non-Comparable Renewal and New Leases	4	98	$12.18	N/A	N/A	7.0	$30.03	$2.92
Total	23	536	$13.43	$11.88	13.1%	5.6	$11.80	$1.33

Small Shop Tenants (leases under ten thousand square feet)
Comparable Renewal Leases (a)	130	252	$33.82	$31.93	5.9%	5.3	$0.36	$—
Comparable New Leases (a)	14	25	$38.34	$31.77	20.7%	8.5	$24.85	$14.98
Non-Comparable Renewal and New Leases	60	136	$29.66	N/A	N/A	8.6	$32.64	$10.53
Total	204	413	$34.23	$31.92	7.2%	6.6	$12.49	$4.38
(a)Comparable leases are leases that meet all of the following criteria: terms greater than or equal to one year, unit was vacant less than one year prior to executed lease, square footage of unit remains unchanged or within 10% of prior unit square footage, and has a rent structure consistent with the previous tenant.
(b)Non-comparable leases are not included in totals.

Results of Operations
Comparison of results for the three and nine months ended September 30, 2022 and 2021
We generate substantially all of our earnings from property operations. Since January 1, 2021, we have acquired five retail properties and disposed of three.
The following table presents the changes in our income for the three and nine months ended September 30, 2022 and 2021.

	Three months ended September 30			Nine months ended September 30
	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
Income
Lease income, net	$57,859	$53,965	$3,894	$174,562	$154,869	$19,693
Other property income	304	310	(6)	886	760	126
Other fee income	594	863	(269)	1,988	2,770	(782)
Total income	$58,757	$55,138	$3,619	$177,436	$158,399	$19,037
Lease income, net, for the three months ended September 30, 2022 increased $3.9 million when compared to the same period in 2021, primarily as a result of net acquisition and disposition activity generating increased lease income of $3.5 million and retail properties meeting our same property criteria generating increased lease income of $0.9 million, which were partially offset by $0.5 million of GAAP rent adjustments.
Lease income, net, for the nine months ended September 30, 2022 increased $19.7 million when compared to the same period in 2021, primarily as a result of net acquisition and disposition activity generating increased lease income of $12.1 million, retail properties meeting our same property criteria generating increased lease income of $6.0 million, and $1.6 million of GAAP rent adjustments.
The following table presents the changes in our operating expenses for the three and nine months ended September 30, 2022 and 2021.

	Three months ended September 30			Nine months ended September 30
	2022	2021	Increase (Decrease)	2022	2021	Increase (Decrease)
Operating expenses
Depreciation and amortization	$24,021	$21,318	$2,703	$71,055	$65,000	$6,055
Property operating	10,787	8,143	2,644	28,256	23,926	4,330
Real estate taxes	8,937	8,490	447	25,595	24,781	814
General and administrative	7,236	8,782	(1,546)	23,239	29,043	(5,804)
Direct listing costs	—	1,704	(1,704)	—	1,704	(1,704)
Total operating expenses	$50,981	$48,437	$2,544	$148,145	$144,454	$3,691
Depreciation and amortization expenses for the three months ended September 30, 2022 increased $2.7 million when compared to the same period in 2021, primarily as a result of net acquisition and disposition activity generating increased depreciation and amortization expenses of $3.5 million, which was partially offset by $0.8 million of reduced depreciation and amortization expenses for retail properties meeting our same property criteria, primarily relating to in-place lease intangibles.
Depreciation and amortization expenses for the nine months ended September 30, 2022 increased $6.1 million when compared to the same period in 2021, primarily as a result of net acquisition and disposition activity generating increased depreciation and amortization expenses of $9.4 million, which was partially offset by $3.3 million of reduced depreciation and amortization expenses for retail properties meeting our same property criteria, primarily relating to in-place lease intangibles.
Property operating expenses for the three months ended September 30, 2022 increased $2.6 million when compared to the same period in 2021, primarily as a result of net acquisition and disposition activity generating increased property operating expenses of $0.6 million and retail properties meeting our same property criteria generating increased property operating expenses of $2.0 million, primarily relating to increased repairs, maintenance, and landscaping costs.
Property operating expenses, for the nine months ended September 30, 2022 increased $4.3 million when compared to the same period in 2021, primarily as a result of net acquisition and disposition activity generating increased property operating expenses of $2.0 million and retail properties meeting our same property criteria generating increased property operating expenses of $2.3 million, primarily relating to increased repairs, maintenance, and landscaping costs.

General and administrative expenses for the three months ended September 30, 2022 decreased $1.5 million when compared to the same period in 2021, primarily as a result of decreased long-term incentive plan costs of $0.6 million, other decreased compensation costs of $0.4 million, and decreased stock administration and investor relations costs of $0.5 million.
General and administrative expenses for the nine months ended September 30, 2022 decreased $5.8 million when compared to the same period in 2021, primarily as a result of decreased long-term incentive plan costs of $3.0 million, other decreased compensation costs of $1.2 million, and decreased stock administration and investor relations costs of $1.6 million.
The decrease in long-term incentive plan costs for the three and nine months ended September 30, 2022 was primarily due to the retirement of our previous President and Chief Executive Officer in August 2021 and the appointment of certain executives in establishing a plan of succession.
During the three and nine months ended September 30, 2021, we recognized $1.7 million of costs relating to the direct listing of our common stock on the NYSE.
The following table presents the changes in our other income and expenses for the three and nine months ended September 30, 2022 and 2021.

	Three months ended September 30			Nine months ended September 30
	2022	2021	Change	2022	2021	Change
Other (expense) income
Interest expense, net	$(7,689)	$(3,999)	$(3,690)	$(18,129)	$(11,956)	$(6,173)
Loss on extinguishment of debt	—	(400)	400	(96)	(400)	304
Gain on sale of investment properties, net	—	636	(636)	36,856	1,516	35,340
Equity in earnings of unconsolidated entities	352	1,046	(694)	3,784	2,441	1,343
Other income and expense, net	497	8	489	652	(155)	807
Total other (expense) income, net	$(6,840)	$(2,709)	$(4,131)	$23,067	$(8,554)	$31,621
Interest expense, net
Interest expense, net, for the three months ended September 30, 2022 increased $3.7 million when compared to the same period in 2021, primarily as a result of:
•the private placement of our senior notes, generating increased interest expense of $1.8 million,
•fluctuations in our line of credit balances and interest rates on our corporate credit facilities generating increased interest expense of $1.0 million,
•assumption of mortgages on Shops at Arbor Trails, Escarpment Village, and the Highlands of Flower Mound of $31.5 million, $26.0 million, and $22.9 million, respectively, generating total increased interest expense of $0.8 million,
•increased amortization of debt issuance costs of $0.4 million, and was offset by:
•paying off a $22.3 million mortgage payable on Pavilion at LaQuinta, decreasing interest expense by $0.3 million.
Interest expense, net, for the nine months ended September 30, 2022 increased $6.2 million when compared to the same period in 2021, primarily as a result of:
•the private placement of our senior notes, generating increased interest expense of $1.8 million,
•fluctuations in our line of credit balances and interest rates on our corporate credit facilities generating increased interest expense of $2.2 million,
•assumption of mortgages on Shops at Arbor Trails, Escarpment Village, and the Highlands of Flower Mound of $31.5 million, $26.0 million, and $22.9 million, respectively, generating increased interest expense of $1.9 million,
•increased amortization of debt issuance costs of $0.9 million, and was offset by:
•paying off a $22.3 million mortgage payable on Pavilion at LaQuinta, decreasing interest expense by $0.6 million.

Loss on extinguishment of debt
During the nine months ended September 30, 2022, we recognized a loss of $0.1 million on the extinguishment of the $22.3 million mortgage payable on Pavilion at LaQuinta.
During the three and nine months September 30, 2021, we recognized a loss of $0.4 million in connection with amending our corporate debt facilities.
Gain on sale of investment properties, net
During the nine months ended September 30, 2022, we recognized gains of $36.9 million on the sale of two retail properties.
During the three months ended September 30, 2021, we recognized a gain of $0.6 million on the sale of one retail property. During the nine months ended September 30, 2021 we recognized a net gain of $0.9 million on the completion of partial condemnations at three retail properties and a gain of $0.6 million on the sale of one retail property.
Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities for the three months ended September 30, 2022, decreased $0.7 million when compared to the same period in 2021, primarily as a result of decreased earnings from property operations of $0.8 million and decreased gains on sale recognized from disposition activity of $0.2 million, which were partially offset by decreased interest expense of $0.3 million. The aforementioned amounts represent our proportionate share of the activity.
Equity in earnings of unconsolidated entities for the nine months ended September 30, 2022 increased $1.3 million when compared to the same period in 2021, primarily as a result of increased gains on sale recognized from disposition activity of $1.9 million and decreased interest expense of $0.8 million, which were partially offset by decreased earnings from property operations of $1.4 million. The aforementioned amounts represent our proportionate share of the activity.

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
Comparison of Same Property results for the three and nine months ended September 30, 2022 and 2021
A total of 52 wholly-owned retail properties and 57 Pro Rata retail properties met our Same Property criteria for both the three and nine months ended September 30, 2022 and 2021. The following table presents the reconciliation of net income, the most directly comparable GAAP measure, to NOI, Same Property NOI, and Pro Rata Same Property NOI for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Net income	$936	$3,992	$52,358	$5,391
Adjustments to reconcile to non-GAAP metrics:
Other income and expense, net	(497)	(8)	(652)	155
Equity in earnings of unconsolidated entities	(352)	(1,046)	(3,784)	(2,441)
Interest expense, net	7,689	3,999	18,129	11,956
Loss on extinguishment of debt	—	400	96	400
Gain on sale of investment properties, net	—	(636)	(36,856)	(1,516)
Depreciation and amortization	24,021	21,318	71,055	65,000
General and administrative	7,236	8,782	23,239	29,043
Direct listing costs	—	1,704	—	1,704
Other fee income	(594)	(863)	(1,988)	(2,770)
Adjustments to NOI (a)	(1,777)	(1,825)	(8,071)	(5,674)
NOI	36,662	35,817	113,526	101,248
NOI from other investment properties	(3,488)	(1,662)	(10,858)	(3,740)
Same Property NOI	33,174	34,155	102,668	97,508
IAGM Same Property NOI at share	2,589	2,643	7,880	7,347
Pro Rata Same Property NOI	$35,763	$36,798	$110,548	$104,855
(a)Adjustments to NOI include termination fee income and expense and GAAP rent adjustments.

Comparison of the components of Same Property NOI for the three and nine months ended September 30, 2022 and 2021

	Three months ended September 30				Nine months ended September 30
	2022	2021	Change	Var.	2022	2021	Change	Var.
Lease income, net	$50,482	$49,581	$901	1.8%	$149,719	$143,759	$5,960	4.1%
Other property income	296	310	(14)	(4.5)%	869	764	105	13.7%
	50,778	49,891	887	1.8%	150,588	144,523	6,065	4.2%
Property operating	9,803	7,786	2,017	25.9%	25,530	23,218	2,312	10.0%
Real estate taxes	7,801	7,950	(149)	(1.9)%	22,390	23,797	(1,407)	(5.9)%
	17,604	15,736	1,868	11.9%	47,920	47,015	905	1.9%
Same Property NOI	$33,174	$34,155	$(981)	(2.9)%	$102,668	$97,508	$5,160	5.3%

Same Property NOI decreased by $1.0 million, or (2.9)%, when comparing the three months ended September 30, 2022 to the same period in 2021, and was primarily a result of:
•net changes in credit losses and related reversals of $2.4 million, primarily attributable to lump sum rent collections from our cash basis tenants in 2021 pertaining to rent charges of prior periods,
•increased recoverable expenses of $1.5 million, primarily attributable to increased repairs, maintenance, and landscaping costs,
•increased non-recoverable expenses of $0.4 million, primarily attributable to tenant lease negotiations,
•decreased other lease income of $0.2 million, and was offset by:
•increased minimum rent of $2.8 million, primarily attributable to increased occupancy and rental rates,
•increased recovery income of $0.7 million, primarily attributable to increased repairs, maintenance, and landscaping costs.
Same Property NOI increased by $5.2 million, or 5.3%, when comparing the nine months ended September 30, 2022 to the same period in 2021, and was primarily a result of:
•increased minimum rent of $6.9 million, primarily attributable to increased economic and leased occupancy levels,
•increased percentage rent of $0.3 million, primarily attributable to grocers experiencing heightened sales volumes,
•decreased real estate tax expense, net of associated recoveries, of $0.7 million, primarily attributable to tax refunds,
•increased recovery income of $1.3 million, primarily attributable to increased repairs, maintenance, and landscaping costs, and was offset by:
•increased recoverable expenses of $2.2 million, primarily attributable to increased repairs, maintenance, and landscaping costs,
•net changes in credit losses and related reversals of $1.8 million, primarily attributable to lump sum rent collections from our cash basis tenants in 2021 pertaining to rent charges of prior periods.

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
See our Annual Report on Form 10-K for expanded descriptions of NAREIT FFO and Core FFO. NAREIT FFO Applicable to Common Shares and Dilutive Securities and Core FFO Applicable to Common Shares and Dilutive Securities is calculated as follows:

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Net income	$936	$3,992	$52,358	$5,391
Depreciation and amortization related to investment properties	23,826	21,107	70,444	64,328
Gain on sale of investment properties, net	—	(636)	(36,856)	(1,516)
Unconsolidated joint venture adjustments (a)	1,335	1,787	2,255	5,943
NAREIT FFO Applicable to Common Shares and Dilutive Securities	26,097	26,250	88,201	74,146
Amortization of above and below-market leases and lease inducements, net	(985)	(1,019)	(4,594)	(3,404)
Straight-line rent adjustments, net	(757)	(633)	(3,125)	(1,902)
Direct listing costs	—	1,704	—	1,704
Adjusting items, net (b)	696	758	2,093	2,214
Unconsolidated joint venture adjusting items, net (c)	172	260	300	566
Core FFO Applicable to Common Shares and Dilutive Securities	$25,223	$27,320	$82,875	$73,324

Weighted average common shares outstanding - basic	67,427,571	71,261,403	67,398,713	71,731,832
Dilutive effect of unvested restricted shares (d)	119,688	134,222	159,602	70,250
Weighted average common shares outstanding - diluted	67,547,259	71,395,625	67,558,315	71,802,082

Net income per common share - diluted	$0.01	$0.06	$0.77	$0.08
Per share adjustments - NAREIT FFO Applicable to Common Shares and Dilutive Securities	0.38	0.31	0.54	0.95
NAREIT FFO Applicable to Common Shares and Dilutive Securities per share	$0.39	$0.37	$1.31	$1.03
Per share adjustments - Core FFO Applicable to Common Shares and Dilutive Securities	(0.02)	0.01	(0.08)	(0.01)
Core FFO Applicable to Common Shares and Dilutive Securities per share	$0.37	$0.38	$1.23	$1.02
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

Liquidity and Capital Resources
Development, Redevelopment, Capital Expenditures and Leasing Activities
The following table summarizes capital resources used through development and redevelopment, capital expenditures, and leasing activities at our retail properties owned during the nine months ended September 30, 2022. These costs are classified as cash used in capital expenditures and tenant improvements and investment in development and redevelopment projects on the condensed consolidated statements of cash flows during the nine months ended September 30, 2022.

	Development and Redevelopment		Capital Expenditures	Leasing		Total
Direct costs	$7,349	(a)	$8,151	$4,754	(c)	$20,254
Indirect costs	948	(b)	1,043	—		1,991
Total	$8,297		$9,194	$4,754		$22,245
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
•To service or pay down our debt;
•To pay our operating expenses;
•To repurchase shares of our common stock; and
•To fund other general corporate uses.

From time to time, we may seek to acquire additional amounts of our outstanding common stock through cash purchases or exchanges for other securities. Such purchases or exchanges, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. At this time, we believe our current sources of liquidity are sufficient to meet our short- and long-term cash demands.

Distributions
During the nine months ended September 30, 2022, we declared distributions to our stockholders totaling $41.5 million and paid cash distributions of $41.5 million. As we execute on our retail strategy and continue to evaluate our business, results of operations and cash flows, our Board will continue to evaluate our distribution on a periodic basis.
Summary of Cash Flows

	Nine months ended September 30		Change
	2022	2021
Cash provided by operating activities	$100,888	$85,721	$15,167
Cash used in investing activities	(81,146)	(55,561)	(25,585)
Cash provided by (used in) financing activities	151,920	(115,589)	267,509
Increase (decrease) in cash, cash equivalents and restricted cash	171,662	(85,429)	257,091
Cash, cash equivalents and restricted cash at beginning of period	44,854	223,770	(178,916)
Cash, cash equivalents and restricted cash at end of period	$216,516	$138,341	$78,175
Cash provided by operating activities of $100.9 million and $85.7 million for the nine months ended September 30, 2022 and 2021, respectively, was generated primarily from income from property operations and operating distributions from IAGM. Cash provided by operating activities increased $15.2 million when comparing the nine months ended September 30, 2022, to the same period in 2021, primarily as a result of the acquisition of five retail properties, increased operating distributions from IAGM, and general fluctuations in working capital, which were partially offset by the disposition of three retail properties since January 1, 2021.
Cash used in investing activities of $81.1 million for the nine months ended September 30, 2022 was the result of:
•$156.1 million for acquisitions of investment properties, and
•$26.7 million for capital investments and leasing costs, which were partially offset by cash provided of:
•$54.3 million from net proceeds received from the sale of investment properties, and
•$47.4 million from distributions from unconsolidated entities.
Cash used in investing activities of $55.6 million for the nine months ended September 30, 2021 was the result of:
•$53.1 million for acquisitions of investment properties, and
•$17.3 million for capital investments and leasing costs, which were partially offset by cash provided of:
•$14.8 million from net proceeds received from the sale of investment properties.
Cash provided by financing activities of $151.9 million for the nine months ended September 30, 2022 was the result of:
•$250.0 million from our issuance of senior notes, and
•$112.0 million drawn from our line of credit, which were partially offset by cash used of:
•$143.0 million repaid on our line of credit,
•$22.3 million for pay-offs of debt,
•$41.5 million to pay distributions, and
•$3.3 million for principal payments on mortgage debt, payment of loan fees, and other financing activities.
Cash used in financing activities of $115.6 million for the nine months ended September 30, 2021 was the result of:
•$50.0 million for pay-down of line of credit,
•$41.6 million to pay distributions,
•$16.7 million for the common shares repurchased through the share repurchase program, and
•$7.3 million for principal payments on mortgage debt, payment of loan fees, and other financing activities.

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
Contractual Obligations
We have obligations related to our mortgage loans, senior notes, term loans, and revolving credit facility as described in "Note 7. Debt" in the condensed consolidated financial statements. The unconsolidated joint venture in which we have an investment has third-party mortgage debt of $126.0 million as of September 30, 2022, as described in "Note 6. Investment in Unconsolidated Entities" in the condensed consolidated financial statements. It is anticipated that our unconsolidated joint venture will be able to repay or refinance all of its debt on a timely basis.
The following table presents, on a consolidated basis, our obligations to make future payments under debt and lease agreements. It excludes debt payable by our unconsolidated joint venture and debt discounts that are not future cash obligations as of September 30, 2022.

	Payments due by year ending December 31
	2022	2023	2024	2025	2026	Thereafter	Total
Long-term debt:
Fixed rate, principal (a)	$—	$38,550	$15,700	$51,510	$200,000	$407,500	$713,260
Variable-rate, principal	—	—	—	—	—	100,000	100,000
Interest	8,109	31,590	31,289	30,306	26,694	54,958	182,946
Total long-term debt	8,109	70,140	46,989	81,816	226,694	562,458	996,206
Operating leases (b)	51	565	628	511	517	1,837	4,109
Grand total	$8,160	$70,705	$47,617	$82,327	$227,211	$564,295	$1,000,315

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows. As of September 30, 2022, our debt included outstanding variable-rate term loans of $400.0 million, of which $300.0 million has been effectively swapped to a fixed rate. If market rates of interest on all variable-rate debt as of September 30, 2022 permanently increased or decreased by 1%, the annual increase or decrease in interest expense on the variable-rate debt and future earnings and cash flows would be approximately $1.0 million. See our Annual Report for expanded discussion regarding how we achieve our interest rate risk management objectives and how we often use financial instruments to hedge exposures to changes in interest rates on loans.
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
The following table summarizes our four effective interest rate swaps as of September 30, 2022:

						Fair Value as of
Interest Rate Swap	Effective Date	Termination Date	InvenTrust Receives Variable Rate of	InvenTrust Pays Fixed Rate of	Notional Amount	September 30, 2022	December 31, 2021
5 year, fixed portion	Dec 2, 2019	Dec 21, 2023	1-Month LIBOR	1.48%	$100,000	$3,459	$(1,304)
5 year, fixed portion	Dec 2, 2019	Dec 21, 2023	1-Month LIBOR	1.48%	100,000	3,454	(1,304)
5.5 year, fixed portion	Dec 2, 2019	Jun 21, 2024	1-Month LIBOR	1.49%	50,000	2,376	(674)
5.5 year, fixed portion	Dec 2, 2019	Jun 21, 2024	1-Month LIBOR	1.50%	50,000	2,367	(684)
					$300,000	$11,656	$(3,966)
The following table summarizes our four forward interest rate swaps as of September 30, 2022:

						Fair Value as of
Interest Rate Swap	Effective Date	Termination Date	InvenTrust Receives Variable Rate of	InvenTrust Pays Fixed Rate of	Notional Amount	September 30, 2022	December 31, 2021
5 year, fixed portion	Dec 21, 2023	Sep 22, 2026	1-Month LIBOR	1.58%	$100,000	$5,456	$(230)
5 year, fixed portion	Dec 21, 2023	Sep 22, 2026	1-Month LIBOR	1.57%	100,000	5,454	(212)
5.5 year, fixed portion	Jun 21, 2024	Mar 22, 2027	1-Month LIBOR	1.58%	50,000	2,522	(87)
5.5 year, fixed portion	Jun 21, 2024	Mar 22, 2027	1-Month LIBOR	1.60%	50,000	2,491	(118)
					$300,000	$15,923	$(647)
The following table summarizes IAGM's effective interest rate swaps as of September 30, 2022:

						Fair Value as of
Interest Rate Swap	Effective Date	Termination Date	IAGM Receives Variable Rate of	IAGM Pays Fixed Rate of	Notional Amount	September 30, 2022	December 31, 2021
Secured term loan	Apr 1, 2020	Nov 2, 2023	1-Month LIBOR	0.43%	$45,000	$1,913	$310
Secured term loan	Apr 1, 2020	Nov 2, 2023	1-Month LIBOR	0.41%	30,000	1,284	220
					$75,000	$3,197	$530
The gains or losses resulting from marking-to-market our derivatives each reporting period are recognized as an increase or decrease in comprehensive income on our condensed consolidated statements of operations and comprehensive income.
The information presented above does not consider all exposures or positions that could arise in the future. Therefore, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Principal Executive Officer and our Principal Financial Officer, evaluated as of September 30, 2022, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2022, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Principal Executive Officer and our Principal Financial Officer as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
As of September 30, 2022, there have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2022, filed with the SEC on November 2, 2022, is formatted in Extensible Business Reporting Language ("XBRL"): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed as part of this Quarterly Report on Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InvenTrust Properties Corp.

Date:	November 2, 2022
By:	/s/ Daniel J. Busch

Name:	Daniel J. Busch
Title:	President, Chief Executive Officer (Principal Executive Officer)

Date:	November 2, 2022
By:	/s/ Michael Phillips

Name:	Michael Phillips
Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)