Form 10-K
period 2022-12-31
InvenTrust Properties Corp.
filed 2023-02-21
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 1, 2023, there were 67,472,553 shares of the registrant's common stock outstanding.
At June 30, 2022, the aggregate market value of the registrant's common stock, $0.001 par value, held by non-affiliates of the registrant was approximately $1.7 billion (based upon the closing sale price of the common stock on June 30, 2022 on The New York Stock Exchange).

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information that will be contained in InvenTrust Properties Corp.'s Proxy Statement relating to its 2023 Annual Meeting of Stockholders, which InvenTrust Properties Corp. intends to file no later than 120 days after the end of its fiscal year ended December 31, 2022, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K.

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
•future increases in interest rates;
•the impact of inflation on us and our tenants;
•our status as a real estate investment trust ("REIT") for federal tax purposes;
•changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; and
•the risks described under Part I, Item 1A. - Risk Factors" and "Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), or identified elsewhere in this report.
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

PART I
As used throughout this Annual Report, the terms "Company," "InvenTrust," "we," "us," or "our" mean InvenTrust Properties Corp., its wholly-owned subsidiaries, and its unconsolidated joint venture investments. Unless otherwise noted, all dollar amounts and square feet are stated in thousands, except per share and per square foot amounts. Any references to number of properties, square feet, tenant and occupancy data are unaudited.
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
Our wholly-owned and managed retail properties include grocery-anchored community and neighborhood centers and power centers, including those classified as necessity-based. As of December 31, 2022, we owned or had an interest in 62 retail properties with a total gross leasable area ("GLA") of approximately 10.3 million square feet, which includes 4 retail properties with a GLA of approximately 1.1 million square feet owned through our 55% ownership interest in IAGM Retail Fund I, LLC ("IAGM"), an unconsolidated retail joint venture partnership between the Company and PGGM Private Real Estate Fund ("PGGM"). IAGM was formed on April 17, 2013 for the purpose of acquiring, owning, managing, and disposing of retail properties and sharing in the profits and losses from those retail properties and their activities.
On January 18, 2023, the Company acquired the four remaining retail properties from IAGM for an aggregate purchase price of $222.3 million by acquiring 100% of the membership interests in each of IAGM's wholly owned subsidiaries. The Company assumed aggregate mortgage debt of $92.5 million and funded the remaining balance with its available liquidity. Subsequent to the transaction, IAGM proportionately distributed substantially all net proceeds from the sale, of which the Company's share was approximately $71.4 million. In connection with the foregoing, IAGM adopted a liquidation plan on January 11, 2023.
Where appropriate, we have included results from the IAGM properties at 55% ("at share") when combined with our wholly-owned properties, defined as "Pro Rata Combined Retail Portfolio" within "Part I" and "Part II" of this Annual Report. The following table summarizes our retail portfolio as of December 31, 2022.

	Wholly-Owned Retail Properties	IAGM Retail Properties	Pro Rata Combined Retail Portfolio
No. of properties	58	4	62
GLA (square feet)	9,171	1,125	9,790
Economic occupancy (a)	94.2%	90.2%	93.9%
Leased occupancy (b)	96.2%	93.6%	96.1%
ABR PSF (c)	$19.26	$16.22	$19.08
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
•Maintaining a flexible capital structure; and
•Enhancing our environmental, social and governance practices and standards.
Acquiring retail properties in Sun Belt markets. InvenTrust focuses on Sun Belt grocery-anchored neighborhood and community centers, and select power centers that often have a grocery component, in markets with favorable demographics, including above average growth in population, employment, income and education levels. We believe these conditions create favorable demand characteristics for grocery-anchored and necessity-based essential retail centers, which will position us to capitalize on potential future rent increases while benefiting from sustained occupancy at our centers. Our strategically located regional field offices are within a two-hour drive of over 95% of our properties which affords us the ability to respond to the needs of our tenants and provides us with in-depth local market knowledge. We believe that our Sun Belt portfolio of high quality grocery-anchored assets is a distinct differentiator for us in the marketplace.
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
Enhancing our environmental, social and governance practices and standards. We continue to focus on environmental, social and governance ("ESG") practices and standards across our platform. We believe we can enhance our communities, conserve resources and foster a best-in-class working environment while growing long term stockholder value. We remain committed to transparency in our investment strategy with a focus on operating efficiency, responding to evolving trends, and addressing the needs of our tenants and communities by continuing to fully integrate environmental sustainability, social responsibility, and strong governance practices throughout our organization. We believe our concentrated portfolio and focused strategy will allow us to adapt to the evolving needs of stakeholders.
Competition
We compete with numerous companies and individuals engaged in the ownership, development, acquisition, and operation of shopping centers in Sun Belt markets, resulting in competition for attracting and retaining tenants and acquiring and disposing shopping centers.
Our commitment to Sun Belt markets and our strategically curated portfolio of predominantly necessity based grocery-anchored shopping centers provides a number of competitive advantages, including increased concentrations in high growth Sun Belt locations to capitalize on strong demographic trends, exposure to a strong operational footprint, and distinctive levels of Sun Belt real estate experience and expertise. Our local market presence is supported by seven field offices staffed with operational teams within two hours of over 95% of our shopping centers, which allows us to build deep real estate expertise and a strong reputation with market participants and with our anchor and small shop tenants.
Our ample liquidity, and sector-low leverage, provide an additional competitive advantage of flexibility to transact. Our concerted focus on Sun Belt markets provides us greater opportunity to carefully evaluate potential acquisitions.

Human Capital Management
Our employees are our greatest asset and the foundation for our success. Together, we focus on building an inclusive culture where innovative thinking is valued, collaboration is essential, and communicating the "why" is a necessity. We are committed to creating a corporate culture characterized by high levels of employee engagement, growth and development, and health and wellness. We seek to attract and retain diverse and talented professionals who provide a wide range of opinions and experiences to drive our business forward. As of December 31, 2022, we have 106 full-time employees.
We define racial diversity as employees who are African American or Black, Alaskan Native or Native American, Asian, Hispanic or Latinx, and Native Hawaiian or Pacific Islander. We define gender diversity as employees who identify as women. Overall diversity across our workforce is approximately 65%, including gender and racial/ethnic groups. Racial diversity across our workforce is 19%. Women represent approximately 59% of our employees.
Our Human Capital strategy is focused on talent management. The basis for hiring, development, training, compensation and advancement are qualifications, performance, skills and experience. We believe our employees are fairly compensated, without regard to gender, race, and ethnicity. All of our employees are offered a comprehensive benefits package, including, but not limited to, paid time off and parental leave, medical, dental and vision insurance, disability, life insurance, 401(k) matching, tuition reimbursement, flexible Fridays and work from home flexibility.
Employee engagement is critical to our success. We believe in fostering a highly engaged inclusive environment which drives growth and productivity. We believe that our heightened focus on development and health and wellness creates a more engaged workforce. In 2022, 81% of our employees were highly engaged and we were named of one Chicago's Top Workplaces by The Chicago Tribune. We believe that the more engaged our employees are the more likely productivity will increase and drive empowerment throughout the organization for our employees to act like owners. Our hybrid work model provides an opportunity for employees to balance work and life whether they are in the office or at home. We also host monthly events focused on employee education, health and wellness, engagement activities, and giving back to our communities. Our events consist of company-wide executive led meetings to stay connected with our employees, wellness competitions, food trucks, game days, happy hours, and charity events serving our communities. We are proud that 100% of our employees participated in charitable events giving back to our communities in 2022. We also implemented half day Fridays to help our employees balance work and life focusing on mental health as well as giving back to our communities through charitable endeavors.
We celebrate our employees' success through our Circle of Excellence awards. Our monthly, "On The Spot" award recognizes employees who go above and beyond their job. Our annual awards, the "Rising Star" and "Standing Ovation" recognize new employees and tenured employees who exhibit exceptional promise, ability, and our InvenTrust values. We monitor our performance through employee engagement surveys and utilize the results to continually improve our organization.
Environment, Social and Governance
ESG is not new to InvenTrust. Since 2013, we have participated in compiling and reporting on ESG metrics with GRESB (formerly "Global Real Estate Sustainability Benchmark"), an independent organization providing ESG performance data and peer benchmarks for investors and organizations. We believe we can enhance our communities, conserve resources and foster a best-in-class working environment while growing long-term stockholder value. In 2022, we issued our inaugural Environmental, Social and Governance Report ("2021 ESG Report"), set measurable 5-year targets, and increased our GRESB score by eight points over the prior year.
We remain committed to transparency in our investment strategy with a focus on operating efficiency, responding to evolving trends, and addressing the needs of our tenants and communities by continuing to fully integrate environmental sustainability, social responsibility, and strong governance practices throughout our organization. For the avoidance of doubt, neither our 2021 ESG Report nor any portion thereof is incorporated by reference into this Annual Report.
To date, compliance with federal, state and local environmental laws has not had a material adverse effect on our business, assets, results of operations, financial condition and/or our ability to pay distributions. We do not believe that our existing retail platform will require us to incur material expenditures to comply with these laws and regulations. However, we acknowledge that ESG-related regulation, including environmental-related regulation and legislation, is evolving, and we cannot predict the impact of unforeseen ESG contingencies or new or changed laws or regulations on our properties, operations, and financials.

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
Our Website and Availability of SEC Reports and Other Information
The Company maintains a website at the following address: www.inventrustproperties.com. The information on the Company's website is not incorporated by reference in this report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only. In addition, we reference certain sources included on our website, including our ESG Report, in this Annual Report, and none of these are incorporated by reference in, or are otherwise to be regarded as part of, this Annual Report.
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
Investors and others should note that InvenTrust routinely announces material information to investors and the marketplace using SEC filings, press releases, public conference calls, webcasts and the InvenTrust investor relations website. We also intend to use certain social media channels as a means of disclosing information about us and our business to our colleagues, customers, investors and the public (e.g., the InvenTrust Twitter account (twitter.com/inventrustprop); and the InvenTrust LinkedIn account (linkedin.com/company/inventrustproperties). The information posted on social media channels is not incorporated by reference in this report or in any other report or document we file with the SEC. While not all of the information that the Company posts to the InvenTrust investor relations website or to social media accounts is of a material nature, some information could be deemed to be material. Accordingly, the Company encourages investors, the media, and others interested in InvenTrust to review the information that it shares on the Company's investor relations website at www.inventrustproperties.com/investor-relations, and regularly follow our social media accounts.

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
An economic downturn could have an adverse impact on the retail industry generally. Rising inflation could also adversely impact consumer behavior and increase our and our tenant's operating costs. As a result, the retail industry could face further reductions in sales revenues and increased bankruptcies. Adverse economic conditions may result in an increase in distressed or bankrupt retail companies, which in turn would result in an increase in defaults by tenants at our commercial properties. Such conditions may also affect shadow anchor retailers in some of our centers, which we cannot control. Although we do not generate revenue from shadow anchor retailers, their presence drives traffic to some of our centers. Additionally, continued slow or negative economic growth could hinder new entrants into the retail market, which may make it difficult for us to fully lease our real properties. Tenant defaults and decreased demand for retail space would have an adverse impact on the value of our retail properties and our results of operations.
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
As of December 31, 2022, approximately 38.7% of the total annualized base rental income in our retail portfolio was generated by properties located in Texas, with 18.3%, 9.6%, 7.4%, and 3.4% of our total annualized base rental income generated by properties in Austin, Dallas-Fort Worth-Arlington, Houston, and San Antonio metropolitan areas, respectively. An oversupply of retail properties without corresponding increases in demand in any of these markets could have a material adverse effect on our financial condition, our results of operations and our ability to pay distributions.
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
As of December 31, 2022, approximately 56.9% of our total annualized base rental income is generated by our small shop tenants. Our small shop tenants may be more vulnerable to negative economic conditions as they generally have more limited resources than our anchor tenants. If a significant number of our small shop tenants experience financial difficulties or are unable to remain open, our cash flow, financial condition and result of operations could be adversely affected.
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
•competition for tenancy of our leases
As of December 31, 2022, economic occupancy and leased occupancy of our pro rata combined retail portfolio was 93.9% and 96.1%, respectively. As of December 31, 2022, leases representing approximately 4.9% and 10.0% of our pro rata combined retail portfolio GLA were scheduled to expire in 2023 and 2024. We cannot assure our stockholders that leases will be renewed or that our properties will be re-leased on terms equal to or better than the current terms, or at all. We also may not be able to lease space which is currently not occupied on acceptable terms and conditions, if at all. In addition, some of our tenants have leases that include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no liability to us. We may be required to offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to retain these tenants or attract new ones. Portions of our assets may remain vacant for extended periods of time. If the rental rates for our assets decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, cash flows and results of operations could be adversely affected.
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
•natural disasters, such as earthquakes, droughts, hurricanes, floods, extreme storms and weather or other under-insured or uninsured losses, which may result from or be exacerbated by climate change, and man-made events, such as terrorist attacks or events of sabotage; and
•changes in interest rates and availability, cost and terms of financing.
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
Inflationary pressures, rising interest rates, supply chain disruptions, and labor shortages may exacerbate certain of these risks. If we fail to reinvest in our properties or maintain their attractiveness to retailers and consumers, if our capital improvements are not successful, or if retailers or consumers perceive that shopping at other venues (including e-commerce) is more convenient, cost-effective, or otherwise more compelling, our financial condition, cash flows, and results of operations could be adversely affected.
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
Natural disasters and severe weather such as earthquakes, wildfires, mudslides, droughts, tornadoes, hurricanes, blizzards, hailstorms or floods may result in significant damage to our properties, decrease demand for certain properties, disrupt operations at our properties, increase the costs associated with maintaining or insuring our properties, and adversely affect both the value of our properties and the ability of our tenants and operators to make their scheduled rent payments to us. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. These losses may not be insured or insurable at commercially reasonable rates. When we have a geographic concentration, a single catastrophe or destructive weather event affecting a region may have a significant negative effect on our financial condition, results of operations, and cash flows. As a result, our operating and financial results may vary significantly from one period to the next. We also are exposed to the risk of an increased need for the maintenance and repair of our buildings due to inclement or extreme weather.
Moreover, climate change may adversely impact our properties directly and may lead to additional compliance obligations and costs, including insurance premiums, taxes and fees. Changes in federal, state and local legislation and regulation on climate change could result in increased operating costs (for example, increased utility costs) and/or increased capital expenditures to improve the energy efficiency of our existing properties (for example, increased costs associated with meeting electric vehicle charging mandates) and could also require us to spend more on our new properties without a corresponding increase in revenue and could increase our exposure to new physical risks and liabilities.
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
For the year ended December 31, 2022, distributions were paid from cash flow from operations, distributions from unconsolidated entities and proceeds from the sales of properties.

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
Moreover, compliance with ESG-related laws, regulations, expectations or reporting requirements may result in increased compliance costs, as well as additional scrutiny that could heighten all of the risks associated with environmental, social and sustainability matters. For example, the SEC continues to make moves towards issuing rules relating to climate risk disclosures, human capital management and other ESG matters and other regulatory bodies, including state governments and stock exchanges, have issued new laws or regulations relating to board structure, and increased ESG regulations and reporting requirements are likely to continue. If we fail to comply with new laws, regulations, expectations or reporting requirements, or if we are perceived as failing, our reputation and business could be adversely impacted. The occurrence of any of the foregoing could have an adverse effect on the price of the Company's stock and the Company's business, financial condition and results of operations, including increased development costs, capital expenditures and operating expenses.
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
We, as well as our investors, are focused on corporate responsibility, specifically related to environmental, social and governance factors. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility and performance. Although the Company makes ESG disclosures and undertakes sustainability and diversity initiatives, there is no assurance as to how we will rate according to the metrics. Additionally, the measurement parameters may change over time. We may face reputational damage in the event our corporate responsibility procedures or standards do not meet the standards set by various constituencies. In addition, our competitors may receive more favorable ratings. The occurrence of any of the foregoing could have an adverse impact on our business, financial condition and results of operations, including increased capital expenditures and operating expenses.
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
Risk Factors Relating to Our Qualification as a REIT
Our failure to qualify as a REIT would have serious adverse consequences to our stockholders.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The following table summarizes our retail portfolio, on a wholly-owned, IAGM, and pro-rata combined basis, as of December 31, 2022 and 2021.

	Wholly-Owned Retail Properties		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2022	2021	2022	2021	2022	2021
No. of properties	58	55	4	7	62	62
GLA (square feet)	9,171	8,560	1,125	1,768	9,790	9,532
Economic occupancy	94.2%	93.4%	90.2%	87.6%	93.9%	92.8%
Leased occupancy	96.2%	94.6%	93.6%	88.2%	96.1%	93.9%
ABR PSF	$19.26	$18.76	$16.22	$16.98	$19.08	$18.59
The following table represents the geographical diversity of our retail portfolio by ABR and GLA on a pro rata basis as of December 31, 2022.

Market	No. of Properties	ABR	ABR PSF	ABR as % of Total	GLA	GLA as % of Total
Austin-Round Rock, TX	8	$32,217	$16.33	18.3%	2,056	21.0%
Atlanta Metro Area, GA	10	19,342	19.10	11.1%	1,058	10.8%
Miami-Fort Lauderdale-Miami Beach, FL	3	18,480	23.00	10.6%	859	8.8%
Dallas-Fort Worth-Arlington, TX	7	16,723	19.86	9.6%	938	9.6%
Houston-Sugar Land-Baytown, TX	6	12,987	16.28	7.4%	904	9.2%
Raleigh-Cary-Durham, NC	5	12,630	19.34	7.2%	688	7.0%
So. California - Los Angeles, CA	3	10,547	20.57	6.0%	579	5.9%
Tampa-St. Petersburg, FL	3	8,809	12.85	5.0%	753	7.7%
Orlando-Kissimmee, FL	4	8,690	23.66	5.0%	378	3.9%
Washington D.C/Richmond Metro Area	3	8,276	24.52	4.7%	358	3.7%
Charlotte-Gastonia-Concord, NC	3	8,136	19.65	4.7%	424	4.3%
San Antonio, TX	2	5,938	25.26	3.4%	261	2.7%
So. California - San Diego, CA	2	5,685	26.06	3.3%	225	2.3%
So. California - Inland Empire, CA	2	5,684	23.09	3.3%	246	2.5%
Cape Coral-Fort Myers, FL	1	636	10.10	0.4%	63	0.6%
Total	62	$174,780	$19.08	100%	9,790	100%

The following table presents information regarding the top 10 tenants of our retail portfolio by ABR and GLA on a pro rata basis as of December 31, 2022.

Parent Name	Tenant Name/Count	No. of Leases	ABR Pro Rata Portfolio	% of Total ABR	GLA Pro Rata Portfolio	% of Total Occ.GLA
Kroger	Kroger 7 / Kroger Gas 1 / Harris Teeter 3 / Ralphs 3	14	$8,277	4.7%	738	7.5%
Publix Super Markets, Inc.	Publix 13 / Publix Liquor 3	16	6,885	3.9%	635	6.5%
TJX Companies	Marshalls 7 / HomeGoods 4 / TJ Maxx 2	13	4,399	2.5%	367	3.8%
Albertsons	Safeway 1 / Tom Thumb 2 / Market Street 2 / Albertsons 1	6	4,303	2.5%	365	3.7%
H.E.B.		5	3,669	2.1%	362	3.7%
Amazon, Inc.	Whole Foods Market 5	5	2,701	1.5%	194	2.0%
BC Partners	Petsmart 7	7	2,375	1.4%	151	1.5%
Best Buy		4	2,236	1.3%	138	1.4%
Ulta Beauty Inc.		8	1,960	1.1%	83	0.8%
Bed Bath & Beyond Inc.	Bed Bath & Beyond 4 / Buy Buy Baby 1	5	1,888	1.1%	150	1.5%
		83	38,693	22.1%	3,183	32.4%
The following table presents the lease expirations of our economic occupied Pro Rata Combined Retail Portfolio as of December 31, 2022.

Lease Expiration Year	No. of Expiring Leases (a)	GLA of Expiring Leases (square feet)	Percent of Total GLA of Expiring Leases	ABR of Expiring Leases	Percent of Total ABR	Expiring ABR PSF
2023	138	448	4.9%	$9,610	5.2%	$21.45
2024	184	917	10.0%	19,552	10.5%	21.32
2025	178	1,128	12.3%	20,533	11.0%	18.20
2026	204	922	10.0%	20,497	11.0%	22.23
2027	264	1,926	21.0%	38,801	20.9%	20.15
2028	133	811	8.8%	17,874	9.6%	22.04
2029	101	579	6.3%	12,490	6.7%	21.57
2030	67	349	3.8%	8,673	4.7%	24.85
2031	74	502	5.5%	10,469	5.6%	20.85
2032	91	568	6.1%	12,887	6.9%	22.69
Thereafter	38	1,017	11.0%	13,910	7.5%	13.68
Other (b)	11	23	0.3%	768	0.4%	33.39
Totals	1,483	9,190	100%	$186,064	100%	$20.25
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
Certain of our properties are encumbered by mortgages, totaling $109.8 million as of December 31, 2022. Additional detail about our retail properties can be found on Schedule III – Real Estate and Accumulated Depreciation.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock trades on the NYSE under the ticker symbol "IVT". As of February 1, 2023, there were 24,205 holders of record of shares of our outstanding common stock.
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
Issuer Purchases of Equity Securities
Share Repurchase Program
On February 23, 2022, we established a share repurchase program (the "SRP") of up to $150.0 million of our outstanding shares of common stock. The SRP may be suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or particular amount of shares. As of December 31, 2022, no common stock has been repurchased under the SRP.
During the year ended December 31, 2022, certain of the Company's employees surrendered shares of common stock to satisfy tax withholding obligations associated with the vesting of shares of common stock issued under the InvenTrust Properties Corp. 2015 Incentive Award Plan ("Incentive Award Plan").
The following is a summary of all share repurchases during the fourth quarter of 2022:

Period	Total No. of Shares Purchased (a)	Average Price Paid per Share	Total No. of Shares Purchased as Part of Publicly Announced Plans or Programs	Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2022	—	$—	—	$150,000
November 1 - November 30, 2022	—	$—	—	$150,000
December 1 - December 31, 2022	30,053	$23.18	—	$150,000
(a)Consists of shares of common stock surrendered to the Company to satisfy tax withholding obligations associated with the vesting of restricted stock units.

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
During the year ended December 31, 2022, we paid cash distributions of $55.3 million. For income tax purposes only, approximately 93.2% of the distributions paid in 2022 will be treated as ordinary dividends and approximately 6.8% will be treated as other forms of distributions. The December 2022 dividend declared, with a record date of December 29, 2022 and payment date of January 13, 2023, will be reported in 2023, and is not reflected in the 2022 tax allocation. The following table denotes the allocation of our distributions paid in 2022 for income tax purposes only.

Record Date	Distributions Payable Date	Total Distribution per Share	Ordinary Dividend Per Share	Return of Capital Per Share	Qualified Dividend Per Share	Sec. 199A Dividend Per Share	Sec. 897 Ordinary Dividend Per Share
12/30/2021	1/14/2022	$0.205200	$0.191321	$0.013879	$—	$0.191321	$0.006489
3/31/2022	4/15/2022	0.205200	0.191321	0.013879	—	0.191321	0.006489
6/30/2022	7/15/2022	0.205200	0.191321	0.013879	—	0.191321	0.006489
9/30/2022	10/14/2022	0.205200	0.191321	0.013879	—	0.191321	0.006489
		$0.820800	$0.765284	$0.055516	$—	$0.765284	$0.025956
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

Record Date	Distributions Payable Date	Total Distribution per Share	Ordinary Dividend Per Share	Return of Capital Per Share	Qualified Dividend Per Share	Sec. 199A Dividend Per Share	Sec. 897 Ordinary Dividend Per Share
12/30/2020	1/15/2021	$0.018975	$0.013537	$0.005438	$—	$0.013537	$0.000336
3/31/2021	4/15/2021	0.019550	0.013948	0.005602	—	0.013948	0.000347
6/30/2021	7/15/2021	0.019550	0.013948	0.005602	—	0.013948	0.000347
9/30/2021	10/7/2021	0.195500	0.139477	0.056023	—	0.139477	0.003465
		$0.253575	$0.180910	$0.072665	$—	$0.180910	$0.004495

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
The following graph depicts the total cumulative stockholder return of the Company’s common stock from October 12, 2021, the first day of trading of our common stock on the NYSE, through December 31, 2022, relative to the performance of the FTSE National Association of Real Estate Investment Trusts Equity REITs Index (the "FTSE NAREIT Equity Index"), the FTSE National Association of Real Estate Investment Trusts Equity Shopping Centers Index (the "FTSE NAREIT Shopping Centers Index"), and the Standard and Poor’s 500 Stock Index (S&P 500 Index). The graph assumes an initial investment of $100.00 at the first NYSE trade price of $23.61 on October 12, 2021 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

Ticker / Index	10/12/2021	12/31/2021	3/31/2022	6/30/2022	9/30/2022	12/30/2022
IVT	$100.00	$116.32	$132.22	$111.66	$93.22	$104.34
FSTE NAREIT Equity Index	100.00	112.75	108.36	89.98	81.03	85.28
FSTE NAREIT Shopping Centers Index	100.00	107.87	106.96	87.60	80.18	94.34
S&P 500 Index	100.00	109.88	104.83	87.95	83.65	89.98

Recent Sales of Unregistered Securities
None.
Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis relates to the operations of the Company for the years ended December 31, 2022 and 2021 and its financial position as of December 31, 2022 and 2021. Discussion of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report can be found in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2021. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this Annual Report. This discussion contains forward-looking statements about our business. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in "Forward-Looking Statements" and "Part I-Item 1A. Risk Factors" contained in this Annual Report and in our other reports that we file from time to time with the SEC.
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
•Maintaining a flexible capital structure; and
•Enhancing our environmental, social and governance practices and standards.
Current Strategy and Outlook
InvenTrust focuses on Sun Belt grocery-anchored neighborhood and community centers, and select power centers that often have a grocery component, in markets with favorable demographics, including above average growth in population, employment, income and education levels. We believe these conditions create favorable demand characteristics for grocery-anchored and necessity-based essential retail centers, which will position us to capitalize on potential future rent increases while benefiting from sustained occupancy at our centers. Our strategically located regional field offices are within a two-hour drive of over 95% of our properties which affords us the ability to respond to the needs of our tenants and provides us with in-depth local market knowledge. We believe that our Sun Belt portfolio of high quality grocery-anchored assets is a distinct differentiator for us in the marketplace.
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

Recent Developments
Acquisitions and Mortgage Assumptions
During the year ended December 31, 2022, we acquired the following properties:

Date	Property	Grocer Anchor	Metropolitan Area	Square Feet	Gross Acquisition Price	Assumption of Mortgage Debt
February 2, 2022	Shops at Arbor Trails	Costco, Whole Foods Market	Austin-Round Rock, TX	357	$112,190	$31,500
February 2, 2022	Escarpment Village	HEB	Austin-Round Rock, TX	170	77,150	26,000
April 21, 2022	The Highlands of Flower Mound (a)	Target	Dallas-Fort Worth-Arlington, TX	175	38,000	22,880
May 4, 2022	Bay Landing	The Fresh Market	Cape Coral-Fort Myers, FL	63	10,425	—
June 10, 2022	Kyle Marketplace - Outparcel	N/A	Austin-Round Rock, TX	—	705	—
October 28, 2022	Eastfield Village	Food Lion	Charlotte-Gastonia-Concord, NC	96	22,500	—
December 16, 2022	Stone Ridge Market (a)	HEB Plus	San Antonio, TX	219	58,100	—
Total				1,080	$319,070	$80,380
(a)We acquired these properties from our joint venture, IAGM.
Dispositions
During the year ended December 31, 2022, we disposed of the following properties:

Date	Property	Metropolitan Area	Square Feet	Gross Disposition Price	Gain on Sale
June 30, 2022	Centerplace of Greeley	Denver, CO	152	$37,550	$25,147
June 30, 2022	Cheyenne Meadows	Denver, CO	90	17,900	11,709
December 15, 2022	The Shops at Walnut Creek (a)	Denver, CO	225	55,000	1,393
Total			467	$110,450	$38,249
(a)The property's buyer assumed a $28.6 million mortgage payable secured by the property. We recognized a loss on debt extinguishment of $0.08 million related to the buyer's assumption.
IAGM Dispositions and Mortgage Payoffs
During the year ended December 31, 2022, IAGM disposed of the following properties:

Date	Property	Metropolitan Area	Square Feet	Gross Disposition Price	Gain (Loss) on Sale	Our Share of Gain (Loss) on Sale
March 3, 2022	Price Plaza (a)	Houston-Sugar Land-Baytown, TX	206	$39,100	$3,751	$2,063
April 21, 2022	The Highlands of Flower Mound (b)	Dallas-Fort Worth-Arlington, TX	175	38,000	1,244	684
December 16, 2022	Stone Ridge Market (b)(c)	San Antonio, TX	219	58,100	12,287	6,758
December 22, 2022	Stables Town Center I (d)	Houston-Sugar Land-Baytown, TX	43	7,800	(244)	(135)
Total			643	$143,000	$17,038	$9,370
(a)The property's buyer assumed a $17.8 million mortgage payable secured by the property.
(b)These properties were acquired by the Company.
(c)IAGM paid off the property's $28.1 million mortgage payable with proceeds from the sale.
(d)IAGM paid down $5.4 million of the senior secured pooled loan with proceeds from the sale.

Share Repurchase Program
On February 23, 2022, we established a share repurchase program (the "SRP") of up to $150.0 million of our outstanding shares of common stock. The SRP may be suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or particular amount of shares. As of December 31, 2022, we have not repurchased any common stock under the SRP.
Debt
On March 4, 2022, we paid off a $22.3 million mortgage payable at Pavilion at La Quinta using cash on hand and recognized a loss on debt extinguishment of $0.1 million.
On October 6, 2022, we paid off a $24.7 million mortgage payable secured by University Oaks Shopping Center with cash on hand and recognized a loss on debt extinguishment of $0.01 million.
ATM Program
On March 7, 2022,we established an at-the-market equity offering program (the "ATM Program") pursuant to which we may sell from time to time up to an aggregate of $250.0 million shares of our common stock. In connection with the ATM Program, we may sell shares of our common stock to or through sales agents, or may enter into separate forward sale agreements with one of the agents, or one of their respective affiliates, as a forward purchaser. As of December 31, 2022, the Company has not sold any common stock under the ATM Program.
Reduction of Authorized Shares
On April 28, 2022, we filed an amendment to our charter to decrease the number of authorized shares of common stock from 1,460,000,000 to 146,000,000, in proportion with the one-for-ten reverse stock split effected by the Company on August 5, 2021. The authorized shares of preferred stock remain at 40,000,000. The authorized shares of common stock have been retroactively adjusted within the accompanying consolidated financial statements to give effect to the reduction as of December 31, 2022.
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
We may prepay at any time all or any part of, the Notes, in an amount not less than 5% of the aggregate principal amount of any series of the Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount prepaid plus accrued interest and a Make-Whole Amount (as defined in the Note Purchase Agreement). The Notes will be required to be absolutely and unconditionally guaranteed by certain subsidiaries of the Company that guarantee certain material credit facilities of the Company. Currently, there are no subsidiary guarantees of the Notes.

Our Retail Portfolio
Our wholly-owned and managed retail properties include grocery-anchored community and neighborhood centers and power centers, including those classified as necessity-based. As of December 31, 2022, we owned or had an interest in 62 retail properties with a GLA of approximately 10.3 million square feet, which includes 4 retail properties with a GLA of approximately 1.1 million square feet owned through the Company's 55% ownership interest in an unconsolidated joint venture, IAGM.
The following table summarizes our retail portfolio, on a wholly-owned, IAGM, and pro rata combined basis, as of December 31, 2022 and 2021.

	Wholly-Owned Retail Properties		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2022	2021	2022	2021	2022	2021
No. of properties	58	55	4	7	62	62
GLA (square feet)	9,171	8,560	1,125	1,768	9,790	9,532
Economic occupancy	94.2%	93.4%	90.2%	87.6%	93.9%	92.8%
Leased occupancy	96.2%	94.6%	93.6%	88.2%	96.1%	93.9%
ABR PSF	$19.26	$18.76	$16.22	$16.98	$19.08	$18.59
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
The following tables summarize our retail portfolio, by center type, as of December 31, 2022 and 2021.
Community and neighborhood centers

	Wholly-Owned Retail Properties		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2022	2021	2022	2021	2022	2021
No. of properties	46	43	4	5	50	48
GLA (square feet)	5,647	4,984	1,125	1,387	6,266	5,747
Economic occupancy	95.0%	94.1%	90.2%	86.1%	94.5%	93.1%
Leased occupancy	96.9%	95.0%	93.6%	86.8%	96.6%	93.9%
ABR PSF	$20.36	$19.93	$16.22	$17.02	$19.98	$19.57
Power centers

	Wholly-Owned Retail Properties		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2022	2021	2022	2021	2022	2021
No. of properties	12	12	—	2	12	14
GLA (square feet)	3,524	3,576	—	381	3,524	3,785
Economic occupancy	92.9%	92.3%	—%	93.1%	92.9%	92.3%
Leased occupancy	95.1%	93.9%	—%	93.1%	95.1%	93.9%
ABR PSF	$17.45	$17.10	$—	$16.85	$17.45	$17.08

Same Property Retail Portfolio Summary
Properties classified as same property were owned for the entirety of both periods presented ("Same Properties"). The following table summarizes the GLA, economic occupancy and ABR PSF of Same Properties included in our retail portfolio for the years ended December 31, 2022 and 2021.

	Wholly-Owned Retail Properties		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2022	2021	2022	2021	2022	2021
No. of properties	51	51	4	4	55	55
GLA (square feet)	7,859	7,860	1,125	1,125	8,477	8,479
Economic occupancy	94.6%	93.6%	90.2%	86.6%	94.3%	93.1%
Leased occupancy	96.2%	94.9%	93.6%	87.2%	96.1%	94.3%
ABR PSF	$19.44	$18.82	$16.22	$15.64	$19.22	$18.60
Leasing Activity, Pro Rata Combined Retail Portfolio
The following tables summarize the leasing activity for leases that were executed during the year ended December 31, 2022, compared with expiring or expired leases for the same or previous tenant for renewals and the same unit for new leases at the 62 properties in our Pro Rata Combined Retail Portfolio. These tables do not include rent deferral lease amendments executed as a result of the impact of the COVID-19 pandemic.
In our Pro Rata Combined Retail Portfolio, we had GLA totaling 1.63 million square feet expiring during the year ended December 31, 2022, of which 1.47 million square feet was re-leased. This achieved a retention rate of approximately 90.2%.

	No. of Leases Executed for the year ended Dec. 31, 2022	GLA SF (in thousands)	New Contractual Rent ($PSF)(b)	Prior Contractual Rent ($PSF)(b)	% Change over Prior Lease Rent (b)	Weighted Average Lease Term (Years)	Tenant Improvement Allowance ($PSF)	Lease Commissions ($PSF)
All tenants
Comparable Renewal Leases (a)	175	828	$20.91	$19.75	5.9%	5.5	$0.17	$—
Comparable New Leases (a)	21	142	$18.74	$14.53	29.0%	12.2	$23.69	$7.12
Non-Comparable Renewal and New Leases	72	343	$18.45	N/A	N/A	7.2	$26.14	$6.51
Total	268	1,313	$20.59	$18.99	8.4%	6.7	$9.50	$2.47

Anchor tenants (leases ten thousand square feet and over)
Comparable Renewal Leases (a)	20	511	$12.35	$11.67	5.8%	5.5	$0.10	$—
Comparable New Leases (a)	4	112	$13.87	$10.22	35.7%	13.3	$23.30	$5.31
Non-Comparable Renewal and New Leases	7	192	$9.00	N/A	N/A	6.3	$21.36	$2.90
Total	31	815	$12.62	$11.41	10.6%	6.8	$8.29	$1.41

Small shop tenants (leases under ten thousand square feet)
Comparable Renewal Leases (a)	155	317	$34.73	$32.78	5.9%	5.4	$0.28	$—
Comparable New Leases (a)	17	30	$36.79	$30.50	20.6%	8.3	$25.15	$13.86
Non-Comparable Renewal and New Leases	65	151	$30.42	N/A	N/A	8.5	$32.19	$11.07
Total	237	498	$34.91	$32.58	7.2%	6.5	$11.49	$4.21
(a)Comparable leases are leases that meet all of the following criteria: terms greater than or equal to one year, unit was vacant less than one year prior to executed lease, square footage of unit remains unchanged or within 10% of prior unit square footage, and has a rent structure consistent with the previous tenant.
(b)Non-comparable leases are not included in totals.

Results of Operations
Comparison of results for the years ended December 31, 2022 and 2021
We generate substantially all of our earnings from property operations. Since January 1, 2021, we have acquired seven retail properties and disposed of four retail properties.
The following table presents the changes in our income for the years ended December 31, 2022 and 2021.

	Year ended December 31,
	2022	2021	Increase (Decrease)
Income
Lease income, net	$232,980	$207,350	$25,630
Other property income	1,161	1,087	74
Other fee income	2,566	3,542	(976)
Total income	$236,707	$211,979	$24,728
Lease income, net increased $25.6 million as a result of increases from properties acquired of $18.4 million, decreases from properties disposed of $3.3 million, and the following activity related to our Same Properties:
•$6.7 million of increased minimum rent attributable to increased occupancy levels and rental rates and $1.8 million of rent abatements in 2021 related to the COVID-19 pandemic,
•$2.1 million of increased recoveries associated with common area maintenance, insurance, and real estate taxes, primarily attributable to tax refunds reflected in 2021 tenant charges,
•$1.1 million of increased amortization of market lease intangibles and straight-line rent adjustments,
•$1.0 million of increased percentage rent attributable to grocers experiencing heightened sales volumes, and was partially offset by:
•$2.2 million of net changes in credit losses and related reversals primarily attributable to lump sum rent collections from our cash basis tenants in 2021 pertaining to prior period rent charges.
Other fee income decreased $1.0 million primarily as a result of real estate sales within IAGM.

The following table presents the changes in our operating expenses for the years ended December 31, 2022 and 2021.

	Year ended December 31,
	2022	2021	Increase (Decrease)
Operating expenses
Depreciation and amortization	$94,952	$87,143	$7,809
Property operating	40,239	32,788	7,451
Real estate taxes	32,925	31,312	1,613
General and administrative	33,342	38,192	(4,850)
Direct listing costs	—	19,769	(19,769)
Total operating expenses	$201,458	$209,204	$(7,746)
Depreciation and amortization increased $7.8 million as a result of:
•$13.4 million of increases from properties acquired, and was partially offset by:
•$1.4 million of decreases from properties disposed, and
•$4.2 million of decreased in-place lease intangible amortization for our Same Properties.
Property operating expenses increased $7.5 million as a result of:
•$4.4 million of increased costs relating to repairs, maintenance, and landscaping for our Same Properties,
•$3.4 million of increases from properties acquired, and was partially offset by:
•$0.3 million of decreases from properties disposed.

Real estate taxes increased $1.6 million as a result of:
•$3.4 million of increased real estate taxes from properties acquired, and was partially offset by:
•$1.0 million of decreased real estate taxes from properties disposed, and
•$0.8 million of decreased real estate taxes for our Same Properties, primarily attributable to tax refunds.
General and administrative expenses decreased $4.9 million as a result of:
•$2.7 million of long-term incentive plan costs in 2021 related to the expected retirement of its former President and Chief Executive Officer and the appointment of certain executives in establishing a plan of succession,
•$1.2 million of decreased other compensation costs, and
•$1.0 million of decreased non-compensation costs.
During the year ended December 31, 2021, we recognized $19.8 million of expense relating to the direct listing of our common stock on the NYSE.
The following table presents the changes in our other income and expenses for the years ended December 31, 2022 and 2021.

	Year ended December 31,
	2022	2021	Change, net
Other income (expense)
Interest expense, net	$(26,777)	$(16,261)	$(10,516)
Loss on extinguishment of debt	(181)	(400)	219
Gain on sale of investment properties, net	38,249	1,522	36,727
Equity in earnings of unconsolidated entities	3,663	6,398	(2,735)
Other income and expense, net	2,030	606	1,424
Total other income (expense), net	$16,984	$(8,135)	$25,119
Interest expense, net
Interest expense, net, increased $10.5 million primarily as a result of:
•$5.0 million of increased interest expense generated from the private placement of our senior notes,
•$3.0 million of increased interest expense generated from the fluctuations in our line of credit balances and interest rates on our corporate credit facilities,
•$2.7 million of increased interest expense from the assumption of mortgages on Shops at Arbor Trails, Escarpment Village, and the Highlands of Flower Mound of $31.5 million, $26.0 million, and $22.9 million, respectively,
•$1.0 million of increased amortization of debt issuance costs, and was partially offset by:
•$1.2 million of decreased interest expense from the pay-off of mortgages on Pavilion at LaQuinta and University Oaks Shopping Center of $22.3 million, and $24.7 million, respectively.
Loss on extinguishment of debt
During the year ended December 31, 2022, we recognized an aggregate loss of $0.2 million on the extinguishment of total mortgages payable of $75.6 million on three retail properties. During the year ended December 31, 2021, we recognized a loss of $0.4 million in connection with amending our corporate debt facilities.
Gain on sale of investment properties, net
During the year ended December 31, 2022, we recognized a gain of $38.2 million on the sale of three retail properties. During the year ended December 31, 2021, we recognized a gain of $1.5 million on the sale of one retail property and the completion of partial condemnations at four retail properties.

Equity in earnings of unconsolidated entities
Equity in earnings of unconsolidated entities decreased $2.7 million primarily as a result of decreased earnings from property operations of $2.3 million and decreased gains on sales of properties of $1.3 million, which were partially offset by decreased interest expense of $0.9 million. The aforementioned amounts represent our proportionate share of the activity.
Other income and expense, net
Other income and expense, net increased $1.4 million primarily as a result of increased interest income earned on cash and cash equivalents.

Net Operating Income
We evaluate the performance of our retail properties based on NOI, which excludes general and administrative expenses, direct listing costs, depreciation and amortization, provision for asset impairment, other income and expense, net, gains (losses) from sales of properties, gains (losses) on extinguishment of debt, interest expense, net, equity in earnings (losses) from unconsolidated entities, lease termination income and expense, and GAAP rent adjustments such as straight-line rent adjustments, amortization of market lease intangibles, and amortization of lease incentives ("GAAP Rent Adjustments"). We bifurcate NOI into Same Property NOI and NOI from other investment properties based on whether the underlying retail properties meet our same property criteria.
We believe the supplemental non-GAAP financial measures of NOI, same property NOI, and NOI from other investment properties provide added comparability across periods when evaluating our financial condition and operating performance that is not readily apparent from "Operating income" or "Net income" in accordance with GAAP.
Comparison of Same Property results for the years ended December 31, 2022 and 2021
A total of 51 wholly-owned retail properties met our Same Property criteria for the years ended December 31, 2022 and 2021. The following table presents the reconciliation of net income or loss, the most directly comparable GAAP measure, to NOI, Same Property NOI, and Pro Rata Same Property NOI for the years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021	Change, net
Net income (loss)	$52,233	$(5,360)	$57,593
Adjustments to reconcile to non-GAAP metrics:
Other income and expense, net	(2,030)	(606)	(1,424)
Equity in earnings of unconsolidated entities	(3,663)	(6,398)	2,735
Interest expense, net	26,777	16,261	10,516
Loss on extinguishment of debt	181	400	(219)
Gain on sale of investment properties, net	(38,249)	(1,522)	(36,727)
Depreciation and amortization	94,952	87,143	7,809
General and administrative	33,342	38,192	(4,850)
Direct listing costs	—	19,769	(19,769)
Other fee income	(2,566)	(3,542)	976
Adjustments to NOI (a)	(9,743)	(7,528)	(2,215)
NOI	151,234	136,809	14,425
NOI from other investment properties	(18,042)	(9,368)	(8,674)
Same Property NOI	133,192	127,441	5,751
IAGM Same Property NOI at share	7,885	7,380	505
Pro Rata Same Property NOI	$141,077	$134,821	$6,256
(a)Adjustments to NOI include termination fee income and expense and GAAP Rent Adjustments.

Comparison of the components of Same Property NOI for the years ended December 31, 2022 and 2021

	Year ended December 31,		Change
	2022	2021		Variance
Lease income, net	$194,849	$185,502	$9,347	5.0%
Other property income	1,123	1,087	36	3.3%
	195,972	186,589	9,383	5.0%
Property operating expenses	35,085	30,681	4,404	14.4%
Real estate taxes	27,695	28,467	(772)	(2.7)%
	62,780	59,148	3,632	6.1%
Same Property NOI	$133,192	$127,441	$5,751	4.5%
Same Property NOI increased by $5.8 million, or 4.5%, when comparing the year ended December 31, 2022 to the same period in 2021, and was primarily a result of:
•$6.7 million of increased minimum rent attributable to increased occupancy levels and rental rates and $1.8 million of rent abatements in 2021 related to the COVID-19 pandemic,
•$1.0 million of increased percentage rent attributable to grocers experiencing heightened sales volumes,
•$1.1 million of decreased real estate tax expense, net of associated recoveries, primarily attributable to tax refunds, and was offset by:
•$2.2 million of net changes in credit losses and related reversals primarily attributable to lump sum rent collections from our cash basis tenants in 2021 pertaining to prior period rent charges,
•$1.4 million of increased operating expense, net of associated recoveries, primarily attributable to increased repairs, maintenance, and landscaping costs, and
•$1.2 million of increased non-recoverable operating expenses, primarily attributable to tenant lease negotiations.

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
Our adjustments to NAREIT FFO to arrive at Core FFO include removing the impact of (i) amortization of debt discounts and financing costs, (ii) amortization of market-lease intangibles and inducements, net, (iii) depreciation and amortization of corporate assets, (iv) straight-line rent adjustments, (v) gains (or losses) resulting from debt extinguishments (vi) other non-operating revenue and expense items which, in our judgement, are not pertinent to measuring on-going operating performance, (vii) adjustments for IAGM to reflect our share of the ventures' Core FFO on the same basis. Our calculation of Core FFO Applicable to Common Shares and Dilutive Securities does not consider any capital expenditures.
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

NAREIT FFO Applicable to Common Shares and Dilutive Securities and Core FFO Applicable to Common Shares and Dilutive Securities is calculated as follows:

	Year ended December 31,
	2022	2021
Net income (loss)	$52,233	$(5,360)
Depreciation and amortization related to investment properties	94,142	86,257
Gain on sale of investment properties, net	(38,249)	(1,522)
Unconsolidated joint venture adjusting items, net (a)	3,850	4,713
NAREIT FFO Applicable to Common Shares and Dilutive Securities	111,976	84,088
Amortization of market-lease intangibles and inducements, net	(5,589)	(4,318)
Straight-line rent adjustments, net	(3,815)	(2,805)
Direct listing costs	—	19,769
Adjusting items, net (b)	2,798	2,201
Unconsolidated joint venture adjusting items, net (c)	582	672
Core FFO Applicable to Common Shares and Dilutive Securities	$105,952	$99,607

Weighted average common shares outstanding - basic	67,406,233	71,072,933
Dilutive effect of unvested restricted shares (d)	119,702	—
Weighted average common shares outstanding - diluted	67,525,935	71,072,933

Net income (loss) per common share	$0.77	$(0.08)
Per share adjustments for NAREIT FFO Applicable to Common Shares and Dilutive Securities	0.89	1.26
NAREIT FFO Applicable to Common Shares and Dilutive Securities per share	$1.66	$1.18
Per share adjustments for Core FFO Applicable to Common Shares and Dilutive Securities	(0.09)	0.22
Core FFO Applicable to Common Shares and Dilutive Securities per share	$1.57	$1.40
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
(c)Represents our share of amortization of market lease intangibles and lease inducements, net, straight-line rent adjustments, net and adjusting items, net related to IAGM.
(d)For purposes of calculating non-GAAP per share metrics, the same denominator is used as that which would be used in calculating diluted earnings per share in accordance with GAAP. For the year ended December 31, 2021, unvested restricted shares were antidilutive and therefore excluded from the denominator in the diluted earnings per share calculation in accordance with GAAP.

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

Liquidity and Capital Resources
Development, Re-development, Capital Expenditures and Leasing Activities
The following table summarizes capital resources used through development and re-development, capital expenditures, and leasing activities at our retail properties owned during the year ended December 31, 2022. These costs are classified as cash used in capital expenditures and tenant improvements and investment in development and re-development projects on the consolidated statements of cash flows during the year ended December 31, 2022.

	Development and Re-development		Capital Expenditures	Leasing		Total
Direct costs	$8,374	(a)	$10,771	$7,185	(c)	$26,330
Indirect costs	1,087	(b)	1,464	—		2,551
Total	$9,461		$12,235	$7,185		$28,881
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
Any future determination to pay distributions will be at the discretion of our Board and will depend on our financial condition, capital requirements, restrictions contained in current or future financing instruments, and such other factors as our Board deems relevant. In November 2022, our Board approved an increase to our annual distribution rate effective for the quarterly distribution paid in April 2023.
Our primary sources and uses of capital are as follows:

Sources	Uses
•Operating cash flows from our real estate investments;
•Distributions from our joint venture investment;
•Proceeds from sales of properties;
•Proceeds from mortgage loan borrowings on properties;
•Proceeds from corporate borrowings and debt financings;
•Proceeds from any ATM Program activities; and
•Proceeds from our Series A and Series B Notes offering.

•To invest in properties or fund acquisitions;
•To fund development, re-development, maintenance and capital expenditures or leasing incentives;
•To make distributions to our stockholders;
•To service or pay down our debt;
•To pay our operating expenses;
•To repurchase shares of our common stock; and
•To fund other general corporate uses.

We believe our listing on the NYSE will facilitate supplementing these sources by selling equity securities of the Company if and when we believe appropriate to do so. Also, from time to time, we may seek to acquire additional amounts of our outstanding common stock through cash purchases or exchanges for other securities. Such purchases or exchanges, if any, will depend on our liquidity requirements, contractual restrictions, and other factors.

In the first quarter of 2022, we entered into an ATM Program pursuant to which we may sell shares of our common stock up to an aggregate purchase price of $250.0 million. As of December 31, 2022, the Company has not sold any common stock under the ATM Program.
In the second quarter of 2022, we received an inaugural investment-grade credit rating from Fitch Ratings, Inc. of BBB-.
On August 11, 2022, the Company issued $250.0 million aggregate principal amount of senior notes in a private placement, of which (i) $150.0 million are designated as 5.07% Senior Notes, Series A, due August 11, 2029 (the "Series A Notes") and (ii) $100.0 million are designated as 5.20% Senior Notes, Series B, due August 11, 2032 (the "Series B Notes" and, together with the Series A Notes, the "Notes") pursuant to the Note Purchase Agreement. The Notes were issued at par in accordance with the Note Purchase Agreement and pay interest semiannually on February 11th and August 11th until their respective maturities.
Off Balance Sheet Arrangements
The Company does not have off balance sheet arrangements other than its joint venture, IAGM, as disclosed in "Part IV. Item 8. Note 6. Investment in Unconsolidated Entities."
Summary of Cash Flows

	Year ended December 31,		Change
	2022	2021
Cash provided by operating activities	$125,795	$89,956	$35,839
Cash used in investing activities	(144,461)	(64,701)	(79,760)
Cash provided by (used in) financing activities	111,574	(204,171)	315,745
Decrease in cash, cash equivalents and restricted cash	92,908	(178,916)	271,824
Cash, cash equivalents and restricted cash at beginning of year	44,854	223,770	(178,916)
Cash, cash equivalents and restricted cash at end of year	$137,762	$44,854	$92,908
Cash provided by operating activities of $125.8 million and $90.0 million for the years ended December 31, 2022 and 2021, respectively, was generated primarily from income from property operations and operating distributions from IAGM. Cash provided by operating activities increased $35.8 million when comparing 2022 to 2021, primarily as a result of direct listing costs of $19.8 million in 2021, increased operating distributions from IAGM, general fluctuations in working capital, and acquisition activity in excess of disposition activity. Since January 1, 2021, we have acquired seven retail properties and disposed of four retail properties.
Cash used in investing activities of $144.5 million for the year ended December 31, 2022, was primarily the result of:
•$235.0 million for acquisitions of investment properties,
•$33.2 million for capital investments and leasing costs,
•$1.2 million for other investing cash outflows, and was partially offset by:
•$77.5 million from net proceeds received from the sale of investment properties, and
•$47.4 million from distributions from unconsolidated entities.
Cash used in investing activities of $64.7 million for the year ended December 31, 2021, was primarily the result of:
•$53.1 million for acquisitions of investment properties,
•$25.0 million for capital investments and leasing costs,
•$1.4 million for other investing cash outflows, and was partially offset by:
•$14.8 million from net proceeds received from the sale of investment properties.

Cash provided by financing activities of $111.6 million for the year ended December 31, 2022, was primarily the result of:
•$250.0 million from our issuance of senior notes, and
•$112.0 million drawn from our line of credit, which were partially offset by:
•$143.0 million repaid on our line of credit,
•$50.5 million for pay-offs of debt, principal payments of mortgage debt, and payment of loan fees and other deposits, and other financing activities,
•$55.3 million to pay distributions, and
•$1.6 million for the payment of tax withholdings for share-based compensation.
Cash used in financing activities of $204.2 million for the year ended December 31, 2021, was primarily the result of:
•$457.8 million for pay-offs of debt, debt prepayment penalties, principal payments of mortgage debt, payment of loan fees and other deposits, and other financing activities,
•$16.7 million for the repurchase of common stock under our share repurchase plan,
•$103.3 million for the repurchase of common stock through a tender offer,
•$55.6 million to pay distributions,
•$1.8 million for the payment of tax withholdings for share-based compensation, which were partially offset by:
•$431.0 million from proceeds received under our unsecured credit agreements.
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
Acquisitions and Dispositions of Real Estate Investments
In 2022, we acquired six retail properties and an outparcel adjacent to an existing retail property for an aggregate gross acquisition price of $319.1 million. In 2021, we acquired one retail property and an outparcel adjacent to an existing retail property for an aggregate gross acquisition price of $54.7 million.
In 2022, we disposed of three retail properties for an aggregate gross disposition price of $110.5 million. In 2021, we disposed of one retail property and completed partial condemnations at four retail properties for an aggregate gross disposition price of $15.0 million.
Distributions
During the year ended December 31, 2022, we declared cash distributions to our stockholders totaling $55.3 million and paid cash distributions of $55.3 million.
As we execute on our retail strategy, the Board evaluated and expects to continue to evaluate our distribution rate on a periodic basis. See "Part I. Item 1. Business - Current Strategy and Outlook" for more information regarding our retail strategy. The following table presents a historical summary of distributions declared, paid and reinvested.

	Year ended December 31,
	2022	2021	2020	2019	2018
Distributions declared	$55,337	$55,721	$54,604	$53,473	$53,782
Distributions paid	$55,302	$55,561	$54,214	$53,250	$54,194
Distributions reinvested	$—	$—	$185	$50	$—

Borrowings
Mortgages Payable, Maturities
The following table reflects the scheduled maturities of the Company's mortgages payable as of December 31, 2022, for each of the next five years and thereafter.

Scheduled maturities by year:	As of December 31, 2022
2023	$13,732
2024	15,700
2025	22,880
2026	—
2027	26,000
Thereafter	31,500
Total mortgages payable	$109,812

Credit Agreements, Maturities
The following table reflects the Company's outstanding borrowings under its unsecured term loans as of December 31, 2022.

	Principal Balance	Interest Rate	Maturity Date
$200.0 million 5 year - swapped to fixed rate	$100,000	2.71% (a)	September 22, 2026
$200.0 million 5 year - swapped to fixed rate	100,000	2.72% (a)	September 22, 2026
$200.0 million 5.5 year - swapped to fixed rate	50,000	2.77% (a)	March 22, 2027
$200.0 million 5.5 year - swapped to fixed rate	50,000	2.76% (a)	March 22, 2027
$200.0 million 5.5 year - variable rate	100,000	1M SOFR + 1.30% (b)	March 22, 2027
Total unsecured term loans	$400,000
(a)Interest rates reflect the fixed rates achieved through the Company's interest rate swaps.
(b)As of December 31, 2022, 1-Month Term SOFR was 4.3581%.

Senior Notes, Maturities
The following table summarizes the Company's outstanding borrowings under its Senior Notes as of December 31, 2022.

	Principal Balance	Fixed Interest Rate	Maturity Date
$150.0 million Series A	$150,000	5.07%	August 11, 2029
$100.0 million Series B	100,000	5.20%	August 11, 2032
	$250,000

Contractual Obligations
We have obligations related to our mortgage loans, senior notes, term loans, and revolving credit facility as described in "Note 8. Debt" in the consolidated financial statements. The unconsolidated joint venture in which we have an investment has third party mortgage debt of $92.5 million at December 31, 2022, as described in "Note 6. Investment in Unconsolidated Entities" in the consolidated financial statements. It is anticipated that our unconsolidated entity will be able to repay or refinance all of its debt on a timely basis.
The following table presents, on a consolidated basis, our obligations to make future payments under debt and lease agreements. It excludes debt payable by our unconsolidated joint venture and debt discounts that are not future cash obligations as of December 31, 2022.

	Payments due by year ending December 31,
	2023	2024	2025	2026	2027	Thereafter	Total
Long term debt:
Fixed rate debt, principal (a)	$13,732	$15,700	$22,880	$200,000	$126,000	$281,500	$659,812
Variable rate debt, principal	—	—	—	—	100,000	—	100,000
Interest	31,277	30,156	29,036	26,606	16,227	38,732	172,034
Total long term debt	45,009	45,856	51,916	226,606	242,227	320,232	931,846
Operating leases (b)	565	628	511	517	529	1,308	4,058
Grand total	$45,574	$46,484	$52,427	$227,123	$242,756	$321,540	$935,904
(a)Includes $200.0 million of variable-rate unsecured term loans that have been swapped to a fixed rate until September 22, 2026, and $100.0 million of variable-rate unsecured term loans that have been swapped to a fixed rate until March 22, 2027.
(b)Includes leases on corporate office spaces.

Inflation
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
Interest Rate Risk
Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. As of December 31, 2022, our debt included outstanding variable-rate term loans of $400.0 million, of which $300.0 million has been swapped to a fixed rate. If market rates of interest on all variable-rate debt as of December 31, 2022, permanently increased or decreased by 1%, the annual increase or decrease in interest expense on the variable-rate debt and decrease or increase in future earnings and cash flows would be approximately $1.0 million.
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
The Company is party to four effective interest rate swap agreements and four interest rate forward swap agreements, which address the periods between the maturity dates of the effective swaps and the maturity dates of the Amended Term Loan Agreement. In tandem, the interest rate swaps achieve fixed interest rates for a constant notional amount through the maturity dates of the Amended Term Loan Agreement.
On December 15, 2022, the Company and IAGM transitioned all interest rate swaps from 1-Month LIBOR to 1-Month Term SOFR. The Company's and IAGM's hedging instruments continue to qualify for cash flow hedge accounting through application of expedients provided by ASU 2020-04, Reference Rate Reform.
The following table summarizes the Company's four effective and four forward interest rate swaps as of December 31, 2022:

Interest Rate Swap	Effective Date	Termination Date	InvenTrust Receives Variable Rate of	InvenTrust Pays Fixed Rate of	Fixed Rate Achieved	Notional Amount	Fair Value as of December 31, 2022

5 year, fixed portion	Dec 2, 2019	Dec 21, 2023	1-Month SOFR	1.41%	2.71%	$100,000	$3,222
5 year, fixed portion	Dec 2, 2019	Dec 21, 2023	1-Month SOFR	1.42%	2.72%	100,000	3,238
5.5 year, fixed portion	Dec 2, 2019	Jun 21, 2024	1-Month SOFR	1.47%	2.77%	50,000	2,275
5.5 year, fixed portion	Dec 2, 2019	Jun 21, 2024	1-Month SOFR	1.46%	2.76%	50,000	2,281
						$300,000	$11,016

5 year, fixed portion	Dec 21, 2023	Sep 22, 2026	1-Month SOFR	1.51%	2.81%	$100,000	$4,924
5 year, fixed portion	Dec 21, 2023	Sep 22, 2026	1-Month SOFR	1.51%	2.81%	100,000	4,949
5.5 year, fixed portion	Jun 21, 2024	Mar 22, 2027	1-Month SOFR	1.48%	2.78%	50,000	2,196
5.5 year, fixed portion	Jun 21, 2024	Mar 22, 2027	1-Month SOFR	1.54%	2.84%	50,000	2,116
						$300,000	$14,185

The following table summarizes the Company's four effective and four forward interest rate swaps as of December 31, 2021:

Interest Rate Swap	Effective Date	Termination Date	InvenTrust Receives Variable Rate of	InvenTrust Pays Fixed Rate of	Fixed Rate Achieved	Notional Amount	Fair Value as of December 31, 2021

5 year, fixed portion	Dec 2, 2019	Dec 21, 2023	1-Month LIBOR	1.48%	2.68%	$100,000	$(1,304)
5 year, fixed portion	Dec 2, 2019	Dec 21, 2023	1-Month LIBOR	1.48%	2.68%	100,000	(1,304)
5.5 year, fixed portion	Dec 2, 2019	Jun 21, 2024	1-Month LIBOR	1.49%	2.69%	50,000	(674)
5.5 year, fixed portion	Dec 2, 2019	Jun 21, 2024	1-Month LIBOR	1.50%	2.70%	50,000	(684)
						$300,000	$(3,966)

5 year, fixed portion	Dec 21, 2023	Sep 22, 2026	1-Month SOFR	1.58%	2.78%	$100,000	$(230)
5 year, fixed portion	Dec 21, 2023	Sep 22, 2026	1-Month SOFR	1.57%	2.77%	100,000	(212)
5.5 year, fixed portion	Jun 21, 2024	Mar 22, 2027	1-Month SOFR	1.58%	2.78%	50,000	(87)
5.5 year, fixed portion	Jun 21, 2024	Mar 22, 2027	1-Month SOFR	1.60%	2.80%	50,000	(118)
						$300,000	$(647)

The following table summarizes IAGM's effective interest rate swaps as of December 31, 2022:

Interest Rate Swap	Effective Date	Termination Date	IAGM Receives Variable Rate of	IAGM Pays Fixed Rate of	Fixed Rate Achieved	Notional Amount	Fair Value as of December 31, 2022

Secured term loan	Apr 1, 2020	Nov 2, 2023	1-Month SOFR	0.35%	2.00%	$45,000	$1,655
Secured term loan	Apr 1, 2020	Nov 2, 2023	1-Month SOFR	0.32%	1.97%	30,000	$1,109
						$75,000	$2,764
The following table summarizes IAGM's effective interest rate swaps as of December 31, 2021:

Interest Rate Swap	Effective Date	Termination Date	IAGM Receives Variable Rate of	IAGM Pays Fixed Rate of	Fixed Rate Achieved	Notional Amount	Fair Value as of December 31, 2021

Secured term loan	Apr 1, 2020	Nov 2, 2023	1-Month LIBOR	0.43%	1.98%	$45,000	$310
Secured term loan	Apr 1, 2020	Nov 2, 2023	1-Month LIBOR	0.41%	1.96%	30,000	$220
						$75,000	$530
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act, our management, including our Principal Executive Officer and our Principal Financial Officer evaluated as of December 31, 2022, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2022, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Principal Executive Officer and our Principal Financial Officer as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated as of December 31, 2022, the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2022.
Independent Registered Public Accounting Firm’s Report on Internal Control Over Financial Reporting
KPMG LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein on page F-4, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this Item is incorporated by reference to the information set forth in our definitive Proxy Statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2022 in connection with our 2023 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 11. Executive Compensation
The information called for by this Item is incorporated by reference to the information set forth in our definitive Proxy Statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2022 in connection with our 2023 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item is incorporated by reference to the information set forth in our definitive Proxy Statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2022 in connection with our 2023 Annual Meeting of Stockholders, and is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information regarding our equity compensation plans as of December 31, 2022.

	I	II
Equity compensation plans not approved by security holders:	Number of Shares Issuable Upon Vesting of Outstanding RSU Awards (a)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column I) (b)
Incentive Award Plan (c)	835,478	1,060,241
a.Represents restricted share unit ("RSU") awards outstanding under the Incentive Award Plan as of December 31, 2022.
b.Includes shares of common stock available for future grants under the Incentive Award Plan as of December 31, 2022.
c.The weighted average grant date price per share of common stock underlying the unvested restricted stock units based on total outstanding restricted stock units as of December 31, 2022 was $23.35 .
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item is incorporated by reference to the information set forth in our definitive Proxy Statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2022 in connection with our 2023 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information called for by this Item is incorporated by reference to the information set forth in our definitive Proxy Statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2022 in connection with our 2023 Annual Meeting of Stockholders, and is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this Annual Report

EXHIBIT NO.	DESCRIPTION
2.1	Master Modification Agreement, dated as of March 12, 2014, by and among Inland American Real Estate Trust, Inc., Inland American Business Manager & Advisor, Inc., Inland American Lodging Corporation, Inland American Holdco Management LLC, Inland American Retail Management LLC, Inland American Office Management LLC, Inland American Industrial Management LLC and Eagle I Financial Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on March 13, 2014)
2.2	Asset Acquisition Agreement, dated as of March 12, 2014, by and among Inland American Real Estate Trust, Inc., Inland American Holdco Management LLC, Inland American Retail Management LLC, Inland American Office Management LLC, Inland American Industrial Management LLC and Eagle I Financial Corp. (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on March 13, 2014)
2.3	Separation and Distribution Agreement by and between Inland American Real Estate Trust, Inc. and Xenia Hotels & Resorts, Inc., dated as of January 20, 2015 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on January 23, 2015)
2.4	Separation and Distribution Agreement by and between InvenTrust Properties Corp. and Highlands REIT, Inc., dated as of April 14, 2016 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on April 14, 2016)
2.5	Stock Purchase Agreement by and among InvenTrust Properties Corp., University House Communities Group, Inc. and UHC Acquisition Sub LLC, dated as of January 3, 2016 (incorporated by reference to Exhibit 2.1 to the Registrant's Form 10-Q, as filed by the Registrant on May 10, 2016)
2.6	Amendment No. 1 to Stock Purchase Agreement, dated as of May 30, 2016, by and among InvenTrust Properties Corp., University House Communities Group, Inc. and UHC Acquisition Sub LLC (incorporated by reference to Exhibit 2.2 to the Registrant's Form 8-K, as filed by the Registrant on June 27, 2016)
2.7	Amendment No. 2 to Stock Purchase Agreement, dated as of June 20, 2016, by and among InvenTrust Properties Corp., University House Communities Group, Inc. and UHC Acquisition Sub LLC (incorporated by reference to Exhibit 2.3 to the Registrant's Form 8-K, as filed by the Registrant on June 27, 2016)
3.1	Seventh Articles of Amendment and Restatement of InvenTrust Properties Corp., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on May 14, 2015)
3.2	Articles of Amendment of InvenTrust Properties Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on August 5, 2021)
3.3	Articles of Amendment of InvenTrust Properties Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on August 5, 2021)
3.4	Articles Supplementary of InvenTrust Properties Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on October 12, 2021)
3.5	Articles of Amendment of InvenTrust Properties Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on April 28, 2022)
3.6	Third Amended and Restated Bylaws of the Company, dated as of October 12, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on October 12, 2021)

EXHIBIT NO.	DESCRIPTION
4.1	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the SEC on July 31, 2007 (file number 333-139504))
4.2	Third Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix A to the prospectus dated November 1, 2019 included in Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (No. 333-172862) filed November 1, 2019)
4.3*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	Amended and Restated Master Management Agreement, dated as of March 12, 2014, by and between Inland American Real Estate Trust, Inc. and Inland American Retail Management LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 13, 2014)
10.2	Amended and Restated Master Management Agreement, dated as of March 12, 2014, by and between Inland American Real Estate Trust, Inc. and Inland American Office Management LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 13, 2014)
10.3	Amended and Restated Master Management Agreement, dated as of March 12, 2014, by and between Inland American Real Estate Trust, Inc. and Inland American Industrial Management LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 13, 2014)
10.4	Articles of Association of Oak Real Estate Association by and among Inland Real Estate Corporation, Inland Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc. and Inland American Real Estate Trust, Inc., dated September 29, 2006 (incorporated by reference to Exhibit 10.139 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on November 7, 2006)
10.5	Operating Agreement of Oak Property and Casualty L.L.C. by and among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc. and Inland American Real Estate Trust, Inc, dated September 29, 2006 (incorporated by reference to Exhibit 10.140 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on November 7, 2006)
10.6	Oak Property and Casualty L.L.C. Membership Participation Agreement by and among Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland American Real Estate Trust, Inc., and Oak Property and Casualty L.L.C. dated September 29, 2006 (incorporated by reference to Exhibit 10.141 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on November 7, 2006)
10.7	Indemnity Agreement, dated as of August 8, 2014, by and between Inland American Real Estate Trust, Inc., and Xenia Hotels & Resorts, Inc., and Inland American Lodging Group, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on August 14, 2014)
10.8.1^	Separation and Consulting Agreement, dated as of September 6, 2017, between InvenTrust Properties Corp. and David F. Collins (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 7, 2017)
10.8.2^	First Amendment to Separation and Consulting Agreement, dated as of December 8, 2017, between InvenTrust Properties Corp. and David F. Collins (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on December 11, 2017)
10.8.3^	Second Amendment to Separation and Consulting Agreement, dated as of October 5, 2018, between InvenTrust Properties Corp. and David F. Collins (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on October 9, 2018)
10.9^	Employment Offer Letter, dated as of May 10, 2018, by and between InvenTrust Properties Corp. and Ivy Greaner
10.10^	Severance Agreement and General Release, dated as of August 27, 2018, by and between Michael E. Podboy and InvenTrust Properties Corp. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on August 27, 2018)
10.11^	Employment Offer Letter, dated as of June 20, 2019, by and between InvenTrust Properties Corp. and Daniel J. Busch (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q as filed by the Registrant on August 8, 2019)
10.12	Asset Purchase Agreement, dated as of September 17, 2014, by and among Inland American Real Estate Trust, Inc., IHP I Owner JV, LLC, IHP West Homestead (PA) Owner LLC and Northstar Realty Finance Corp. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 22, 2014)
10.13.1^	InvenTrust Properties Corp. 2015 Incentive Award Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement, as filed by the Registrant with the SEC on June 19, 2015)
10.13.2^	First Amendment to InvenTrust Properties Corp. 2015 Incentive Award Plan, dated May 6, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 15, 2016)
10.14^	Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 10, 2017)
10.15^	Form of Director Restricted Stock Unit Agreement for 2016 Pro Rata Awards (incorporated by reference to Exhibit 10.10.3 to the Registrant's Form 10-K, as filed by the Registrant with the SEC on March 17, 2017)
10.16^	Form of Director Restricted Stock Unit Agreement for 2017 Annual Pro Rata Awards (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 10, 2017)
10.17^	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 10, 2017)
10.18*	InvenTrust Properties Corp. Director Compensation Program, effective as of May 5, 2022
10.19^	InvenTrust Properties Corp. Executive Severance and Change of Control Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant on July 13, 2018)

EXHIBIT NO.	DESCRIPTION
10.20^	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on May 14, 2019)
10.21^	Form of Performance-Based Restricted Stock Unit Award Agreement (2022) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on February 25, 2022)
10.22	First Amendment to Indemnity Agreement by and among Inland American Real Estate Trust, Inc. and Xenia Hotels & Resorts, Inc., dated as of February 3, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on February 9, 2015)
10.23.1	Amended and Restated Term Loan Credit Agreement dated as of December 21, 2018, among InvenTrust Properties Corp., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A and U.S. Bank National Association, as tranche A-1 Co-Syndication Agents, PNC Bank, National Association and U.S. Bank National Association, as tranche A-2 Co-Syndication Agents, BMO Harris Bank, N.A. and Fifth Third Bank, as tranche A-1 Co-Documentation Agents, KeyBank National Association, as tranche A-2 Documentation Agent, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on December 31, 2018)
10.23.2
First Amendment, dated as of September 22, 2021, to Amended and Restated Term Loan Credit Agreement, among InvenTrust Properties Corp., Wells Fargo Bank, National Association and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 22, 2021)

10.24.1	Second Amended and Restated Credit Agreement dated as of December 21, 2018, among InvenTrust Properties Corp., as borrower, KeyBank National Association, as Administrative Agent, KeyBanc Capital Markets Inc. and Wells Fargo Securities, LLC, as Joint Book Managers, KeyBanc Capital Markets Inc., Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., Bank of America, N.A., PNC Bank, National Association, and BMO Harris Bank, N.A., as Joint Lead Arrangers, Wells Fargo Bank, National Association, and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Bank of America, N.A., PNC Bank, National Association, and BMO Harris Bank, N.A., as Co-Documentation Agents, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on December 31, 2018)
10.24.2
First Amendment, dated as of September 22, 2021, to Second Amended and Restated Credit Agreement, among InvenTrust Properties Corp., KeyBank, National Association and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K, as filed by the Registrant with the SEC on September 22, 2021)

10.25^	Form of Director Restricted Stock Unit Agreement for Annual Awards (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 7, 2020)
10.26^
Separation and Consulting Agreement, by and between InvenTrust Properties Corp. and Thomas McGuinness, dated as of February 18, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on February 23, 2021)

10.27
Third Amended and Restated Share Repurchase Program (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on April 12, 2021)

10.28^	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on November 9, 2017)
10.29	Note Purchase Agreement, dated June 3, 2022, by and among InvenTrust Properties Corp. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on June 3, 2022)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of KPMG LLP
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Annual Report for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 15, 2022, is formatted in Extensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed as part of this Annual Report
**	This certification is deemed furnished, and not filed, with the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
^	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INVENTRUST PROPERTIES CORP.

By:	/s/ Daniel J. Busch
Name:	Daniel J. Busch
President and Chief Executive Officer
Date:	February 21, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Daniel J. Busch	President, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2023
Name:	Daniel J. Busch

By:	/s/ Michael Phillips	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 21, 2023
Name:	Michael Phillips

By:	/s/ David Bryson	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 21, 2023
Name:	David Bryson

By:	/s/ Stuart Aitken	Director	February 21, 2023
Name:	Stuart Aitken

By:	/s/ Amanda Black	Director	February 21, 2023
Name:	Amanda Black

By:	/s/ Thomas F. Glavin	Director	February 21, 2023
Name:	Thomas F. Glavin

By:	/s/ Scott A. Nelson	Director	February 21, 2023
Name:	Scott A. Nelson

By:	/s/ Paula J. Saban	Director	February 21, 2023
Name:	Paula J. Saban

By:	/s/ Smita N. Shah	Director	February 21, 2023
Name:	Smita N. Shah

By:	/s/ Michael A. Stein	Director	February 21, 2023
Name:	Michael A. Stein

By:	/s/ Julian E. Whitehurst	Director	February 21, 2023
Name:	Julian E. Whitehurst

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of InvenTrust Properties Corp. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2023 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Expected hold period of investment properties
As discussed in Note 2 to the consolidated financial statements, the Company assesses the carrying values of its investment properties (including any related intangible assets or liabilities) on an individual basis when events or changes in circumstances, including changes in the expected holding period, indicate their carrying value may not be fully recoverable. If it is determined that the carrying value of the investment property is not recoverable because the expected undiscounted cash flows do not exceed that carrying value of the property, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value. Net investment properties as of December 31, 2022 was $2,092 million, or 84.6% of total assets.

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
•Inspecting meeting minutes of the board of directors and the management investment committee to evaluate the likelihood that an investment property will be sold before the end of its expected hold period.
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
February 21, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
InvenTrust Properties Corp.:
Opinion on Internal Control Over Financial Reporting
We have audited InvenTrust Properties Corp. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 21, 2023 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Chicago, Illinois
February 21, 2023

INVENTRUST PROPERTIES CORP.
Consolidated Balance Sheets
(in thousands, except share amounts)

	As of December 31,
	2022	2021
Assets
Investment properties
Land	$650,764	$598,936
Building and other improvements	1,825,893	1,664,525
Construction in progress	5,005	9,642
Total	2,481,662	2,273,103
Less accumulated depreciation	(389,361)	(350,256)
Net investment properties	2,092,301	1,922,847
Cash, cash equivalents and restricted cash	137,762	44,854
Investment in unconsolidated entities	56,131	107,944
Intangible assets, net	101,167	81,026
Accounts and rents receivable	34,528	30,059
Deferred costs and other assets, net	51,145	25,685
Total assets	$2,473,034	$2,212,415

Liabilities
Debt, net	$754,551	$533,082
Accounts payable and accrued expenses	42,792	36,208
Distributions payable	13,837	13,802
Intangible liabilities, net	29,658	28,995
Other liabilities	28,287	28,776
Total liabilities	869,125	640,863
Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 40,000,000 shares authorized, none outstanding.	—	—
Common stock, $0.001 par value, 146,000,000 shares authorized, 67,472,553 shares issued and outstanding as of December 31, 2022 and 67,344,374 shares issued and outstanding as of December 31, 2021	67	67
Additional paid-in capital	5,456,968	5,452,550
Distributions in excess of accumulated net income	(3,879,847)	(3,876,743)
Accumulated comprehensive income (loss)	26,721	(4,322)
Total stockholders' equity	1,603,909	1,571,552
Total liabilities and stockholders' equity	$2,473,034	$2,212,415
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share amounts)

	Year Ended December 31
	2022	2021	2020
Income
Lease income, net	$232,980	$207,350	$192,957
Other property income	1,161	1,087	1,229
Other fee income	2,566	3,542	3,647
Total income	236,707	211,979	197,833

Operating expenses
Depreciation and amortization	94,952	87,143	87,755
Property operating	40,239	32,788	27,909
Real estate taxes	32,925	31,312	30,845
General and administrative	33,342	38,192	33,141
Direct listing costs	—	19,769	—
Total operating expenses	201,458	209,204	179,650

Other income (expense)
Interest expense, net	(26,777)	(16,261)	(18,749)
Loss on extinguishment of debt	(181)	(400)	(2,543)
Provision for asset impairment	—	—	(9,002)
Gain on sale of investment properties, net	38,249	1,522	1,752
Equity in earnings (losses) of unconsolidated entities	3,663	6,398	(3,141)
Other income and expense, net	2,030	606	3,326
Total other income (expense), net	16,984	(8,135)	(28,357)

Net income (loss)	$52,233	$(5,360)	$(10,174)

Weighted-average common shares outstanding, basic	67,406,233	71,072,933	72,040,623
Weighted-average common shares outstanding, diluted	67,525,935	71,072,933	72,040,623

Net income (loss) per common share - basic	$0.77	$(0.08)	$(0.14)
Net income (loss) per common share - diluted	$0.77	$(0.08)	$(0.14)

Distributions declared per common share outstanding	$0.82	$0.78	$0.76
Distributions paid per common share outstanding	$0.82	$0.78	$0.75

Comprehensive income (loss)
Net income (loss)	$52,233	$(5,360)	$(10,174)
Unrealized gain (loss) on derivatives	32,052	3,795	(16,199)
Reclassification (to) from net income (loss)	(1,009)	4,332	2,693
Comprehensive income (loss)	$83,276	$2,767	$(23,680)
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Equity
(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income (Loss)	Total
Beginning balance, January 1, 2020	72,133,163	$72	$5,569,356	$(3,750,884)	$1,057	$1,819,601
Net loss	—	—	—	(10,174)	—	(10,174)
Unrealized loss on derivatives	—	—	—	—	(16,199)	(16,199)
Reclassification to interest expense, net	—	—	—	—	2,634	2,634
Reclassification to equity in losses of unconsolidated entities	—	—	—	—	59	59
Distributions declared	—	—	—	(54,604)	—	(54,604)
Stock-based compensation, net	71,199		2,840	—	—	2,840
Repurchase of common stock under share repurchase plan	(213,612)	—	(5,201)	—	—	(5,201)
Common stock issuance costs in excess of proceeds from distribution reinvestment plan	7,904	—	(93)	—	—	(93)
Ending balance, December 31, 2020	71,998,654	72	5,566,902	(3,815,662)	(12,449)	1,738,863
Net loss	—	—	—	(5,360)	—	(5,360)
Unrealized gain on derivatives	—	—	—	—	3,795	3,795
Reclassification to interest expense, net	—	—	—	—	4,198	4,198
Reclassification to equity in earnings of unconsolidated entities	—	—	—	—	134	134
Distributions declared	—	—	—	(55,721)	—	(55,721)
Stock-based compensation, net	101,363	6	5,653	—	—	5,659
Repurchase of common stock under share repurchase plan	(755,643)	(7)	(16,678)	—	—	(16,685)
Repurchase of common stock through tender offer	(4,000,000)	(4)	(103,327)	—	—	(103,331)
Ending balance, December 31, 2021	67,344,374	67	5,452,550	(3,876,743)	(4,322)	1,571,552
Net income	—	—	—	52,233	—	52,233
Unrealized gain on derivatives	—	—	—	—	32,052	32,052
Reclassification from interest expense, net	—	—	—	—	(405)	(405)
Reclassification from equity in earnings of unconsolidated entities	—	—	—	—	(604)	(604)
Distributions declared	—	—	—	(55,337)	—	(55,337)
Stock-based compensation, net	128,179	—	4,418	—	—	4,418
Ending balance, December 31, 2022	67,472,553	$67	$5,456,968	$(3,879,847)	$26,721	$1,603,909
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$52,233	$(5,360)	$(10,174)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	94,952	87,143	87,755
Amortization of market-lease intangibles and inducements, net	(5,589)	(4,318)	(7,060)
Amortization of debt discounts and financing costs	2,816	1,816	1,826
Straight-line rent adjustment, net	(2,645)	(3,272)	(2,590)
Provision for asset impairment	—	—	9,002
(Reversal of) provision for estimated credit losses	(1,437)	2,271	11,119
Gain on sale of investment properties, net	(38,249)	(1,522)	(1,752)
Loss on extinguishment of debt	181	400	2,543
Equity in (earnings) losses of unconsolidated entities	(3,663)	(6,398)	3,141
Distributions from unconsolidated entities	9,350	8,085	6,380
Stock-based compensation, net	6,541	9,116	4,449
Changes in operating assets and liabilities:
Accounts and rents receivable	(999)	257	(7,451)
Deferred costs and other assets, net	317	(1,834)	192
Accounts payable and accrued expenses	8,411	1,875	(1,888)
Other liabilities	3,576	1,697	(1,337)
Net cash provided by operating activities	125,795	89,956	94,155
Cash flows from investing activities:
Purchase of investment properties	(235,001)	(53,078)	(41,446)
Capital expenditures and tenant improvements	(19,420)	(15,361)	(12,918)
Investment in development and re-development projects	(9,461)	(5,466)	(2,189)
Proceeds from the sale of investment properties, net	77,538	14,807	8,027
Distributions from unconsolidated entities	47,355	—	—
Lease commissions and other leasing costs	(4,302)	(4,055)	(1,391)
Other investing activities, net	(1,170)	(1,548)	857
Net cash used in investing activities	(144,461)	(64,701)	(49,060)
Cash flows from financing activities:
Payment of tax withholdings for share-based compensation	(1,581)	(1,833)	(1,072)
Repurchase of common stock under share repurchase plan	—	(16,685)	(5,201)
Repurchase of common stock through tender offer	—	(103,331)	—
Proceeds from distribution reinvestment plan	—	—	185
Distributions to stockholders	(55,302)	(55,561)	(54,214)
Term loan proceeds	—	400,000	—
Term loan repayments	—	(400,000)	—
Line of credit proceeds	112,000	31,000	150,000
Line of credit repayments	(143,000)	—	(100,000)
Senior notes proceeds	250,000	—	—
Payoffs of debt	(47,052)	(50,000)	(67,349)
Debt prepayment penalties	—	—	(2,504)
Principal payments on mortgage debt	(842)	(1,306)	(1,441)
Payment of loan fees and deposits	(2,387)	(6,065)	(100)
Other financing activities	(262)	(390)	(377)
Net cash provided by (used in) financing activities	111,574	(204,171)	(82,073)
Net decrease in cash, cash equivalents and restricted cash	92,908	(178,916)	(36,978)
Cash, cash equivalents and restricted cash at beginning of year	44,854	223,770	260,748
Cash, cash equivalents and restricted cash at end of year	$137,762	$44,854	$223,770

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information:
Cash flow disclosure, including non-cash investing and financing activities:
Cash paid for interest, net of capitalized interest	$18,705	$14,570	$17,256
Cash (refunded) paid for income taxes, net of (payments) refunds	(386)	276	833
Distributions payable to stockholders	13,837	13,802	13,642
Accrued capital expenditures and tenant improvements	2,851	3,552	1,404
Capitalized costs placed in service	17,895	7,453	8,213
Gross issuance of shares for share-based compensation	6,224	5,040	3,593
Reclassification of registration statement costs incurred to equity issuance costs	—	—	278

Purchase of investment properties:
Net investment properties	$280,938	$45,791	$37,329
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	47,019	8,734	6,066
Accounts payable and accrued expenses, lease intangibles, and other liabilities	(13,075)	(1,447)	(1,949)
Assumption of mortgage debt, at fair value	(79,881)	—	—
Cash outflow for purchase of investment properties, net	235,001	53,078	41,446
Assumption of mortgage principal	80,380	—	—
Capitalized acquisition costs	(1,079)	(59)	(121)
Credits and other changes in cash outflow, net	4,768	1,691	922
Gross acquisition price of investment properties	$319,070	$54,710	$42,247

Sale of investment properties:
Net investment properties	$66,294	$10,953	$6,400
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	4,200	2,332	249
Accounts payable and accrued expenses, lease intangibles, and other liabilities	(2,575)	—	(374)
Debt assumed by buyer through disposition of property	(28,552)	—	—
Gain on sale of investment properties, net	38,249	1,522	1,752
Loss on extinguishment of debt	(78)	—	—
Proceeds from sale of investment properties, net	77,538	14,807	8,027
Assumption of mortgage principal	28,630	—	—
Credits and other changes in cash inflow, net	4,282	174	11,093
Gross disposition price of investment properties	$110,450	$14,981	$19,120
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2022, 2021 and 2020

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
Each retail property is owned by a separate legal entity that maintains its own books and financial records. Each separate legal entity's assets are not available to satisfy the liabilities of other affiliated entities, except as otherwise disclosed in "Note 6. Investment in Unconsolidated Entities". As of December 31, 2022 and 2021, the Company had an investment in one unconsolidated real estate joint venture, as disclosed in "Note 6. Investment in Unconsolidated Entities".
The Company has a single reportable segment, multi-tenant retail, for disclosure purposes in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP"). Unless otherwise noted, all square feet and dollar amounts are stated in thousands, except share, per share and per square foot data. Number of properties and square feet are unaudited.
Reduction of Authorized Shares
On April 28, 2022, the Company filed an amendment to its charter to decrease the number of authorized shares of common stock from 1,460,000,000 to 146,000,000, in proportion with the one-for-ten reverse stock split effected on August 5, 2021. The authorized shares of preferred stock remain at 40,000,000. The authorized shares of common stock have been retroactively adjusted within the accompanying consolidated financial statements to give effect to the reduction for all periods presented.
The following table summarizes the Company's retail portfolio as of December 31, 2022 and 2021:

	Wholly-Owned Retail Properties		Unconsolidated Retail Properties at 100%
	2022	2021	2022	2021
No. of properties	58	55	4	7
Gross Leasable Area (square feet)	9,171	8,560	1,125	1,768
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
Variable Interest Entities
The Company evaluates its investments in LLCs and LPs to determine whether each such entity may be a variable interest entity ("VIE"). The accounting standards related to the consolidation of VIEs require qualitative assessments to determine whether the Company is the primary beneficiary. Determination of the primary beneficiary is based on whether the Company has (i) power to direct significant activities of the VIE and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The Company consolidates a VIE if it is deemed to be the primary beneficiary. The equity method of accounting is applied to entities in which the Company is not the primary beneficiary, or if the entity is not a VIE and the Company does not have control, but can exercise significant influence over the entity with respect to its operations and major decisions. As of December 31, 2022 and 2021, the Company had no VIEs.

Revenue Recognition
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
In accordance with Accounting Standards Codification ("ASC") 842, Leases, ("Topic 842"), the Company has elected to not separate lease and non-lease components for all qualifying leases. In effect, this generally relieves the Company from accounting for certain consideration under ASC 606, Revenue from Contracts with Customers ("Topic 606"). As a result of the election, all income arising from leases is presented on a combined basis as lease income, net.
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
Acquisition of Real Estate
The Company evaluates the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are expensed. If an acquisition qualifies as an asset acquisition, the related transaction costs are capitalized and amortized over the useful life of the acquired assets. Generally, our acquisitions of real estate qualify as asset acquisitions.
The Company allocates the purchase price of real estate to land, building, other building improvements, tenant improvements, intangible assets and liabilities (such as the value of above- and below-market leases, and in-place leases). The values of above- and below-market leases are recorded as intangible assets and intangible liabilities, respectively, and are amortized as either a decrease (in the case of above-market leases) or an increase (in the case of below-market leases) to lease income, net over the remaining term of the associated lease. The values, if any, associated with in-place leases are recorded as intangible assets and amortized to depreciation and amortization expense over the remaining lease term.
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
Properties Held for Sale
In determining whether to classify a property as held for sale, the Company considers whether: (i) management has committed to a plan to sell the property; (ii) the property is available for immediate sale, in its present condition; (iii) the Company has initiated a program to locate a buyer; (iv) the Company believes that the sale of the property is probable; (v) the Company has received a significant non-refundable deposit for the purchase of the property; (vi) the Company is actively marketing the property for sale at a price that is reasonable in relation to its estimated fair value; and (vii) actions required for the Company to complete the plan indicate that it is unlikely that any significant changes will be made to the plan. When all criteria are met, the property is classified as held for sale and carried at the lower of cost or estimated fair value less costs to sell. Additionally, if the sale represents a strategic shift that has (or will have) a major effect on the Company's results and operations, the income and expenses for the period are classified as discontinued operations for all periods presented.
Impairment of Long Lived Assets
The Company assesses the carrying values of long-lived tangible and intangible assets whenever events or changes in circumstances indicate that they may not be fully recoverable, such as a reduction in the expected hold period of a property. When such event or circumstances occur, if it is expected that the carrying value is not recoverable because the expected undiscounted cash flows do not exceed that carrying value, the Company recognizes an impairment loss to the extent that the carrying value exceeds the estimated fair value. The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on the Company's continuous process of analyzing each property's economic condition over time and reviewing and updating assumptions about uncertain inherent factors, including observable inputs such as contractual revenues and unobservable inputs such as forecasted revenues and expenses, estimated net disposition proceeds, and discount rate. These unobservable inputs are based on a property's market conditions and expected growth rates. Assumptions and estimates about future cash flows and capitalization rates are complex and subjective. Changes in economic and operating conditions and the Company's ultimate investment intent that occur subsequent to the impairment analyses could impact these assumptions and result in additional impairment.
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
Depreciation expense is computed using the straight-line method. A range of estimated useful lives of 15-30 years is used for buildings and other improvements, and a range of 3-20 years is used for furniture, fixtures and equipment.
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
The Company had restricted cash of $142 and $7,865 as of December 31, 2022 and 2021, respectively. Restricted cash often consists of lenders' escrows, operating real estate escrows for taxes, insurance, capital expenditures and payments required under certain lease agreements, and funds restricted through lender or other agreements, including funds held in escrow for future acquisitions.
Fair Value Measurements
In accordance with ASC 820, Fair Value Measurement and Disclosures ("Topic 820"), the Company defines fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer or settle a liability in an orderly transaction between market participants at the measurement date. The Company uses a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of the three broad levels described below:
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
The carrying amounts of cash, cash equivalents and restricted cash, accounts and rents receivables, other assets, accounts payable, accrued expenses, and other liabilities reasonably approximate fair value, in management’s judgment, because of their short-term nature. Fair value information pertaining to derivative financial instruments, investment properties, investments in unconsolidated entities and debt is provided in "Note 9. Fair Value Measurements".

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
Income tax expense or benefit is recognized as a part of other income and expense, net. During the years ended December 31, 2022 and 2021, the Company did not have any operations within TRSs.
Income tax expense for the years ended December 31, 2022 and 2021 generally pertains to Texas margin tax. Income tax expense for the year ended December 31, 2020 is generally comprised of federal and state taxes paid by consolidated TRSs and certain state taxes paid by the Company. Under the federal legislation enacted on March 27, 2020, known as the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), certain limitations on the deductibility of net operating losses ("NOLs") enacted under prior federal tax legislation have been temporarily rolled back. As a result of the anticipated NOL carryback claims for the Company's TRSs, total additional tax benefits of $1,172 were recognized as a part of other income and expense, net during the year ended December 31, 2020.
The Company has accrued no material interest or penalties relating to income taxes. As of December 31, 2022, the Company's 2021, 2020, and 2019 tax years remain subject to examination by U.S. and various state tax jurisdictions.
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

Share-Based Compensation
The Company has one share-based compensation plan under which time-based restricted stock units ("RSUs"), performance-based RSUs, and market-based RSUs have been issued with tandem dividend equivalents. Compensation expense related to these awards, which are generally equity classified, is recognized as a part of general and administrative expense. The tandem dividend equivalent cash payments of awards granted during the year ended December 31, 2022 are recognized within equity. The tandem dividend equivalent cash payments of awards granted during the years ended December 31, 2021 and 2020 are recognized within earnings. Forfeitures of awards are recognized as they occur.
Time-based awards are generally measured at grant date fair value and not subsequently remeasured. Compensation expense related to these awards is recognized on a straight-line basis over the vesting period. Time-based awards granted to employees vest equally on each of the first three anniversaries of the applicable vesting commencement date, subject to the employees' continued service to the Company. The time-based RSU awards granted to directors vest on the earlier of the one-year anniversary of the applicable grant date or the date of the Company's next annual meeting of its shareholders following the grant date, subject to the directors' continued service to the Company.
Performance-based awards are measured at grant date fair value and each grantee is eligible to vest in a number of RSUs ranging from 0% to 100% of the total number granted based on specified performance levels. Performance-based awards vest within 45 days of the conclusion of the performance period and are generally subject to the recipients' continued service to the Company. Compensation cost is recognized when the performance condition is considered probable of achievement. If a performance award has more than one potential outcome, recognition of compensation cost is based on the most likely outcome. During the service period, a cumulative catch-up approach is used to account for changes in the assessment of which outcome is most likely to occur. Absent a change in the determination of the most likely outcome, compensation expense related to these awards would be recognized on a straight-line basis from the grant date through the vesting date.
Market-based awards are valued as of the grant date utilizing a Monte Carlo simulation model that assesses the probability of satisfying certain market performance thresholds over a three year performance period. Market-based awards vest within 45 days of the conclusion of the performance period and are generally subject to the recipients' continued service to the Company. The number of common shares ultimately issued is based on the Company's total shareholder return ("TSR") relative to that of the FTSE NAREIT Shopping Index peer group on a percentile basis. The resulting compensation expense is recorded over the service period regardless of whether the TSR performance measures are achieved.
Recently Issued Accounting Pronouncements
Recently issued accounting standards or pronouncements are either not relevant to the Company, or are not expected to have, or did not have, a material effect on the consolidated financial statements of the Company.

3. Revenue Recognition
Operating Leases
Minimum lease payments to be received under long-term operating leases and short-term specialty leases, excluding additional percentage rent based on tenants' sales volume and tenant reimbursements of certain operating expenses, and assuming no exercise of renewal options or early termination rights, are as follows:

For the year ending December 31,	As of December 31, 2022
2023	$168,266
2024	155,859
2025	138,904
2026	122,611
2027	90,981
Thereafter	275,268
Total	$951,889
The foregoing table includes payments from tenants who have taken possession of their space and tenants who have been moved to the cash basis of accounting for revenue recognition purposes. The remaining lease terms range from less than one year to seventy-six years.
The following table reflects the disaggregation of lease income, net:

	Year Ended December 31,
	2022	2021	2020
Minimum base rent	$145,467	$128,716	$127,630
Real estate tax recoveries	30,107	27,874	27,898
Common area maintenance, insurance, and other recoveries	28,072	23,948	21,842
Ground rent income	14,991	13,167	12,976
Amortization of market-lease intangibles and inducements, net	5,589	4,318	7,060
Short-term and other lease income	4,333	3,378	2,825
Termination fee income	339	406	1,255
Straight-line rent adjustment, net	2,645	3,272	2,590
Reversal of (provision for) uncollectible straight-line rent	1,170	(468)	(3,214)
Provision for uncollectible billed rent and recoveries	(1,065)	(2,264)	(9,212)
Reversal of uncollectible billed rent and recoveries	1,332	5,003	1,307
Lease income, net	$232,980	$207,350	$192,957
Other Fee Income
Other fee income is derived from services provided to the Company's unconsolidated real estate joint venture and therefore deemed to be related party transactions. The property management, asset management, leasing and other services are provided over the term of the contract.
The following table reflects the disaggregation of other fee income:

	Timing of Satisfaction of Performance Obligations	Year Ended December 31,
		2022	2021	2020
Property management fees	Over time	$1,301	$1,952	$2,093
Asset management fees	Over time	882	1,128	1,098
Leasing commissions and other fees	Point in time	383	462	456
Other fee income		$2,566	$3,542	$3,647

4. Acquired Properties
The following table reflects the retail properties acquired, accounted for as asset acquisitions, during the year ended December 31, 2022:

Date	Property	Metropolitan Area	Square Feet	Gross Acquisition Price	Assumption of Mortgage Debt
February 2, 2022	Shops at Arbor Trails	Austin, TX	357	$112,190	$31,500
February 2, 2022	Escarpment Village	Austin, TX	170	77,150	26,000
April 21, 2022	The Highlands of Flower Mound (a)	Dallas, TX	175	38,000	22,880
May 4, 2022	Bay Landing	Fort Myers, FL	63	10,425	—
June 10, 2022	Kyle Marketplace - Outparcel (b)	Austin, TX	—	705	—
October 28, 2022	Eastfield Village	Charlotte, NC	96	22,500	—
December 16, 2022	Stone Ridge Market (a)	San Antonio, TX	219	58,100	—
			1,080	$319,070	$80,380
(a)These retail properties were acquired from the Company's unconsolidated joint venture. See "Note 6. Investment in Unconsolidated Entities". The Company recognized a fair value adjustment of $499 to the mortgage payable secured by The Highlands of Flower Mound.
(b)The Company acquired a parcel of vacant land adjacent to this retail property. The assets, liabilities and operations of the outparcel acquired are combined for presentation purposes with the retail property already owned by the Company.
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
(b)The Company acquired a parcel of vacant land adjacent to this retail property. The assets, liabilities and operations of the outparcel acquired are combined for presentation purposes with the retail property already owned by the Company.
Transaction costs of $1,079 and $59 were capitalized during the years ended December 31, 2022 and 2021, respectively.
5. Disposed Properties
The following table reflects the real property disposed of during the year ended December 31, 2022:

Date	Property	Metropolitan Area	Square Feet	Gross Disposition Price	Gain on Sale
June 30, 2022	Centerplace of Greeley	Denver, CO	152	$37,550	$25,147
June 30, 2022	Cheyenne Meadows	Denver, CO	90	17,900	11,709
December 15, 2022	The Shops at Walnut Creek (a)	Denver, CO	225	55,000	1,393
			467	$110,450	$38,249
(a)The property's buyer assumed a $28.6 million mortgage payable secured by the property. We recognized a loss on debt extinguishment of $0.08 million related to the buyer's assumption.
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

6. Investment in Unconsolidated Entities
Joint Venture Interest in IAGM
As of December 31, 2022 and 2021, the Company owned a 55% interest in one unconsolidated entity, IAGM Retail Fund I, LLC ("IAGM"), a joint venture partnership between the Company and PGGM Private Real Estate Fund ("PGGM"). IAGM was formed on April 17, 2013 for the purpose of acquiring, owning, managing, and disposing of retail properties and sharing in the profits and losses from those retail properties and their activities. On January 18, 2023, the Company acquired the four remaining retail properties from IAGM by acquiring 100% of the membership interests in each of IAGM's wholly owned subsidiaries, as disclosed in "Note 13. Subsequent Events".
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
IAGM is party to two interest rate swap agreements to achieve fixed interest rates on its senior secured term loan facility. As of December 31, 2022, and December 31, 2021, the interest rate swaps were recorded as assets with fair values of $2,764 and $530, respectively, on IAGM's consolidated balance sheet, of which the Company's share was $1,520 and $291, respectively. The Company recognizes its share of gains or losses resulting from IAGM's interest rate swaps as an adjustment to the Company's investment in IAGM and an increase or decrease in comprehensive income.
On September 28, 2022, IAGM transitioned its senior secured term loan facility from a London Inter-bank Offered Rate ("LIBOR") which repriced monthly ("1-Month LIBOR") to a Secured Overnight Financing Rate ("SOFR") which reprices monthly ("1-Month Term SOFR").
On December 15, 2022, IAGM transitioned its interest rate swaps from 1-Month LIBOR to 1-Month Term SOFR. IAGM's hedging instruments continue to qualify for cash flow hedge accounting through application of expedients provided by Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform.
The following table reflects the real property disposed by IAGM of during the years ended December 31, 2022 and 2021:

Date	Property	Square Feet	Gross Disposition Price	IAGM's Gain (Loss) on Sale	The Company's Gain Deferral
July 12, 2021	Prestonwood Town Center (a)	233	$52,800	$12,428	$6,835
September 3, 2021	Westover Marketplace	243	28,775	399	—
December 1, 2021	South Frisco Village	227	32,600	5,467	—
March 3, 2022	Price Plaza (b)	206	39,100	3,751	—
April 21, 2022	The Highlands of Flower Mound (a)	175	38,000	1,244	684
December 16, 2022	Stone Ridge Market (a)	219	58,100	12,287	6,758
December 22, 2022	Stables Town Center (c)	43	7,800	(244)	—
(a)The Company purchased these properties at a purchase price determined by a third party real estate valuation specialist. The Company deferred its share of IAGM's gains on sale and began amortizing it over 30 years as an increase to equity in earnings of unconsolidated entities.
(b)The buyer assumed a $17,800 mortgage payable secured by the property.
(c)IAGM disposed of 43 square feet out of a total 191 square feet through a partial sale of the property.
The following table reflects the mortgage paydowns by IAGM of during the years ended December 31, 2022 and 2021:

Date	Mortgaged Property	Contractual Interest Rate		Mortgage Paydown (a)	Loss on Debt Extinguishment
March 26, 2021	Westover Marketplace	4.08%		$23,150	$14
July 12, 2021	Senior secured pooled loan	1.55%	+ 1M LIBOR	$54,103	$215
December 16, 2022	Stone Ridge Market	3.47%		$28,125	$2
December 22, 2022	Senior secured pooled loan	1.65%	+ 1M SOFR	$5,428	$15
(a)Mortgage paydowns were funded by available liquidity and proceeds from the sale of properties.

Condensed Financial Information
The following table presents condensed balance sheet information for IAGM:

	As of
	December 31, 2022	December 31, 2021
Assets:
Net investment properties	$161,312	$288,014
Other assets	65,565	98,696
Total assets	226,877	386,710
Liabilities and equity:
Mortgage debt, net	92,186	165,831
Other liabilities	7,392	12,409
Equity	127,299	208,470
Total liabilities and equity	226,877	386,710
Company's share of equity	70,869	115,513
Outside basis difference, net (a)	(14,738)	(7,569)
Carrying value of investments in unconsolidated entities	$56,131	$107,944
(a)The outside basis difference relates to the unamortized deferred gains on historical property sales from IAGM to the Company.
The following table presents condensed income statement information of IAGM:

	Year ended December 31,
IAGM	2022	2021	2020
Total income	$27,764	$42,145	$46,259
Depreciation and amortization	(10,508)	(14,437)	(16,303)
Property operating	(5,149)	(7,265)	(7,143)
Real estate taxes	(4,086)	(7,507)	(8,687)
Asset management fees	(882)	(1,128)	(1,098)
Interest expense, net	(4,002)	(5,637)	(7,455)
Other expense and income, net	(245)	(422)	(307)
Loss on debt extinguishment	(219)	(229)	(8)
Provision for asset impairment	—	—	(11,016)
Gain on sale of investment properties, net	17,038	18,294	1,741
Net income (loss)	19,711	23,814	(4,017)

Company's share of net income (loss)	$10,832	$13,089	$(2,264)
Outside basis adjustment for investee's sale of real estate, net	(7,169)	(6,691)	(877)
Equity in earnings (losses) of unconsolidated entities	$3,663	$6,398	$(3,141)
As of December 31, 2022 and 2021, none of IAGM's mortgages payable are recourse to the Company. It is anticipated that the joint venture will be able to repay, refinance or extend all of its debt on a timely basis. IAGM's remaining mortgages payable of $92,468 are scheduled to mature during the year ending December 31, 2023, not inclusive of two twelve-month extension options.

7. Intangible Assets, Liabilities, and Deferred Leasing Costs
The following table summarizes the Company’s intangible assets, liabilities, and deferred leasing costs as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Intangible assets:
In-place leases	$158,155	$137,579
Above-market leases	16,082	15,082
Intangible assets	174,237	152,661
Accumulated amortization:
In-place leases	(66,347)	(63,741)
Above-market leases	(6,723)	(7,894)
Accumulated amortization	(73,070)	(71,635)
Intangible assets, net	$101,167	$81,026

Intangible liabilities:
Below-market leases	$55,501	$58,256
Accumulated amortization	(25,843)	(29,261)
Intangible liabilities, net	$29,658	$28,995

Deferred leasing costs:
Leasing costs	$20,949	$18,482
Accumulated amortization	(7,114)	(6,055)
Deferred leasing costs, net	$13,835	$12,427

The following table provides a summary of the amortization related to intangible assets, liabilities, and deferred leasing costs for the years ended December 31, 2022, 2021 and 2020:

	Year ended December 31,
	2022	2021	2020
Intangible assets:
In-place leases	$20,993	$18,730	$22,994
Above-market leases	2,018	2,036	2,446
Amortization of intangible assets	$23,011	$20,766	$25,440
Intangible liabilities:
Amortization of below-market leases	$7,403	$6,317	$9,468
Deferred leasing costs:
Amortization of deferred leasing costs	$2,533	$2,138	$1,913

The following table provides a summary of the amortization during the next five years and thereafter related to intangible assets, liabilities, and deferred leasing costs as of December 31, 2022:

Year ending December 31,	In-place leases	Above market leases	Below market leases	Deferred leasing costs
2023	$20,494	$2,085	$4,686	$3,749
2024	16,582	1,603	3,817	1,970
2025	13,820	1,283	3,308	1,828
2026	11,416	1,097	2,932	1,667
2027	7,785	783	2,022	1,393
Thereafter	21,711	2,508	12,893	3,228
Total	$91,808	$9,359	$29,658	$13,835

8. Debt
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
The Company's credit agreements and mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions and distribution limitations. As of December 31, 2022 and 2021, the Company was in compliance with all loan covenants.
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
The Company may prepay at any time all or any part of the Notes, in an amount not less than 5% of the aggregate principal amount of any series of the Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount prepaid plus accrued interest and a Make-Whole Amount (as defined in the Note Purchase Agreement). The Notes will be required to be absolutely and unconditionally guaranteed by certain subsidiaries of the Company that guarantee certain material credit facilities of the Company. Currently, there are no subsidiary guarantees of the Notes.

The following table summarizes the Company's debt as of December 31, 2022 and 2021:

		Interest Rate Type	As of December 31, 2022		As of December 31, 2021
	Maturity Date		Interest Rate	Amount	Interest Rate	Amount
Mortgages Payable
Total mortgages payable	Various	Fixed	3.95% (a)	$109,812	4.07% (a)	$105,955

Term Loans
$200.0 million 5 years	9/22/2026	Fixed	2.71% (b)	100,000	2.68% (b)	100,000
$200.0 million 5 years	9/22/2026	Fixed	2.72% (b)	100,000	2.68% (b)	100,000
$200.0 million 5.5 years	3/22/2027	Fixed	2.77% (b)	50,000	2.69% (b)	50,000
$200.0 million 5.5 years	3/22/2027	Fixed	2.76% (b)	50,000	2.70% (b)	50,000
$200.0 million 5.5 years	3/22/2027	Variable	1M SOFR + 1.30% (c)	100,000	1M LIBOR + 1.20% (c)	100,000
Total				400,000		400,000

Senior Notes
$150.0 million	8/11/2029	Fixed	5.07%	150,000	-	—
$100.0 million	8/11/2032	Fixed	5.20%	100,000	-	—
Total				250,000		—

Revolving Line of Credit
$350.0 million total capacity	9/22/2025	Variable	1M SOFR + 1.14% (c)	—	1M LIBOR + 1.05% (c)	31,000

Total debt			4.08%	759,812	2.61%	536,955
Debt discounts and issuance costs, net				(5,261)		(3,873)
Debt, net				$754,551		$533,082
(a)Interest rates reflect the weighted average of the Company's mortgages payable.
(b)Interest rates reflect the fixed rates effectively achieved through the Company's interest rate swaps.
(c)As of December 31, 2022 and 2021, 1-Month Term SOFR was 4.3581% and 1-Month LIBOR was 0.1013%, respectively.

The following table summarizes the scheduled maturities of the Company's mortgages payable as of December 31, 2022:

Scheduled maturities by year:	As of December 31, 2022
2023	$13,732
2024	15,700
2025	22,880
2026	—
2027	26,000
Thereafter	31,500
Total	$109,812

Interest Rate Swaps
The Company is party to four effective interest rate swap agreements and four interest rate forward swap agreements, which address the periods between the maturity dates of the effective swaps and the maturity dates of the Amended Term Loan Agreement. In tandem, the interest rate swaps achieve fixed interest rates for a constant notional amount through the maturity dates of the Amended Term Loan Agreement.
On December 15, 2022, the Company transitioned its interest rate swaps from 1-Month LIBOR to 1-Month Term SOFR. The Company's hedging instruments continue to qualify for cash flow hedge accounting through application of expedients provided by ASU 2020-04, Reference Rate Reform.
The following table summarizes the Company's four effective and four forward interest rate swaps as of December 31, 2022:

Interest Rate Swaps	Notional Amount	Company Receives Variable Rate of	Company Pays Fixed Rate of	Fixed Rate Achieved	Effective Date	Maturity Date
5 Year Term Loan	$100,000	1-Month SOFR	1.41%	2.71%	Dec 2, 2019	Dec 21, 2023
5 Year Term Loan	100,000	1-Month SOFR	1.42%	2.72%	Dec 2, 2019	Dec 21, 2023
5.5 Year Term Loan	50,000	1-Month SOFR	1.47%	2.77%	Dec 2, 2019	Jun 21, 2024
5.5 Year Term Loan	50,000	1-Month SOFR	1.46%	2.76%	Dec 2, 2019	Jun 21, 2024
	$300,000

5 Year Term Loan	100,000	1-Month SOFR	1.51%	2.81%	Dec 21, 2023	Sep 22, 2026
5 Year Term Loan	100,000	1-Month SOFR	1.51%	2.81%	Dec 21, 2023	Sep 22, 2026
5.5 Year Term Loan	50,000	1-Month SOFR	1.48%	2.78%	Jun 21, 2024	Mar 22, 2027
5.5 Year Term Loan	50,000	1-Month SOFR	1.54%	2.84%	Jun 21, 2024	Mar 22, 2027
	$300,000
The following table summarizes the Company's four effective and four forward interest rate swaps as of December 31, 2021:

Interest Rate Swaps	Notional Amount	Company Receives Variable Rate of	Company Pays Fixed Rate of	Fixed Rate Achieved	Effective Date	Maturity Date
5 Year Term Loan	$100,000	1-Month LIBOR	1.48%	2.68%	Dec 2, 2019	Dec 21, 2023
5 Year Term Loan	100,000	1-Month LIBOR	1.48%	2.68%	Dec 2, 2019	Dec 21, 2023
5.5 Year Term Loan	50,000	1-Month LIBOR	1.49%	2.69%	Dec 2, 2019	Jun 21, 2024
5.5 Year Term Loan	50,000	1-Month LIBOR	1.50%	2.70%	Dec 2, 2019	Jun 21, 2024
	$300,000

5 Year Term Loan	100,000	1-Month LIBOR	1.58%	2.78%	Dec 21, 2023	Sep 22, 2026
5 Year Term Loan	100,000	1-Month LIBOR	1.57%	2.77%	Dec 21, 2023	Sep 22, 2026
5.5 Year Term Loan	50,000	1-Month LIBOR	1.58%	2.78%	Jun 21, 2024	Mar 22, 2027
5.5 Year Term Loan	50,000	1-Month LIBOR	1.60%	2.80%	Jun 21, 2024	Mar 22, 2027
	$300,000

The following table summarizes the effects of derivative financial instruments on the consolidated financial statements:

Location and amount of gain (loss) recognized in accumulated comprehensive income				Location and amount of gain (loss) reclassified from accumulated comprehensive income into net income (loss)				Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded
	2022	2021	2020		2022	2021	2020		2022	2021	2020
Unrealized gain (loss) on derivatives	$32,052	$3,795	$(16,199)	Interest expense, net	$1,009	$(4,332)	$(2,693)	Interest expense, net	$26,777	$16,261	$18,749
As of December 31, 2022 and 2021, each of the Company's interest rate swaps are in an asset position and included within deferred costs and other assets, net. The Company has designated these interest rate swaps as cash flow hedges.

9. Fair Value Measurements
Recurring Measurements
The following financial instruments are remeasured at fair value on a recurring basis:

	Fair Value Measurements as of
Cash Flow Hedges: (a)	December 31, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative interest rate swaps (b)(c)	—	$26,721	—	—	(4,322)	—
(a)During the twelve months subsequent to December 31, 2022, an estimated $11,447 of derivative interest rate assets recognized in accumulated comprehensive income (loss) will be reclassified into earnings.
(b)The Company's derivative assets or liabilities are recognized as a part of deferred costs and other assets, net or other liabilities, respectively. IAGM's derivative assets or liabilities are recognized as a part of investment in unconsolidated entities.
(c)As of December 31, 2022 and 2021, the Company determined that the credit valuation adjustments associated with nonperformance risk are not significant to the overall valuation of its derivatives. As a result, the Company's derivative valuations in their entirety are classified as Level 2 of the fair value hierarchy.

Level 1
At December 31, 2022 and 2021, the Company had no Level 1 recurring fair value measurements.
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
Level 3
At December 31, 2022 and 2021, the Company had no Level 3 recurring fair value measurements.
Non-Recurring Measurements
Investment Properties
During the years ended December 31, 2022 and 2021, the Company had no Level 3 nonrecurring fair value measurements.
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

The following table summarizes activity for the Company’s assets measured at fair value on a non-recurring basis and the related impairment charges for the years ended December 31, 2022, 2021, and 2020:

	December 31, 2022		December 31, 2021		December 31, 2020
	Level 3	Impairment Loss	Level 3	Impairment Loss	Level 3	Impairment Loss
Investment properties	$—	$—	$—	$—	$5,500	$9,002

Financial Instruments Not Measured at Fair Value
The table below represents the estimated fair value of financial instruments presented at carrying values in the Company's consolidated financial statements as of December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
	Carrying Value	Estimated Fair Value	Market Interest Rate	Carrying Value	Estimated Fair Value	Market Interest Rate
Mortgages payable	$109,812	$100,218	6.81%	$105,955	$104,938	4.44%
Senior notes	250,000	235,820	6.05%	—	—	N/A
Term loans	400,000	401,170	5.11%	400,000	400,470	2.39%
Revolving line of credit	—	—	N/A	31,000	31,062	2.39%
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
The following table reconciles the amounts used in calculating basic and diluted earnings per share:

	Year ended December 31,
	2022	2021	2020
Numerator:
Net income (loss) attributed to common shares	$52,233	$(5,360)	$(10,174)
Earnings allocated to unvested restricted shares	—	—	—
Net income (loss) attributed to common shares - basic and diluted	$52,233	$(5,360)	$(10,174)

Denominator:
Weighted average common shares outstanding - basic	67,406,233	71,072,933	72,040,623
Dilutive effect of unvested restricted shares (a)	119,702	—	—
Weighted average common shares outstanding - diluted	67,525,935	71,072,933	72,040,623

Basic and diluted earnings per common share:
Net income (loss) per common share - basic	$0.77	$(0.08)	$(0.14)
Net income (loss) per common share - diluted	$0.77	$(0.08)	$(0.14)
(a)For the years ended December 31, 2021 and 2020, the Company has excluded the anti-dilutive effect of unvested restricted shares.

ATM Program
On March 7, 2022, the Company established an at-the-market equity offering program (the "ATM Program") through which the Company may sell from time to time up to an aggregate of $250.0 million of its common stock. In connection with the ATM Program, the Company may sell shares of its common stock to or through sales agents, or may enter into separate forward sale agreements with one of the agents, or one of their respective affiliates, as a forward purchaser. As of December 31, 2022, the Company has not sold any common stock under the ATM Program.
Share Repurchase Programs
On February 23, 2022, the Company established a share repurchase program (the "SRP") of up to $150.0 million of the Company's outstanding shares of common stock. The SRP may be suspended or discontinued at any time, and does not obligate the Company to repurchase any dollar amount or particular amount of shares. As of December 31, 2022, the Company has not repurchased any common stock under the SRP.
During the year ended December 31, 2021, the Company repurchased 755,643 shares of the Company's outstanding common stock at a price per share of $21.70, reflecting a 25% discount to an estimated Net Asset Value ("NAV") per share of $28.90 as of December 1, 2020 established by the Company's board of directors (the "Board").
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

11. Stock-Based Compensation
Effective as of June 19, 2015, the Company's Board adopted the Incentive Award Plan, under which the Company may grant cash and equity incentive awards to eligible employees, directors, and consultants. The Company is authorized to grant up to 3,000,000 shares of the Company's common stock pursuant to awards under the Incentive Award Plan. As of December 31, 2022, 1,060,241 shares were available for future issuance under the Incentive Award Plan. Outstanding awards granted are categorized as either time-based awards, performance-based awards, or market-based awards. All awards are valued at fair value, earn dividends throughout the vesting period, and have no voting rights.
The following table summarizes the Company's significant assumptions used in the Monte Carlo simulation models:

	Year ended December 31, 2022
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
The following table summarizes the Company's RSU activity during the years ended December 31, 2022, 2021, and 2020:

	Unvested Time- Based RSUs	Unvested Performance and Market-Based RSUs	Weighted Average Grant Date Price Per Share
Outstanding as of January 1, 2020	129,570	138,964	$31.40

Shares granted	125,579	248,434	$31.40
Shares vested	(114,434)	—	$31.40
Shares forfeited	(30,333)	(55,303)	$31.40
Outstanding as of December 31, 2020	110,382	332,095	$31.40

Shares granted	209,539	218,835	$28.90
Shares vested	(167,806)	—	$30.04
Shares forfeited	(13,880)	(79,562)	$30.73
Outstanding as of December 31, 2021	138,235	471,368	$30.12

Shares granted	127,862	396,338	$18.97
Shares vested	(135,491)	(76,520)	$29.36
Shares forfeited	(7,179)	(79,135)	$29.07
Outstanding as of December 31, 2022	123,427	712,051	$23.35
As of December 31, 2022, there was $8,302 of total unrecognized compensation expense related to unvested stock-based compensation arrangements that will vest through December 2024. The Company recognized stock-based compensation expense of $6,541, $9,116 and $4,449 for the years ended December 31, 2022, 2021 and 2020, respectively, as a part of general and administrative expenses.

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
Operating Lease Commitments
The Company has non-cancelable operating leases for office space used in its business.
The following table summarizes the Company's operating lease arrangements as of December 31, 2022 and 2021:

		As of
	Balance Sheet Caption	December 31, 2022	December 31, 2021
Operating lease ROU assets	Deferred costs and other assets, net	$3,220	$2,961
Operating lease ROU accumulated amortization	Deferred costs and other assets, net	$(570)	$(215)
Operating lease liabilities	Other liabilities	$3,265	$3,189

The following table summarizes the total lease cost, weighted-average lease terms and weighted-average discount rates of the Company's operating leases for the years ended December 31, 2022 and 2021:

	Statement of Operations and Comprehensive Income (Loss) Caption	Year ended December 31,
		2022	2021
Minimum operating lease payments	General and administrative	$528	$515
Variable operating lease payments	General and administrative	343	163
Short-term operating lease payments	General and administrative	97	174
Total lease cost		$968	$852

Weighted-average remaining lease term of operating leases		6.7 years	7.9 years
Weighted-average discount rate of operating leases		4.35%	4.36%

The following table reflects the Company's future minimum operating lease obligations as of December 31, 2022:

Scheduled minimum payments by year:	Future Minimum Lease Payments
2023	$565
2024	628
2025	511
2026	517
2027	529
Thereafter	1,308
Total expected minimum lease obligation	4,058
Less: Amount representing interest (a)	(793)
Present value of net minimum lease payments	$3,265
(a)Interest includes the amount necessary to reduce the total expected minimum lease obligations to present value calculated at the Company's incremental borrowing rate.

13. Subsequent Events
In preparing its consolidated financial statements, the Company evaluated events and transactions occurring after December 31, 2022 through the date the financial statements were issued for recognition and disclosure purposes.
On January 18, 2023, the Company acquired the four remaining retail properties from IAGM for an aggregate purchase price of $222.3 million by acquiring 100% of the membership interests in each of IAGM's wholly owned subsidiaries. The Company assumed aggregate mortgage debt of $92.5 million and funded the remaining balance with its available liquidity. Subsequent to the transaction, IAGM proportionately distributed substantially all net proceeds from the sale, of which the Company's share was approximately $71.4 million. In connection with the foregoing, IAGM adopted a liquidation plan on January 11, 2023.
On February 6, 2023, the Company extinguished the $13.7 million mortgage payable secured by Renaissance Center with its available liquidity.

INVENTRUST PROPERTIES CORP.
Schedule III - Real Estate and Accumulated Depreciation
(amounts stated in thousands)

		Initial Cost (A)				Gross amount at which carried at end of period
PROPERTY NAME Location	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Year Acquired
Antoine Town Center Houston, TX	$—	$5,327	$14,333	$—	$105	$5,327	$14,438	$19,765	$1,872	2020
Bay Landing Bonita Springs, FL	—	1,687	9,283	—	—	1,687	9,283	10,970	265	2022
Bear Creek Village Center Wildomar, CA	—	3,523	12,384	—	435	3,523	12,819	16,342	6,388	2009
Bent Tree Plaza Raleigh, NC	—	1,983	7,093	—	1,833	1,983	8,926	10,909	4,218	2009
Buckhead Crossing Atlanta, GA	—	7,565	27,104	—	1,299	7,565	28,403	35,968	14,407	2009
Campus Marketplace San Marcos, CA	—	26,928	43,445	55	747	26,983	44,192	71,175	9,414	2017
Cary Park Town Center Cary, NC	—	5,555	17,280	—	22	5,555	17,302	22,857	3,449	2017
Commons at University Place Durham, NC	—	3,198	17,909	—	34	3,198	17,943	21,141	2,444	2019
Coweta Crossing Newnan, GA	—	1,143	4,590	—	2	1,143	4,592	5,735	2,471	2009
Custer Creek Village Richardson, TX	—	4,750	12,245	—	1,260	4,750	13,505	18,255	6,351	2007
Eldorado Marketplace Frisco, TX	—	15,732	49,311	—	388	15,732	49,699	65,431	5,864	2019
Eldridge Town Center & Windermere Village Houston, TX	—	5,380	22,994	1,977	6,388	7,357	29,382	36,739	12,907	2005
Eastfield Village Charlotte, NC	—	2,327	14,321	—	—	2,327	14,321	16,648	108	2022
Garden Village San Pedro, CA	—	3,188	16,522	3,268	1,666	6,456	18,188	24,644	8,388	2009
Gateway Market Center St. Petersburg, FL	—	13,600	4,992	—	4,768	13,600	9,760	23,360	3,273	2010
Escarpment Village Austin, TX	26,000	19,641	51,763	—	—	19,641	51,763	71,404	1,890	2022
Kennesaw Marketplace Kennesaw, GA	—	12,587	51,860	—	462	12,587	52,322	64,909	8,408	2018
Kyle Marketplace Kyle, TX	—	6,076	48,220	711	578	6,787	48,798	55,585	9,032	2017
Lakeside & Lakeside Crossing Winter Park, FL	—	16,594	41,085	—	(116)	16,594	40,969	57,563	5,520	2019
Market at Westlake Westlake Hills, TX	—	1,200	6,274	(64)	(42)	1,136	6,232	7,368	3,165	2007

INVENTRUST PROPERTIES CORP.
Schedule III - Real Estate and Accumulated Depreciation
(amounts stated in thousands)

		Initial Cost (A)				Gross amount at which carried at end of period
PROPERTY NAME Location	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Year Acquired
Northcross Commons Charlotte, NC	$—	$7,591	$21,303	$—	$680	$7,591	$21,983	$29,574	$4,864	2016
Old Grove Marketplace Oceanside, CA	—	12,545	8,902	—	309	12,545	9,211	21,756	2,233	2016
Pavilion at La Quinta LaQuinta, CA	—	15,200	20,947	—	1,722	15,200	22,669	37,869	10,996	2009
Peachland Promenade Port Charlotte, FL	—	1,742	6,502	4,158	9,336	5,900	15,838	21,738	2,685	2009
PGA Plaza Palm Beach Gardens, FL	—	10,414	75,730	—	904	10,414	76,634	87,048	11,885	2018
Plantation Grove Ocoee, FL	7,300	3,705	6,300	—	917	3,705	7,217	10,922	2,217	2014
Plaza Midtown Atlanta, GA	—	5,295	23,946	—	455	5,295	24,401	29,696	4,325	2017
Prestonwood Town Center Dallas, TX	—	22,055	22,140	—	456	22,055	22,596	44,651	1,508	2021
Renaissance Center Durham, NC	13,732	26,713	96,141	—	5,446	26,713	101,587	128,300	24,880	2016
Rio Pinar Plaza Orlando, FL	—	5,171	26,903	676	1,755	5,847	28,658	34,505	7,124	2015
River Oaks Santa Clarita, CA	—	24,598	88,418	—	1,531	24,598	89,949	114,547	16,290	2017
Riverview Village Arlington, TX	—	6,000	9,649	—	394	6,000	10,043	16,043	5,219	2007
Riverwalk Market Flower Mound, TX	—	5,931	23,922	—	727	5,931	24,649	30,580	5,475	2016
Rose Creek Woodstock, GA	—	1,443	5,630	—	524	1,443	6,154	7,597	2,968	2009
Sandy Plains Centre Marietta, GA	—	12,364	27,270	652	2,180	13,016	29,450	42,466	4,069	2018
Sarasota Pavilion Sarasota, FL	—	12,000	25,823	—	5,301	12,000	31,124	43,124	12,711	2010
Scofield Crossing Austin, TX	—	8,100	4,992	(576)	3,031	7,524	8,023	15,547	2,952	2007
Shops at Fairview Town Center Fairview, TX	—	7,299	25,233	—	624	7,299	25,857	33,156	3,167	2019
Shops at The Galleria Bee Cave, TX	—	52,104	75,651	—	3,173	52,104	78,824	130,928	19,036	2016
Shops at Arbor Trails Austin, TX	31,500	28,233	76,769	—	—	28,233	76,769	105,002	2,874	2022
Sonterra Village San Antonio, TX	—	5,150	15,095	(181)	889	4,969	15,984	20,953	3,932	2015

INVENTRUST PROPERTIES CORP.
Schedule III - Real Estate and Accumulated Depreciation
(amounts stated in thousands)

		Initial Cost (A)				Gross amount at which carried at end of period
PROPERTY NAME Location	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Year Acquired
Southern Palm Crossing Royal Palm Beach, FL	$—	$37,735	$49,843	$(745)	$660	$36,990	$50,503	$87,493	$6,788	2019
Stevenson Ranch Stevenson Ranch, CA	—	29,519	39,190	—	324	29,519	39,514	69,033	9,388	2016
Suncrest Village Orlando, FL	8,400	6,742	6,403	—	11,302	6,742	17,705	24,447	1,781	2014
Sycamore Commons Matthews, NC	—	12,500	31,265	—	2,363	12,500	33,628	46,128	15,558	2010
Stone Ridge Market San Antonio, TX	—	8,935	38,754	—	—	8,935	38,754	47,689	—	2022
The Centre on Hugh Howell Tucker, GA	—	2,250	11,091	—	(4)	2,250	11,087	13,337	5,972	2007
The Parke Cedar Park, TX	—	9,271	83,078	—	1,337	9,271	84,415	93,686	16,224	2017
The Pointe at Creedmoor Raleigh, NC	—	7,507	5,454	—	55	7,507	5,509	13,016	1,446	2016
The Highlands of Flower Mound Flower Mound, TX	22,880	6,330	24,374	—	—	6,330	24,374	30,704	762	2022
The Shops at Town Center & Century Station Germantown, MD	—	19,998	29,776	—	933	19,998	30,709	50,707	6,366	2017
Thomas Crossroadas Newnan, GA	—	1,622	8,322	—	1,949	1,622	10,271	11,893	4,471	2009
Travilah Square Rockville, MD	—	8,964	39,836	—	355	8,964	40,191	49,155	4,530	2019
Trowbridge Crossing Sandy Springs, GA	—	2,366	7,808	—	311	2,366	8,119	10,485	799	2020
University Oaks Shopping Center Round Rock, TX	—	7,250	25,326	(170)	8,698	7,080	34,024	41,104	15,822	2010
Westfork Plaza & Paraiso Parc Pembroke Pines, FL	—	28,267	124,019	—	5,732	28,267	129,751	158,018	26,589	2017
Westpark Shopping Center Glen Allen, VA	—	7,462	24,164	(4)	5,071	7,458	29,235	36,693	6,643	2013
Windward Commons Alpharetta, GA	—	12,823	13,779	(171)	870	12,652	14,649	27,301	3,529	2016
Total corporate assets	—	—	—	—	2,998	—	2,998	2,998	1,449	-
Total	$109,812	$641,178	$1,722,756	$9,586	$103,137	$650,764	$1,825,893	$2,476,657	$389,361
Construction in progress		—	—	—	5,005	—	5,005	5,005	—
Total investment properties		$641,178	$1,722,756	$9,586	$108,142	$650,764	$1,830,898	$2,481,662	$389,361

INVENTRUST PROPERTIES CORP.

Schedule III - Real Estate and Accumulated Depreciation
(amounts stated in thousands)
Notes to Schedule III
The aggregate cost of real estate owned at December 31, 2022 for federal income tax purposes was approximately $2,730,371 (unaudited).
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
(C)Reconciliation of total investment properties:

	2022	2021	2020
Balance at January 1,	$2,273,103	$2,221,689	$2,204,891
Acquisitions and capital improvements	307,177	71,324	52,222
Disposals and write-offs of assets no longer in service	(98,618)	(19,910)	(35,424)
Balance at December 31,	$2,481,662	$2,273,103	$2,221,689
(D)Reconciliation of accumulated depreciation:

	2022	2021	2020
Balance at January 1,	$350,256	$292,248	$246,702
Depreciation expense	71,428	66,275	61,897
Disposal and write-offs of assets no longer in service	(32,323)	(8,267)	(16,351)
Balance at December 31,	$389,361	$350,256	$292,248
(E)Depreciation is computed based upon the following estimated lives:

Buildings and other improvements	15	-	30 years
Tenant improvements	Life of the lease
Furniture, fixtures and equipment	3	-	20 years