Form 10-Q
period 2023-03-31
InvenTrust Properties Corp.
filed 2023-05-02
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-40896
INVENTRUST PROPERTIES CORP.
(Exact name of registrant as specified in its charter)

Maryland			34-2019608
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

3025 Highland Parkway,		Suite 350
Downers Grove,	Illinois	60515	(855)	377-0510
(Address of principal executive offices) (Zip Code)			(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Common stock, $0.001 par value	IVT	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of May 1, 2023, there were 67,508,641 shares of the registrant's common stock outstanding.

INVENTRUST PROPERTIES CORP.

Quarterly Report on Form 10-Q
For the quarterly period ended March 31, 2023
Table of Contents

-i-

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	As of
	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Investment properties
Land	$691,401	$650,764
Building and other improvements	1,930,980	1,825,893
Construction in progress	7,046	5,005
Total	2,629,427	2,481,662
Less accumulated depreciation	(407,309)	(389,361)
Net investment properties	2,222,118	2,092,301
Cash, cash equivalents and restricted cash	69,291	137,762
Investment in unconsolidated entities	15,706	56,131
Intangible assets, net	138,210	101,167
Accounts and rents receivable	30,306	34,528
Deferred costs and other assets, net	55,823	51,145
Total assets	$2,531,454	$2,473,034

Liabilities
Debt, net	$832,986	$754,551
Accounts payable and accrued expenses	29,474	42,792
Distributions payable	14,548	13,837
Intangible liabilities, net	34,491	29,658
Other liabilities	33,550	28,287
Total liabilities	945,049	869,125
Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 146,000,000 shares authorized, 67,508,641 shares issued and outstanding as of March 31, 2023 and 67,472,553 shares issued and outstanding as of December 31, 2022	68	67
Additional paid-in capital	5,459,087	5,456,968
Distributions in excess of accumulated net income	(3,893,262)	(3,879,847)
Accumulated comprehensive income	20,512	26,721
Total stockholders' equity	1,586,405	1,603,909
Total liabilities and stockholders' equity	$2,531,454	$2,473,034
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(Unaudited)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2023	2022
Income
Lease income, net	$64,830	$57,768
Other property income	295	264
Other fee income	80	754
Total income	65,205	58,786

Operating expenses
Depreciation and amortization	26,758	22,829
Property operating	10,230	8,285
Real estate taxes	9,628	8,043
General and administrative	7,731	7,887
Total operating expenses	54,347	47,044

Other (expense) income
Interest expense, net	(9,509)	(4,809)
Loss on extinguishment of debt	—	(96)
Equity in (losses) earnings of unconsolidated entities	(663)	2,716
Other income and expense, net	447	(52)
Total other (expense) income, net	(9,725)	(2,241)

Net income	$1,133	$9,501

Weighted-average common shares outstanding - basic	67,508,641	67,354,717
Weighted-average common shares outstanding - diluted	67,654,524	67,576,038

Net income per common share - basic	$0.02	$0.14
Net income per common share - diluted	$0.02	$0.14

Distributions declared per common share outstanding	$0.22	$0.21
Distributions paid per common share outstanding	$0.20	$0.20

Comprehensive (loss) income
Net income	$1,133	$9,501
Unrealized (loss) gain on derivatives	(3,317)	15,406
Reclassification (to) from net income	(2,892)	1,025
Comprehensive (loss) income	$(5,076)	$25,932

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income	Total

Beginning balance, January 1, 2023	67,472,553	$67	$5,456,968	$(3,879,847)	$26,721	$1,603,909
Net income	—	—	—	1,133	—	1,133
Unrealized loss on derivatives	—	—	—	—	(3,317)	(3,317)
Reclassification from interest expense, net	—	—	—	—	(2,892)	(2,892)
Distributions declared	—	—	—	(14,548)	—	(14,548)
Stock-based compensation, net	36,088	1	2,119	—	—	2,120
Ending balance, March 31, 2023	67,508,641	$68	$5,459,087	$(3,893,262)	$20,512	$1,586,405

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income (Loss)	Total

Beginning balance, January 1, 2022	67,344,374	$67	$5,452,550	$(3,876,743)	$(4,322)	$1,571,552
Net income	—	—	—	9,501	—	9,501
Unrealized gain on derivatives	—	—	—	—	15,406	15,406
Reclassification to interest expense, net	—	—	—	—	1,003	1,003
Reclassification to equity in earnings of unconsolidated entities	—	—	—	—	22	22
Distributions declared	—	—	—	(13,828)	—	(13,828)
Stock-based compensation, net	44,329	—	550	—	—	550
Ending balance, March 31, 2022	67,388,703	$67	$5,453,100	$(3,881,070)	$12,109	$1,584,206

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$1,133	$9,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,758	22,829
Amortization of market-lease intangibles and inducements, net	(1,516)	(2,547)
Amortization of debt discounts and financing costs	854	664
Straight-line rent adjustment, net	(710)	(663)
Reversal of estimated credit losses	(504)	(1,109)
Loss on extinguishment of debt	—	96
Equity in losses (earnings) of unconsolidated entities	663	(2,716)
Distributions from unconsolidated entities	—	4,950
Stock-based compensation, net	1,967	1,082
Changes in operating assets and liabilities:
Accounts and rents receivable	5,505	5,890
Deferred costs and other assets, net	(3,513)	(3,487)
Accounts payable and accrued expenses	(14,735)	(8,610)
Other liabilities	123	897
Net cash provided by operating activities	16,025	26,777
Cash flows from investing activities:
Purchase of investment properties	(129,635)	(130,918)
Capital expenditures and tenant improvements	(4,734)	(4,303)
Investment in development and redevelopment projects	(809)	(2,363)
Distributions from unconsolidated entities	79,255	25,300
Lease commissions and other leasing costs	(475)	(1,067)
Other investing activities	38	(930)
Net cash used in investing activities	(56,360)	(114,281)
Cash flows from financing activities:
Distributions to shareholders	(13,837)	(13,802)
Line of credit proceeds	30,000	105,000
Line of credit repayments	(30,000)	—
Payoffs of debt	(13,700)	(22,328)
Principal payments on mortgage debt	(32)	(298)
Payment of loan fees and deposits	—	(90)
Other financing activities	(567)	(109)
Net cash (used in) provided by financing activities	(28,136)	68,373
Net decrease in cash, cash equivalents and restricted cash	(68,471)	(19,131)
Cash, cash equivalents and restricted cash at the beginning of the period	137,762	44,854
Cash, cash equivalents and restricted cash at the end of the period	$69,291	$25,723

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended March 31,
	2023	2022
Supplemental disclosure and schedules:
Cash flow disclosure, including non-cash activities:
Cash paid for interest, net of capitalized interest	$11,343	$3,930
Cash paid for income taxes, net of refunds	$3	$—
Previously held equity investments in real estate assets acquired	$39,603	$—
Distributions payable to shareholders	$14,548	$13,828
Accrued capital expenditures and tenant improvements	$3,969	$1,459
Capitalized costs placed in service	$2,424	$1,391

Purchase of investment properties:
Net investment properties	$181,039	$176,623
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	49,322	17,022
Accounts payable and accrued expenses, lease intangibles, and other liabilities	(8,950)	(5,227)
Assumption of mortgage debt, at fair value	(91,776)	(57,500)
Cash outflow for purchase of investment properties, net	129,635	130,918
Assumption of mortgage principal	92,468	57,500
Capitalized acquisition costs	(78)	(814)
Credits and other changes in cash outflow, net	(425)	1,736
Gross acquisition price of investment properties	$221,600	$189,340
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.
Notes to Condensed Consolidated Financial Statements
March 31, 2023 and 2022
(Unaudited)
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of these interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the "Quarterly Report") should refer to the audited consolidated financial statements of InvenTrust Properties Corp. (the "Company") as of and for the year ended December 31, 2022, which are included in the Company's Annual Report on Form 10-K (the "Annual Report") as certain note disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary (consisting of normal recurring accruals, except as otherwise noted) for a fair presentation have been included in these condensed consolidated financial statements. Unless otherwise noted, all square feet and dollar amounts are stated in thousands, except per share amounts.
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
As of March 31, 2023 and 2022, the Company had an investment in one unconsolidated real estate joint venture, IAGM Retail Fund I, LLC ("IAGM"). On January 18, 2023, the Company acquired the four remaining retail properties from IAGM by acquiring 100% of the membership interests in each of IAGM's wholly owned subsidiaries, as disclosed in "Note 6. Investment in Unconsolidated Entities".
The Company determined it has a single reportable segment, multi-tenant retail, for disclosure purposes in accordance with GAAP. The following table summarizes the Company's retail portfolio as of March 31, 2023 and 2022:

	Wholly-Owned Retail Properties		Unconsolidated Retail Properties at 100%
	2023	2022	2023	2022
No. of properties	62	57	—	6
Gross Leasable Area (square feet)	10,295	9,081	—	1,562

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

3. Revenue Recognition
Operating Leases
Minimum lease payments to be received under long-term operating leases and short-term specialty leases, excluding additional percentage rent based on tenants' sales volume and tenant reimbursements of certain operating expenses, and assuming no exercise of renewal options or early termination rights, are as follows:

Minimum lease payments, by year	As of March 31, 2023
Remaining 2023	$139,482
2024	175,355
2025	157,378
2026	137,903
2027	104,376
Thereafter	358,094
Total	$1,072,588
The foregoing table includes payments from tenants who have taken possession of their space and tenants who have been moved to the cash basis of accounting for revenue recognition purposes. The remaining lease terms range from less than one year to seventy-six years.

The following table reflects the disaggregation of lease income, net:

	Three months ended March 31,
	2023	2022
Minimum base rent	$40,476	$35,048
Real estate tax recoveries	8,517	7,267
Common area maintenance, insurance, and other recoveries	6,949	6,292
Ground rent income	4,710	3,610
Amortization of market-lease intangibles and inducements, net	1,516	2,547
Short-term and other lease income	1,314	1,064
Termination fee income	134	168
Straight-line rent adjustment, net	710	663
Reversal of uncollectible straight-line rent	199	494
Provision for uncollectible billed rent and recoveries	(285)	(236)
Reversal of uncollectible billed rent and recoveries	590	851
Lease income, net	$64,830	$57,768

4. Acquired Properties
The following table reflects the retail properties acquired, accounted for as asset acquisitions, during the three months ended March 31, 2023:

Acquisition Date	Property (a)	Metropolitan Area	Square Feet	Gross Acquisition Price	Assumption of Mortgage Debt
January 18, 2023	Bay Colony	Houston, TX	416	$79,100	$41,969
January 18, 2023	Blackhawk Town Center	Houston, TX	127	26,300	13,008
January 18, 2023	Cyfair Town Center	Houston, TX	433	79,200	30,880
January 18, 2023	Stables Town Center	Houston, TX	148	37,000	6,611
			1,124	$221,600	$92,468
(a)These retail properties were acquired from the Company's unconsolidated joint venture, IAGM, as disclosed in "Note 6. Investment in Unconsolidated Entities". The Company recognized a fair value adjustment of $692 related to the pooled mortgage debt on these properties.
The following table reflects the retail properties acquired, accounted for as asset acquisitions, during the three months ended March 31, 2022:

Acquisition Date	Property	Metropolitan Area	Square Feet	Gross Acquisition Price	Assumption of Mortgage Debt
February 2, 2022	Shops at Arbor Trails	Austin, TX	357	$112,190	$31,500
February 2, 2022	Escarpment Village	Austin, TX	170	77,150	26,000
			527	$189,340	$57,500

Transaction costs of $78 were capitalized during the three months ended March 31, 2023, and $814 were capitalized during the three months ended March 31, 2022.

5. Disposed Properties
There were no properties disposed of during the three months ended March 31, 2023 and 2022.

6. Investment in Unconsolidated Entities
Joint Venture Interest in IAGM
As of March 31, 2023 and December 31, 2022, the Company owned a 55% interest in one unconsolidated entity, IAGM Retail Fund I, LLC ("IAGM"), a joint venture partnership between the Company and PGGM Private Real Estate Fund. IAGM was formed on April 17, 2013 for the purpose of acquiring, owning, managing, and disposing of retail properties and sharing in the profits and losses from those retail properties and their activities.
On January 18, 2023, the Company acquired the four remaining retail properties from IAGM for an aggregate purchase price of $222.3 million by acquiring 100% of the membership interests in each of IAGM's wholly owned subsidiaries. The Company assumed aggregate mortgage debt of $92.5 million and funded the remaining balance with its available liquidity. IAGM recognized a gain on sale of $45.2 million, of which the Company's share was approximately $24.9 million. Subsequent to the transaction, IAGM proportionately distributed substantially all net proceeds from the sale, of which the Company's share was approximately $71.4 million. In connection with the foregoing, IAGM adopted a liquidation plan on January 11, 2023. As of March 31, 2023, net assets of IAGM were $28.6 million, inclusive of cash and cash equivalents of $30.7 million.
As of March 31, 2023, the Company's aggregate deferred gains related to its previously owned equity interest in real estate acquisitions from IAGM of $39.9 million are reflected in the basis of the respective acquired assets. Previously, deferred gains were reflected as a reduction of the Company's investment in IAGM and amortized to equity in earnings of unconsolidated entities.
On January 18, 2023, the Company also acquired IAGM's two interest rate swap agreements which achieve fixed interest rates on an aggregate notional amount of $75.0 million of the assumed pooled mortgage priced in a Secured Overnight Financing Rate ("SOFR"), each of which reprice monthly ("1-Month Term SOFR"). IAGM recognized a gain on sale of $2.6 million representing the fair value of the derivatives, of which the Company's share was approximately $1.4 million. The Company deferred its share of IAGM's gain on sale of derivatives, initially reflecting it within accumulated comprehensive income and amortizing it to interest expense, net, through the instruments' maturity date.
The following table reflects the real property disposed by IAGM since January 1, 2022.

Date	Property	Square Feet	Gross Disposition Price	IAGM's Gain (Loss) on Sale	The Company's Gain Deferral
March 3, 2022	Price Plaza (a)	206	$39,100	$3,751	$—
April 21, 2022	The Highlands of Flower Mound (b)	175	38,000	1,244	684
December 16, 2022	Stone Ridge Market (b)	219	58,100	12,287	6,758
December 22, 2022	Stables Town Center (c)	43	7,800	(244)	—
January 18, 2023	Bay Colony (b)	416	79,100	22,327	12,280
January 18, 2023	Blackhawk Town Center (b)	127	26,300	12,632	6,948
January 18, 2023	Cyfair Town Center (b)	433	79,200	4,713	2,592
January 18, 2023	Stables Town Center (b)	148	37,000	5,536	3,045
(a)The buyer assumed a $17,800 mortgage payable secured by the property.
(b)The Company purchased these properties at a purchase price determined by a third party real estate valuation specialist.
(c)IAGM disposed of 43 square feet out of a total 191 square feet through a partial sale of the property.

Condensed Financial Information
The following table presents condensed balance sheet information for IAGM:

	As of
	March 31, 2023	December 31, 2022
Assets:
Net investment properties	$—	$161,312
Other assets	32,690	65,565
Total assets	$32,690	$226,877
Liabilities and equity:
Mortgages debt, net	$—	$92,186
Other liabilities	4,053	7,392
Equity	28,637	127,299
Total liabilities and equity	$32,690	$226,877

Company's share of equity	$15,706	$70,869
Outside basis differences, net (a)	—	(14,738)
Carrying value of investments in unconsolidated entities	$15,706	$56,131
(a)The outside basis differences reflect unamortized deferred gains on historical property sales from IAGM to the Company.

The following table presents condensed income statement information of IAGM:

	Three months ended March 31,
	2023	2022
Total income	$952	$8,379
Depreciation and amortization	(622)	(2,905)
Property operating	(232)	(1,330)
Real estate taxes	(127)	(1,411)
Asset management fees	(32)	(251)
Interest expense, net	(143)	(1,159)
Other income and expense, net	199	(142)
Gain (loss) on debt extinguishment	444	(111)
Gain on sale of real estate	45,208	3,751
Gain on sale of derivatives	2,556	—
Net income	$48,203	$4,821

Company's share of net income	$26,512	$2,652
Outside basis adjustments for IAGM's sales to the Company	(27,175)	64
Equity in (losses) earnings of unconsolidated entities	$(663)	$2,716

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
The Company's credit agreements and mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions and distribution limitations. As of March 31, 2023 and December 31, 2022, the Company was in compliance with all loan covenants.
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
On January 18, 2023, the Company acquired IAGM's two interest rate swap agreements, which achieve fixed interest rates on an aggregate notional amount of $75.0 million of the assumed pooled mortgage, each priced in 1-Month Term SOFR.
On March 16, 2023, the Company entered into one interest rate swap agreement with a notional amount of $100.0 million at 3.69%, achieving a fixed interest rate of 4.99%. As of the effective date of April 3, 2023, the entirety of the Company's variable rate term loans were swapped to fixed rates through the maturity dates of the Amended Term Loan Agreement.
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

The following table summarizes the Company's debt as of March 31, 2023 and December 31, 2022:

		Interest Rate Type	As of March 31, 2023		As of December 31, 2022
	Maturity Date		Interest Rate	Amount	Interest Rate	Amount
Mortgages Payable
Fixed rate mortgages payable	Various	Fixed	3.12% (a) (b)	$171,080	3.95% (a)	$109,812
Variable rate mortgages payable	11/2/2023	Variable	1M SOFR + 1.65% (c)	17,468	—	—
Total				188,548		109,812

Term Loans
$200.0 million 5 years	9/22/2026	Fixed	2.71% (b)	100,000	2.71% (b)	100,000
$200.0 million 5 years	9/22/2026	Fixed	2.72% (b)	100,000	2.72% (b)	100,000
$200.0 million 5.5 years	3/22/2027	Fixed	2.77% (b)	50,000	2.77% (b)	50,000
$200.0 million 5.5 years	3/22/2027	Fixed	2.76% (b)	50,000	2.76% (b)	50,000
$200.0 million 5.5 years	3/22/2027	Variable	1M SOFR + 1.30% (c) (d)	100,000	1M LIBOR + 1.30% (c)	100,000
Total				400,000		400,000

Senior Notes
$150.0 million	8/11/2029	Fixed	5.07%	150,000	5.07%	150,000
$100.0 million	8/11/2032	Fixed	5.20%	100,000	5.20%	100,000
Total				250,000		250,000

Revolving Line of Credit
$350.0 million total capacity	9/22/2025	Variable	1M SOFR + 1.14% (c)	—	1M SOFR + 1.14% (c)	—

Total debt			4.00%	838,548	4.08%	759,812
Debt discounts and issuance costs, net				(5,562)		(5,261)
Debt, net				$832,986		$754,551
(a)Interest rates reflect the weighted average of the Company's mortgages payable.
(b)Interest rates reflect the fixed rates achieved through the Company's interest rate swaps.
(c)As of March 31, 2023 and December 31, 2022, 1-Month Term SOFR was 4.80% and 4.36%, respectively.
(d)As of April 3, 2023, the variable portion was swapped to 3.69%, achieving a fixed rate of 4.99% through the maturity date.

The following table summarizes the scheduled maturities of the Company's mortgages payable as of March 31, 2023 for the remainder of 2023, each of the next four years, and thereafter.

Scheduled maturities by year:	As of March 31, 2023
2023 (a)	$92,468
2024	15,700
2025	22,880
2026	—
2027	26,000
Thereafter	31,500
Total mortgage payable maturities	$188,548
(a)Scheduled maturities during the year ended December 31, 2023 do not include two 12-month extension options available.

8. Fair Value Measurements
Recurring Measurements
The following financial instruments are remeasured at fair value on a recurring basis:

	Fair Value Measurements as of
	March 31, 2023			December 31, 2022
Cash Flow Hedges: (a) (b)	Level 1	Level 2 (c)	Level 3	Level 1	Level 2 (d)	Level 3
Derivative interest rate swap assets	$—	$22,368	$—	$—	$26,721	$—
Derivative interest rate swap liabilities	$—	$(960)	$—	$—	$—	$—
(a)During the twelve months subsequent to March 31, 2023, an estimated $11,281 of derivative interest rate balances recognized in accumulated comprehensive income will be reclassified into earnings.
(b)As of March 31, 2023 and December 31, 2022, the Company determined that the credit valuation adjustments associated with nonperformance risk are not significant to the overall valuation of its derivatives. As a result, the Company's derivative valuations in their entirety are classified as Level 2 of the fair value hierarchy.
(c)The Company's derivative assets or liabilities are recognized as a part of deferred costs and other assets, net or other liabilities, respectively.
(d)The Company's derivative assets or liabilities are recognized as a part of deferred costs and other assets, net or other liabilities, respectively. IAGM's derivative assets were recognized as a part of investment in unconsolidated entities.
Nonrecurring Measurements
Investment Properties
During the three months ended March 31, 2023 and 2022, the Company had no Level 3 nonrecurring fair value measurements.
Financial Instruments Not Measured at Fair Value
The table below summarizes the estimated fair value of financial instruments presented at carrying values in the Company's condensed consolidated financial statements as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
	Carrying Value	Estimated Fair Value	Market Interest Rate	Carrying Value	Estimated Fair Value	Market Interest Rate
Mortgages payable	$188,548	$180,975	6.72%	$109,812	$100,218	6.81%
Senior notes	250,000	241,916	5.66%	250,000	235,820	6.05%
Term loans	400,000	400,762	4.78%	400,000	401,170	5.11%
Revolving line of credit	—	—	N/A	—	—	N/A
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

9. Earnings Per Share and Equity Transactions
Basic earnings per share ("EPS") is computed by dividing net income or loss attributed to common shares by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that may occur from awards issued pursuant to the InvenTrust Properties Corp. 2015 Incentive Award Plan (the "Incentive Award Plan").
The following table reconciles the amounts used in calculating basic and diluted earnings per share:

	Three months ended March 31
	2023	2022
Numerator:
Net income attributed to common shares	$1,133	$9,501
Earnings allocated to unvested restricted shares	—	—
Net income attributed to common shares - basic and diluted	1,133	9,501

Denominator:
Weighted average common shares outstanding - basic	67,508,641	67,354,717
Dilutive effect of unvested restricted shares (a)	145,883	221,321
Weighted average common shares outstanding - diluted	67,654,524	67,576,038

Basic and diluted earnings per common share:
Net income per common share - basic	$0.02	$0.14
Net income per common share - diluted	$0.02	$0.14
(a)For the three months ended March 31, 2023, the Company has excluded the anti-dilutive effect of market-based awards granted in 2023.

ATM Program
On March 7, 2022, the Company established an at-the-market equity offering program (the "ATM Program") through which the Company may sell from time to time up to an aggregate of $250.0 million of its common stock. In connection with the ATM Program, the Company may sell shares of its common stock to or through sales agents, or may enter into separate forward sale agreements with one of the agents, or one of their respective affiliates, as a forward purchaser. As of March 31, 2023, the Company has not sold any common stock under the ATM Program.
Share Repurchase Program
On February 23, 2022, the Company established a share repurchase program (the "SRP") of up to $150.0 million of the Company's outstanding shares of common stock. The SRP may be suspended or discontinued at any time, and does not obligate the Company to repurchase any dollar amount or particular amount of shares. As of March 31, 2023, the Company has not repurchased any common stock under the SRP.

10. Stock-Based Compensation
Effective as of June 19, 2015, the Company's Board adopted the Incentive Award Plan, under which the Company may grant cash and equity incentive awards to eligible employees, directors, and consultants. The Company is authorized to issue or transfer up to 3,000,000 shares (the “Share Limit”) of the Company's common stock pursuant to awards granted under the Incentive Award Plan.
As of March 31, 2023, 574,423 shares were available for future issuance under the Incentive Award Plan. Outstanding restricted stock unit ("RSU") awards are categorized as either time-based awards, performance-based awards, or market-based awards. All awards are granted at fair value, earn dividends throughout the vesting period, and have no voting rights.
Market-based awards are valued as of the grant date utilizing a Monte Carlo simulation model that assesses the probability of satisfying certain market performance thresholds over a three year performance period. The following table summarizes the Company's significant assumptions used in the Monte Carlo simulation models:

	Three months ended March 31, 2023	Three months ended March 31, 2022
Volatility	34.00%	33.89%
Risk free interest rate	4.45%	0.79%	—%	1.76%
Dividend Yield	3.20%	3.24%
The following table summarizes the Company's RSU activity during the three months ended March 31, 2023:

	Unvested Time- Based RSUs	Unvested Performance and Market-Based RSUs	Weighted-Average Grant Date Value Per Share
Outstanding as of January 1, 2023	123,427	712,051	$23.35
Shares granted	109,793	445,828	$18.08
Shares vested	—	(60,042)	$31.40
Unearned performance shares added back to Share Limit	—	(69,803)	$31.40
Outstanding as of March 31, 2023	233,220	1,028,034	$18.06

As of March 31, 2023, there was $16,181 of total estimated unrecognized compensation expense related to unvested stock-based compensation arrangements which will be recognized through December 2025. The Company recognized stock-based compensation expense of $1,967 and $1,082 for the three months ended March 31, 2023 and 2022, respectively.

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
Operating Lease Commitments
The Company has non-cancelable operating leases for office space used in its business. Future minimum operating lease obligations as of March 31, 2023, were as follows:

Minimum Lease Payments
Remaining 2023	$513
2024	628
2025	511
2026	517
2027	529
Thereafter	1,308
Total expected minimum lease obligation	4,006
Less: Amount representing interest (a)	(755)
Present value of net minimum lease payments	$3,251
(a)Interest includes the amount necessary to reduce to present value the total expected minimum lease obligations calculated at the Company's incremental borrowing rate.
12. Subsequent Events
In preparing its condensed consolidated financial statements, the Company has evaluated, for recognition and disclosure purposes, events and transactions occurring after March 31, 2023, through the date the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the "Quarterly Report"), other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). These statements include statements about InvenTrust Properties Corp.'s (the "Company" or "InvenTrust") plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events; and they involve known and unknown risks that are difficult to predict.
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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties and factors set forth in our filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2022 (the "Annual Report"), and as updated in this Quarterly Report and other quarterly and current reports, which are on file with the SEC and are available at the SEC's website (www.sec.gov). Such risks and uncertainties are related to, among others, the following:
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

Overview
Strategy and Outlook
InvenTrust Properties Corp. is a premier Sun Belt, multi-tenant essential retail REIT that owns, leases, redevelops, acquires and manages grocery-anchored neighborhood and community centers, as well as high-quality power centers that often have a grocery component. We pursue our business strategy by acquiring retail properties in Sun Belt markets, opportunistically disposing of retail properties, maintaining a flexible capital structure, and enhancing our environment, social and governance practices and standards.
InvenTrust focuses on Sun Belt markets with favorable demographics, including above average growth in population, employment, income and education levels. We believe these conditions create favorable demand characteristics for grocery-anchored and necessity-based essential retail centers, which will position us to capitalize on potential future rent increases while benefiting from sustained occupancy at our centers. Our strategically located regional field offices are within a two-hour drive of over 95% of our properties which affords us the ability to respond to the needs of our tenants and provides us with in-depth local market knowledge. We believe that our Sun Belt portfolio of high quality grocery-anchored assets is a distinct differentiator for us in the marketplace.
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
Recent Developments
On January 18, 2023, the Company acquired the four remaining retail properties held by its joint venture entity, IAGM Retail Fund I, LLC ("IAGM"), for an aggregate purchase price of $222.3 million by acquiring 100% of the membership interests in each of IAGM's wholly owned subsidiaries. The Company assumed aggregate mortgage debt of $92.5 million and funded the remaining balance with its available liquidity. IAGM recognized a gain on sale of $45.2 million, of which the Company's share was approximately $24.9 million. Subsequent to the transaction, IAGM proportionately distributed substantially all net proceeds from the sale, of which the Company's share was approximately $71.4 million. In connection with the foregoing, IAGM adopted a liquidation plan on January 11, 2023. As of March 31, 2023, net assets of IAGM was $28.6 million, inclusive of cash and cash equivalents of $30.7 million.

Our Retail Portfolio
Our wholly-owned and managed retail properties include grocery-anchored community and neighborhood centers and power centers, including those classified as necessity-based, as defined in our Annual Report. As of March 31, 2023, we owned 62 retail properties with a total gross leasable area ("GLA") of approximately 10.3 million square feet.
For the three months ended March 31, 2022, we have included results from the IAGM properties at 55% ("at share") when combined with our wholly-owned properties, defined as "Pro Rata Combined Retail Portfolio". The following table summarizes our retail portfolio as of March 31, 2023 and 2022.

	Retail Portfolio		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2023	2022	2023	2022	2023	2022
No. of properties	62	57	—	6	62	63
GLA (square feet)	10,295	9,081	—	1,562	10,295	9,940
Economic occupancy (a)	94.0%	93.9%	—%	86.5%	94.0%	93.2%
Leased occupancy (b)	96.1%	95.1%	—%	87.3%	96.1%	94.4%
ABR PSF (c)	$19.12	$18.76	$—	$17.23	$19.12	$18.64
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
Retail Portfolio Summary by Center Type
The following tables summarize our retail portfolio, by center type, as defined in our Annual Report, as of March 31, 2023 and 2022.

Community and neighborhood centers

	Retail Portfolio		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2023	2022	2023	2022	2023	2022
No. of properties	50	45	—	5	50	50
GLA (square feet)	6,772	5,508	—	1,387	6,772	6,271
Economic occupancy	94.0%	94.4%	—%	85.9%	94.0%	93.4%
Leased occupancy	96.5%	95.7%	—%	86.9%	96.5%	94.6%
ABR PSF	$19.92	$19.80	$—	$17.11	$19.92	$19.50

Power centers

	Retail Portfolio		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2023	2022	2023	2022	2023	2022
No. of properties	12	12	—	1	12	13
GLA (square feet)	3,523	3,573	—	175	3,523	3,669
Economic occupancy	93.9%	93.1%	—%	90.8%	93.9%	93.0%
Leased occupancy	95.5%	94.4%	—%	90.8%	95.5%	94.0%
ABR PSF	$17.57	$17.15	$—	$18.13	$17.57	$17.18

Same Property Retail Portfolio Summary
Properties classified as same property were owned for the entirety of both periods presented ("Same Properties"). The following table summarizes the GLA, economic occupancy, leased occupancy, and ABR PSF of Same Properties included in our retail portfolio for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31
	2023	2022
No. of properties	52	52
GLA (square feet)	8,092	8,087
Economic occupancy	94.4%	93.5%
Leased occupancy	96.5%	94.8%
ABR PSF	$19.72	$19.09
Lease Expirations
The following table presents the lease expirations of our economic occupied Retail Portfolio as of March 31, 2023.

Lease Expiration Year	No. of Expiring Leases	GLA of Expiring Leases (square feet)	Percent of Total GLA of Expiring Leases	ABR of Expiring Leases	Percent of Total ABR	Expiring ABR PSF
2023	92	340	3.5%	$7,233	3.7%	$21.27
2024	175	953	9.8%	19,775	10.1%	20.75
2025	173	1,142	11.8%	20,179	10.3%	17.67
2026	209	973	10.1%	22,466	11.4%	23.09
2027	269	1,952	20.3%	39,756	20.2%	20.37
2028	165	922	9.5%	20,873	10.5%	22.64
2029	103	653	6.7%	13,752	7.0%	21.06
2030	72	366	3.8%	9,263	4.7%	25.31
2031	73	506	5.2%	10,590	5.4%	20.93
2032	92	575	5.9%	13,091	6.7%	22.77
Thereafter	57	1,262	13.0%	18,736	9.5%	14.85
Other (a)	14	36	0.4%	908	0.5%	25.22
	1,494	9,680	100%	$196,622	100%	$20.31
(a)Other lease expirations include the GLA, ABR and ABR PSF of month-to-month leases.
In preparing the above table, we have not assumed that unexercised contractual lease renewal or extension options contained in our leases will, in fact, be exercised. Our retail business is neither highly dependent on specific retailers nor subject to lease roll-over concentration. We believe this minimizes risk to our retail portfolio from significant revenue variances over time.

Leasing Activity, Retail Portfolio
The following table summarizes the leasing activity for leases that were executed during the three months ended March 31, 2023, compared with expiring or expired leases for the same or previous tenant for renewals and the same unit for new leases at the 62 properties in our Retail Portfolio. In our Retail Portfolio, we had GLA totaling 320 thousand square feet expiring during the three months ended March 31, 2023, of which 304 thousand square feet was re-leased to the in-place tenant. This achieved a retention rate of approximately 95.0%.

	No. of Leases Executed	GLA SF (in thousands)	New Contractual Rent ($PSF) (b)	Prior Contractual Rent ($PSF) (b)	% Change over Prior Lease Rent (b)	Weighted Average Lease Term (Years)	Tenant Improvement Allowance ($PSF)	Lease Commissions ($PSF)
All Tenants
Comparable Renewal Leases (a)	46	132	$29.61	$27.52	7.6%	5.4	$0.63	$—
Comparable New Leases (a)	4	10	$34.85	$34.75	0.3%	9.7	$27.91	$17.11
Non-Comparable Renewal and New Leases	14	112	$21.10	N/A	N/A	4.7	$6.38	$2.64
Total	64	254	$29.97	$28.02	7.0%	5.2	$4.22	$1.83

Anchor Tenants (leases ten thousand square feet and over)
Comparable Renewal Leases (a)	2	35	$19.43	$17.68	9.9%	5.0	$—	$—
Comparable New Leases (a)	—	—	$—	$—	—%	—	$—	$—
Non-Comparable Renewal and New Leases	2	82	$17.17	N/A	N/A	3.6	$—	$—
Total	4	117	$19.43	$17.68	9.9%	4.0	$—	$—

Small Shop Tenants (leases under ten thousand square feet)
Comparable Renewal Leases (a)	44	97	$33.35	$31.14	7.1%	5.5	$0.86	$—
Comparable New Leases (a)	4	10	$34.85	$34.75	0.3%	9.7	$27.91	$17.11
Non-Comparable Renewal and New Leases	12	30	$31.71	N/A	N/A	7.7	$23.62	$9.77
Total	60	137	$33.49	$31.47	6.4%	6.3	$7.85	$3.40
(a)Comparable leases are leases that meet all of the following criteria: terms greater than or equal to one year, unit was vacant less than one year prior to executed lease, square footage of unit remains unchanged or within 10% of prior unit square footage, and has a rent structure consistent with the previous tenant.
(b)Non-comparable leases are not included in totals.

Results of Operations
Comparison of results for the three months ended March 31, 2023 and 2022
We generate substantially all of our earnings from property operations. Since January 1, 2022, we have acquired ten retail properties and disposed of three.
The following table presents the changes in our income for the three months ended March 31, 2023 and 2022.

	Three months ended March 31
	2023	2022	Increase (Decrease)
Income
Lease income, net	$64,830	$57,768	$7,062
Other property income	295	264	31
Other fee income	80	754	(674)
Total income	$65,205	$58,786	$6,419
Lease income, net increased $7.1 million as a result of increases from properties acquired of $9.3 million, decreases from properties disposed of $3.0 million, and the following activity related to our Same Properties:
•$1.9 million of increased minimum rent attributable to increased occupancy levels and rental rates,
•$0.6 million of increased recoveries associated with common area maintenance, insurance, and real estate taxes,
•$0.2 million of increased percentage rent attributable to grocers' heightened sales volumes, partially offset by:
•$1.5 million of increased amortization of market lease intangibles and straight-line rent adjustments, and
•$0.4 million of net changes in credit losses and related reversals primarily attributable to lump sum rent collections from our cash basis tenants in 2022 pertaining to prior period rent charges.

Other fee income decreased $0.7 million as a result of the Company acquiring the four remaining retail properties from IAGM.

The following table presents the changes in our operating expenses for the three months ended March 31, 2023 and 2022.

	Three months ended March 31
	2023	2022	Increase (Decrease)
Operating expenses
Depreciation and amortization	$26,758	$22,829	$3,929
Property operating	10,230	8,285	1,945
Real estate taxes	9,628	8,043	1,585
General and administrative	7,731	7,887	(156)
Total operating expenses	$54,347	$47,044	$7,303
Depreciation and amortization increased $3.9 million as a result of:
•$5.7 million of increases from properties acquired, partially offset by:
•$0.8 million of decreases from properties disposed, and
•$1.0 million of decreased in-place lease intangible amortization from our Same Properties.
Property operating expenses increased $1.9 million as a result of:
•$1.6 million of increases from properties acquired, and
•$0.8 million of increased insurance premiums and other costs from our Same Properties, partially offset by:
•$0.5 million of decreases from properties disposed.

Real estate taxes increased $1.6 million as a result of:
•$1.7 million of increased real estate taxes from properties acquired, and
•$0.4 million of increased real estate taxes from our Same Properties, partially offset by:
•$0.5 million of decreased real estate taxes from properties disposed.

The following table presents the changes in our other income and expenses for the three months ended March 31, 2023 and 2022.

	Three months ended March 31
	2023	2022	Change
Other (expense) income
Interest expense, net	$(9,509)	$(4,809)	$(4,700)
Loss on extinguishment of debt	—	(96)	96
Equity in (losses) earnings of unconsolidated entities	(663)	2,716	(3,379)
Other income and expense, net	447	(52)	499
Total other (expense) income, net	$(9,725)	$(2,241)	$(7,484)
Interest expense, net
Interest expense, net, for the three months ended March 31, 2023 increased $4.7 million when compared to the same period in 2022, primarily as a result of:
•the private placement of our senior notes, generating increased interest expense of $3.1 million,
•increased interest rates on our corporate credit facilities generating increased interest expense of $0.6 million,
•aggregate assumption of mortgages of $172.8 million since January 1, 2022, generating increased interest expense of $1.6 million, and
•increased amortization of debt issuance costs of $0.2 million, partially offset by:
•aggregate reduction of mortgage payable of $90.3 million since January 1, 2022, generating decreased interest expense of $0.8 million.
Loss on extinguishment of debt
During the three months ended March 31, 2022, we recognized a loss of $0.1 million on the extinguishment of the $22.3 million mortgage payable on Pavilion at LaQuinta.
Equity in (losses) earnings of unconsolidated entities
Equity in (losses) earnings of unconsolidated entities decreased $3.4 million primarily as a result of the Company acquiring the four remaining retail properties from IAGM on January 18, 2023.
Other income and expense, net
Other income and expense, net, increased $0.5 million primarily as a result of increased interest income earned on cash and cash equivalents.

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
Comparison of Same Property results for the three months ended March 31, 2023 and 2022
A total of 52 wholly-owned retail properties met our Same Property criteria for the three months ended March 31, 2023 and 2022. The following table presents the reconciliation of net income, the most directly comparable GAAP measure, to NOI and Same Property NOI for the three months ended March 31, 2023 and 2022:

	Three months ended March 31
	2023	2022
Net income	$1,133	$9,501
Adjustments to reconcile to non-GAAP metrics:
Other income and expense, net	(447)	52
Equity in losses (earnings) of unconsolidated entities	663	(2,716)
Interest expense, net	9,509	4,809
Loss on extinguishment of debt	—	96
Depreciation and amortization	26,758	22,829
General and administrative	7,731	7,887
Other fee income	(80)	(754)
Adjustments to NOI (a)	(2,559)	(3,872)
NOI	42,708	37,832
NOI from other investment properties	(6,869)	(3,107)
Same Property NOI	$35,839	$34,725
(a)Adjustments to NOI include termination fee income and expense and GAAP Rent Adjustments.

Comparison of the components of Same Property NOI for the three months ended March 31, 2023 and 2022

	Three months ended March 31
	2023	2022	Change	Variance
Lease income, net	$51,501	$49,162	$2,339	4.8%
Other property income	255	267	(12)	(4.5)%
	51,756	49,429	2,327	4.7%
Property operating	8,337	7,563	774	10.2%
Real estate taxes	7,580	7,141	439	6.1%
	15,917	14,704	1,213	8.2%
Same Property NOI	$35,839	$34,725	$1,114	3.2%

Same Property NOI increased by $1.1 million, or 3.2%, when comparing the three months ended March 31, 2023 to the same period in 2022, and was primarily a result of:
•$1.9 million of increased minimum rent attributable to increased occupancy levels and rental rates,
•$0.2 million of increased percentage rent attributable to grocers' heightened sales volumes, partially offset by:
•$0.4 million of net changes in credit losses and related reversals primarily attributable to lump sum rent collections from our cash basis tenants in 2022 pertaining to prior period rent charges,
•$0.2 million of increased operating expense, net of associated recoveries, primarily attributable to increased insurance premiums and other operating costs, and
•$0.4 million of increased non-recoverable operating expenses relating to compensation costs tied to performance.

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
Core Funds From Operations ("Core FFO") is an additional supplemental non-GAAP financial measure of our operating performance. In particular, Core FFO provides an additional measure to compare the operating performance of different REITs without having to account for certain remaining amortization assumptions within NAREIT FFO and other unique revenue and expense items, which some may consider not pertinent to measuring a particular company's on-going operating performance. In that regard, we use Core FFO as an input to our compensation plan to determine cash bonuses and measure the achievement of certain performance-based equity awards.
See our Annual Report for expanded descriptions of NAREIT FFO and Core FFO. NAREIT FFO Applicable to Common Shares and Dilutive Securities and Core FFO Applicable to Common Shares and Dilutive Securities is calculated as follows:

	Three months ended March 31,
	2023	2022
Net income	$1,133	$9,501
Depreciation and amortization related to investment properties	26,543	22,622
Unconsolidated joint venture adjustments (a)	342	(465)
NAREIT FFO Applicable to Common Shares and Dilutive Securities	28,018	31,658
Amortization of above and below-market leases and lease inducements, net	(1,516)	(2,547)
Straight-line rent adjustments, net	(909)	(1,157)
Adjusting items, net (b)	1,934	873
Unconsolidated joint venture adjusting items, net (c)	(156)	194
Core FFO Applicable to Common Shares and Dilutive Securities	$27,371	$29,021

Weighted average common shares outstanding - basic	67,508,641	67,354,717
Dilutive effect of unvested restricted shares (d)	145,883	221,321
Weighted average common shares outstanding - diluted	67,654,524	67,576,038

Net income per common share - diluted	$0.02	$0.14
Per share adjustments - NAREIT FFO Applicable to Common Shares and Dilutive Securities	0.39	0.33
NAREIT FFO Applicable to Common Shares and Dilutive Securities per share	$0.41	$0.47
Per share adjustments - Core FFO Applicable to Common Shares and Dilutive Securities	(0.01)	(0.04)
Core FFO Applicable to Common Shares and Dilutive Securities per share	$0.40	$0.43
(a)Represents our share of depreciation, amortization and gain on sale related to investment properties held in IAGM.
(b)Adjusting items, net, are primarily loss on extinguishment of debt, amortization of debt discounts and financing costs, depreciation and amortization of corporate assets, and non-operating income and expenses, net, which includes items which are not pertinent to measuring on-going operating performance, such as basis difference recognition arising from acquiring the four remaining properties of our joint venture, and miscellaneous and settlement income.
(c)Represents our share of amortization of market lease intangibles and inducements, net, straight line rent adjustments, net and adjusting items, net related to IAGM.
(d)For purposes of calculating non-GAAP per share metrics, the same denominator is used as that which would be used in calculating diluted earnings per share in accordance with GAAP.

Liquidity and Capital Resources
Development, Redevelopment, Capital Expenditures and Leasing Activities
The following table summarizes capital resources used through development and redevelopment, capital expenditures, and leasing activities at our retail properties owned during the three months ended March 31, 2023. These costs are classified as cash used in capital expenditures and tenant improvements and investment in development and redevelopment projects on the condensed consolidated statements of cash flows during the three months ended March 31, 2023.

	Development and Redevelopment		Capital Expenditures	Leasing		Total
Direct costs	$589	(a)	$3,095	$1,208	(c)	$4,892
Indirect costs	220	(b)	431	—		651
Total	$809		$3,526	$1,208		$5,543
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
Capital Sources and Uses
Our primary sources and uses of capital are as follows:

Sources	Uses
•Operating cash flows from our real estate investments;
•Distributions from our joint venture investment;
•Proceeds from sales of properties;
•Proceeds from mortgage loan borrowings on properties;
•Proceeds from corporate borrowings and debt financings;
•Proceeds from any ATM Program activities; and
•Proceeds from our Series A Notes and Series B Notes.

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

Distributions
During the three months ended March 31, 2023, we declared distributions to our stockholders totaling $14.5 million and paid cash distributions of $13.8 million. As we execute on our retail strategy and continue to evaluate our business, results of operations and cash flows, our Board will continue to evaluate our distribution on a periodic basis.
Summary of Cash Flows

	Three months ended March 31,		Change
	2023	2022
Cash provided by operating activities	$16,025	$26,777	$(10,752)
Cash used in investing activities	(56,360)	(114,281)	57,921
Cash provided by (used in) financing activities	(28,136)	68,373	(96,509)
Increase (decrease) in cash, cash equivalents and restricted cash	(68,471)	(19,131)	(49,340)
Cash, cash equivalents and restricted cash at beginning of period	137,762	44,854	92,908
Cash, cash equivalents and restricted cash at end of period	$69,291	$25,723	$43,568
Cash provided by operating activities of $16.0 million and $26.8 million for the three months ended March 31, 2023 and 2022, respectively, was generated primarily from income from property operations. Cash provided by operating activities decreased $10.8 million when comparing the three months ended March 31, 2023, to the same period in 2022, primarily as a result of the semi-annual interest payment on our senior notes, and annual payments for real estate taxes on ten acquired retail properties in excess of real estate taxes of three disposed retail properties since January 1, 2022.
Cash used in investing activities of $56.4 million for the three months ended March 31, 2023 was the result of:
•$129.6 million for acquisitions of investment properties, and
•$6.1 million for capital investments and leasing costs, which were partially offset by cash provided by:
•$79.3 million from distributions from unconsolidated entities.
Cash used in investing activities of $114.3 million for the three months ended March 31, 2022 was the result of:
•$130.9 million for acquisitions of investment properties, and
•$8.7 million for capital investments and leasing costs, which were partially offset by cash provided by:
•$25.3 million from distributions from unconsolidated entities.
Cash used in financing activities of $28.1 million for the three months ended March 31, 2023 was the result of:
•$14.3 million for pay-offs of debt, and other financing activities, and
•$13.8 million to pay distributions.
Cash provided by financing activities of $68.4 million for the three months ended March 31, 2022 was the result of:
•$105.0 million drawn from the line of credit to partially finance our Austin acquisitions, which was partially offset by cash used for:
•$22.3 million for pay-offs of debt,
•$13.8 million to pay distributions, and
•$0.5 million for principal payments on mortgage debt, payment of loan fees, and other financing activities.
We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements with a maturity of three months or less, at the date of purchase, to be cash equivalents. We maintain substantially all our cash and cash equivalents at systemically important financial institutions. The combined account balances at one or more institutions generally exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage. We periodically assess the credit risk associated with these financial institutions. As a result, there is what we believe to be insignificant credit risk related to amounts on deposit in excess of FDIC insurance coverage.

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
The following table presents our obligations to make future payments under debt and lease agreements as of March 31, 2023, exclusive of debt discounts and issuance costs that are not future cash obligations.

	Payments due by year ending December 31
	2023	2024	2025	2026	2027	Thereafter	Total
Long-term debt:
Fixed rate, principal (a)	$75,000	$15,700	$22,880	$200,000	$126,000	$281,500	$721,080
Variable-rate, principal (b)	17,468	—	—	—	100,000	—	117,468
Interest	24,143	29,905	29,532	27,141	16,339	38,732	165,792
Total long-term debt	116,611	45,605	52,412	227,141	242,339	320,232	1,004,340
Operating leases (c)	513	628	511	517	529	1,308	4,006
Grand total	$117,124	$46,233	$52,923	$227,658	$242,868	$321,540	$1,008,346

(a)Includes variable rate debt swapped to fixed rates through the Company's interest rate swaps.
(b)Includes $100.0 million of variable rate term loan debt which became fixed through an interest rate swap effective April 3, 2023.
(c)Includes leases on corporate office spaces.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows. As of March 31, 2023, our debt included outstanding variable-rate debt of $417.5 million, of which $300.0 million has been swapped to a fixed rate.
On March 16, 2023, we entered into one interest rate swap agreement with a notional amount of $100.0 million at 3.69%, achieving a fixed interest rate of 4.99%. As of the effective date of April 3, 2023, the entirety of our variable rate term loans were swapped to fixed rates through the maturity dates of the Amended Term Loan Agreement.
As of April 3, 2023, our interest rate risk was limited to $17.5 million of variable rate pooled mortgage debt. If market rates of interest on all variable-rate debt as of March 31, 2023 permanently increased or decreased by 1%, the annual increase or decrease in interest expense on the variable-rate debt and future earnings and cash flows would be approximately $0.2 million. See our Annual Report for expanded discussion regarding how we achieve our interest rate risk management objectives and how we often use financial instruments to hedge exposures to changes in interest rates on loans.
We are party to interest rate forward swap agreements which address the periods between the maturity dates of the effective swaps and the maturity dates of the Amended Term Loan Agreement. In tandem, the interest rate swaps effectively fix the interest rates for a constant notional amount through the maturity dates on borrowings under the Amended Term Loan Agreement.
The following table summarizes our effective interest rate swaps as of March 31, 2023:

							Fair Value as of
Effective Interest Rate Swaps	Effective Date	Termination Date	InvenTrust Receives	InvenTrust Pays Fixed Rate of	Fixed Rate Achieved	Notional Amount	March 31, 2023	December 31, 2022
5 year term loan	Dec 2, 2019	Dec 21, 2023	1-Month SOFR	1.41%	2.71%	$100,000	$2,390	$3,222
5 year term loan	Dec 2, 2019	Dec 21, 2023	1-Month SOFR	1.42%	2.72%	100,000	2,378	3,238
5.5 year term loan	Dec 2, 2019	Jun 21, 2024	1-Month SOFR	1.46%	2.76%	50,000	1,801	2,281
5.5 year term loan	Dec 2, 2019	Jun 21, 2024	1-Month SOFR	1.47%	2.77%	50,000	1,795	2,275
Pooled mortgage	Jan 18, 2023	Nov 2, 2023	1-Month SOFR	0.35%	2.00%	45,000	1,170	—
Pooled mortgage	Jan 18, 2023	Nov 2, 2023	1-Month SOFR	0.32%	1.97%	30,000	784	—
						$375,000	$10,318	$11,016
The following table summarizes our forward interest rate swaps as of March 31, 2023:

							Fair Value as of
Forward Interest Rate Swaps	Effective Date	Termination Date	InvenTrust Receives	InvenTrust Pays Fixed Rate of	Fixed Rate Achieved	Notional Amount	March 31, 2023	December 31, 2022
5.5 year term loan	Apr 3, 2023	Mar 22, 2027	1-Month SOFR	3.69%	4.99%	$100,000	$(960)	$—
5 year term loan	Dec 21, 2023	Sep 22, 2026	1-Month SOFR	1.51%	2.81%	100,000	4,249	4,949
5 year term loan	Dec 21, 2023	Sep 22, 2026	1-Month SOFR	1.51%	2.81%	100,000	4,227	4,924
5.5 year term loan	Jun 21, 2024	Mar 22, 2027	1-Month SOFR	1.54%	2.84%	50,000	1,747	2,116
5.5 year term loan	Jun 21, 2024	Mar 22, 2027	1-Month SOFR	1.48%	2.78%	50,000	1,827	2,196
						$400,000	$11,090	$14,185

The gains or losses resulting from marking-to-market our derivatives each reporting period are recognized as an increase or decrease in comprehensive income on our condensed consolidated statements of operations and comprehensive (loss) income.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Principal Executive Officer and our Principal Financial Officer, evaluated as of March 31, 2023, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2023, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Principal Executive Officer and our Principal Financial Officer as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
As of March 31, 2023, there have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 23, 2022, we established a share repurchase program (the "SRP") of up to $150.0 million of our outstanding shares of common stock. The SRP may be suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or particular amount of shares. As of March 31, 2023, no common stock has been repurchased under the SRP.
The following is a summary of all share repurchases during the first quarter of 2023:

Period	Total No. of Shares Purchased (a)	Average Price Paid per Share	Total No. of Shares Purchased as Part of Publicly Announced Plans or Programs	Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1 - January 31, 2023	—	$—	—	$150,000
February 1 - February 28, 2023	—	$—	—	$150,000
March 1 - March 31, 2023	23,954	$23.23	—	$150,000
(a)Consists of shares of common stock surrendered to the Company to satisfy tax withholding obligations associated with the vesting of restricted stock awards under our equity-based compensation plan.
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

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2023, filed with the SEC on May 2, 2023, is formatted in Extensible Business Reporting Language ("XBRL"): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed as part of this Quarterly Report on Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InvenTrust Properties Corp.

Date:	May 2, 2023
By:	/s/ Daniel J. Busch

Name:	Daniel J. Busch
Title:	President, Chief Executive Officer (Principal Executive Officer)

Date:	May 2, 2023
By:	/s/ Michael Phillips

Name:	Michael Phillips
Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)