Form 10-Q
period 2023-06-30
InvenTrust Properties Corp.
filed 2023-08-01
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of July 28, 2023, there were 67,531,335 shares of the registrant's common stock outstanding.

INVENTRUST PROPERTIES CORP.

Quarterly Report on Form 10-Q
For the quarterly period ended June 30, 2023
Table of Contents

-i-

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	As of
	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Investment properties
Land	$697,035	$650,764
Building and other improvements	1,949,421	1,825,893
Construction in progress	9,488	5,005
Total	2,655,944	2,481,662
Less accumulated depreciation	(425,963)	(389,361)
Net investment properties	2,229,981	2,092,301
Cash, cash equivalents and restricted cash	80,749	137,762
Investment in unconsolidated entities	3,753	56,131
Intangible assets, net	132,720	101,167
Accounts and rents receivable	31,858	34,528
Deferred costs and other assets, net	57,700	51,145
Total assets	$2,536,761	$2,473,034

Liabilities
Debt, net	$833,661	$754,551
Accounts payable and accrued expenses	39,063	42,792
Distributions payable	14,553	13,837
Intangible liabilities, net	33,326	29,658
Other liabilities	33,221	28,287
Total liabilities	953,824	869,125
Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 146,000,000 shares authorized, 67,531,335 shares issued and outstanding as of June 30, 2023 and 67,472,553 shares issued and outstanding as of December 31, 2022	68	67
Additional paid-in capital	5,461,253	5,456,968
Distributions in excess of accumulated net income	(3,905,747)	(3,879,847)
Accumulated comprehensive income	27,363	26,721
Total stockholders' equity	1,582,937	1,603,909
Total liabilities and stockholders' equity	$2,536,761	$2,473,034
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share amounts)

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Income
Lease income, net	$64,268	$58,935	$129,098	$116,703
Other property income	419	318	714	582
Other fee income	—	640	80	1,394
Total income	64,687	59,893	129,892	118,679

Operating expenses
Depreciation and amortization	28,263	24,205	55,021	47,034
Property operating	9,756	9,184	19,986	17,469
Real estate taxes	8,952	8,615	18,580	16,658
General and administrative	8,048	8,116	15,779	16,003
Total operating expenses	55,019	50,120	109,366	97,164

Other (expense) income
Interest expense, net	(9,377)	(5,631)	(18,886)	(10,440)
Loss on extinguishment of debt	—	—	—	(96)
Gain on sale of investment properties	984	36,856	984	36,856
Equity in earnings (losses) of unconsolidated entities	149	716	(514)	3,432
Other income and expense, net	644	207	1,091	155
Total other (expense) income, net	(7,600)	32,148	(17,325)	29,907

Net income	$2,068	$41,921	$3,201	$51,422

Weighted-average common shares outstanding - basic	67,523,105	67,413,049	67,515,913	67,384,044
Weighted-average common shares outstanding - diluted	67,711,848	67,550,846	67,683,226	67,577,524

Net income per common share - basic	$0.03	$0.62	$0.05	$0.76
Net income per common share - diluted	$0.03	$0.62	$0.05	$0.76

Distributions declared per common share outstanding	$0.22	$0.21	$0.43	$0.41
Distributions paid per common share outstanding	$0.22	$0.21	$0.42	$0.41

Comprehensive income
Net income	$2,068	$41,921	$3,201	$51,422
Unrealized gain on derivatives	10,835	5,514	7,518	20,920
Reclassification (to) from net income	(3,984)	492	(6,876)	1,517
Comprehensive income	$8,919	$47,927	$3,843	$73,859

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income	Total

Beginning balance, January 1, 2023	67,472,553	$67	$5,456,968	$(3,879,847)	$26,721	$1,603,909
Net income	—	—	—	1,133	—	1,133
Unrealized loss on derivatives	—	—	—	—	(3,317)	(3,317)
Reclassification from interest expense, net	—	—	—	—	(2,892)	(2,892)
Distributions declared	—	—	—	(14,548)	—	(14,548)
Stock-based compensation, net	36,088	1	2,119	—	—	2,120
Ending balance, March 31, 2023	67,508,641	$68	$5,459,087	$(3,893,262)	$20,512	$1,586,405
Net income	—	—	—	2,068	—	2,068
Unrealized gain on derivatives	—	—	—	—	10,835	10,835
Reclassification to interest expense, net	—	—	—	—	(3,984)	(3,984)
Distributions declared		—	—	(14,553)	—	(14,553)
Stock-based compensation, net	22,694	—	2,166	—	—	2,166
Ending balance, June 30, 2023	67,531,335	$68	$5,461,253	$(3,905,747)	$27,363	$1,582,937

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income (Loss)	Total

Beginning balance, January 1, 2022	67,344,374	$67	$5,452,550	$(3,876,743)	$(4,322)	$1,571,552
Net income	—	—	—	9,501	—	9,501
Unrealized gain on derivatives	—	—	—	—	15,406	15,406
Reclassification to interest expense, net	—	—	—	—	1,003	1,003
Reclassification to equity in earnings of unconsolidated entities	—	—	—	—	22	22
Distributions declared	—	—	—	(13,828)	—	(13,828)
Stock-based compensation, net	44,329	—	550	—	—	550
Ending balance, March 31, 2022	67,388,703	$67	$5,453,100	$(3,881,070)	$12,109	$1,584,206
Net income	—	—	—	41,921	—	41,921
Unrealized loss on derivatives	—	—	—	—	5,514	5,514
Reclassification to interest expense, net	—	—	—	—	547	547
Reclassification to equity in earnings of unconsolidated entities	—	—		—	(55)	(55)
Distributions declared	—	—	—	(13,836)	—	(13,836)
Stock-based compensation, net	38,868	—	1,192	—	—	1,192
Ending balance, June 30, 2022	67,427,571	$67	$5,454,292	$(3,852,985)	$18,115	$1,619,489

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months ended June 30
	2023	2022
Cash flows from operating activities:
Net income	$3,201	$51,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,021	47,034
Amortization of market-lease intangibles and inducements, net	(2,088)	(3,609)
Amortization of debt discounts and financing costs	2,119	1,341
Straight-line rent adjustment, net	(1,546)	(1,370)
Reversal of estimated credit losses	(340)	(1,777)
Gain on sale of investment properties	(984)	(36,856)
Loss on extinguishment of debt	—	96
Equity in losses (earnings) of unconsolidated entities	514	(3,432)
Distributions from unconsolidated entities	—	7,700
Stock-based compensation, net	4,269	2,402
Changes in operating assets and liabilities:
Accounts and rents receivable	6,181	5,027
Deferred costs and other assets, net	411	(3,029)
Accounts payable and accrued expenses	(4,162)	(433)
Other liabilities	889	(1,024)
Net cash provided by operating activities	63,485	63,492
Cash flows from investing activities:
Purchase of investment properties	(152,047)	(156,139)
Capital expenditures and tenant improvements	(12,692)	(10,134)
Investment in development and redevelopment projects	(2,622)	(6,124)
Proceeds from sale of investment properties, net	1,581	54,276
Distributions from unconsolidated entities	91,355	47,355
Lease commissions and other leasing costs	(1,840)	(2,061)
Other investing activities	(1,540)	(954)
Net cash used in investing activities	(77,805)	(73,781)
Cash flows from financing activities:
Distributions to shareholders	(28,385)	(27,630)
Line of credit proceeds	30,000	112,000
Line of credit repayments	(30,000)	—
Payoffs of debt	(13,700)	(22,328)
Principal payments on mortgage debt	(32)	(521)
Payment of loan fees and deposits	—	(179)
Other financing activities	(576)	(14)
Net cash (used in) provided by financing activities	(42,693)	61,328
Net decrease (increase) in cash, cash equivalents and restricted cash	(57,013)	51,039
Cash, cash equivalents and restricted cash at the beginning of the period	137,762	44,854
Cash, cash equivalents and restricted cash at the end of the period	$80,749	$95,893

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months ended June 30
	2023	2022
Supplemental disclosure and schedules:
Cash flow disclosure, including non-cash activities:
Cash paid for interest, net of capitalized interest	$16,727	$8,604
Cash paid for income taxes, net of refunds	$525	$471
Previously held equity investments in real estate assets acquired	$39,603	$—
Distributions payable to shareholders	$14,553	$13,836
Accrued capital expenditures and tenant improvements	$2,944	$2,607
Capitalized costs placed in service	$5,643	$2,494

Purchase of investment properties:
Net investment properties	$200,085	$216,750
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	52,871	29,759
Accounts payable and accrued expenses, lease intangibles, and other liabilities	(9,133)	(10,489)
Assumption of mortgage debt, at fair value	(91,776)	(79,881)
Cash outflow for purchase of investment properties, net	152,047	156,139
Assumption of mortgage principal	92,468	80,380
Capitalized acquisition costs	(150)	(886)
Credits and other changes in cash outflow, net	(365)	2,837
Gross acquisition price of investment properties	$244,000	$238,470

Sale of investment properties:
Net investment properties	$597	$17,792
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	—	544
Accounts payable and accrued expenses, lease intangibles, and other liabilities	—	(916)
Gain on sale of investment properties	984	36,856
Proceeds from sale of investment properties, net	1,581	54,276
Credits and other changes in cash inflow, net	111	1,174
Gross disposition price of investment properties	$1,692	$55,450
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.
Notes to Condensed Consolidated Financial Statements
June 30, 2023 and 2022
(Unaudited)
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of these interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (the "Quarterly Report") should refer to the audited consolidated financial statements of InvenTrust Properties Corp. (the "Company") as of and for the year ended December 31, 2022, which are included in the Company's Annual Report on Form 10-K (the "Annual Report") as certain note disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary (consisting of normal recurring accruals, except as otherwise noted) for a fair presentation have been included in these condensed consolidated financial statements. Unless otherwise noted, all square feet and dollar amounts are stated in thousands, except per share amounts.
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
As of June 30, 2023 and 2022, the Company had an investment in one unconsolidated real estate joint venture, IAGM Retail Fund I, LLC ("IAGM"). On January 18, 2023, the Company acquired the four remaining retail properties from IAGM by acquiring 100% of the membership interests in each of IAGM's wholly owned subsidiaries, as disclosed in "Note 6. Investment in Unconsolidated Entities".
The Company determined it has a single reportable segment, multi-tenant retail, for disclosure purposes in accordance with GAAP. The following table summarizes the Company's retail portfolio as of June 30, 2023 and 2022:

	Wholly-Owned Retail Properties		Unconsolidated Retail Properties at 100%
	2023	2022	2023	2022
No. of properties	63	57	—	5
Gross Leasable Area (square feet)	10,387	9,077	—	1,387

2. Basis of Presentation
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

3. Revenue Recognition
Operating Leases
Minimum lease payments to be received under long-term operating leases and short-term specialty leases, excluding additional percentage rent based on tenants' sales volume and tenant reimbursements of certain operating expenses, and assuming no exercise of renewal options or early termination rights, are as follows:

Minimum lease payments, by year	As of June 30, 2023
Remaining 2023	$94,140
2024	182,408
2025	164,700
2026	145,058
2027	111,938
Thereafter	380,531
Total	$1,078,775
The foregoing table includes payments from tenants who have taken possession of their space and tenants who have been moved to the cash basis of accounting for revenue recognition purposes. The remaining lease terms range from less than one year to seventy-six years.

The following table reflects the disaggregation of lease income, net:

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Minimum base rent	$41,545	$36,726	$82,021	$71,774
Real estate tax recoveries	7,948	7,739	16,465	15,006
Common area maintenance, insurance, and other recoveries	7,489	7,004	14,438	13,296
Ground rent income	4,797	3,760	9,507	7,370
Amortization of market-lease intangibles and inducements, net	572	1,062	2,088	3,609
Short-term and other lease income	635	1,120	1,949	2,184
Termination fee income	610	149	744	317
Straight-line rent adjustment, net	836	707	1,546	1,370
Reversal of uncollectible straight-line rent	17	504	216	998
Provision for uncollectible billed rent and recoveries	(181)	(144)	(466)	(380)
Reversal of uncollectible billed rent and recoveries	—	308	590	1,159
Lease income, net	$64,268	$58,935	$129,098	$116,703

4. Acquired Properties
The following table reflects the retail properties acquired, accounted for as asset acquisitions, during the six months ended June 30, 2023:

Acquisition Date	Property	Metropolitan Area	Square Feet	Gross Acquisition Price	Assumption of Mortgage Debt
January 18, 2023	Bay Colony (a)	Houston, TX	416	$79,100	$41,969
January 18, 2023	Blackhawk Town Center (a)	Houston, TX	127	26,300	13,008
January 18, 2023	Cyfair Town Center (a)	Houston, TX	433	79,200	30,880
January 18, 2023	Stables Town Center (a)	Houston, TX	148	37,000	6,611
June 2, 2023	The Shoppes at Davis Lake	Charlotte, NC	91	22,400	—
			1,215	$244,000	$92,468
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
(a)The retail property was acquired from the Company's unconsolidated joint venture, IAGM, as disclosed in "Note 6. Investment in Unconsolidated Entities". The Company recognized a fair value adjustment of $499 related to the mortgage payable secured by the property.
(b)The Company acquired a parcel of vacant land adjacent to this retail property.

Transaction costs of $150 were capitalized during the six months ended June 30, 2023, and $886 were capitalized during the six months ended June 30, 2022.

5. Disposed Properties
The following table reflects the real property disposed of during the six months ended June 30, 2023:

Date	Property	Metropolitan Area	Square Feet	Gross Disposition Price	Gain on Sale
June 20, 2023	Shops at the Galleria (a)	Austin, TX	N/A	$1,692	$984
			—	$1,692	$984
(a)This disposition was related to the completion of a partial condemnation at one retail property.

The following table reflects the real property disposed of during the six months ended June 30, 2022:

Date	Property	Metropolitan Area	Square Feet	Gross Disposition Price	Gain on Sale
June 30, 2022	Centerplace of Greeley	Denver, CO	152	$37,550	$25,147
June 30, 2022	Cheyenne Meadows	Denver, CO	90	17,900	11,709
			242	$55,450	$36,856

6. Investment in Unconsolidated Entities
Joint Venture Interest in IAGM
As of June 30, 2023 and December 31, 2022, the Company owned a 55% interest in one unconsolidated entity, IAGM, a joint venture partnership between the Company and PGGM Private Real Estate Fund. IAGM was formed on April 17, 2013 for the purpose of acquiring, owning, managing, and disposing of retail properties and sharing in the profits and losses from those retail properties and their activities.
On January 18, 2023, the Company acquired the four remaining retail properties from IAGM for an aggregate purchase price of $222.3 million by acquiring 100% of the membership interests in each of IAGM's wholly owned subsidiaries. The Company assumed aggregate mortgage debt of $92.5 million and funded the remaining balance with its available liquidity. IAGM recognized a gain on sale of $45.2 million, of which the Company's share was approximately $24.9 million. Subsequent to the transaction, IAGM proportionately distributed substantially all net proceeds from the sale, of which the Company's share was approximately $71.4 million. In connection with the foregoing, IAGM adopted a liquidation plan on January 11, 2023. As of June 30, 2023, net assets of IAGM were $6.9 million, inclusive of cash and cash equivalents of $10.4 million.
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

Condensed Financial Information
The following table presents condensed balance sheet information for IAGM:

	As of
	June 30, 2023	December 31, 2022
Assets:
Net investment properties	$—	$161,312
Other assets	10,708	65,565
Total assets	$10,708	$226,877
Liabilities and equity:
Mortgages debt, net	$—	$92,186
Other liabilities	3,803	7,392
Equity	6,905	127,299
Total liabilities and equity	$10,708	$226,877

Company's share of equity	$3,753	$70,869
Outside basis differences, net (a)	—	(14,738)
Carrying value of investments in unconsolidated entities	$3,753	$56,131
(a)The outside basis differences reflect unamortized deferred gains on historical property sales from IAGM to the Company.

The following table presents condensed income statement information of IAGM:

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Total income	$—	$6,604	$952	$14,983
Depreciation and amortization	—	(2,519)	(622)	(5,424)
Property operating	—	(1,111)	(232)	(2,441)
Real estate taxes	—	(834)	(127)	(2,245)
Asset management fees	—	(220)	(32)	(471)
Interest expense, net	—	(899)	(143)	(2,058)
Other income and expense, net	275	249	474	107
(Loss) gain on debt extinguishment	—	(91)	444	(202)
Gain on sale of real estate	—	1,244	45,208	4,995
Gain on sale of derivatives			2,556	—
Net income	$275	$2,423	$48,478	$7,244

Company's share of net income	$149	$1,332	$26,661	$3,984
Outside basis adjustments for IAGM's sales to the Company	—	(616)	(27,175)	(552)
Equity in (losses) earnings of unconsolidated entities	$149	$716	$(514)	$3,432

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
The Company's credit agreements and mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions and distribution limitations. As of June 30, 2023 and December 31, 2022, the Company was in compliance with all loan covenants.
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

The following table summarizes the Company's debt as of June 30, 2023 and December 31, 2022:

			As of June 30, 2023		As of December 31, 2022
	Maturity Date	Rate Type	Interest Rate	Amount	Interest Rate	Amount
Mortgages Payable
Fixed rate mortgages payable	Various	Fixed	3.12% (a) (b)	$171,080	3.95% (a)	$109,812
Variable rate mortgages payable	11/2/2023	Variable	1M SOFR + 1.65% (c)	17,468	—	—
Total				188,548		109,812

Term Loans
$200.0 million 5 years	9/22/2026	Fixed	2.71% (b)	100,000	2.71% (b)	100,000
$200.0 million 5 years	9/22/2026	Fixed	2.72% (b)	100,000	2.72% (b)	100,000
$200.0 million 5.5 years	3/22/2027	Fixed	2.77% (b)	50,000	2.77% (b)	50,000
$200.0 million 5.5 years	3/22/2027	Fixed	2.76% (b)	50,000	2.76% (b)	50,000
$200.0 million 5.5 years	3/22/2027	Fixed	4.99% (d)	100,000	1M SOFR + 1.30% (c)	100,000
Total				400,000		400,000

Senior Notes
$150.0 million	8/11/2029	Fixed	5.07%	150,000	5.07%	150,000
$100.0 million	8/11/2032	Fixed	5.20%	100,000	5.20%	100,000
Total				250,000		250,000

Revolving Line of Credit
$350.0 million total capacity	9/22/2025	Variable	1M SOFR + 1.14% (c)	—	1M SOFR + 1.14% (c)	—

Total debt			3.88%	838,548	4.08%	759,812
Debt discounts and issuance costs, net				(4,887)		(5,261)
Debt, net				$833,661		$754,551
(a)Interest rates reflect the weighted average of the Company's mortgages payable.
(b)Interest rates reflect the fixed rates achieved through the Company's interest rate swaps.
(c)As of June 30, 2023 and December 31, 2022, 1-Month Term SOFR was 5.14% and 4.36%, respectively.
(d)As of April 3, 2023, the variable portion was swapped to 3.69%, achieving a fixed rate of 4.99% through the maturity date.

The following table summarizes the scheduled maturities of the Company's mortgages payable as of June 30, 2023 for the remainder of 2023, each of the next four years, and thereafter.

Scheduled maturities by year:	As of June 30, 2023
2023 (a)	$92,468
2024	15,700
2025	22,880
2026	—
2027	26,000
Thereafter	31,500
Total mortgage payable maturities	$188,548
(a)Scheduled maturities during the year ended December 31, 2023 do not include two 12-month extension options available.

8. Fair Value Measurements
Recurring Measurements
The following financial instruments are remeasured at fair value on a recurring basis:

Fair Value Measurements as of
	June 30, 2023			December 31, 2022
Cash Flow Hedges: (a) (b)	Level 1	Level 2 (c)	Level 3	Level 1	Level 2 (d)	Level 3
Derivative interest rate swap assets	$—	$27,875	$—	$—	$26,721	$—
Derivative interest rate swap liabilities	$—	$—	$—	$—	$—	$—
(a)During the twelve months subsequent to June 30, 2023, an estimated $12,290 of derivative interest rate balances recognized in accumulated comprehensive income will be reclassified into earnings.
(b)As of June 30, 2023 and December 31, 2022, the Company determined that the credit valuation adjustments associated with nonperformance risk are not significant to the overall valuation of its derivatives. As a result, the Company's derivative valuations in their entirety are classified as Level 2 of the fair value hierarchy.
(c)The Company's derivative assets or liabilities are recognized as a part of deferred costs and other assets, net or other liabilities, respectively.
(d)The Company's derivative assets or liabilities are recognized as a part of deferred costs and other assets, net or other liabilities, respectively. IAGM's derivative assets were recognized as a part of investment in unconsolidated entities.
Nonrecurring Measurements
Investment Properties
During the three months ended June 30, 2023 and 2022, the Company had no Level 3 nonrecurring fair value measurements.
Financial Instruments Not Measured at Fair Value
The table below summarizes the estimated fair value of financial instruments presented at carrying values in the Company's condensed consolidated financial statements as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
	Carrying Value	Estimated Fair Value	Market Interest Rate	Carrying Value	Estimated Fair Value	Market Interest Rate
Mortgages payable	$188,548	$178,999	7.55%	$109,812	$100,218	6.81%
Senior notes	250,000	236,157	6.09%	250,000	235,820	6.05%
Term loans	400,000	400,501	5.45%	400,000	401,170	5.11%
Revolving line of credit	—	—	N/A	—	—	N/A
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
The following table reconciles the amounts used in calculating basic and diluted earnings per share:

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Numerator:
Net income attributed to common shares	$2,068	$41,921	$3,201	$51,422
Earnings allocated to unvested restricted shares	—	(171)	—	(138)
Net income attributed to common shares - basic and diluted	2,068	41,750	3,201	51,284

Denominator:
Weighted average common shares outstanding - basic	67,523,105	67,413,049	67,515,913	67,384,044
Dilutive effect of unvested restricted shares (a)	188,743	137,797	167,313	193,480
Weighted average common shares outstanding - diluted	67,711,848	67,550,846	67,683,226	67,577,524

Basic and diluted earnings per common share:
Net income per common share - basic	$0.03	$0.62	$0.05	$0.76
Net income per common share - diluted	$0.03	$0.62	$0.05	$0.76
(a)For the three and six months ended June 30, 2023, the Company has excluded the anti-dilutive effect of market-based awards granted in 2023.

ATM Program
On March 7, 2022, the Company established an at-the-market equity offering program (the "ATM Program") through which the Company may sell from time to time up to an aggregate of $250.0 million of its common stock. In connection with the ATM Program, the Company may sell shares of its common stock to or through sales agents, or may enter into separate forward sale agreements with one of the agents, or one of their respective affiliates, as a forward purchaser. As of June 30, 2023, the Company has not sold any common stock under the ATM Program.
Share Repurchase Program
On February 23, 2022, the Company established a share repurchase program (the "SRP") of up to $150.0 million of the Company's outstanding shares of common stock. The SRP may be suspended or discontinued at any time, and does not obligate the Company to repurchase any dollar amount or particular amount of shares. As of June 30, 2023, the Company has not repurchased any common stock under the SRP.

10. Stock-Based Compensation
Incentive Award Plan
Effective as of June 19, 2015, the Company's Board adopted the Incentive Award Plan, under which the Company may grant cash and equity incentive awards to eligible employees, directors, and consultants. The Company is authorized to issue or transfer up to 3,000,000 shares (the "Share Limit") of the Company's common stock pursuant to awards granted under the Incentive Award Plan.
As of June 30, 2023, 531,823 shares were available for future issuance under the Incentive Award Plan. Outstanding restricted stock unit ("RSU") awards are categorized as either time-based awards, performance-based awards, or market-based awards. All awards are granted at fair value, earn dividends throughout the vesting period, and have no voting rights.
Market-based awards are valued as of the grant date utilizing a Monte Carlo simulation model that assesses the probability of satisfying certain market performance thresholds over a three year performance period. The following table summarizes the Company's significant assumptions used in the Monte Carlo simulation models:

	Six months ended June 30, 2023	Six months ended June 30, 2022
Volatility	34.00%	33.89%
Risk free interest rate	4.45%	0.79%	-	1.76%
Dividend Yield	3.20%	3.24%
The following table summarizes the Company's RSU activity during the six months ended June 30, 2023:

	Unvested Time- Based RSUs	Unvested Performance and Market-Based RSUs	Weighted-Average Grant Date Value Per Share
Outstanding as of January 1, 2023	123,427	712,051	$23.35
Shares granted	152,393	445,828	$18.40
Shares vested	(30,256)	(60,042)	$30.85
Unearned performance shares added back to Share Limit	—	(69,803)	$31.40
Outstanding as of June 30, 2023	245,564	1,028,034	$20.03

As of June 30, 2023, there was $14,636 of total estimated unrecognized compensation expense related to unvested stock-based compensation arrangements which will be recognized through December 2025. The Company recognized stock-based compensation expense of $2,302 and $1,320 for the three months ended June 30, 2023 and 2022, respectively, and $4,269 and $2,402 for the six months ended June 30, 2023 and 2022, respectively.

Employee Stock Purchase Plan
On May 4, 2023, the Company established an Employee Stock Purchase Plan (the "ESPP") through which employees may purchase up to an aggregate of 3,300,000 shares of the Company's common stock. Shares may be purchased semi-annually at a price equal to 85% of the lesser of: (a) the closing price for a share on the first day of such period, and (b) the closing price for a share on the last day of such period. As of June 30, 2023, the Company has not issued any common stock under the ESPP.

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
Operating Lease Commitments
The Company has non-cancelable operating leases for office space used in its business. Future minimum operating lease obligations as of June 30, 2023, were as follows:

Minimum Lease Payments
Remaining 2023	$462
2024	628
2025	511
2026	517
2027	529
Thereafter	1,308
Total expected minimum lease obligation	3,955
Less: Amount representing interest (a)	(717)
Present value of net minimum lease payments	$3,238
(a)Interest includes the amount necessary to reduce to present value the total expected minimum lease obligations calculated at the Company's incremental borrowing rate.
12. Subsequent Events
In preparing its condensed consolidated financial statements, the Company has evaluated, for recognition and disclosure purposes, events and transactions occurring after June 30, 2023, through the date the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (this "Quarterly Report"), other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). These statements include statements about InvenTrust Properties Corp.'s (the "Company" or "InvenTrust") plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events; and they involve known and unknown risks that are difficult to predict.
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
Historically, management has evaluated our financial condition and operating performance by focusing on the following financial and nonfinancial indicators, discussed in further detail herein:
•Net Operating Income ("NOI") and Same Property NOI, supplemental non-GAAP measures;
•NAREIT Funds From Operations ("NAREIT FFO") Applicable to Common Shares and Dilutive Securities, a supplemental non-GAAP measure;
•Core FFO Applicable to Common Shares and Dilutive Securities, a supplemental non-GAAP measure;
•Cash flow from operations as determined in accordance with U.S. generally accepted accounting principles ("GAAP");
•Economic and leased occupancy and rental rates;
•Leasing activity and lease rollover;
•Operating expense levels and trends;
•General and administrative expense levels and trends;
•Debt maturities and leverage ratios; and
•Liquidity levels.
Recent Developments
On June 2, 2023, the Company acquired The Shoppes at Davis Lake, a 91,000 square foot neighborhood center anchored by Harris Teeter in Charlotte, North Carolina for a gross acquisition price of $22.4 million.

Our Retail Portfolio
Our wholly-owned and managed retail properties include grocery-anchored community and neighborhood centers and power centers, including those classified as necessity-based, as defined in our Annual Report. As of June 30, 2023, we owned 63 retail properties with a total gross leasable area ("GLA") of approximately 10.4 million square feet.
For the three and six months ended June 30, 2022, we have included results from the IAGM properties at 55% ("at share") when combined with our wholly-owned properties, defined as "Pro Rata Combined Retail Portfolio". On January 18, 2023, the Company acquired the four remaining retail properties held by its joint venture, IAGM Retail Fund I, LLC ("IAGM"). The following table summarizes our retail portfolio as of June 30, 2023 and 2022.

	Retail Portfolio		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2023	2022	2023	2022	2023	2022
No. of properties	63	57	—	5	63	62
GLA (square feet)	10,387	9,077	—	1,387	10,387	9,840
Economic occupancy (a)	93.9%	93.8%	—	86.2%	93.9%	93.2%
Leased occupancy (b)	96.2%	95.9%	—	89.3%	96.2%	95.4%
ABR PSF (c)	$19.18	$18.92	—	$17.21	$19.18	$18.80
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
Retail Portfolio Summary by Center Type
The following tables summarize our retail portfolio, by center type, as defined in our Annual Report, as of June 30, 2023 and 2022.

Community and neighborhood centers

	Retail Portfolio		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2023	2022	2023	2022	2023	2022
No. of properties	51	44	—	5	51	49
GLA (square feet)	6,863	5,329	—	1,387	6,863	6,092
Economic occupancy	94.1%	94.6%	—	86.2%	94.1%	93.5%
Leased occupancy	96.7%	97.0%	—	89.3%	96.7%	96.0%
ABR PSF	$19.96	$20.03	—	$17.21	$19.96	$19.71

Power centers

	Retail Portfolio		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2023	2022	2023	2022	2023	2022
No. of properties	12	13	—	—	12	13
GLA (square feet)	3,524	3,748	—	—	3,524	3,748
Economic occupancy	93.5%	92.7%	—	—	93.5%	92.7%
Leased occupancy	95.3%	94.5%	—	—	95.3%	94.5%
ABR PSF	$17.64	$17.31	—	—	$17.64	$17.31

Same Property Retail Portfolio Summary
Properties classified as same property were owned for the entirety of both periods presented ("Same Properties"). The following table summarizes the GLA, economic occupancy, leased occupancy, and ABR PSF of Same Properties included in our retail portfolio for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
No. of properties	54	54	52	52
GLA (square feet)	8,619	8,614	8,092	8,087
Economic occupancy	94.6%	94.0%	94.3%	93.6%
Leased occupancy	96.7%	96.1%	96.5%	95.9%
ABR PSF	$19.58	$19.03	$19.81	$19.24
Lease Expirations
The following table presents the lease expirations of our economic occupied Retail Portfolio as of June 30, 2023.

Lease Expiration Year	No. of Expiring Leases	GLA of Expiring Leases (square feet)	Percent of Total GLA of Expiring Leases	ABR of Expiring Leases	Percent of Total ABR	Expiring ABR PSF
2023	52	186	1.9%	$3,740	1.9%	$20.11
2024	166	850	8.7%	18,042	9.1%	21.23
2025	176	1,198	12.3%	20,910	10.5%	17.45
2026	214	971	10.0%	22,466	11.3%	23.14
2027	266	1,947	20.1%	39,578	19.9%	20.33
2028	197	1,046	10.7%	23,751	11.9%	22.71
2029	114	766	7.9%	15,671	7.9%	20.46
2030	73	371	3.8%	9,448	4.8%	25.47
2031	73	500	5.1%	10,430	5.3%	20.86
2032	93	578	5.9%	13,192	6.6%	22.82
Thereafter	68	1,295	13.3%	20,005	10.1%	15.45
Other (a)	18	49	0.5%	1,365	0.7%	27.86
	1,510	9,757	100%	$198,598	100%	$20.35
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

Leasing Activity, Retail Portfolio
The following table summarizes the leasing activity for leases that were executed during the six months ended June 30, 2023, compared with expiring or expired leases for the same or previous tenant for renewals and the same unit for new leases at the 63 properties in our Retail Portfolio. In our Retail Portfolio, we had GLA totaling 525 thousand square feet expiring during the six months ended June 30, 2023, of which 481 thousand square feet was re-leased to the in-place tenant. This achieved a retention rate of approximately 92%.

	No. of Leases Executed	GLA SF (in thousands)	New Contractual Rent ($PSF) (b)	Prior Contractual Rent ($PSF) (b)	% Change over Prior Lease Rent (b)	Weighted Average Lease Term (Years)	Tenant Improvement Allowance ($PSF)	Lease Commissions ($PSF)
All Tenants
Comparable Renewal Leases (a)	94	368	$23.61	$22.21	6.3%	5.2	$0.77	$—
Comparable New Leases (a)	9	18	$35.69	$33.40	6.9%	8.9	$19.41	$16.55
Non-Comparable Renewal and New Leases	38	215	$22.86	N/A	N/A	6.7	$11.53	$5.25
Total	141	601	$24.17	$22.73	6.3%	5.8	$5.17	$2.37

Anchor Tenants (leases ten thousand square feet and over)
Comparable Renewal Leases (a)	5	162	$13.40	$12.73	5.3%	5.0	$—	$—
Comparable New Leases (a)	—	—	$—	$—	—%	—	$—	$—
Non-Comparable Renewal and New Leases	4	129	$17.89	N/A	N/A	5.4	$—	$0.95
Total	9	291	$13.40	$12.73	5.3%	5.2	$—	$0.42

Small Shop Tenants (leases under ten thousand square feet)
Comparable Renewal Leases (a)	89	206	$31.61	$29.64	6.6%	5.4	$1.37	$—
Comparable New Leases (a)	9	18	$35.69	$33.40	6.9%	8.9	$19.41	$16.55
Non-Comparable Renewal and New Leases	34	86	$30.34	N/A	N/A	8.6	$28.85	$11.72
Total	132	310	$31.94	$29.94	6.7%	6.5	$10.02	$4.20
(a)Comparable leases are leases that meet all of the following criteria: terms greater than or equal to one year, unit was vacant less than one year prior to executed lease, square footage of unit remains unchanged or within 10% of prior unit square footage, and has a rent structure consistent with the previous tenant.
(b)Non-comparable leases are not included in totals.

Results of Operations
Comparison of results for the three and six months ended June 30, 2023 and 2022
We generate substantially all of our earnings from property operations. Since January 1, 2022, we have acquired eleven retail properties and disposed of three.
The following table presents the changes in our income for the three and six months ended June 30, 2023 and 2022.

	Three months ended June 30			Six months ended June 30
	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Income
Lease income, net	$64,268	$58,935	$5,333	$129,098	$116,703	$12,395
Other property income	419	318	101	714	582	132
Other fee income	—	640	(640)	80	1,394	(1,314)
Total income	$64,687	$59,893	$4,794	$129,892	$118,679	$11,213
Lease income, net, for the three months ended June 30, 2023 increased $5.3 million when compared to the same period in 2022, as a result of increases from properties acquired of $7.8 million, decreases from properties disposed of $2.8 million, and the following activity related to our Same Properties:
•$1.7 million of increased minimum rent attributable to increased occupancy levels and rental rates, partially offset by:
•$0.2 million of decreased real estate tax recoveries,
•$0.5 million of decreased percentage rent attributable to timing of grocer sales,
•$0.4 million of decreased amortization of market lease intangibles and straight-line rent adjustments, and
•$0.3 million of net changes in credit losses and related reversals primarily attributable to lump sum rent collections from our cash basis tenants in 2022 pertaining to prior period rent charges.
Lease income, net, for the six months ended June 30, 2023 increased $12.4 million when compared to the same period in 2022, as a result of increases from properties acquired of $16.5 million, decreases from properties disposed of $5.8 million, and the following activity related to our Same Properties:
•$3.5 million of increased minimum rent attributable to increased occupancy levels and rental rates,
•$1.0 million of increased common area maintenance and real estate tax recoveries, partially offset by:
•$0.3 million of decreased percentage rent attributable to timing of grocer sales,
•$1.9 million of decreased amortization of market lease intangibles and straight-line rent adjustments, and
•$0.6 million of net changes in credit losses and related reversals primarily attributable to lump sum rent collections from our cash basis tenants in 2022 pertaining to prior period rent charges.
The decreases in other fee income for each of the periods presented are a result of the Company acquiring the four remaining retail properties from IAGM.

The following table presents the changes in our operating expenses for the three and six months ended June 30, 2023 and 2022.

	Three months ended June 30			Six months ended June 30
	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Operating expenses
Depreciation and amortization	$28,263	$24,205	$4,058	$55,021	$47,034	$7,987
Property operating	9,756	9,184	572	19,986	17,469	2,517
Real estate taxes	8,952	8,615	337	18,580	16,658	1,922
General and administrative	8,048	8,116	(68)	15,779	16,003	(224)
Total operating expenses	$55,019	$50,120	$4,899	$109,366	$97,164	$12,202
Depreciation and amortization for the three months ended June 30, 2023 increased $4.1 million when compared to the same period in 2022, as a result of:
•$6.1 million of increases from properties acquired, partially offset by:
•$0.8 million of decreases from properties disposed, and
•$1.2 million of decreased in-place lease intangible amortization from our Same Properties.
Depreciation and amortization for the six months ended June 30, 2023 increased $8.0 million when compared to the same period in 2022, as a result of:
•$11.8 million of increases from properties acquired, partially offset by:
•$1.7 million of decreases from properties disposed, and
•$2.1 million of decreased in-place lease intangible amortization from our Same Properties.
Property operating expenses for the three months ended June 30, 2023 increased $0.6 million when compared to the same period in 2022, as a result of:
•$1.3 million of increases from properties acquired, partially offset by:
•$0.3 million of decreased repair and maintenance costs from our Same Properties, and
•$0.4 million of decreases from properties disposed.
Property operating expenses for the six months ended June 30, 2023 increased $2.5 million when compared to the same period in 2022, as a result of:
•$2.9 million of increases from properties acquired, and
•$0.5 million of increased repair and maintenance costs from our Same Properties, partially offset by:
•$0.9 million of decreases from properties disposed.
Real estate taxes for the three months ended June 30, 2023 increased $0.3 million when compared to the same period in 2022, as a result of:
•$1.1 million of increased real estate taxes from properties acquired, partially offset by:
•$0.3 million of decreased real estate taxes from our Same Properties, and
•$0.5 million of decreased real estate taxes from properties disposed.
Real estate taxes for the six months ended June 30, 2023 increased $1.9 million when compared to the same period in 2022, as a result of:
•$2.2 million of increased real estate taxes from properties acquired, and
•$0.7 million of increased real estate taxes from our Same Properties, partially offset by:
•$1.0 million of decreased real estate taxes from properties disposed.

The following table presents the changes in our other income and expenses for the three and six months ended June 30, 2023 and 2022.

	Three months ended June 30			Six months ended June 30
	2023	2022	Change	2023	2022	Change
Other (expense) income
Interest expense, net	$(9,377)	$(5,631)	$(3,746)	$(18,886)	$(10,440)	$(8,446)
Loss on extinguishment of debt	—	—	—	—	(96)	96
Gain on sale of investment properties	984	36,856	(35,872)	984	36,856	(35,872)
Equity in earnings (losses) of unconsolidated entities	149	716	(567)	(514)	3,432	(3,946)
Other income and expense, net	644	207	437	1,091	155	936
Total other (expense) income, net	$(7,600)	$32,148	$(39,748)	$(17,325)	$29,907	$(47,232)
Interest expense, net
Interest expense, net, for the three months ended June 30, 2023 increased $3.7 million when compared to the same period in 2022, primarily as a result of:
•the private placement of our senior notes in August 2022, generating increased interest expense of $3.2 million,
•aggregate assumption of mortgages of $115.3 million since April 1, 2022, generating increased interest expense of $0.7 million,
•increased interest rates on our corporate term loans generating increased interest expense of $0.5 million, and
•increased amortization of debt issuance costs of $0.6 million, partially offset by:
•decreased balances on our corporate line of credit resulting in decreased interest expense of $0.7 million, and
•aggregate reduction of mortgage payable of $67.0 million since April 1, 2022, generating decreased interest expense of $0.6 million.
Interest expense, net, for the six months ended June 30, 2023 increased $8.4 million when compared to the same period in 2022, primarily as a result of:
•the private placement of our senior notes in August 2022, generating increased interest expense of $6.4 million,
•increased interest rates on our corporate term loans generating increased interest expense of $2.0 million,
•aggregate assumption of mortgages of $172.8 million since January 1, 2022, generating increased interest expense of $1.6 million, and
•increased amortization of debt issuance costs of $0.8 million, partially offset by:
•decreased balances on our corporate line of credit resulting in decreased interest expense of $1.0 million, and
•aggregate reduction of mortgage payable of $90.3 million since January 1, 2022, generating decreased interest expense of $1.4 million.

Loss on extinguishment of debt
During the six months ended June 30, 2022, we recognized a loss of $0.1 million on the extinguishment of the $22.3 million mortgage payable on Pavilion at LaQuinta.
Gain on sale of investment properties
During the three and six months ended June 30, 2023, we recognized a gain of $1.0 million on the completion of a partial condemnation at one retail property.
During the three and six months ended June 30, 2022, we recognized gains of $36.9 million on the sale of two retail properties.

Equity in earnings (losses) of unconsolidated entities
The decreases in equity in earnings (losses) of unconsolidated entities for each of the periods presented are a result of the Company acquiring the four remaining retail properties from IAGM on January 18, 2023.
Other income and expense, net
The increases in other income and expense, net, for each of the periods presented are a result of increased interest income earned on cash and cash equivalents.

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
Comparison of Same Property results for the three and six months ended June 30, 2023 and 2022
A total of 54 and 52 wholly-owned retail properties met our Same Property criteria for the three and six months ended June 30, 2023 and 2022, respectively. The following table presents the reconciliation of net income, the most directly comparable GAAP measure, to NOI and Same Property NOI for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Net income	$2,068	$41,921	$3,201	$51,422
Adjustments to reconcile to non-GAAP metrics:
Other income and expense, net	(644)	(207)	(1,091)	(155)
Equity in (earnings) losses of unconsolidated entities	(149)	(716)	514	(3,432)
Interest expense, net	9,377	5,631	18,886	10,440
Loss on extinguishment of debt	—	—	—	96
Gain on sale of investment properties	(984)	(36,856)	(984)	(36,856)
Depreciation and amortization	28,263	24,205	55,021	47,034
General and administrative	8,048	8,116	15,779	16,003
Other fee income	—	(640)	(80)	(1,394)
Adjustments to NOI (a)	(2,035)	(2,422)	(4,594)	(6,294)
NOI	43,944	39,032	86,652	76,864
NOI from other investment properties	(5,934)	(2,368)	(14,877)	(7,534)
Same Property NOI	$38,010	$36,664	$71,775	$69,330
(a)Adjustments to NOI include termination fee income and expense and GAAP Rent Adjustments.

Comparison of the components of Same Property NOI for the three and six months ended June 30, 2023 and 2022

	Three months ended June 30				Six months ended June 30
	2023	2022	Change	Variance	2023	2022	Change	Variance
Lease income, net	$53,702	$52,984	$718	1.4%	$102,525	$98,956	$3,569	3.6%
Other property income	350	310	40	12.9%	596	569	27	4.7%
	54,052	53,294	758	1.4%	103,121	99,525	3,596	3.6%
Property operating	8,335	8,660	(325)	(3.8)%	16,081	15,631	450	2.9%
Real estate taxes	7,707	7,970	(263)	(3.3)%	15,265	14,564	701	4.8%
	16,042	16,630	(588)	(3.5)%	31,346	30,195	1,151	3.8%
Same Property NOI	$38,010	$36,664	$1,346	3.7%	$71,775	$69,330	$2,445	3.5%

Same Property NOI increased by $1.3 million, or 3.7%, when comparing the three months ended June 30, 2023 to the same period in 2022, and was primarily a result of:
•$1.7 million of increased minimum rent attributable to increased occupancy levels and rental rates, and
•$0.4 million of recoveries in excess of recoverable expenses, primarily attributable to leases with fixed recovery terms, partially offset by:
•$0.5 million of decreased percentage rent attributable to timing of grocer sales, and
•$0.3 million of net changes in credit losses and related reversals primarily attributable to lump sum rent collections from our cash basis tenants in 2022 pertaining to prior period rent charges.

Same Property NOI increased by $2.4 million, or 3.5%, when comparing the six months ended June 30, 2023 to the same period in 2022, and was primarily a result of:
•$3.5 million of increased minimum rent attributable to increased occupancy levels and rental rates, and
•$0.3 million of increased recoveries while recoverable expenses remained in-line, partially offset by:
•$0.3 million of decreased percentage rent attributable to timing of grocer sales,
•$0.6 million of net changes in credit losses and related reversals primarily attributable to lump sum rent collections from our cash basis tenants in 2022 pertaining to prior period rent charges, and
•$0.5 million of increased non-recoverable compensation costs tied to performance.

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
See our Annual Report for expanded descriptions of NAREIT FFO and Core FFO. NAREIT FFO Applicable to Common Shares and Dilutive Securities and Core FFO Applicable to Common Shares and Dilutive Securities is calculated as follows:

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Net income	$2,068	$41,921	$3,201	$51,422
Depreciation and amortization related to investment properties	28,077	23,996	54,620	46,618
Gain on sale of investment properties	(984)	(36,856)	(984)	(36,856)
Unconsolidated joint venture adjustments (a)	—	1,385	342	920
NAREIT FFO Applicable to Common Shares and Dilutive Securities	29,161	30,446	57,179	62,104
Amortization of market lease intangibles and inducements, net	(572)	(1,062)	(2,088)	(3,609)
Straight-line rent adjustments, net	(853)	(1,211)	(1,762)	(2,368)
Adjusting items, net (b)	1,322	524	3,256	1,397
Unconsolidated joint venture adjusting items, net (c)	(6)	(66)	(162)	128
Core FFO Applicable to Common Shares and Dilutive Securities	$29,052	$28,631	$56,423	$57,652

Weighted average common shares outstanding - basic	67,523,105	67,413,049	67,515,913	67,384,044
Dilutive effect of unvested restricted shares (d)	188,743	137,797	167,313	193,480
Weighted average common shares outstanding - diluted	67,711,848	67,550,846	67,683,226	67,577,524

Net income per common share - diluted	$0.03	$0.62	$0.05	$0.76
Per share adjustments - NAREIT FFO Applicable to Common Shares and Dilutive Securities	0.40	(0.17)	0.79	0.16
NAREIT FFO Applicable to Common Shares and Dilutive Securities per share	$0.43	$0.45	$0.84	$0.92
Per share adjustments - Core FFO Applicable to Common Shares and Dilutive Securities	—	(0.03)	(0.01)	(0.07)
Core FFO Applicable to Common Shares and Dilutive Securities per share	$0.43	$0.42	$0.83	$0.85
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

Liquidity and Capital Resources
Development, Redevelopment, Capital Expenditures and Leasing Activities
The following table summarizes capital resources used through development and redevelopment, capital expenditures, and leasing activities at our retail properties owned during the six months ended June 30, 2023. These costs are classified as cash used in capital expenditures and tenant improvements and investment in development and redevelopment projects on the condensed consolidated statements of cash flows during the six months ended June 30, 2023.

	Development and Redevelopment		Capital Expenditures	Leasing		Total
Direct costs	$2,182	(a)	$8,912	$2,891	(c)	$13,985
Indirect costs	440	(b)	889	—		1,329
Total	$2,622		$9,801	$2,891		$15,314
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

•To invest in or acquire properties;
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

Distributions
During the six months ended June 30, 2023, we declared distributions to our stockholders totaling $29.1 million and paid cash distributions of $28.4 million. As we execute on our retail strategy and continue to evaluate our business, results of operations and cash flows, our Board will continue to evaluate our distribution on a periodic basis.
Summary of Cash Flows

	Six months ended June 30		Change
	2023	2022
Cash provided by operating activities	$63,485	$63,492	$(7)
Cash used in investing activities	(77,805)	(73,781)	(4,024)
Cash (used in) provided by financing activities	(42,693)	61,328	(104,021)
(Decrease) increase in cash, cash equivalents and restricted cash	(57,013)	51,039	(108,052)
Cash, cash equivalents and restricted cash at beginning of period	137,762	44,854	92,908
Cash, cash equivalents and restricted cash at end of period	$80,749	$95,893	$(15,144)
Cash provided by operating activities of $63.5 million and $63.5 million for the six months ended June 30, 2023 and 2022, respectively, was generated primarily from income from property operations. Cash provided by operating activities remained flat when comparing the six months ended June 30, 2023 to the same period in 2022.
Cash used in investing activities of $77.8 million for the six months ended June 30, 2023 was the result of:
•$152.0 million for acquisitions of investment properties, and
•$18.8 million for capital investments and leasing costs, which were partially offset by cash provided by:
•$1.6 million from net proceeds received from the sale of investment properties, and
•$91.4 million from distributions from unconsolidated entities.
Cash used in investing activities of $73.8 million for the six months ended June 30, 2022 was the result of:
•$156.1 million for acquisitions of investment properties, and
•$19.4 million for capital investments and leasing costs, which were partially offset by cash provided by:
•$54.3 million from net proceeds received from the sale of investment properties, and
•$47.4 million from distributions from unconsolidated entities.
Cash used in financing activities of $42.7 million for the six months ended June 30, 2023 was the result of:
•$14.3 million for pay-offs of debt, and other financing activities, and
•$28.4 million to pay distributions.
Cash provided by financing activities of $61.3 million for the six months ended June 30, 2022 was the result of:
•$112.0 million drawn from the line of credit to partially finance our Austin acquisitions, which was partially offset by cash used for:
•$22.3 million for pay-offs of debt,
•$27.6 million to pay distributions, and
•$0.8 million for principal payments on mortgage debt, payment of loan fees, and other financing activities.
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
The following table presents our obligations to make future payments under debt and lease agreements as of June 30, 2023, exclusive of debt discounts and issuance costs that are not future cash obligations.

	Payments due by year ending December 31
	2023	2024	2025	2026	2027	Thereafter	Total
Long-term debt:
Fixed rate, principal (a)	$75,000	$15,700	$22,880	$200,000	$226,000	$281,500	$821,080
Variable-rate, principal	17,468	—	—	—	—	—	17,468
Interest	17,279	29,905	29,532	27,141	16,339	38,732	158,928
Total long-term debt	109,747	45,605	52,412	227,141	242,339	320,232	997,476
Operating leases (b)	462	628	511	517	529	1,308	3,955
Grand total	$110,209	$46,233	$52,923	$227,658	$242,868	$321,540	$1,001,431

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows. As of June 30, 2023, our debt included outstanding variable-rate debt of $417.5 million, of which $400.0 million has been swapped to a fixed rate.
On March 16, 2023, we entered into one interest rate swap agreement with a notional amount of $100.0 million at 3.69%, achieving a fixed interest rate of 4.99%. As of the effective date of April 3, 2023, the entirety of our variable rate term loans were swapped to fixed rates through the maturity dates of the Company's $400.0 million term loan credit agreement ("the Amended Term Loan Agreement").
As of June 30, 2023, our interest rate risk was limited to $17.5 million of variable rate pooled mortgage debt. If market rates of interest on all variable-rate debt as of June 30, 2023 permanently increased or decreased by 1%, the annual increase or decrease in interest expense on the variable-rate debt and future earnings and cash flows would be approximately $0.2 million. See our Annual Report for an expanded discussion regarding how we achieve our interest rate risk management objectives and how we often use financial instruments to hedge exposures to changes in interest rates on loans.
We are party to interest rate forward swap agreements which address the periods between the maturity dates of the effective swaps and the maturity dates of the Amended Term Loan Agreement. In tandem, the interest rate swaps effectively fix the interest rates for a constant notional amount through the maturity dates on borrowings under the Amended Term Loan Agreement.
The following table summarizes our effective interest rate swaps as of June 30, 2023:

							Fair Value as of
Effective Interest Rate Swaps	Effective Date	Termination Date	InvenTrust Receives	InvenTrust Pays Fixed Rate of	Fixed Rate Achieved	Notional Amount	June 30, 2023	December 31, 2022
5 year term loan	Dec 2, 2019	Dec 21, 2023	1-Month SOFR	1.41%	2.71%	$100,000	$1,837	$3,222
5 year term loan	Dec 2, 2019	Dec 21, 2023	1-Month SOFR	1.42%	2.72%	100,000	1,829	3,238
5.5 year term loan	Dec 2, 2019	Jun 21, 2024	1-Month SOFR	1.46%	2.76%	50,000	1,813	2,281
5.5 year term loan	Dec 2, 2019	Jun 21, 2024	1-Month SOFR	1.47%	2.77%	50,000	1,808	2,275
Pooled mortgage	Jan 18, 2023	Nov 2, 2023	1-Month SOFR	0.35%	2.00%	45,000	751	—
Pooled mortgage	Jan 18, 2023	Nov 2, 2023	1-Month SOFR	0.32%	1.97%	30,000	503	—
5.5 year term loan	Apr 3, 2023	Mar 22, 2027	1-Month SOFR	3.69%	4.99%	100,000	1,342	—
						$475,000	$9,883	$11,016
The following table summarizes our forward interest rate swaps as of June 30, 2023:

							Fair Value as of
Forward Interest Rate Swaps	Effective Date	Termination Date	InvenTrust Receives	InvenTrust Pays Fixed Rate of	Fixed Rate Achieved	Notional Amount	June 30, 2023	December 31, 2022
5 year term loan	Dec 21, 2023	Sep 22, 2026	1-Month SOFR	1.51%	2.81%	$100,000	$6,368	$4,949
5 year term loan	Dec 21, 2023	Sep 22, 2026	1-Month SOFR	1.51%	2.81%	100,000	6,346	4,924
5.5 year term loan	Jun 21, 2024	Mar 22, 2027	1-Month SOFR	1.54%	2.84%	50,000	2,598	2,116
5.5 year term loan	Jun 21, 2024	Mar 22, 2027	1-Month SOFR	1.48%	2.78%	50,000	2,680	2,196
						$300,000	$17,992	$14,185

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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Principal Executive Officer and our Principal Financial Officer, evaluated as of June 30, 2023, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2023, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Principal Executive Officer and our Principal Financial Officer as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
As of June 30, 2023, there have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 23, 2022, we established a share repurchase program (the "SRP") of up to $150.0 million of our outstanding shares of common stock. The SRP may be suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or particular amount of shares. As of June 30, 2023, no common stock has been repurchased under the SRP.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description

3.1	Seventh Articles of Amendment and Restatement of InvenTrust Properties Corp., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on May 14, 2015)
3.2	Articles of Amendment of InvenTrust Properties Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on August 5, 2021)
3.3	Articles of Amendment of InvenTrust Properties Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on August 5, 2021)
3.4	Articles Supplementary of InvenTrust Properties Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on October 12, 2021)
3.5	Articles of Amendment of InvenTrust Properties Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on April 28, 2022)
3.6	Articles of Amendment of InvenTrust Properties Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on May 8, 2023)
3.7
Fourth Amended and Restated Bylaws of the Company, dated as of May 5, 2023 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on May 8, 2023)

10.1*^	InvenTrust Properties Corp. 2023 Employee Stock Purchase Plan
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2023, filed with the SEC on August 1, 2023, is formatted in Extensible Business Reporting Language ("XBRL"): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed as part of this Quarterly Report on Form 10-Q
** Furnished as part of this Quarterly Report on Form 10-Q
^ Management contract or compensatory plan or agreement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InvenTrust Properties Corp.

Date:	August 1, 2023
By:	/s/ Daniel J. Busch

Name:	Daniel J. Busch
Title:	President, Chief Executive Officer (Principal Executive Officer)

Date:	August 1, 2023
By:	/s/ Michael Phillips

Name:	Michael Phillips
Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)