Form 10-K
period 2023-12-31
InvenTrust Properties Corp.
filed 2024-02-14
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
COMMISSION FILE NUMBER: 001-40896
INVENTRUST PROPERTIES CORP.
(Exact name of registrant as specified in its charter)

Maryland			34-2019608
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

3025 Highland Parkway,		Suite 350
Downers Grove,	Illinois	60515	(855)	377-0510
(Address of principal executive offices) (Zipcode)			(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

Common stock, $0.001 par value	IVT	New York Stock Exchange
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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2023, the aggregate market value of the voting and non-voting common stock held by non-affiliates of InvenTrust Properties Corp. was approximately $1.6 billion, based upon the closing price on the New York Stock Exchange for such equity on June 30, 2023.
As of February 1, 2024, there were 67,807,831 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information that will be contained in InvenTrust Properties Corp.'s Proxy Statement relating to its 2023 Annual Meeting of Stockholders, which InvenTrust Properties Corp. intends to file no later than 120 days after the end of its fiscal year ended December 31, 2023, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K.

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
•future increases in interest rates;
•rising inflation;
•natural or man-made disasters, severe weather and climate-related events, such as earthquakes, tsunamis, tornadoes, hurricanes, droughts, blizzards, hailstorms, floods, wildfires, mudslides, oil spills, nuclear incidents, and outbreaks of pandemics or contagious diseases, or fear of such outbreaks;
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

PART I
As used throughout this Annual Report, the terms "Company," "InvenTrust," "we," "us," or "our" mean InvenTrust Properties Corp. and its wholly-owned subsidiaries, and, for periods presented prior to January 1, 2023, its unconsolidated joint venture investment (as further described below). Unless otherwise noted, all dollar amounts and square feet are stated in thousands, except per share and per square foot amounts. Any references to number of properties, square feet, and tenant and occupancy data are unaudited.
Item 1. Business
General
On October 4, 2004, InvenTrust Properties Corp. was incorporated as Inland American Real Estate Trust, Inc., a Maryland corporation, and elected to operate in a manner to be taxed as a REIT for federal tax purposes. The Company changed its name to InvenTrust Properties Corp. in April 2015 and is focused on owning, leasing, redeveloping, acquiring and managing a multi-tenant retail platform. On October 12, 2021, the Company's shares of common stock were listed and began trading on the New York Stock Exchange ("NYSE") under the ticker symbol "IVT."
InvenTrust's wholly-owned and managed retail properties include grocery-anchored community and neighborhood centers and power centers, including those classified as necessity-based. As of December 31, 2023, the Company owned 62 retail properties with a total gross leasable area ("GLA") of approximately 10.3 million square feet.
The following table summarizes our retail portfolio as of December 31, 2023.

As of December 31, 2023
No. of properties	62
GLA (square feet)	10,324
Economic occupancy (a)	93.3%
Leased occupancy (b)	96.2%
ABR PSF (c)	$19.48
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
Joint Venture Acquisition
As of December 31, 2022, the Company owned a 55% interest in IAGM Retail Fund I, LLC ("IAGM"), an unconsolidated retail joint venture partnership between the Company and PGGM Private Real Estate Fund ("PGGM"). IAGM was formed on April 17, 2013 for the purpose of acquiring, owning, managing, and disposing of retail properties and sharing in the profits and losses from those retail properties and their activities. As of December 31, 2022, IAGM was the Company's sole joint venture and was unconsolidated. On January 18, 2023, the Company acquired the four remaining retail properties from IAGM. Throughout this Annual Report, where indicated as "Pro Rata," the Company has included the results from its ownership share of its joint venture properties at 55% ("at share") when combined with the Company's wholly owned properties, defined as "Pro Rata," except for property and lease count, as of and for the year ended December 31, 2022.
Business Strategy
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
Enhancing our environmental, social and governance practices and standards. We continue to focus on environmental, social and governance ("ESG") practices and standards across our platform. We believe we can enhance our communities, conserve resources and foster a best-in-class working environment while growing long term stockholder value. We remain committed to transparency in our investment strategy with a focus on operating efficiency, responding to evolving trends, and addressing the needs of our tenants and communities by continuing to integrate environmental sustainability, social responsibility, and strong governance practices throughout our organization. We believe our concentrated portfolio and focused strategy will allow us to adapt to the evolving needs of stakeholders.
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
Human Capital Management
Our employees are our greatest asset and the foundation for our success. Together, we focus on building an inclusive culture where innovative thinking is valued, collaboration is essential, and communicating the "why" is a necessity. We are committed to creating a corporate culture characterized by high levels of employee engagement, growth and development, and health and wellness. We seek to attract and retain diverse and talented professionals who provide a wide range of opinions and experiences to drive our business forward. As of December 31, 2023, we have 104 full-time employees.
We define racial diversity as employees who are African American or Black, Alaskan Native or Native American, Asian, Hispanic or Latinx, and Native Hawaiian or Pacific Islander. We define gender diversity as employees who identify as women. Overall diversity across our workforce is approximately 67%, including gender and racial/ethnic groups. Racial diversity across our workforce is 19%. Women represent approximately 61% of our employees.

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
Employee engagement is critical to our success. We believe in fostering a highly engaged inclusive environment which drives growth and productivity. We believe that our heightened focus on employee development and health and wellness creates a more engaged workforce. In 2023, 87% of our employees were highly engaged and we were named of one Chicago's Top Workplaces by The Chicago Tribune for the second year in a row. We believe that the more engaged our employees are the more likely productivity will increase and drive empowerment throughout the organization for our employees to act like owners. Our hybrid work model provides an opportunity for employees to balance work and life whether they are in the office or at home. We also host monthly events focused on employee education, health and wellness, engagement activities, and giving back to our communities. Our events consist of company-wide executive led meetings to stay connected with our employees, wellness competitions, food trucks, game days, happy hours, and charity events serving our communities. We are proud that 100% of our employees participated in charitable events giving back to our communities in 2023. Our Flexible Fridays program enables our employees to balance work and life focusing on mental health as well as giving back to our communities through charitable endeavors.
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
Environment, Social and Governance
ESG is not new to InvenTrust. Since 2013, we have participated in compiling and reporting on ESG metrics with GRESB (formerly "Global Real Estate Sustainability Benchmark"), an independent organization providing ESG performance data and peer benchmarks for investors and organizations. We believe we can enhance our communities, conserve resources, and foster a best-in-class working environment while growing long-term stockholder value. In 2023, we set energy, water, waste and greenhouse gas reduction targets, continued progress towards our 5-year goals, and increased our GRESB score by five points year over year.
We remain committed to transparency in our investment strategy with a focus on operating efficiency, responding to evolving trends, and addressing the needs of our tenants and communities by continuing to integrate environmental sustainability, social responsibility, and strong governance practices throughout our organization. For the avoidance of doubt, neither our 2022 ESG Report nor any portion thereof is incorporated by reference into this Annual Report.
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

Our Website and Availability of SEC Reports and Other Information
The Company maintains a website at the following address: www.inventrustproperties.com. The information on the Company's website is not incorporated by reference in this Annual Report or in any other report or document we file with the U.S. Securities and Exchange Commission ("SEC"), and any references to our website are intended to be inactive textual references only. In addition, we reference certain sources included on our website, including our ESG Report, in this Annual Report, and none of these are incorporated by reference in, or are otherwise to be regarded as part of, this Annual Report.
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
Investors and others should note that InvenTrust routinely announces material information to investors and the marketplace using SEC filings, press releases, public conference calls, webcasts and the InvenTrust investor relations website. We also intend to use certain social media channels as a means of disclosing information about us and our business to our colleagues, customers, investors and the public (e.g., the InvenTrust X account (twitter.com/inventrustprop); and the InvenTrust LinkedIn account (linkedin.com/company/inventrustproperties). The information posted on social media channels is not incorporated by reference in this Annual Report or in any other report or document we file with the SEC. While not all of the information that the Company posts to the InvenTrust investor relations website or to social media accounts is of a material nature, some information could be deemed to be material. Accordingly, the Company encourages investors, the media, and others interested in InvenTrust to review the information that it shares on the Company's investor relations website at inventrustproperties.com/investor-relations, and regularly follow the Company's social media accounts.
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
Risk Factors Related to Our Business and Strategy
Economic, political and market conditions could negatively impact our business, results of operations and financial condition
Our business is affected by economic, political and market challenges experienced by the U.S. or global economies or the real estate industry as a whole; by the regional or local economic conditions in the markets in which our assets are located, including any dislocations in the credit markets; or by competitive business market conditions experienced by us. These conditions may materially affect our value and the performance of our assets and our ability to sell assets, as well as our ability to make principal and interest payments on, or refinance, outstanding debt when due.
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
As of December 31, 2023, approximately 41.7% of the total annualized base rental income in our retail portfolio was generated by properties located in Texas, with 17.5%, 11.2%, 9.8%, and 3.2% of our total annualized base rental income generated by properties in Austin, Houston, Dallas-Fort Worth-Arlington, and San Antonio metropolitan areas, respectively. An oversupply of retail properties without corresponding increases in demand in any of these markets could have a material adverse effect on our financial condition, our results of operations and our ability to pay distributions.
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
As of December 31, 2023, approximately 58.0% of our total annualized base rental income is generated by our small shop tenants. Our small shop tenants may be more vulnerable to negative economic conditions as they generally have more limited resources than our anchor tenants. If a significant number of our small shop tenants experience financial difficulties or are unable to remain open, our cash flow, financial condition and result of operations could be adversely affected.
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
•competition for tenancy of our leases
As of December 31, 2023, economic occupancy and leased occupancy of our retail portfolio was 93.3% and 96.2%, respectively. As of December 31, 2023, leases representing approximately 5.0% and 12.1% of our retail portfolio GLA were scheduled to expire in 2024 and 2025, respectively. We cannot assure our stockholders that leases will be renewed or that our properties will be re-leased on terms equal to or better than the current terms, or at all. We also may not be able to lease space which is currently not occupied on acceptable terms and conditions, if at all. In addition, some of our tenants have leases that include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no liability to us. We may be required to offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to retain these tenants or attract new ones. Portions of our assets may remain vacant for extended periods of time. If the rental rates for our assets decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, cash flows and results of operations could be adversely affected.

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
Pandemics, epidemics or other health crises may have a negative effect on our and our tenants' businesses, financial condition, results of operations, cash flows, and liquidity.
Our business, and the businesses of our tenants, could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic, epidemic, or other health crisis, especially if there is a negative impact to customers' willingness or ability to frequent our tenants' businesses.
Such crises could cause significant disruptions to the United States and global economy and contribute to significant volatility and negative pressure in financial markets. Government responses, including quarantines, restrictions on travel, mandatory closures of businesses, or other restrictions, as well as changes in consumer behavior, could negatively impact our tenants and their ability to operate their businesses, which could impact our ability to collect on current or past due rent payments or fully recover amounts due under the terms of a lease agreement in the event of a default by a tenant.
The unpredictable nature of pandemics, epidemics, and other health crises precludes any prediction as to one’s ultimate adverse impact. A worsening of the economic, political and social environment as a result presents material risks and uncertainties with respect to our and our tenants’ business, financial condition, results of operations, cash flows, liquidity, and ability to satisfy debt service obligations.
Risk Factors Related to Real Estate Investments
There are inherent risks with investments in retail real estate
Investments in real estate are subject to varying degrees of risk. Among the factors that could have a negative impact on our assets and the value of an investment in us are the following:
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
•significant capital expenditures may be required to improve our properties to attract tenants;
•the ongoing need for owner-funded capital for improvements and expenditures to maintain or upgrade assets, make tenant improvements and pay leasing commissions;
•fluctuations in real estate values or potential impairments in the value of our assets;
•natural disasters, such as earthquakes, droughts, hurricanes, floods, extreme storms and weather or other under-insured or uninsured losses, which may result from or be exacerbated by climate change, and man-made events, such as terrorist attacks or events of sabotage; and
•changes in interest rates and availability, and cost and terms of financing.

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
•the passage of legislations or other regulatory developments that may adversely affect the Company or the REIT industry, including but not limited to Section 1031 of the Code;
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
For the year ended December 31, 2023, distributions were paid from cash flow from operations and proceeds from the sales of properties.

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
We maintain insurance coverage with third-party carriers who provide a portion of the coverage of potential losses, including wind, flood, named windstorm, earthquake, fire, and other property-related perils. We currently self-insure a portion of our commercial insurance deductible risk through our captive insurance company. To the extent that our captive insurance company is unable to bear that risk, we may be required to fund additional capital to our captive insurance company or we may be required to bear that loss. As a result, our operating results may be adversely affected.
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
Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools – including generative and other artificial intelligence – that circumvent security controls, evade detection and remove forensic evidence. As a result, we, or our tenants, may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our or their IT networks and related systems, confidential information or business. Our and our tenants' primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationships with our tenants or damage to our tenants' relationships with their customers, as applicable, and private data exposure. Our and our tenants' financial results and reputation may be negatively impacted by such an incident.
There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. Further, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.
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
We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements, for which there is limited judicial and administrative interpretation, however, are highly technical and complex. Therefore, we cannot guarantee that we have qualified or will qualify as a REIT in the future. The determination that we are a REIT requires an analysis of various factual matters that may not be totally within our control. To qualify as a REIT, our assets must be substantially comprised of real estate assets as defined in the Code, and related guidance and our gross income must generally come from rental and other real estate or passive related sources that are itemized in the REIT tax laws. We are also required to distribute to security holders at least 90% of our REIT taxable income excluding net capital gains.
If we fail to qualify as a REIT, we would be subject to U.S. federal income tax at regular corporate rates and would have to pay significant income taxes unless the Internal Revenue Service (“IRS”) granted us relief under certain statutory provisions. In addition, we would remain disqualified from taxation as a REIT for four years following the year in which we failed to qualify as a REIT. We would therefore have less money available for investments or for distributions to security holders and would no longer be required to make distributions to security holders. This would likely have a significant negative impact on the value of our securities.
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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.
We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework ("NIST CSF"). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Our cybersecurity risk management program includes:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•a team responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•cybersecurity awareness training of our employees, incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a risk management process for essential third-party service providers, suppliers, and vendors, as identified by management.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, and/or financial condition.
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the "Committee") oversight of cybersecurity and other information technology risks. The Committee oversees management's implementation of our cybersecurity risk management program.
The Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.
The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cybersecurity risk management program. Board members receive presentations on cybersecurity topics from our Vice President of Information Technology ("VP IT") or external experts as part of the Board's continuing education on topics that impact public companies.
Our management team, including the VP IT, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises our retained external cybersecurity consultants. Our management team has experience with implementing IT organizational policies and procedures, working in multiple platform environments, and overseeing corporate networking and hardware framework.
Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from our internal team; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.

Item 2. Properties
As of December 31, 2023 and 2022, InvenTrust's wholly-owned and managed retail properties include grocery-anchored community and neighborhood centers and power centers, including those classified as necessity-based. For the year ended December 31, 2022, we have included results from the properties previously owned by our 55% ownership interest in IAGM at share when combined with our wholly-owned properties, defined as "Pro Rata Combined Retail Portfolio."
The following table summarizes our retail portfolio, on a wholly-owned, IAGM, and pro-rata combined basis, as of December 31, 2023 and 2022.

	Wholly-Owned Retail Properties		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2023	2022	2023	2022	2023	2022
No. of properties	62	58	—	4	62	62
GLA (square feet)	10,324	9,171	—	1,125	10,324	9,790
Economic occupancy	93.3%	94.2%	—%	90.2%	93.3%	93.9%
Leased occupancy	96.2%	96.2%	—%	93.6%	96.2%	96.1%
ABR PSF	$19.48	$19.26	$—	$16.22	$19.48	$19.08
The following table represents the geographical diversity of our retail portfolio by ABR as of December 31, 2023.

Market	No. of Properties	ABR	ABR PSF	ABR as % of Total	GLA	GLA as % of Total
Austin-Round Rock, TX	8	$32,625	$16.74	17.5%	2,056	19.9%
Houston-Sugar Land-Baytown, TX	6	20,908	16.39	11.2%	1,409	13.6%
Miami-Fort Lauderdale-Miami Beach, FL	3	18,895	23.06	10.1%	859	8.3%
Dallas-Fort Worth-Arlington, TX	7	18,325	20.02	9.8%	939	9.1%
Atlanta Metro Area, GA	9	18,023	20.73	9.7%	995	9.6%
Raleigh-Cary-Durham, NC	5	13,318	20.09	7.2%	688	6.7%
So. California - Los Angeles, CA	3	11,247	20.94	6.0%	579	5.6%
Charlotte-Gastonia-Concord, NC	4	9,492	20.00	5.1%	515	5.0%
Orlando-Kissimmee, FL	4	9,026	24.24	4.8%	378	3.7%
Tampa-St. Petersburg, FL	3	8,614	13.26	4.6%	753	7.3%
Washington D.C/Richmond Metro Area	3	8,494	26.78	4.6%	358	3.5%
San Antonio, TX	2	5,993	25.62	3.2%	261	2.5%
So. California - San Diego, CA	2	5,752	26.04	3.1%	225	2.2%
So. California - Inland Empire, CA	2	5,116	24.21	2.8%	246	2.4%
Cape Coral-Fort Myers, FL	1	574	9.68	0.3%	63	0.6%
Total	62	$186,402	$19.48	100%	10,324	100%

The following table presents information regarding the top 10 tenants of our retail portfolio by ABR as of December 31, 2023.

Parent Name	Tenant Name/Count	No. of Leases	ABR	% of Total ABR	GLA	% of Total Occ.GLA
Kroger	Kroger 7 / Kroger Gas 1 / Harris Teeter 4 / Ralphs 3	15	$9,676	5.2%	864	8.4%
Publix Super Markets, Inc.	Publix 11 / Publix Liquor 3	14	6,204	3.3%	541	5.2%
TJX Companies	Marshalls 7 / HomeGoods 5 / TJ Maxx 2	14	4,872	2.6%	397	3.8%
Albertson's	Safeway 1 / Tom Thumb 2 / Market Street 2 / Albertsons 1	6	4,303	2.3%	365	3.5%
H.E.B.	H.E.B. 4 / H.E.B. Staff Office 1	5	4,220	2.3%	447	4.3%
Amazon, Inc.	Whole Foods Market 5	5	2,701	1.4%	194	1.9%
BC Partners	Petsmart 7	7	2,436	1.3%	151	1.5%
Best Buy		4	2,270	1.2%	138	1.3%
Apollo Global Management, Inc.	Michael's 7	7	2,052	1.1%	161	1.6%
Ulta Beauty Inc.		8	2,028	1.1%	83	0.8%
		85	$40,762	21.8%	3,341	32.3%
The following table presents the lease expirations of our retail portfolio as of December 31, 2023. This table does not include expirations of signed but not yet commenced leases, nor does it assume that unexercised contractual lease renewal or extension options contained in our leases will, in fact, be exercised.

Lease Expiration Year	No. of Expiring Leases	GLA of Expiring Leases	Percent of Total GLA of Expiring Leases	ABR of Expiring Leases	Percent of Total ABR	Expiring ABR PSF (a)
2024	108	479	5.0%	$10,811	5.4%	$22.57
2025	170	1,170	12.1%	20,178	10.1%	17.25
2026	216	958	9.9%	22,433	11.2%	23.42
2027	266	1,887	19.6%	38,897	19.5%	20.61
2028	227	1,054	10.9%	25,602	12.8%	24.29
2029	153	1,127	11.7%	22,457	11.2%	19.93
2030	80	383	4.0%	9,980	5.0%	26.06
2031	75	504	5.2%	10,563	5.3%	20.96
2032	90	549	5.7%	12,673	6.3%	23.08
2033	61	386	4.0%	9,959	5.0%	25.80
Thereafter	42	1,100	11.5%	15,048	7.7%	13.68
Other (b)	10	34	0.4%	1,052	0.5%	30.94
Totals	1,498	9,631	100%	$199,653	100%	$20.73
(a)Expiring ABR PSF reflects ABR PSF at the time of lease expiration.
(b)Other lease expirations include the GLA, ABR and ABR PSF of month-to-month leases.

Our retail business is neither highly dependent on specific retailers nor subject to lease roll-over concentration. We believe this minimizes our risk of significant revenue variances over time.
Certain of our properties are encumbered by mortgages, totaling $168.5 million as of December 31, 2023. Additional detail about our retail properties can be found on Schedule III – Real Estate and Accumulated Depreciation.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock trades on the NYSE under the ticker symbol "IVT". As of February 1, 2024, there were 21,964 holders of record of shares of our outstanding common stock.
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
Issuer Purchases of Equity Securities
Share Repurchase Program
On February 23, 2022, we established a share repurchase program (the "SRP") of up to $150.0 million of our outstanding shares of common stock. The SRP may be suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or particular amount of shares. As of December 31, 2023, no common stock has been repurchased under the SRP.
Stock-Based Compensation Plans
During the year ended December 31, 2023, certain of the Company's employees surrendered shares of common stock to satisfy tax withholding obligations associated with the vesting of shares of common stock issued under the InvenTrust Properties Corp. 2015 Incentive Award Plan ("Incentive Award Plan") and the purchase of shares of common stock at a discount under the Employee Stock Purchase Plan (the "ESPP").
The following table summarizes all share repurchases during the fourth quarter of 2023:

Period	Total No. of Shares Purchased (a)	Average Price Paid per Share	Total No. of Shares Purchased as Part of Publicly Announced Plans or Programs	Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2023	—	$—	—	$150,000
November 1 - November 30, 2023	—	$—	—	$150,000
December 1 - December 31, 2023	39,901	$25.73	—	$150,000
(a)Consists of shares of common stock surrendered to the Company to satisfy tax withholding obligations.
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
During the year ended December 31, 2023 and 2022, we declared and paid cash distributions of $57.5 million and $55.3 million respectively. For the distribution of $0.2155 declared on December 28, 2023 and paid on January 15, 2024, $0.1030 of the distribution is reported for the tax year 2023 and included in the tax characterization percentages in the table below.
The tax characterization of our distributions declared for the years ended December 31, 2023 and 2022 was as follows:

Common Stock:	2023	2022
Ordinary distribution	78.50%	93.20%
Other forms of distributions	—%	6.80%
Capital gain distributions (a)	21.50%	—%
Total distributions per share of common stock	100.00%	100.00%
(a)Of the Total Capital Gain Distribution, 0% is excluded under Reg. 1.1061-4(b)(7). The remaining 100% is a Three Year Amount under Reg. 1.1061-6(c).

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
The following graph depicts the total cumulative stockholder return of the Company’s common stock from October 12, 2021, the first day of trading of our common stock on the NYSE, through December 31, 2023, relative to the performance of the FTSE National Association of Real Estate Investment Trusts Equity REITs Index (the "FTSE NAREIT Equity Index"), the FTSE National Association of Real Estate Investment Trusts Equity Shopping Centers Index (the "FTSE NAREIT Shopping Centers Index"), and the Standard and Poor’s 500 Stock Index (S&P 500 Index). The graph assumes an initial investment of $100.00 at the first NYSE trade price of $23.61 on October 12, 2021 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

Ticker / Index	10/12/2021	12/31/2021	12/31/2022	12/31/2023
IVT	$100.00	$116.32	$104.34	$115.87
FTSE NAREIT Equity Index	100.00	112.75	85.28	96.99
FTSE NAREIT Shopping Centers Index	100.00	107.87	94.34	105.70
S&P 500 Index	100.00	109.88	89.98	113.63

Recent Sales of Unregistered Securities
None.
Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis relates to the operations of the Company for the years ended December 31, 2023 and 2022 and its financial position as of December 31, 2023 and 2022. Discussion of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Annual Report can be found in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2022. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this Annual Report. This discussion contains forward-looking statements about our business. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in "Forward-Looking Statements" and "Part I, Item 1A. Risk Factors" contained in this Annual Report and in our other reports that we file from time to time with the SEC.
Executive Summary
InvenTrust Properties Corp. is a premier Sun Belt, multi-tenant essential retail REIT that owns, leases, redevelops, acquires, and manages grocery-anchored neighborhood and community centers, as well as high-quality power centers that often have a grocery component. We pursue our business strategy by acquiring retail properties in Sun Belt markets, opportunistically disposing of retail properties, maintaining a flexible capital structure, and enhancing our environmental, social and governance practices and standards.
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
Evaluation of Financial Condition and Operating Results
In addition to measures of operating performance determined in accordance with U.S generally accepted accounting principles ("GAAP"), management evaluates our financial condition and operating performance by focusing on the following financial and non-financial indicators, discussed in further detail herein:
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

Recent Developments
Joint Venture Acquisition and IAGM Dispositions
On January 18, 2023, we acquired the four remaining retail properties from IAGM for an aggregate purchase price of $222.3 million by acquiring 100% of the membership interests in each of IAGM's wholly owned subsidiaries. Subsequent to the transaction, IAGM proportionately distributed substantially all net proceeds from the sale, of which the Company's share was approximately $71.4 million. On December 15, 2023, IAGM was fully liquidated.
During the year ended December 31, 2023, IAGM disposed of the following properties:

Date	Property	Metropolitan Area	Square Feet	Gross Disposition Price (a)	Gain on Sale
January 18, 2023	Bay Colony	Houston, TX	416	$79,100	$22,327
January 18, 2023	Blackhawk Town Center	Houston, TX	127	26,300	12,632
January 18, 2023	Cyfair Town Center	Houston, TX	433	79,200	4,713
January 18, 2023	Stables Town Center	Houston, TX	148	37,000	5,536
Total			1,124	$221,600	$45,208
(a)Disposition price and square feet for the joint venture disposition activity are reflected at 100%.
Acquisitions and Mortgage Assumptions
During the year ended December 31, 2023, we acquired the following properties:

Date	Property	Grocer Anchor	Metropolitan Area	Square Feet	Gross Acquisition Price	Assumption of Mortgage Debt
January 18, 2023	Bay Colony (a)	HEB	Houston, TX	416	$79,100	$41,969
January 18, 2023	Blackhawk Town Center (a)	HEB	Houston, TX	127	26,300	13,008
January 18, 2023	Cyfair Town Center (a)	Kroger	Houston, TX	433	79,200	30,880
January 18, 2023	Stables Town Center (a)	Kroger	Houston, TX	148	37,000	6,611
June 2, 2023	The Shoppes at Davis Lake	Harris Teeter	Charlotte, NC	91	22,400	—
Total				1,215	$244,000	$92,468
(a)We acquired these properties from our joint venture, IAGM.
Dispositions
During the year ended December 31, 2023, we disposed of the following properties:

Date	Property	Metropolitan Area	Square Feet	Gross Disposition Price	Gain on Sale
June 20, 2023	Shops at the Galleria (a)	Austin, TX	N/A	$1,692	$984
August 25, 2023	Trowbridge Crossing	Atlanta, GA	63	11,450	1,707
Total			63	$13,142	$2,691
(a)This disposition was related to the completion of a partial condemnation at one retail property.
Debt
On February 6, 2023, the Company extinguished the $13.7 million mortgage payable secured by Renaissance Center with its available liquidity.
On October 17, 2023, the Company extended the maturity of its $92.5 million cross-collateralized mortgage debt maturing in 2023 by exercising one of its two 12-month extension options. The maturity date of the mortgage debt is now November 2, 2024. On December 22, 2023, the Company partially paid down the mortgage debt by $20.0 million, resulting in the release of Blackhawk Town Center from collateralization and an outstanding balance of $72.5 million as of December 31, 2023.
ATM Program
During the quarter ended December 31, 2023, the Company raised $5.4 million of net proceeds, after $0.1 million in commissions, under its at-the-market equity offering program (the "ATM Program"), through the issuance of 208,040 shares of common stock at a weighted average price of $26.13 per share. As of December 31, 2023, $244.6 million of common stock remains available for issuance under the ATM Program.

Our Retail Portfolio
As of December 31, 2023 and 2022, our wholly-owned and managed retail properties include grocery-anchored community and neighborhood centers and power centers, including those classified as necessity-based. For the year ended December 31, 2022, we have included results from IAGM properties at share when combined with our wholly-owned properties.
The following table summarizes our retail portfolio, on a wholly-owned, IAGM, and pro rata combined basis, as of December 31, 2023 and 2022.

	Wholly-Owned Retail Properties		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2023	2022	2023	2022	2023	2022
No. of properties	62	58	—	4	62	62
GLA (square feet)	10,324	9,171	—	1,125	10,324	9,790
Economic occupancy	93.3%	94.2%	—%	90.2%	93.3%	93.9%
Leased occupancy	96.2%	96.2%	—%	93.6%	96.2%	96.1%
ABR PSF	$19.48	$19.26	$—	$16.22	$19.48	$19.08
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
The following tables summarize our retail portfolio, by center type, as of December 31, 2023 and 2022.
Community and neighborhood centers

	Wholly-Owned Retail Properties		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2023	2022	2023	2022	2023	2022
No. of properties	50	46	—	4	50	50
GLA (square feet)	6,800	5,647	—	1,125	6,800	6,266
Economic occupancy	94.8%	95.0%	—%	90.2%	94.8%	94.5%
Leased occupancy	97.1%	96.9%	—%	93.6%	97.1%	96.6%
ABR PSF	$20.22	$20.36	$—	$16.22	$20.22	$19.98
Power centers

	Wholly-Owned Retail Properties		IAGM Retail Properties		Pro Rata Combined Retail Portfolio
	2023	2022	2023	2022	2023	2022
No. of properties	12	12	—	—	12	12
GLA (square feet)	3,524	3,524	—	—	3,524	3,524
Economic occupancy	90.2%	92.9%	—%	—%	90.2%	92.9%
Leased occupancy	94.2%	95.1%	—%	—%	94.2%	95.1%
ABR PSF	$18.00	$17.45	$—	$—	$18.00	$17.45

Same Property Summary
Properties classified as same property were owned for the entirety of both periods presented ("Same Properties"). The following table summarizes the Same Properties of our retail portfolio for the years ended December 31, 2023 and 2022.

	Year ended December 31
	2023	2022
No. of properties	51	51
GLA (square feet)	8,029	8,029
Economic occupancy	93.4%	94.1%
Leased occupancy	96.3%	96.3%
ABR PSF	$20.15	$19.54
Leasing Activity
The following tables summarize the activity for leases that were executed during the year ended December 31, 2023, compared with expiring or expired leases for the same or previous tenant for renewals, and the same unit for new leases at the 62 properties in our retail portfolio. The Company's retail portfolio had GLA totaling 893 thousand square feet expiring during the year ended December 31, 2023, of which 802 thousand square feet was re-leased. This achieved a retention rate of approximately 90.0%.

	No. of Leases Executed	GLA SF (in thousands)	New Contractual Rent ($PSF)(b)	Prior Contractual Rent ($PSF)(b)	% Change over Prior Lease Rent (b)	Weighted Average Lease Term (Years)	Tenant Improvement Allowance ($PSF)	Lease Commissions ($PSF)
All tenants
Comparable Renewal Leases (a)	190	827	$22.94	$21.39	7.2%	5.2	$0.49	$0.03
Comparable New Leases (a)	32	147	$24.80	$19.80	25.3%	10.3	$27.82	$11.92
Non-Comparable Renewal and New Leases	77	444	$21.64	N/A	N/A	6.7	$14.03	$6.83
Total	299	1,418	$23.23	$21.15	9.8%	6.2	$7.56	$3.39

Anchor tenants (leases ten thousand square feet and over)
Comparable Renewal Leases (a)	13	409	$12.47	$11.62	7.3%	5.0	$—	$—
Comparable New Leases (a)	3	85	$17.50	$12.94	35.2%	10.6	$27.00	$9.97
Non-Comparable Renewal and New Leases	8	248	$13.25	N/A	N/A	5.0	$1.21	$2.15
Total	24	742	$13.34	$11.85	12.6%	5.6	$3.49	$1.86

Small shop tenants (leases under ten thousand square feet)
Comparable Renewal Leases (a)	177	418	$33.21	$30.97	7.2%	5.3	$0.98	$0.06
Comparable New Leases (a)	29	62	$34.86	$29.10	19.8%	9.9	$28.95	$14.61
Non-Comparable Renewal and New Leases	69	196	$32.31	N/A	N/A	9.0	$30.34	$12.78
Total	275	676	$33.43	$30.73	8.8%	6.8	$12.04	$5.08
(a)Comparable leases are leases that meet all of the following criteria: terms greater than or equal to one year, unit was vacant less than one year prior to executed lease, square footage of unit remains unchanged or within 10% of prior unit square footage, and has a rent structure consistent with the previous tenant.
(b)Non-comparable leases are not included in totals.

Results of Operations
Comparison of results for the years ended December 31, 2023 and 2022
We generate substantially all of our earnings from property operations. Since January 1, 2022, we have acquired eleven retail properties and disposed of four retail properties.
The following table presents the changes in our income for the years ended December 31, 2023 and 2022.

	Year ended December 31
	2023	2022	Increase (Decrease)
Income
Lease income, net	$257,146	$232,980	$24,166
Other property income	1,450	1,161	289
Other fee income	80	2,566	(2,486)
Total income	$258,676	$236,707	$21,969
Lease income, net increased $24.2 million as a result of increases from properties acquired of $31.5 million, decreases from properties disposed of $9.1 million, and the following activity related to our Same Properties:
•$5.3 million of increased minimum rent attributable to increased ABR PSF and favorable lease spreads, and
•$0.3 million of increased common area maintenance and real estate tax recoveries, partially offset by:
•$2.4 million of decreased amortization of market lease intangibles and straight-line rent adjustments, and
•$1.4 million of net changes in credit losses and related reversals primarily attributable to lump sum rent collections from our cash basis tenants in 2022 pertaining to prior period rent charges.

Other fee income decreased $2.5 million as a result of the Company acquiring six retail properties from IAGM since January 1, 2022.
The following table presents the changes in our operating expenses for the years ended December 31, 2023 and 2022.

	Year ended December 31
	2023	2022	Increase (Decrease)
Operating expenses
Depreciation and amortization	$113,430	$94,952	$18,478
Property operating	42,832	40,239	2,593
Real estate taxes	34,809	32,925	1,884
General and administrative	31,797	33,342	(1,545)
Total operating expenses	$222,868	$201,458	$21,410
Depreciation and amortization increased $18.5 million as a result of:
•$23.1 million of increases from properties acquired, partially offset by:
•$2.9 million of decreases from properties disposed, and
•$1.7 million of decreased in-place lease intangible amortization from our Same Properties.
Property operating expenses increased $2.6 million as a result of:
•$5.4 million of increases from properties acquired, partially offset by:
•$1.2 million of decreased pre-leasing costs from our Same Properties, and
•$1.6 million of decreases from properties disposed.
Real estate taxes increased $1.9 million as a result of:
•$4.0 million of increases from properties acquired, partially offset by:
•$0.4 million of decreases from our Same Properties, and
•$1.7 million of decreases from properties disposed.

General and administrative expenses decreased $1.5 million as a result of:
•$2.1 million of decreased non-compensation costs, and
•$1.7 million of decreased other compensation costs, partially offset by:
•$2.3 million of increased stock-based compensation costs.

The following table presents the changes in our other income and expenses for the years ended December 31, 2023 and 2022.

	Year ended December 31
	2023	2022	Change, net
Other income (expense)
Interest expense, net	$(38,138)	$(26,777)	$(11,361)
Loss on extinguishment of debt	(15)	(181)	166
Gain on sale of investment properties	2,691	38,249	(35,558)
Equity in (losses) earnings of unconsolidated entities	(557)	3,663	(4,220)
Other income and expense, net	5,480	2,030	3,450
Total other (expense) income, net	$(30,539)	$16,984	$(47,523)
Interest expense, net
Interest expense, net, increased $11.4 million primarily as a result of:
•the private placement of our senior notes in August 2022, generating increased interest expense of $7.8 million,
•increased interest rates on our corporate term loans generating increased interest expense of $2.6 million,
•aggregate assumption of mortgages of $172.8 million since January 1, 2022, generating increased interest expense of $3.0 million, and
•increased amortization of debt issuance costs of $1.3 million, partially offset by:
•decreased balances on our corporate line of credit resulting in decreased interest expense of $1.3 million, and
•aggregate reduction of mortgage payable of $90.3 million since January 1, 2022, generating decreased interest expense of $2.0 million.
Loss on extinguishment of debt
During the year ended December 31, 2023, we recognized an insignificant loss on the extinguishment of total mortgages payable of $33.7 million. During the year ended December 31, 2022, we recognized an aggregate loss of $0.2 million on the extinguishment of total mortgages payable of $75.6 million.
Gain on sale of investment properties
During the year ended December 31, 2023, we recognized a gain of $1.0 million on the completion of a partial condemnation at one retail property and a gain of $1.7 million on the sale of one retail property. During the year ended December 31, 2022, we recognized a gain of $38.2 million on the sale of three retail properties.
Equity in (losses) earnings of unconsolidated entities
Equity in (losses) earnings of unconsolidated entities decreased $4.2 million primarily as a result of the Company acquiring six retail properties from IAGM since January 1, 2022.
Other income and expense, net
Other income and expense, net increased $3.5 million primarily as a result of increased interest income earned on cash and cash equivalents and non-recurring income from non-operating activities.

Net Operating Income
We evaluate the performance of our retail properties based on NOI, which excludes general and administrative expenses, depreciation and amortization, other income and expense, net, gains (losses) from sales of properties, gains (losses) on extinguishment of debt, interest expense, net, equity in earnings (losses) from unconsolidated entities, lease termination income and expense, and GAAP rent adjustments such as amortization of market lease intangibles, amortization of lease incentives, and straight-line rent adjustments ("GAAP Rent Adjustments"). We bifurcate NOI into Same Property NOI and NOI from other investment properties based on whether the retail properties meet our Same Property criteria. NOI from other investment properties includes adjustments for the Company's captive insurance company.
We believe the supplemental non-GAAP financial measures of NOI, same property NOI, and NOI from other investment properties provide added comparability across periods when evaluating our financial condition and operating performance that is not readily apparent from "Operating income" or "Net income" in accordance with GAAP.
Comparison of Same Property results for the years ended December 31, 2023 and 2022
A total of 51 wholly-owned retail properties met our Same Property criteria for the years ended December 31, 2023 and 2022. The following table presents the reconciliation of net income, the most directly comparable GAAP measure, to NOI and Same Property NOI for the years ended December 31, 2023 and 2022:

	Year ended December 31
	2023	2022	Change, net
Net income	$5,269	$52,233	$(46,964)
Adjustments to reconcile to non-GAAP metrics:
Other income and expense, net	(5,480)	(2,030)	(3,450)
Equity in losses (earnings) of unconsolidated entities	557	(3,663)	4,220
Interest expense, net	38,138	26,777	11,361
Loss on extinguishment of debt	15	181	(166)
Gain on sale of investment properties	(2,691)	(38,249)	35,558
Depreciation and amortization	113,430	94,952	18,478
General and administrative	31,797	33,342	(1,545)
Other fee income	(80)	(2,566)	2,486
Adjustments to NOI (a)	(7,528)	(9,743)	2,215
NOI	173,427	151,234	22,193
NOI from other investment properties	(31,303)	(15,691)	(15,612)
Same Property NOI	$142,124	$135,543	$6,581
(a)Adjustments to NOI include termination fee income and expense and GAAP Rent Adjustments.

Comparison of the components of Same Property NOI for the years ended December 31, 2023 and 2022

	Year ended December 31		Change
	2023	2022		Variance
Lease income, net	$203,231	$198,963	$4,268	2.1%
Other property income	1,212	1,127	85	7.5%
	204,443	200,090	4,353	2.2%
Property operating expenses	33,841	35,695	(1,854)	(5.2)%
Real estate taxes	28,478	28,852	(374)	(1.3)%
	62,319	64,547	(2,228)	(3.5)%
Same Property NOI	$142,124	$135,543	$6,581	4.9%
Same Property NOI increased by $6.6 million, or 4.9%, when comparing the year ended December 31, 2023 to the same period in 2022, and was primarily a result of:
•$5.3 million of increased minimum rent attributable to increased ABR PSF and favorable lease spreads,
•$1.7 million of increased recoveries in excess of recoverable operating expenses, primarily attributable to leases with fixed recovery terms, and
•$1.0 million of decreased non-recoverable pre-leasing costs, partially offset by:
•$1.4 million of net changes in credit losses and related reversals primarily attributable to lump sum rent collections from our cash basis tenants in 2022 pertaining to prior period rent charges.
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
NAREIT FFO Applicable to Common Shares and Dilutive Securities and Core FFO Applicable to Common Shares and Dilutive Securities is calculated as follows:

	Year ended December 31,
	2023	2022
Net income	$5,269	$52,233
Depreciation and amortization related to investment properties	112,578	94,142
Gain on sale of investment properties	(2,691)	(38,249)
Unconsolidated joint venture adjustments (a)	342	3,850
NAREIT FFO Applicable to Common Shares and Dilutive Securities	115,498	111,976
Amortization of market-lease intangibles and inducements, net	(3,343)	(5,589)
Straight-line rent adjustments, net	(3,349)	(3,815)
Amortization of debt discounts and financing costs	4,113	2,816
Adjusting items, net (b)	(969)	(18)
Unconsolidated joint venture adjusting items, net (c)	(92)	582
Core FFO Applicable to Common Shares and Dilutive Securities	$111,858	$105,952

Weighted average common shares outstanding - basic	67,531,898	67,406,233
Dilutive effect of unvested restricted shares (d)	281,282	119,702
Weighted average common shares outstanding - diluted	67,813,180	67,525,935

Net income per diluted share	$0.08	$0.77
Per share adjustments for NAREIT FFO	1.62	0.89
NAREIT FFO per diluted share	$1.70	$1.66
Per share adjustments for Core FFO	(0.05)	(0.09)
Core FFO per diluted share	$1.65	$1.57
(a)Represents our share of depreciation, amortization, and gain on sale related to investment properties held in IAGM.
(b)Adjusting items, net, are primarily loss on extinguishment of debt, depreciation and amortization of corporate assets, and non-operating income and expenses, net, which includes items which are not pertinent to measuring on-going operating performance, such as basis difference recognition arising from acquiring the four remaining properties of IAGM, and miscellaneous and settlement income.
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
Liquidity and Capital Resources
Development, Re-development, Capital Expenditures and Tenant Improvements
The following table summarizes capital resources used for development and re-development, capital expenditures, and tenant improvements at our retail properties during the year ended December 31, 2023. These costs are classified as cash used in capital expenditures and tenant improvements and investment in development and re-development projects on the consolidated statements of cash flows during the year ended December 31, 2023.

	Development and Re-development		Capital Expenditures	Tenant Improvements		Total
Direct costs	$3,788	(a)	$17,284	$8,085	(c)	$29,157
Indirect costs	770	(b)	1,929	—		2,699
Total	$4,558		$19,213	$8,085		$31,856
(a)Direct development and re-development costs relate to construction of buildings at our retail properties.
(b)Indirect development and re-development costs relate to capitalized interest, real estate taxes, insurance, and payroll attributed to improvements at our retail properties.
(c)Direct costs relate to improvements to a tenant space that are either paid directly by us or reimbursed to the tenants.
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

Any future determination to pay distributions will be at the discretion of our Board and will depend on our financial condition, capital requirements, restrictions contained in current or future financing instruments, and such other factors as our Board deems relevant. In November 2023, our Board approved an increase to our annual distribution rate effective for the quarterly distribution to be paid in April 2024.
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
In the first quarter of 2022, we entered into an ATM Program pursuant to which we may sell shares of our common stock up to an aggregate purchase price of $250.0 million. In the fourth quarter of 2023, we raised $5.4 million of net proceeds under the ATM Program, after $0.1 million in commissions, through the issuance of 208,040 shares of common stock at a weighted average price of $26.13 per share. As of December 31, 2023, $244.6 million of common stock remains available for issuance under the ATM Program.
In the third quarter of 2023, Fitch Ratings, Inc. ("Fitch") affirmed our Long-Term Issuer Default Rating (IDR) at 'BBB-'. In addition, Fitch affirmed our senior unsecured debt at 'BBB-'. Our investment grade Rating Outlook is Stable.
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
Summary of Cash Flows

	Year ended December 31,		Change
	2023	2022
Cash provided by operating activities	$129,621	$125,795	$3,826
Cash used in investing activities	(79,718)	(144,461)	64,743
Cash (used in) provided by financing activities	(87,902)	111,574	(199,476)
Decrease in cash, cash equivalents and restricted cash	(37,999)	92,908	(130,907)
Cash, cash equivalents and restricted cash at beginning of year	137,762	44,854	92,908
Cash, cash equivalents and restricted cash at end of year	$99,763	$137,762	$(37,999)
Cash provided by operating activities of $129.6 million and $125.8 million for the years ended December 31, 2023 and 2022, respectively, was generated primarily from income from property operations. Cash provided by operating activities increased $3.8 million when comparing 2023 to 2022, primarily as a result of acquisition activity in excess of disposition activity and general fluctuations in working capital. Since January 1, 2022, we have acquired eleven retail properties and disposed of four retail properties.

Cash used in investing activities of $79.7 million for the year ended December 31, 2023, was primarily the result of:
•$152.0 million for acquisitions of investment properties, and
•$35.8 million for capital investments and leasing costs, which were partially offset by:
•$95.1 million from distributions from unconsolidated entities,
•$12.6 million from the sale of investment properties, and
•$0.4 million from other investing activities.
Cash used in investing activities of $144.5 million for the year ended December 31, 2022, was primarily the result of:
•$235.0 million for acquisitions of investment properties,
•$33.2 million for capital investments and leasing costs, and
•$1.2 million for other investing cash outflows, which were partially offset by:
•$77.5 million from the sale of investment properties, and
•$47.4 million from distributions from unconsolidated entities.
Cash used in financing activities of $87.9 million for the year ended December 31, 2023, was primarily the result of:
•$33.8 million for pay-offs of debt, principal payments of mortgage debt, payment of loan fees and other deposits, and other financing activities,
•$57.5 million to pay distributions, and
•$1.6 million for the payment of tax withholdings for share-based compensation, which were partially offset by:
•$5.0 million from net proceeds from the sale of common stock under the ESPP and ATM.
Cash provided by financing activities of $111.6 million for the year ended December 31, 2022, was primarily the result of:
•$250.0 million from our issuance of senior notes, and
•$112.0 million drawn from our line of credit, which were partially offset by:
•$143.0 million repaid on our line of credit,
•$50.5 million for pay-offs of debt, debt prepayment penalties, principal payments of mortgage debt, payment of loan fees and other deposits, and other financing activities,
•$55.3 million to pay distributions, and
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
Acquisitions and Dispositions of Real Estate Investments
In 2023, we acquired five retail properties for an aggregate gross acquisition price of $244.0 million. In 2022, we acquired six retail properties and an outparcel adjacent to an existing retail property for an aggregate gross acquisition price of $319.1 million.
In 2023, we disposed of one retail property and completed a partial condemnation at one retail property for an aggregate gross disposition price of $13.1 million. In 2022, we disposed of three retail properties for an aggregate gross disposition price of $110.5 million.

Distributions
During the year ended December 31, 2023, we declared cash distributions to our stockholders totaling $58.2 million and paid cash distributions of $57.5 million.
As we execute on our retail strategy, the Board evaluated and expects to continue to evaluate our distribution rate on a periodic basis. See "Part I. Item 1. Business - Current Strategy and Outlook" for more information regarding our retail strategy. The following table presents a historical summary of distributions declared, paid and reinvested.

	Year ended December 31,
	2023	2022	2021	2020	2019
Distributions declared	$58,248	$55,337	$55,721	$54,604	$53,473
Distributions paid	$57,491	$55,302	$55,561	$54,214	$53,250
Distributions reinvested	$—	$—	$—	$185	$50

Borrowings
Mortgages Payable, Maturities
The following table summarizes the scheduled maturities of our mortgages payable as of December 31, 2023.

Scheduled maturities by year:	As of December 31, 2023
2024	$88,168
2025	22,880
2026	—
2027	26,000
2028	—
Thereafter	31,500
Total mortgages payable	$168,548

Credit Agreements, Maturities
The following table summarizes the outstanding borrowings under our unsecured term loans as of December 31, 2023.

	Principal Balance	Interest Rate	Maturity Date
$200.0 million 5 year - swapped to fixed rate	$100,000	2.81% (a)	September 22, 2026
$200.0 million 5 year - swapped to fixed rate	100,000	2.81% (a)	September 22, 2026
$200.0 million 5.5 year - swapped to fixed rate	50,000	2.77% (a)	March 22, 2027
$200.0 million 5.5 year - swapped to fixed rate	50,000	2.76% (a)	March 22, 2027
$200.0 million 5.5 year - swapped to fixed rate	100,000	4.99% (a)	March 22, 2027
Total unsecured term loans	$400,000
(a)Interest rates reflect the fixed rates achieved through the Company's interest rate swaps.

Senior Notes, Maturities
The following table summarizes the outstanding borrowings under our Senior Notes as of December 31, 2023.

	Principal Balance	Fixed Interest Rate	Maturity Date
$150.0 million Series A	$150,000	5.07%	August 11, 2029
$100.0 million Series B	100,000	5.20%	August 11, 2032
	$250,000

Contractual Obligations
We have obligations related to our mortgage loans, senior notes, term loans, and revolving credit facility as described in "Note 8. Debt" in the consolidated financial statements.
The following table presents our obligations to make future payments under debt and lease agreements as of December 31, 2023, exclusive of debt discounts and issuance costs which are not future cash obligations.

	Payments due by year ending December 31,
	2024	2025	2026	2027	2028	Thereafter	Total
Long term debt:
Fixed rate debt, principal (a)	$15,700	$22,880	$200,000	$226,000	$—	$281,500	$746,080
Variable rate debt, principal	72,468	—	—	—	—	—	72,468
Interest	33,861	29,532	27,141	16,339	14,103	24,629	145,605
Total long term debt	122,029	52,412	227,141	242,339	14,103	306,129	964,153
Operating leases (b)	628	511	517	529	522	786	3,493
Grand total	$122,657	$52,923	$227,658	$242,868	$14,625	$306,915	$967,646
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company is subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt. The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows. As of December 31, 2023, our debt included outstanding variable-rate term loans and mortgages of $472.5 million, of which $400.0 million has been swapped to a fixed rate.
With regard to our variable-rate financing, we assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We maintain risk management control systems to monitor interest rate cash flow risk attributable to both outstanding or forecasted debt obligations as well as our potential offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on our future cash flows. We continue to assess retaining cash flows that may assist us in maintaining a flexible low leverage balance sheet and managing the impact of debt maturities.
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
As of December 31, 2023, the Company's interest rate risk was limited to $72.5 million of variable rate cross-collateralized mortgage debt. If market rates of interest on all variable-rate debt as of December 31, 2023 permanently increased or decreased by 1%, the annual increase or decrease in interest expense on the variable-rate debt and future earnings and cash flows would be approximately $0.7 million.
The Company is party to five effective interest rate swap agreements and two interest rate forward swap agreements, which address the periods between the maturity dates of the effective swaps and the maturity dates of the Amended Term Loan Agreement. In tandem, the interest rate swaps achieve fixed interest rates for a constant notional amount through the maturity dates of the Amended Term Loan Agreement.
The following table summarizes the Company's five effective and two forward interest rate swaps as of December 31, 2023:

Interest Rate Swap	Effective Date	Termination Date	InvenTrust Receives Variable Rate of	InvenTrust Pays Fixed Rate of	Fixed Rate Achieved	Notional Amount	Fair Value as of December 31, 2023

5.5 Year Term Loan	Dec 2, 2019	Jun 21, 2024	1-Month SOFR	1.47%	2.77%	$50,000	$855
5.5 Year Term Loan	Dec 2, 2019	Jun 21, 2024	1-Month SOFR	1.46%	2.76%	50,000	857
5.5 Year Term Loan	Apr 3, 2023	Mar 22, 2027	1-Month SOFR	3.69%	4.99%	100,000	(122)
5 Year Term Loan	Dec 21, 2023	Sep 22, 2026	1-Month SOFR	1.51%	2.81%	100,000	5,820
5 Year Term Loan	Dec 21, 2023	Sep 22, 2026	1-Month SOFR	1.51%	2.81%	100,000	5,845
						$400,000	$13,255

5.5 year, fixed portion	Jun 21, 2024	Mar 22, 2027	1-Month SOFR	1.48%	2.78%	50,000	$2,451
5.5 year, fixed portion	Jun 21, 2024	Mar 22, 2027	1-Month SOFR	1.54%	2.84%	50,000	2,368
						$100,000	$4,819
The following table summarizes the Company's four effective and four forward interest rate swaps as of December 31, 2022:

Interest Rate Swap	Effective Date	Termination Date	InvenTrust Receives Variable Rate of	InvenTrust Pays Fixed Rate of	Fixed Rate Achieved	Notional Amount	Fair Value as of December 31, 2022

5 year, fixed portion	Dec 2, 2019	Dec 21, 2023	1-Month SOFR	1.41%	2.71%	$100,000	$3,222
5 year, fixed portion	Dec 2, 2019	Dec 21, 2023	1-Month SOFR	1.42%	2.72%	100,000	3,238
5.5 year, fixed portion	Dec 2, 2019	Jun 21, 2024	1-Month SOFR	1.47%	2.77%	50,000	2,275
5.5 year, fixed portion	Dec 2, 2019	Jun 21, 2024	1-Month SOFR	1.46%	2.76%	50,000	2,281
						$300,000	$11,016

5 year, fixed portion	Dec 21, 2023	Sep 22, 2026	1-Month SOFR	1.51%	2.81%	$100,000	$4,924
5 year, fixed portion	Dec 21, 2023	Sep 22, 2026	1-Month SOFR	1.51%	2.81%	100,000	4,949
5.5 year, fixed portion	Jun 21, 2024	Mar 22, 2027	1-Month SOFR	1.48%	2.78%	50,000	2,196
5.5 year, fixed portion	Jun 21, 2024	Mar 22, 2027	1-Month SOFR	1.54%	2.84%	50,000	2,116
						$300,000	$14,185
Gains or losses resulting from marking-to-market the Company's derivatives each reporting period are recognized as an increase or decrease in comprehensive (loss) income on the consolidated statements of operations and comprehensive (loss) income.
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

Item 8. Consolidated Financial Statements and Supplementary Data
See the Index to Consolidated Financial Statements and Financial Statement Schedule commencing on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Principal Executive Officer and our Principal Financial Officer evaluated as of December 31, 2023, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2023, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated as of December 31, 2023, the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on its evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2023.
Independent Registered Public Accounting Firm’s Report on Internal Control Over Financial Reporting
KPMG LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements included in this Annual Report and, as part of its audit, has issued its report, included herein on page F-4, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The following information with respect to our board of directors and executive officers is presented as of February 13, 2024:

Name	Age	Position at IVT	Principal Employment
Daniel J. Busch	42	President, Chief Executive Officer & Director	Same
Christy L. David	45	Executive Vice President, Chief Operating Officer, General Counsel and Secretary	Same
Michael D. Phillips	42	Executive Vice President, Chief Financial Officer and Treasurer	Same
Stuart Aitken	52	Director	Senior Vice President and Chief Merchant and Marketing Officer at The Kroger Co., a grocery retailer
Amanda Black	48	Director	Managing Director and Global Chief Investment Officer at JLP Asset Management, a real estate investment firm
Thomas F. Glavin	64	Director	Owner of Thomas F. Glavin & Associates, Inc., a certified public accounting firm
Scott A. Nelson	67	Director	Principal of SAN Property Advisors, a retail real estate advisory firm
Paula Saban	70	Director	Development Director of Interim Execs, a placement firm for interim CXO's
Smita N. Shah	50	Director	Chief Executive Officer of SPAAN Tech, Inc., an architecture, engineering, and project management firm
Michael A. Stein	74	Director	Retired
Julian Whitehurst	66	Director	Retired
Other information called for by this Item is incorporated by reference to the information set forth in our definitive Proxy Statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2023 in connection with our 2024 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 11. Executive Compensation
The information called for by this Item is incorporated by reference to the information set forth in our definitive Proxy Statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2023 in connection with our 2024 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item is incorporated by reference to the information set forth in our definitive Proxy Statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2023 in connection with our 2024 Annual Meeting of Stockholders, and is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information regarding our equity compensation plans as of December 31, 2023.

		I	II
Plan Category	Plan Description	Number of Shares Issuable Upon Vesting (a)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column I)
Equity compensation plans not approved by stockholders:	Incentive Award Plan (b)	1,172,363	536,429
Equity compensation plans approved by stockholders:	ESPP	N/A	3,288,272
Total		1,172,363	3,824,701
(a)Represents restricted share unit ("RSU") awards outstanding under the Incentive Award Plan as of December 31, 2023.
(b)The weighted average grant date price per share of common stock underlying the unvested restricted stock units based on total outstanding restricted stock units as of December 31, 2023 was $19.36.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item is incorporated by reference to the information set forth in our definitive Proxy Statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2023 in connection with our 2024 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information called for by this Item is incorporated by reference to the information set forth in our definitive Proxy Statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2023 in connection with our 2024 Annual Meeting of Stockholders, and is incorporated herein by reference.
Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this Annual Report

EXHIBIT NO.	DESCRIPTION
2.1	Master Modification Agreement, dated as of March 12, 2014, by and among Inland American Real Estate Trust, Inc., Inland American Business Manager & Advisor, Inc., Inland American Lodging Corporation, Inland American Holdco Management LLC, Inland American Retail Management LLC, Inland American Office Management LLC, Inland American Industrial Management LLC and Eagle I Financial Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on March 13, 2014)
2.2	Asset Acquisition Agreement, dated as of March 12, 2014, by and among Inland American Real Estate Trust, Inc., Inland American Holdco Management LLC, Inland American Retail Management LLC, Inland American Office Management LLC, Inland American Industrial Management LLC and Eagle I Financial Corp. (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on March 13, 2014)
2.3	Separation and Distribution Agreement by and between Inland American Real Estate Trust, Inc. and Xenia Hotels & Resorts, Inc., dated as of January 20, 2015 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on January 23, 2015)
2.4	Separation and Distribution Agreement by and between InvenTrust Properties Corp. and Highlands REIT, Inc., dated as of April 14, 2016 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on April 14, 2016)
2.5	Stock Purchase Agreement by and among InvenTrust Properties Corp., University House Communities Group, Inc. and UHC Acquisition Sub LLC, dated as of January 3, 2016 (incorporated by reference to Exhibit 2.1 to the Registrant's Form 10-Q, as filed by the Registrant on May 10, 2016)
2.6	Amendment No. 1 to Stock Purchase Agreement, dated as of May 30, 2016, by and among InvenTrust Properties Corp., University House Communities Group, Inc. and UHC Acquisition Sub LLC (incorporated by reference to Exhibit 2.2 to the Registrant's Form 8-K, as filed by the Registrant on June 27, 2016)
2.7	Amendment No. 2 to Stock Purchase Agreement, dated as of June 20, 2016, by and among InvenTrust Properties Corp., University House Communities Group, Inc. and UHC Acquisition Sub LLC (incorporated by reference to Exhibit 2.3 to the Registrant's Form 8-K, as filed by the Registrant on June 27, 2016)
3.1	Seventh Articles of Amendment and Restatement of InvenTrust Properties Corp., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on May 14, 2015)
3.2	Articles of Amendment of InvenTrust Properties Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on August 5, 2021)

EXHIBIT NO.	DESCRIPTION
3.3	Articles of Amendment of InvenTrust Properties Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on August 5, 2021)
3.4	Articles Supplementary of InvenTrust Properties Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on October 12, 2021)
3.5	Articles of Amendment of InvenTrust Properties Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on April 28, 2022)

3.6	Articles of Amendment of InvenTrust Properties Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on May 8, 2023)
3.7	Fourth Amended and Restated Bylaws of the Company, dated as of May 5, 2023 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on May 8, 2023)
4.1	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the SEC on July 31, 2007 (file number 333-139504))
4.2	Third Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix A to the prospectus dated November 1, 2019 included in Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (No. 333-172862) filed November 1, 2019)
4.3*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	Indemnity Agreement, dated as of August 8, 2014, by and between Inland American Real Estate Trust, Inc., and Xenia Hotels & Resorts, Inc., and Inland American Lodging Group, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on August 14, 2014)
10.2^	Employment Offer Letter, dated as of June 20, 2019, by and between InvenTrust Properties Corp. and Daniel J. Busch (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q as filed by the Registrant on August 8, 2019)
10.3.1^	InvenTrust Properties Corp. 2015 Incentive Award Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement, as filed by the Registrant with the SEC on June 19, 2015)
10.3.2^	First Amendment to InvenTrust Properties Corp. 2015 Incentive Award Plan, dated May 6, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 15, 2016)
10.4^	Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 10, 2017)
10.5^	Form of Director Restricted Stock Unit Agreement for 2016 Pro Rata Awards (incorporated by reference to Exhibit 10.10.3 to the Registrant's Form 10-K, as filed by the Registrant with the SEC on March 17, 2017)
10.6^	Form of Director Restricted Stock Unit Agreement for 2017 Annual Pro Rata Awards (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 10, 2017)
10.7^	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 10, 2017)
10.8^	InvenTrust Properties Corp. Director Compensation Program, effective as of May 5, 2022 (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K, as filed by the Registrant with the SEC on February 21, 2023)
10.9^	InvenTrust Properties Corp. Executive Severance and Change of Control Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant on July 13, 2018)
10.10^	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on May 14, 2019)
10.11^	Form of Performance-Based Restricted Stock Unit Award Agreement (2022) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on February 25, 2022)
10.12	First Amendment to Indemnity Agreement by and among Inland American Real Estate Trust, Inc. and Xenia Hotels & Resorts, Inc., dated as of February 3, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on February 9, 2015)
10.13.1	Amended and Restated Term Loan Credit Agreement dated as of December 21, 2018, among InvenTrust Properties Corp., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A and U.S. Bank National Association, as tranche A-1 Co-Syndication Agents, PNC Bank, National Association and U.S. Bank National Association, as tranche A-2 Co-Syndication Agents, BMO Harris Bank, N.A. and Fifth Third Bank, as tranche A-1 Co-Documentation Agents, KeyBank National Association, as tranche A-2 Documentation Agent, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on December 31, 2018)
10.13.2
First Amendment, dated as of September 22, 2021, to Amended and Restated Term Loan Credit Agreement, among InvenTrust Properties Corp., Wells Fargo Bank, National Association and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 22, 2021)

10.13.3*	Second Amendment, dated as of May 11, 2022, to Amended and Restated Term Loan Credit Agreement, among InvenTrust Properties Corp., the lenders party thereto and Wells Fargo Bank, National Association
10.14.1	Second Amended and Restated Credit Agreement dated as of December 21, 2018, among InvenTrust Properties Corp., as borrower, KeyBank National Association, as Administrative Agent, KeyBanc Capital Markets Inc. and Wells Fargo Securities, LLC, as Joint Book Managers, KeyBanc Capital Markets Inc., Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., Bank of America, N.A., PNC Bank, National Association, and BMO Harris Bank, N.A., as Joint Lead Arrangers, Wells Fargo Bank, National Association, and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Bank of America, N.A., PNC Bank, National Association, and BMO Harris Bank, N.A., as Co-Documentation Agents, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on December 31, 2018)

EXHIBIT NO.	DESCRIPTION
10.14.2
First Amendment, dated as of September 22, 2021, to Second Amended and Restated Credit Agreement, among InvenTrust Properties Corp., KeyBank, National Association and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K, as filed by the Registrant with the SEC on September 22, 2021)

10.14.3*	Second Amendment dated as of May 11, 2022 to Second Amended and Restated Credit Agreement, among InvenTrust Properties Corp., the lenders party thereto and KeyBank National Association
10.15^	Form of Director Restricted Stock Unit Agreement for Annual Awards (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 7, 2020)
10.16^
Separation and Consulting Agreement, by and between InvenTrust Properties Corp. and Thomas McGuinness, dated as of February 18, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on February 23, 2021)

10.17
Third Amended and Restated Share Repurchase Program (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on April 12, 2021)

10.18^	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on November 9, 2017)
10.19	Note Purchase Agreement, dated June 3, 2022, by and among InvenTrust Properties Corp. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on June 3, 2022)
10.20^	InvenTrust Properties Corp. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, as filed by the Company with the SEC on August 1, 2023)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of KPMG LLP
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	InvenTrust Properties Corp. Policy for Recovery of Erroneously Awarded Compensation
101	The following financial information from our Annual Report for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 14, 2024, is formatted in Extensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed as part of this Annual Report
**	This certification is deemed furnished, and not filed, with the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
^	Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INVENTRUST PROPERTIES CORP.

By:	/s/ Daniel J. Busch
Name:	Daniel J. Busch
President and Chief Executive Officer
Date:	February 14, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Daniel J. Busch	President, Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2024
Name:	Daniel J. Busch

By:	/s/ Michael Phillips	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 14, 2024
Name:	Michael Phillips

By:	/s/ David Bryson	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 14, 2024
Name:	David Bryson

By:	/s/ Stuart Aitken	Director	February 14, 2024
Name:	Stuart Aitken

By:	/s/ Amanda Black	Director	February 14, 2024
Name:	Amanda Black

By:	/s/ Thomas F. Glavin	Director	February 14, 2024
Name:	Thomas F. Glavin

By:	/s/ Scott A. Nelson	Director	February 14, 2024
Name:	Scott A. Nelson

By:	/s/ Paula J. Saban	Director	February 14, 2024
Name:	Paula J. Saban

By:	/s/ Smita N. Shah	Director	February 14, 2024
Name:	Smita N. Shah

By:	/s/ Michael A. Stein	Director	February 14, 2024
Name:	Michael A. Stein

By:	/s/ Julian E. Whitehurst	Director	February 14, 2024
Name:	Julian E. Whitehurst

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of InvenTrust Properties Corp. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive (loss) income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 14, 2024 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Expected hold period of investment properties
As discussed in Note 2 to the consolidated financial statements, the Company assesses the carrying values of its investment properties (including any related intangible assets or liabilities) on an individual basis when events or changes in circumstances, including changes in the expected holding period, indicate their carrying value may not be fully recoverable. If it is determined that the carrying value of the investment property is not recoverable because the expected undiscounted cash flows do not exceed that carrying value of the property, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value. Net investment properties as of December 31, 2023 was $2,195 million, or 88.3% of total assets.

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
February 14, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
InvenTrust Properties Corp.:
Opinion on Internal Control Over Financial Reporting
We have audited InvenTrust Properties Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive (loss) income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 14, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Chicago, Illinois
February 14, 2024

INVENTRUST PROPERTIES CORP.
Consolidated Balance Sheets
(in thousands, except share amounts)

	As of December 31,
	2023	2022
Assets
Investment properties
Land	$694,668	$650,764
Building and other improvements	1,956,117	1,825,893
Construction in progress	5,889	5,005
Total	2,656,674	2,481,662
Less accumulated depreciation	(461,352)	(389,361)
Net investment properties	2,195,322	2,092,301
Cash, cash equivalents and restricted cash	99,763	137,762
Investment in unconsolidated entities	—	56,131
Intangible assets, net	114,485	101,167
Accounts and rents receivable	35,353	34,528
Deferred costs and other assets, net	42,408	51,145
Total assets	$2,487,331	$2,473,034

Liabilities
Debt, net	$814,568	$754,551
Accounts payable and accrued expenses	44,583	42,792
Distributions payable	14,594	13,837
Intangible liabilities, net	30,344	29,658
Other liabilities	29,198	28,287
Total liabilities	933,287	869,125
Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 146,000,000 shares authorized, 67,807,831 shares issued and outstanding as of December 31, 2023 and 67,472,553 shares issued and outstanding as of December 31, 2022	68	67
Additional paid-in capital	5,468,728	5,456,968
Distributions in excess of accumulated net income	(3,932,826)	(3,879,847)
Accumulated comprehensive income	18,074	26,721
Total stockholders' equity	1,554,044	1,603,909
Total liabilities and stockholders' equity	$2,487,331	$2,473,034
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.
Consolidated Statements of Operations and Comprehensive (Loss) Income
(in thousands, except share and per share amounts)

	Year Ended December 31
	2023	2022	2021
Income
Lease income, net	$257,146	$232,980	$207,350
Other property income	1,450	1,161	1,087
Other fee income	80	2,566	3,542
Total income	258,676	236,707	211,979

Operating expenses
Depreciation and amortization	113,430	94,952	87,143
Property operating	42,832	40,239	32,788
Real estate taxes	34,809	32,925	31,312
General and administrative	31,797	33,342	38,192
Direct listing costs	—	—	19,769
Total operating expenses	222,868	201,458	209,204

Other (expense) income
Interest expense, net	(38,138)	(26,777)	(16,261)
Loss on extinguishment of debt	(15)	(181)	(400)
Gain on sale of investment properties, net	2,691	38,249	1,522
Equity in (losses) earnings of unconsolidated entities	(557)	3,663	6,398
Other income and expense, net	5,480	2,030	606
Total other (expense) income, net	(30,539)	16,984	(8,135)

Net income (loss)	$5,269	$52,233	$(5,360)

Weighted-average common shares outstanding, basic	67,531,898	67,406,233	71,072,933
Weighted-average common shares outstanding, diluted	67,813,180	67,525,935	71,072,933

Net income (loss) per common share - basic	$0.08	$0.77	$(0.08)
Net income (loss) per common share - diluted	$0.08	$0.77	$(0.08)

Distributions declared per common share outstanding	$0.86	$0.82	$0.78
Distributions paid per common share outstanding	$0.85	$0.82	$0.78

Comprehensive (loss) income
Net income (loss)	$5,269	$52,233	$(5,360)
Unrealized gain on derivatives	6,228	32,052	3,795
Reclassification (to) from net income (loss)	(14,875)	(1,009)	4,332
Comprehensive (loss) income	$(3,378)	$83,276	$2,767
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Equity
(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income (Loss)	Total
Beginning balance, January 1, 2021	71,998,654	$72	$5,566,902	$(3,815,662)	$(12,449)	$1,738,863
Net loss	—	—	—	(5,360)	—	(5,360)
Unrealized loss on derivatives	—	—	—	—	3,795	3,795
Reclassification to interest expense, net	—	—	—	—	4,198	4,198
Reclassification to equity in losses of unconsolidated entities	—	—	—	—	134	134
Distributions declared	—	—	—	(55,721)	—	(55,721)
Stock-based compensation, net	101,363	6	5,653	—	—	5,659
Repurchase of common stock under share repurchase plan	(755,643)	(7)	(16,678)	—	—	(16,685)
Repurchase of common stock through tender offer	(4,000,000)	(4)	(103,327)	—	—	(103,331)
Ending balance, December 31, 2021	67,344,374	67	5,452,550	(3,876,743)	(4,322)	1,571,552
Net income	—	—	—	52,233	—	52,233
Unrealized gain on derivatives	—	—	—	—	32,052	32,052
Reclassification from interest expense, net	—	—	—	—	(405)	(405)
Reclassification from equity in earnings of unconsolidated entities	—	—	—	—	(604)	(604)
Distributions declared	—	—	—	(55,337)	—	(55,337)
Stock-based compensation, net	128,179	—	4,418	—	—	4,418
Ending balance, December 31, 2022	67,472,553	67	5,456,968	(3,879,847)	26,721	1,603,909
Net income	—	—	—	5,269	—	5,269
Unrealized gain on derivatives	—	—	—	—	6,228	6,228
Reclassification from interest expense, net	—	—	—	—	(14,875)	(14,875)
Distributions declared	—	—	—	(58,248)	—	(58,248)
Stock-based compensation, net	127,238	1	7,427	—	—	7,428
Issuance of common stock, net	208,040	—	4,333	—	—	4,333
Ending balance, December 31, 2023	67,807,831	$68	$5,468,728	$(3,932,826)	$18,074	$1,554,044
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$5,269	$52,233	$(5,360)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	113,430	94,952	87,143
Amortization of market-lease intangibles and inducements, net	(3,343)	(5,589)	(4,318)
Amortization of debt discounts and financing costs	4,113	2,816	1,816
Straight-line rent adjustment, net	(3,464)	(2,645)	(3,272)
Provision for (reversal of) estimated credit losses	1,148	(1,437)	2,271
Gain on sale of investment properties, net	(2,691)	(38,249)	(1,522)
Loss on extinguishment of debt	15	181	400
Equity in losses (earnings) of unconsolidated entities	557	(3,663)	(6,398)
Distributions from unconsolidated entities	—	9,350	8,085
Stock-based compensation, net	9,021	6,541	9,116
Changes in operating assets and liabilities:
Accounts and rents receivable	1,483	(999)	257
Deferred costs and other assets, net	91	317	(1,834)
Accounts payable and accrued expenses	2,054	8,411	1,875
Other liabilities	1,938	3,576	1,697
Net cash provided by operating activities	129,621	125,795	89,956
Cash flows from investing activities:
Purchase of investment properties	(152,047)	(235,001)	(53,078)
Capital expenditures and tenant improvements	(27,298)	(19,420)	(15,361)
Investment in development and re-development projects	(4,558)	(9,461)	(5,466)
Proceeds from the sale of investment properties, net	12,559	77,538	14,807
Distributions from unconsolidated entities	95,065	47,355	—
Lease commissions and other leasing costs	(3,888)	(4,302)	(4,055)
Other investing activities, net	449	(1,170)	(1,548)
Net cash used in investing activities	(79,718)	(144,461)	(64,701)
Cash flows from financing activities:
Payment of tax withholdings for share-based compensation	(1,583)	(1,581)	(1,833)
Repurchases of common stock	—	—	(116,397)
Payment of common stock repurchase costs	—	—	(3,619)
Proceeds from sale of common stock under ATM	5,165	—	—
Proceeds from sale of common stock under ESPP	235	—	—
Payment of common stock offering costs	(341)	—	—
Distributions to stockholders	(57,491)	(55,302)	(55,561)
Term loan proceeds	—	—	400,000
Term loan repayments	—	—	(400,000)
Line of credit proceeds	30,000	112,000	31,000
Line of credit repayments	(30,000)	(143,000)	—
Senior notes proceeds	—	250,000	—
Payoffs of debt	(33,700)	(47,052)	(50,000)
Principal payments on mortgage debt	(32)	(842)	(1,306)
Payment of loan fees and deposits	(175)	(2,387)	(6,065)
Other financing activities	20	(262)	(390)
Net cash (used in) provided by financing activities	(87,902)	111,574	(204,171)
Net decrease in cash, cash equivalents and restricted cash	(37,999)	92,908	(178,916)
Cash, cash equivalents and restricted cash at beginning of year	137,762	44,854	223,770
Cash, cash equivalents and restricted cash at end of year	$99,763	$137,762	$44,854

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021

Supplemental disclosure of cash flow information:
Cash flow disclosure, including non-cash investing and financing activities:
Cash paid for interest, net of capitalized interest	$33,093	$18,705	$14,570
Cash paid (refunded) for income taxes, net of (payments) refunds	209	(386)	276
Previously held equity investments in real estate assets acquired	39,603	—	—
Distributions payable to stockholders	14,594	13,837	13,802
Accrued capital expenditures and tenant improvements	1,680	2,851	3,552
Capitalized costs placed in service	16,402	17,895	7,453
Gross issuance of shares for share-based compensation	4,558	6,224	5,040

Purchase of investment properties:
Net investment properties	$200,085	$280,938	$45,791
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	52,871	47,019	8,734
Accounts payable and accrued expenses, lease intangibles, and other liabilities	(9,133)	(13,075)	(1,447)
Assumption of mortgage debt, at fair value	(91,776)	(79,881)	—
Cash outflow for purchase of investment properties, net	152,047	235,001	53,078
Assumption of mortgage principal	92,468	80,380	—
Capitalized acquisition costs	(150)	(1,079)	(59)
Credits and other changes in cash outflow, net	(365)	4,768	1,691
Gross acquisition price of investment properties	$244,000	$319,070	$54,710

Sale of investment properties:
Net investment properties	$10,086	$66,294	$10,953
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	297	4,200	2,332
Accounts payable and accrued expenses, lease intangibles, and other liabilities	(515)	(2,575)	—
Debt assumed by buyer through disposition of property	—	(28,552)	—
Gain on sale of investment properties, net	2,691	38,249	1,522
Loss on extinguishment of debt		(78)	—
Proceeds from sale of investment properties, net	12,559	77,538	14,807
Assumption of mortgage principal	—	28,630	—
Credits and other changes in cash inflow, net	583	4,282	174
Gross disposition price of investment properties	$13,142	$110,450	$14,981
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2023, 2022 and 2021

1. Organization
On October 4, 2004, InvenTrust Properties Corp. (the "Company" or "InvenTrust") was incorporated as Inland American Real Estate Trust, Inc., a Maryland corporation, and elected to operate in a manner to be taxed as a real estate investment trust ("REIT") for federal tax purposes. The Company changed its name to InvenTrust Properties Corp. in April of 2015 and is focused on owning, leasing, redeveloping, acquiring and managing a multi-tenant retail platform.
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
The following table summarizes the Company's retail portfolio as of December 31, 2023 and 2022:

	Wholly-Owned Retail Properties		Unconsolidated Retail Properties at 100%
	2023	2022	2023	2022
No. of properties	62	58	—	4
Gross Leasable Area (square feet)	10,324	9,171	—	1,125
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
Variable Interest Entities
The Company evaluates its investments in LLCs and LPs to determine whether each such entity may be a variable interest entity ("VIE"). The accounting standards related to the consolidation of VIEs require qualitative assessments to determine whether the Company is the primary beneficiary. Determination of the primary beneficiary is based on whether the Company has (i) power to direct significant activities of the VIE and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The Company consolidates a VIE if it is deemed to be the primary beneficiary. The equity method of accounting is applied to entities in which the Company is not the primary beneficiary, or if the entity is not a VIE and the Company does not have control, but can exercise significant influence over the entity with respect to its operations and major decisions. As of December 31, 2023 and 2022, the Company had no VIEs.
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
Credit Losses
The Company reviews the collectability of amounts due from its tenants on a regular basis. Such reviews consider the tenant's financial condition and payment history and other economic conditions impacting the tenant. Changes in collectability occur when the Company no longer believes it is probable that substantially all the lease payments will be collected over the term of the lease. If collection is not probable, the lease payments will be accounted for on a cash basis and revenue will be recorded as cash is received. If reassessed, and the collection of substantially all of the lease payments from the tenant becomes probable, the accrual basis of revenue recognition is reestablished. The provision for estimated credit losses resulting from changes in the expected collectability of lease payments, including variable payments, is recognized as a direct adjustment to lease income, and a direct write-off of the operating lease receivables, including straight-line rent receivable.
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
The Company had restricted cash of $3,378 and $142 as of December 31, 2023 and 2022, respectively. Restricted cash often consists of lenders' escrows, operating real estate escrows for taxes, insurance, capital expenditures and payments required under certain lease agreements, and funds restricted through lender or other agreements, including funds held in escrow for future acquisitions.

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
The carrying amounts of cash, cash equivalents and restricted cash, accounts and rents receivables, other assets, accounts payable, accrued expenses, and other liabilities reasonably approximate fair value, in management’s judgment, because of their short-term nature. Fair value information pertaining to derivative financial instruments, investment properties, and debt is provided in "Note 9. Fair Value Measurements".
Stock-Based Compensation Plans
Incentive Award Plan
Effective June 19, 2015, the Company's board of directors (the "Board") adopted the InvenTrust Properties Corp. 2015 Incentive Award Plan (the "Incentive Award Plan"), under which the Company may grant cash and equity incentive awards to eligible employees, directors, and consultants. The Company has awarded time-based restricted stock units ("RSUs"), performance-based RSUs, and market-based RSUs with tandem dividend equivalents. Compensation expense related to these awards, which are generally equity classified, is recognized as a part of general and administrative expense. The tandem dividend equivalent cash payments of awards granted during the years ended December 31, 2023 and 2022 are recognized within equity. The tandem dividend equivalent cash payments of awards granted during the year ended December 31, 2021 are recognized within earnings. Forfeitures of awards are recognized as they occur.
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

Employee Stock Purchase Plan
Effective May 4, 2023, the Company's Board established an Employee Stock Purchase Plan (the "ESPP") through which employees may purchase shares of the Company's common stock semi-annually at a price equal to 85% of the lesser of: (a) the closing price per share on the first day of such period, and (b) the closing price per share on the last day of such period. Compensation expense related to the ESPP is recognized as a part of general and administrative expense.
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
From time to time, the Company may elect to treat certain of its consolidated subsidiaries as taxable REIT subsidiaries ("TRSs") pursuant to the Code. Among other activities, TRSs may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates. Income tax expense or benefit is recognized as a part of other income and expense, net. During the years ended December 31, 2023, 2022, and 2021 the Company did not have any operations within TRSs.
Income tax expense for the years ended December 31, 2023, 2022 and 2021 generally pertains to Texas margin tax. The Company has accrued no material interest or penalties relating to income taxes. As of December 31, 2023, the Company's 2022, 2021, and 2020 tax years remain subject to examination by U.S. and various state tax jurisdictions.
Recently Issued Accounting Pronouncements

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
ASU No. 2023-07 Improvements to Reportable Segment Disclosures (Topic 280)	ASU No. 2023-07 is intended to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis.	December 2024 (anticipated)	The Company is continuing to evaluate this guidance, but expects the standard to impact our disclosures around our single reportable segment and is not anticipated to have an impact on the Company's financial position, results of operations, or cash flows.

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

3. Revenue Recognition
Operating Leases
Minimum lease payments to be received under long-term operating leases and short-term specialty leases, excluding additional percentage rent based on tenants' sales volume and tenant reimbursements of certain operating expenses, and assuming no exercise of renewal options or early termination rights, are as follows:

For the year ending December 31,	As of December 31, 2023
2024	$188,912
2025	178,186
2026	159,268
2027	127,019
2028	100,057
Thereafter	346,370
Total	$1,099,812
The foregoing table includes payments from tenants who have taken possession of their space and tenants who have been moved to the cash basis of accounting for revenue recognition purposes. The remaining lease terms range from less than one year to fifty-seven years.
The following table reflects the disaggregation of lease income, net:

	Year Ended December 31,
	2023	2022	2021
Minimum base rent	$165,267	$145,467	$128,716
Real estate tax recoveries	31,220	30,107	27,874
Common area maintenance, insurance, and other recoveries	30,731	28,072	23,948
Ground rent income	19,044	14,991	13,167
Amortization of market-lease intangibles and inducements, net	3,343	5,589	4,318
Short-term and other lease income	4,389	4,333	3,378
Termination fee income	836	339	406
Straight-line rent adjustment, net	3,464	2,645	3,272
Reversal of (provision for) uncollectible straight-line rent	(115)	1,170	(468)
Provision for uncollectible billed rent and recoveries	(1,628)	(1,065)	(2,264)
Reversal of uncollectible billed rent and recoveries	595	1,332	5,003
Lease income, net	$257,146	$232,980	$207,350
Other Fee Income
Other fee income was derived from services provided to the Company's unconsolidated real estate joint venture and deemed to be related party transactions. The property management, asset management, leasing and other services were provided over the term of the contract.
The following table reflects the disaggregation of other fee income:

	Timing of Satisfaction of Performance Obligations	Year Ended December 31,
		2023	2022	2021
Property management fees	Over time	$48	$1,301	$1,952
Asset management fees	Over time	32	882	1,128
Leasing commissions and other fees	Point in time	—	383	462
Other fee income		$80	$2,566	$3,542

4. Acquired Properties
The following table reflects the retail properties acquired, accounted for as asset acquisitions, during the year ended December 31, 2023:

Date	Property	Metropolitan Area	Square Feet	Gross Acquisition Price	Assumption of Mortgage Debt
January 18, 2023	Bay Colony (a)	Houston, TX	416	$79,100	$41,969
January 18, 2023	Blackhawk Town Center (a)	Houston, TX	127	26,300	13,008
January 18, 2023	Cyfair Town Center (a)	Houston, TX	433	79,200	30,880
January 18, 2023	Stables Town Center (a)	Houston, TX	148	37,000	6,611
June 2, 2023	The Shoppes at Davis Lake	Charlotte, NC	91	22,400	—
			1,215	$244,000	$92,468
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
(a)These retail properties were acquired from the Company's unconsolidated joint venture. See "Note 6. Investment in Unconsolidated Entities". The Company recognized a fair value adjustment of $499 related to the pooled mortgage debt on these properties.
(b)The Company acquired a parcel of vacant land adjacent to this retail property. The assets, liabilities and operations of the outparcel acquired are combined for presentation purposes with the retail property already owned by the Company.
Transaction costs of $150 and $1,079 were capitalized during the years ended December 31, 2023 and 2022, respectively.
5. Disposed Properties
The following table reflects the real property disposed of during the year ended December 31, 2023:

Date	Property	Metropolitan Area	Square Feet	Gross Disposition Price	Gain on Sale
June 20, 2023	Shops at Galleria (a)	Austin, TX	N/A	$1,692	$984
August 25, 2023	Trowbridge Crossing	Atlanta, GA	63	11,450	1,707
			63	$13,142	$2,691
(a)This disposition was related to the completion of a partial condemnation at one retail property.
The following table reflects the real property disposed of during the year ended December 31, 2022:

Date	Property	Metropolitan Area	Square Feet	Gross Disposition Price	Gain (Loss) on Sale, net
June 30, 2022	Centerplace of Greeley	Denver, CO	152	$37,550	$25,147
June 30, 2022	Cheyenne Meadows	Denver, CO	90	17,900	11,709
December 15, 2022	The Shops at Walnut Creek (a)	Denver, CO	225	55,000	1,393
			467	$110,450	$38,249
(a)The property's buyer assumed a $28,600 mortgage payable secured by the property. We recognized a loss on debt extinguishment of $80 related to the buyer's assumption.

6. Investment in Unconsolidated Entities
Joint Venture Interest in IAGM
As of December 31, 2022, the Company owned a 55% interest in one unconsolidated entity, IAGM Retail Fund I, LLC ("IAGM"), a joint venture partnership between the Company and PGGM Private Real Estate Fund ("PGGM"). IAGM was formed on April 17, 2013 for the purpose of acquiring, owning, managing, and disposing of retail properties and sharing in the profits and losses from those retail properties and their activities.
On January 18, 2023, the Company acquired the four remaining retail properties from IAGM, for an aggregate purchase price of $222.3 million, by acquiring 100% of the membership interests in each of IAGM's wholly owned subsidiaries. The Company assumed aggregate mortgage debt of $92.5 million and funded the remaining balance with its available liquidity. IAGM recognized a gain on sale of $45.2 million, of which the Company's share was approximately $24.9 million. Subsequent to the transaction, IAGM proportionately distributed substantially all net proceeds from the sale, of which the Company's share was approximately $71.4 million. In connection with the foregoing, IAGM adopted a liquidation plan on January 11, 2023. On December 15, 2023, IAGM was fully liquidated.
The Company's aggregate deferred gains related to its previously owned equity interest in real estate acquisitions from IAGM of $39.9 million are reflected in the basis of the respective acquired assets. Previously, deferred gains were reflected as a reduction of the Company's investment in IAGM and amortized to equity in earnings of unconsolidated entities.
On January 18, 2023, the Company acquired IAGM's two interest rate swap agreements which achieved fixed interest rates on an aggregate notional amount of $75.0 million of the assumed pooled mortgage priced in a Secured Overnight Financing Rate ("SOFR"), each of which repriced monthly ("1-Month Term SOFR"). IAGM recognized a gain on sale of $2.6 million representing the fair value of the derivatives, of which the Company's share was approximately $1.4 million. The Company deferred its share of IAGM's gain on sale of derivatives, initially reflecting it within accumulated comprehensive income and amortizing it to interest expense, net, through the instruments' maturity date.
The following table reflects the real property disposed by IAGM since January 1, 2022:

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

Condensed Financial Information
The following table presents condensed balance sheet information for IAGM as of December 31, 2022:

As of
December 31, 2022
Assets:
Net investment properties	$161,312
Other assets	65,565
Total assets	$226,877
Liabilities and equity:
Mortgage debt, net	$92,186
Other liabilities	7,392
Equity	127,299
Total liabilities and equity	$226,877

Company's share of equity	$70,869
Outside basis difference, net (a)	(14,738)
Carrying value of investments in unconsolidated entities	$56,131
(a)The outside basis difference relates to the unamortized deferred gains on historical property sales from IAGM to the Company.
The following table presents condensed income statement information of IAGM:

	Year ended December 31,
IAGM	2023	2022	2021
Total income	$952	$27,764	$42,145
Depreciation and amortization	(622)	(10,508)	(14,437)
Property operating	(232)	(5,149)	(7,265)
Real estate taxes	(127)	(4,086)	(7,507)
Asset management fees	(32)	(882)	(1,128)
Interest expense, net	(143)	(4,002)	(5,637)
Other income and expense, net	447	(245)	(422)
Gain (loss) on debt extinguishment	444	(219)	(229)
Gain on sale of real estate, net	45,208	17,038	18,294
Gain on sale of derivatives	2,556	—	—
Net income	$48,451	$19,711	$23,814

Company's share of net income	$26,648	$10,832	$13,089
Outside basis adjustment for investee's sale of real estate, net	(27,175)	(7,169)	(6,691)
Outside basis adjustment for investee's NCI redemption	(30)	—	—
Equity in (losses) earnings of unconsolidated entities	$(557)	$3,663	$6,398

7. Intangible Assets, Liabilities, and Deferred Leasing Costs
The following table summarizes the Company's intangible assets, liabilities, and deferred leasing costs as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Intangible assets:
In-place leases	$183,139	$158,155
Above-market leases	17,967	16,082
Intangible assets	201,106	174,237
Accumulated amortization:
In-place leases	(78,177)	(66,347)
Above-market leases	(8,444)	(6,723)
Accumulated amortization	(86,621)	(73,070)
Intangible assets, net	$114,485	$101,167

Intangible liabilities:
Below-market leases	$52,412	$55,501
Accumulated amortization	(22,068)	(25,843)
Intangible liabilities, net	$30,344	$29,658

Deferred leasing costs:
Leasing costs	$22,621	$20,949
Accumulated amortization	(7,626)	(7,114)
Deferred leasing costs, net	$14,995	$13,835

The following table summarizes the amortization related to intangible assets, liabilities, and deferred leasing costs for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
	2023	2022	2021
Intangible assets:
In-place leases	$32,179	$20,993	$18,730
Above-market leases	2,977	2,018	2,036
Amortization of intangible assets	$35,156	$23,011	$20,766
Intangible liabilities:
Amortization of below-market leases	$5,976	$7,403	$6,317
Deferred leasing costs:
Amortization of deferred leasing costs	$2,691	$2,533	$2,138

The following table summarizes the amortization during the next five years and thereafter related to intangible assets, liabilities, and deferred leasing costs as of December 31, 2023:

Year ending December 31,	In-place leases	Above market leases	Below market leases	Deferred leasing costs
2024	$24,961	$2,368	$4,312	$3,507
2025	19,611	1,863	3,762	2,290
2026	15,047	1,461	3,237	2,123
2027	10,513	1,002	2,315	1,842
2028	7,764	753	1,840	1,515
Thereafter	27,066	2,076	14,878	3,718
Total	$104,962	$9,523	$30,344	$14,995

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
The Company's credit agreements and mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions and distribution limitations. As of December 31, 2023 and 2022, the Company was in compliance with all loan covenants.
On February 6, 2023, the Company extinguished the $13.7 million mortgage payable secured by Renaissance Center with its available liquidity.
On October 17, 2023, the Company extended the maturity of its $92.5 million cross-collateralized mortgage debt maturing in 2023 by exercising one of its two 12-month extension options. The maturity date of the mortgage debt is now November 2, 2024. On December 22, 2023, the Company partially paid down the mortgage debt by $20.0 million, resulting in the release of Blackhawk Town Center from collateralization and an outstanding balance of $72.5 million as of December 31, 2023.
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

The following table summarizes the Company's debt as of December 31, 2023 and 2022:

		Interest Rate Type	As of December 31, 2023		As of December 31, 2022
	Maturity Date		Interest Rate	Amount	Interest Rate	Amount
Mortgages Payable
Fixed rate mortgages payable	Various	Fixed	4.01% (a)	$96,080	3.95% (a)	$109,812
Variable rate mortgages payable	11/2/2024	Variable	1M SOFR +1.65% (b)	72,468	—	—
Total				168,548		109,812

Term Loans
$200.0 million 5 years	9/22/2026	Fixed	2.81% (c)	100,000	2.71% (c)	100,000
$200.0 million 5 years	9/22/2026	Fixed	2.81% (c)	100,000	2.72% (c)	100,000
$200.0 million 5.5 years	3/22/2027	Fixed	2.77% (c)	50,000	2.77% (c)	50,000
$200.0 million 5.5 years	3/22/2027	Fixed	2.76% (c)	50,000	2.76% (c)	50,000
$200.0 million 5.5 years	3/22/2027	Fixed	4.99% (d)	100,000	1M SOFR + 1.30% (b)	100,000
Total				400,000		400,000

Senior Notes
$150.0 million Series A Notes	8/11/2029	Fixed	5.07%	150,000	5.07%	150,000
$100.0 million Series B Notes	8/11/2032	Fixed	5.20%	100,000	5.20%	100,000
Total				250,000		250,000

Revolving Line of Credit
$350.0 million total capacity	9/22/2025	Variable	1M SOFR + 1.14% (b)(e)	—	1M SOFR + 1.14% (b)(e)	—

Total debt			4.29%	818,548	4.08%	759,812
Debt discounts and issuance costs, net				(3,980)		(5,261)
Debt, net				$814,568		$754,551
(a)Interest rates reflect the weighted average of the Company's mortgages payable.
(b)As of December 31, 2023 and 2022, 1-Month Term SOFR was 5.35% and 4.36%, respectively.
(c)Interest rates reflect the fixed rates achieved through the Company's interest rate swaps.
(d)As of April 3, 2023, the variable portion was swapped to 3.69%, achieving a fixed rate of 4.99% through the maturity date.
(e)Interest rate applies to drawn balance only. Additional annual facility fee of 0.15% applies to entire line of credit capacity.

The following table summarizes the scheduled maturities of the Company's mortgages payable as of December 31, 2023:

Scheduled maturities by year:	As of December 31, 2023
2024	$88,168
2025	22,880
2026	—
2027	26,000
2028	—
Thereafter	31,500
Total	$168,548

Interest Rate Swaps
As of December 31, 2023, the Company is party to five effective interest rate swap agreements and two interest rate forward swap agreements, which address the periods between the maturity dates of the effective swaps and the maturity dates of the Amended Term Loan Agreement. In tandem, the interest rate swaps achieve fixed interest rates for a constant notional amount through the maturity dates of the Amended Term Loan Agreement.
On January 18, 2023, the Company acquired IAGM's two interest rate swap agreements, which achieve fixed interest rates on an aggregate notional amount of $75.0 million of the assumed pooled mortgage, each priced in 1-Month Term SOFR. The two acquired interest rate swap agreements expired at the maturity date of November 2, 2023.
On March 16, 2023, the Company entered into one interest rate swap agreement with a notional amount of $100.0 million at 3.69%, achieving a fixed interest rate of 4.99%. As of the effective date of April 3, 2023, the entirety of the Company's variable rate term loans were swapped to fixed rates through the maturity dates of the Amended Term Loan Agreement.
The following table summarizes the Company's five effective and two forward interest rate swaps as of December 31, 2023:

Interest Rate Swaps	Notional Amount	Company Receives Variable Rate of	Company Pays Fixed Rate of	Fixed Rate Achieved	Effective Date	Maturity Date
5.5 Year Term Loan	50,000	1-Month SOFR	1.47%	2.77%	Dec 2, 2019	Jun 21, 2024
5.5 Year Term Loan	50,000	1-Month SOFR	1.46%	2.76%	Dec 2, 2019	Jun 21, 2024
5.5 Year Term Loan	100,000	1-Month SOFR	3.69%	4.99%	Apr 3, 2023	Mar 22, 2027
5 Year Term Loan	100,000	1-Month SOFR	1.51%	2.81%	Dec 21, 2023	Sep 22, 2026
5 Year Term Loan	100,000	1-Month SOFR	1.51%	2.81%	Dec 21, 2023	Sep 22, 2026
	$400,000

5.5 Year Term Loan	50,000	1-Month SOFR	1.48%	2.78%	Jun 21, 2024	Mar 22, 2027
5.5 Year Term Loan	50,000	1-Month SOFR	1.54%	2.84%	Jun 21, 2024	Mar 22, 2027
	$100,000
The following table summarizes the Company's four effective and four forward interest rate swaps as of December 31, 2022:

Interest Rate Swaps	Notional Amount	Company Receives Variable Rate of	Company Pays Fixed Rate of	Fixed Rate Achieved	Effective Date	Maturity Date
5 Year Term Loan	$100,000	1-Month SOFR	1.41%	2.71%	Dec 2, 2019	Dec 21, 2023
5 Year Term Loan	100,000	1-Month SOFR	1.42%	2.72%	Dec 2, 2019	Dec 21, 2023
5.5 Year Term Loan	50,000	1-Month SOFR	1.47%	2.77%	Dec 2, 2019	Jun 21, 2024
5.5 Year Term Loan	50,000	1-Month SOFR	1.46%	2.76%	Dec 2, 2019	Jun 21, 2024
	$300,000

5 Year Term Loan	100,000	1-Month SOFR	1.51%	2.81%	Dec 21, 2023	Sep 22, 2026
5 Year Term Loan	100,000	1-Month SOFR	1.51%	2.81%	Dec 21, 2023	Sep 22, 2026
5.5 Year Term Loan	50,000	1-Month SOFR	1.48%	2.78%	Jun 21, 2024	Mar 22, 2027
5.5 Year Term Loan	50,000	1-Month SOFR	1.54%	2.84%	Jun 21, 2024	Mar 22, 2027
	$300,000

The following table summarizes the effects of derivative financial instruments on the consolidated financial statements:

Location and amount of gain recognized in accumulated comprehensive income				Location and amount of gain (loss) reclassified from accumulated comprehensive income into net income (loss)				Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded
	2023	2022	2021		2023	2022	2021		2023	2022	2021
Unrealized gain on derivatives	$6,228	$32,052	$3,795	Interest expense, net	$14,875	$1,009	$(4,332)	Interest expense, net	$38,138	$26,777	$16,261

9. Fair Value Measurements
Recurring Measurements
The following financial instruments are remeasured at fair value on a recurring basis:

	Fair Value Measurements as of
Cash Flow Hedges: (a) (b)	December 31, 2023 (c)			December 31, 2022 (d)
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative interest rate swaps	—	$18,074	—	—	$26,721	—
(a)During the twelve months subsequent to December 31, 2023, an estimated $10,275 of derivative interest rate balances recognized in accumulated comprehensive income will be reclassified into earnings.
(b)As of December 31, 2023 and 2022, the Company determined that the credit valuation adjustments associated with nonperformance risk are not significant to the overall valuation of its derivatives. As a result, the Company's derivative valuations in their entirety are classified as Level 2 of the fair value hierarchy.
(c)The Company's derivative assets or liabilities are recognized as a part of deferred costs and other assets, net or other liabilities, respectively.
(d)The Company's derivative assets or liabilities are recognized as a part of deferred costs and other assets, net or other liabilities, respectively. IAGM's derivative assets or liabilities were recognized as a part of investment in unconsolidated entities.
Level 1
At December 31, 2023 and 2022, the Company had no Level 1 recurring fair value measurements.
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
Level 3
At December 31, 2023 and 2022, the Company had no Level 3 recurring fair value measurements.
Non-Recurring Measurements
Investment Properties
During the years ended December 31, 2023 and 2022, the Company had no Level 3 nonrecurring fair value measurements.
Financial Instruments Not Measured at Fair Value
The following table summarizes the estimated fair value of financial instruments presented at carrying values in the Company's consolidated financial statements as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
	Carrying Value	Estimated Fair Value	Market Interest Rate	Carrying Value	Estimated Fair Value	Market Interest Rate
Mortgages payable	$168,548	$161,320	6.86%	$109,812	$100,218	6.81%
Senior notes	250,000	233,635	6.31%	250,000	235,820	6.05%
Term loans	400,000	399,539	5.10%	400,000	401,470	5.11%
Revolving line of credit	—	—	N/A	—	—	N/A
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

10. Earnings Per Share and Equity Transactions
Basic earnings per share ("EPS") is computed by dividing net income or loss attributed to common shares by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that may occur from awards issued pursuant to the stock-based compensation plans.
The following table reconciles the amounts used in calculating basic and diluted EPS:

	Year ended December 31,
	2023	2022	2021
Numerator:
Net income (loss) attributed to common shares	$5,269	$52,233	$(5,360)
Earnings allocated to unvested restricted shares	—	—	—
Net income (loss) attributed to common shares - basic and diluted	$5,269	$52,233	$(5,360)

Denominator:
Weighted average common shares outstanding - basic	67,531,898	67,406,233	71,072,933
Dilutive effect of unvested restricted shares (a)	281,282	119,702	—
Weighted average common shares outstanding - diluted	67,813,180	67,525,935	71,072,933

Basic and diluted earnings per common share:
Net income (loss) per common share - basic	$0.08	$0.77	$(0.08)
Net income (loss) per common share - diluted	$0.08	$0.77	$(0.08)
(a)For the year ended December 31, 2021, unvested restricted shares were anti-dilutive.

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
During the quarter ended December 31, 2023, the Company raised $5.4 million of net proceeds under the ATM Program, after $0.1 million in commissions, through the issuance of 208,040 shares of common stock at a weighted average price of $26.13 per share. As of December 31, 2023, $244.6 million of common stock remains available for issuance under the ATM Program.
Share Repurchase Programs
On February 23, 2022, the Company established a share repurchase program (the "SRP") of up to $150.0 million of the Company's outstanding shares of common stock. The SRP may be suspended or discontinued at any time, and does not obligate the Company to repurchase any dollar amount or particular amount of shares. As of December 31, 2023, the Company has not repurchased any common stock under the SRP.
During the year ended December 31, 2021, the Company repurchased 755,643 shares of the Company's outstanding common stock at a price per share of $21.70, reflecting a 25% discount to an estimated Net Asset Value ("NAV") per share of $28.90 as of December 1, 2020 established by the Company's Board.

11. Stock-Based Compensation
Incentive Award Plan
The Company is authorized to issue or transfer up to 3,000,000 shares (the "Share Limit") of the Company's common stock pursuant to awards granted under the Incentive Award Plan. As of December 31, 2023, 536,429 shares were available for future issuance under the Incentive Award Plan. Outstanding restricted stock unit ("RSU") awards are categorized as either time-based awards, performance-based awards, or market-based awards. All awards are granted at fair value, earn dividends throughout the vesting period, and have no voting rights.
Market-based awards are valued as of the grant date utilizing a Monte Carlo simulation model that assesses the probability of satisfying certain market performance thresholds over a three year performance period.
The following table summarizes the Company's significant assumptions used in the Monte Carlo simulation models:

	At Grant Date
	2023	2022
Volatility	34.00%	33.89%
Risk free interest rate	4.45%	0.79%	-	1.76%
Dividend Yield	3.20%	3.24%

The following table summarizes the Company's RSU activity during the years ended December 31, 2023, 2022, and 2021:

	Unvested Time- Based RSUs	Unvested Performance and Market-Based RSUs	Weighted Average Grant Date Price Per Share
Outstanding as of January 1, 2021	110,382	332,095	$31.40

Shares granted	209,539	218,835	$28.90
Shares vested	(167,806)	—	$30.04
Shares forfeited	(13,880)	(79,562)	$30.73
Outstanding as of December 31, 2021	138,235	471,368	$30.12

Shares granted	127,862	396,338	$18.97
Shares vested	(135,491)	(76,520)	$29.36
Unearned performance shares added back to Share Limit	—	(61,102)	$31.40
Shares forfeited	(7,179)	(18,033)	$23.42
Outstanding as of December 31, 2022	123,427	712,051	$23.35

Shares granted	152,393	445,828	$18.40
Shares vested	(126,885)	(60,042)	$29.50
Unearned performance shares added back to Share Limit	—	(69,803)	$31.40
Shares forfeited	(1,343)	(3,263)	$19.51
Outstanding as of December 31, 2023	147,592	1,024,771	$19.36

Employee Stock Purchase Plan
Employees may purchase up to an aggregate of 3,300,000 shares of the Company's common stock under the ESPP, of which 3,288,272 shares remain available as of December 31, 2023.
The following table summarizes the Company's common stock activity under the ESPP:

Year ended December 31, 2023
Shares purchased	11,728
Issuance price	$20.07
Issuance proceeds	$235

Stock-Based Compensation Expense
The following table summarizes the Company's stock-based compensation expense:

	Year ended December 31,
	2023		2022	2021
Incentive Award Plan, net (a)	$8,953		$6,541	$9,116
Employee Stock Purchase Plan (b)	68		—	—
Stock-based compensation expense, net	$9,021	9021	$6,541	$9,116
(a)As of December 31, 2023, there was $9,975 of total estimated unrecognized compensation expense related to the Incentive Award Plan which will be recognized through December 2025.
(b)As of December 31, 2023, there was $205 of total estimated unrecognized compensation expense related to the ESPP which will be recognized through June 2025.

12. Commitments and Contingencies
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
Captive Insurance Company
In April 2023, the Company formed a wholly-owned captive insurance company (the "Captive") which provides insurance coverage for all losses below the deductibles of the Company’s third party liability insurance policies relating to wind, flood, named windstorm, earthquake, fire, and other property-related perils. The Company formed the Captive as part of its overall risk management program and to stabilize insurance costs, manage exposures, and recoup expenses through the function of the captive program. The Captive is capitalized in accordance with the applicable regulatory requirements. As of December 31, 2023, the Captive had no outstanding or unpaid claims.
Operating Lease Commitments
The Company is the lessee under various operating leases for corporate office space for which the Company recognizes right-of-use (“ROU”) assets and related lease liabilities.
The following table summarizes the Company's operating lease arrangements as of December 31, 2023 and 2022:

		As of
	Balance Sheet Caption	December 31, 2023	December 31, 2022
Operating lease ROU assets	Deferred costs and other assets, net	$3,220	$3,220
Operating lease ROU accumulated amortization	Deferred costs and other assets, net	$(967)	$(570)
Operating lease liabilities	Other liabilities	$3,023	$3,265

Weighted-average remaining lease term		6.0 years	6.7 years
Weighted-average discount rate		4.47%	4.35%
The following table summarizes the Company's operating lease arrangements for the years ended December 31, 2023 and 2022:

	Statement of Operations and Comprehensive Income (Loss) Caption	Year ended December 31,
		2023	2022
Minimum lease payments	General and administrative	$570	$528
Variable lease payments	General and administrative	298	343
Short-term lease payments	General and administrative	114	97
Total lease cost		$982	$968

The following table summarizes the Company's future minimum operating lease obligations as of December 31, 2023:

Scheduled minimum payments by year:	Future Minimum Lease Payments
2024	$628
2025	511
2026	517
2027	529
2028	522
Thereafter	786
Total expected minimum lease obligation	3,493
Less: Amount representing interest (a)	(470)
Present value of net minimum lease payments	$3,023
(a)Interest includes the amount necessary to reduce the total expected minimum lease obligations to present value calculated at the Company's incremental borrowing rate.

13. Subsequent Events
In preparing its consolidated financial statements, the Company evaluated events and transactions occurring after December 31, 2023 through the date the financial statements were issued for recognition and disclosure purposes.
On February 1, 2024, the Company acquired The Plant, a 57,000 square foot neighborhood center, anchored by Sprouts Farmers Market, in Chandler, Arizona for a gross acquisition price of $29.5 million. The Company used cash on hand and assumed $13.0 million of existing mortgage debt to fund the acquisition.

INVENTRUST PROPERTIES CORP.
Schedule III - Real Estate and Accumulated Depreciation
(amounts stated in thousands)

		Initial Cost (A)				Gross amount at which carried at end of period
PROPERTY NAME Location	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Year Acquired
Antoine Town Center Houston, TX	$—	$5,327	$14,333	$—	$(612)	$5,327	$13,721	$19,048	$2,524	2020
Bay Colony Houston, TX	38,276	8,287	41,714	—	—	8,287	41,714	50,001	1,835	2023
Bay Landing Bonita Springs, FL	—	1,687	9,283	—	67	1,687	9,350	11,037	666	2022
Bear Creek Village Center Wildomar, CA	—	3,523	12,384	—	426	3,523	12,810	16,333	6,685	2009
Bent Tree Plaza Raleigh, NC	—	1,983	7,093	—	1,941	1,983	9,034	11,017	4,619	2009
Blackhawk Town Center Houston, TX	—	10,265	6,156	—	—	10,265	6,156	16,421	449	2023
Buckhead Crossing Atlanta, GA	—	7,565	27,104	—	3,527	7,565	30,631	38,196	15,491	2009
Campus Marketplace San Marcos, CA	—	26,928	43,445	55	969	26,983	44,414	71,397	11,125	2017
Cary Park Town Center Cary, NC	—	5,555	17,280	—	22	5,555	17,302	22,857	4,087	2017
Commons at University Place Durham, NC	—	3,198	17,909	—	(8)	3,198	17,901	21,099	3,028	2019
Coweta Crossing Newnan, GA	—	1,143	4,590	—	40	1,143	4,630	5,773	2,637	2009
Custer Creek Village Richardson, TX	—	4,750	12,245	—	1,302	4,750	13,547	18,297	6,839	2007
Cyfair Town Center Houston, TX	28,163	16,184	48,566	—	—	16,184	48,566	64,750	2,036	2023
Eastfield Village Charlotte, NC	—	2,327	14,321	—	119	2,327	14,440	16,767	762	2022
Eldorado Marketplace Frisco, TX	—	15,732	49,311	—	597	15,732	49,908	65,640	7,652	2019
Eldridge Town Center & Windermere Village Houston, TX	—	5,380	22,994	1,977	6,095	7,357	29,089	36,446	13,655	2005
Escarpment Village Austin, TX	26,000	19,641	51,763	—	227	19,641	51,990	71,631	3,939	2022
Garden Village San Pedro, CA	—	3,188	16,522	3,268	1,799	6,456	18,321	24,777	9,103	2009
Gateway Market Center St. Petersburg, FL	—	13,600	4,992	—	5,165	13,600	10,157	23,757	3,692	2010
Kennesaw Marketplace Kennesaw, GA	—	12,587	51,860	—	458	12,587	52,318	64,905	10,272	2018
Kyle Marketplace Kyle, TX	—	6,076	48,220	711	626	6,787	48,846	55,633	10,583	2017

INVENTRUST PROPERTIES CORP.
Schedule III - Real Estate and Accumulated Depreciation
(amounts stated in thousands)

		Initial Cost (A)				Gross amount at which carried at end of period
PROPERTY NAME Location	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Year Acquired
Lakeside & Lakeside Crossing Winter Park, FL	$—	$16,594	$41,085	$—	$(112)	$16,594	$40,973	$57,567	$6,996	2019
Market at Westlake Westlake Hills, TX	—	1,200	6,274	(64)	(42)	1,136	6,232	7,368	3,385	2007
Northcross Commons Charlotte, NC	—	7,591	21,303	—	824	7,591	22,127	29,718	5,584	2016
Old Grove Marketplace Oceanside, CA	—	12,545	8,902	—	502	12,545	9,404	21,949	2,613	2016
Pavilion at La Quinta LaQuinta, CA	—	15,200	20,947	—	2,053	15,200	23,000	38,200	11,884	2009
Peachland Promenade Port Charlotte, FL	—	1,742	6,502	4,158	10,368	5,900	16,870	22,770	3,381	2009
PGA Plaza Palm Beach Gardens Palm Beach Gardens, FL	—	10,414	75,730	—	1,247	10,414	76,977	87,391	14,505	2018
Plantation Grove Ocoee, FL	7,300	3,705	6,300	—	1,009	3,705	7,309	11,014	2,521	2014
Plaza Midtown Atlanta, GA	—	5,295	23,946	—	770	5,295	24,716	30,011	5,158	2017
Prestonwood Town Center Dallas, TX	—	22,055	22,140	—	(450)	22,055	21,690	43,745	2,468	2021
Renaissance Center Durham, NC	—	26,713	96,141	—	6,424	26,713	102,565	129,278	28,919	2016
Rio Pinar Plaza Orlando, FL	—	5,171	26,903	676	1,918	5,847	28,821	34,668	8,127	2015
River Oaks Santa Clarita, CA	—	24,598	88,418	—	2,613	24,598	91,031	115,629	19,242	2017
Riverview Village Arlington, TX	—	6,000	9,649	—	448	6,000	10,097	16,097	5,575	2007
Riverwalk Market Flower Mound, TX	—	5,931	23,922	—	902	5,931	24,824	30,755	6,420	2016
Rose Creek Woodstock, GA	—	1,443	5,630	—	550	1,443	6,180	7,623	3,208	2009
Sandy Plains Centre Marietta, GA	—	12,364	27,270	652	2,223	13,016	29,493	42,509	5,094	2018
Sarasota Pavilion Sarasota, FL	—	12,000	25,823	—	6,684	12,000	32,507	44,507	13,823	2010
Scofield Crossing Austin, TX	—	8,100	4,992	(576)	2,937	7,524	7,929	15,453	3,229	2007
Shops at Arbor Trails Austin, TX	31,500	28,233	76,769	—	144	28,233	76,913	105,146	6,027	2022

INVENTRUST PROPERTIES CORP.
Schedule III - Real Estate and Accumulated Depreciation
(amounts stated in thousands)

		Initial Cost (A)				Gross amount at which carried at end of period
PROPERTY NAME Location	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Year Acquired
Shops at Fairview Town Center Fairview, TX	$—	$7,299	$25,233	$—	$1,117	$7,299	$26,350	$33,649	$4,126	2019
Shops at the Galleria Bee Cave, TX	—	52,104	75,651	(597)	4,433	51,507	80,084	131,591	21,974	2016
Sonterra Village San Antonio, TX	—	5,150	15,095	(181)	880	4,969	15,975	20,944	4,456	2015
Southern Palm Crossing Royal Palm Beach, FL	—	37,735	49,843	(745)	2,120	36,990	51,963	88,953	8,844	2019
Stables Town Center Houston, TX	6,029	5,899	20,439	—	—	5,899	20,439	26,338	889	2023
Stevenson Ranch Stevenson Ranch, CA	—	29,519	39,190	—	1,565	29,519	40,755	70,274	10,804	2016
Stone Ridge Market San Antonio, TX	—	8,935	38,754	—	(6,501)	8,935	32,253	41,188	1,477	2022
Suncrest Village Orlando, FL	8,400	6,742	6,403	—	11,308	6,742	17,711	24,453	2,443	2014
Sycamore Commons Matthews, NC	—	12,500	31,265	—	2,277	12,500	33,542	46,042	16,873	2010
The Centre on Hugh Howell Tucker, GA	—	2,250	11,091	—	1,013	2,250	12,104	14,354	6,390	2007
The Highlands of Flower Mound Flower Mound, TX	22,880	6,330	24,374	—	(485)	6,330	23,889	30,219	1,852	2022
The Parke Cedar Park, TX	—	9,271	83,078	—	1,371	9,271	84,449	93,720	19,332	2017
The Pointe at Creedmoor Raleigh, NC	—	7,507	5,454	—	82	7,507	5,536	13,043	1,670	2016
The Shoppes at Davis Lake Charlotte, NC	—	6,232	12,903	—	—	6,232	12,903	19,135	341	2023
The Shops at Town Center Germantown, MD	—	19,998	29,776	—	1,110	19,998	30,886	50,884	7,525	2017
Thomas Crossroads Newnan, GA	—	1,622	8,322	—	1,944	1,622	10,266	11,888	4,853	2009
Travilah Square Rockville, MD	—	8,964	39,836	—	607	8,964	40,443	49,407	5,914	2019
University Oaks Shopping Center Round Rock, TX	—	7,250	25,326	(170)	8,934	7,080	34,260	41,340	17,141	2010
Westfork Plaza & Paraiso Parc Pembroke Pines, FL	—	28,267	124,019	—	6,129	28,267	130,148	158,415	31,238	2017

INVENTRUST PROPERTIES CORP.
Schedule III - Real Estate and Accumulated Depreciation
(amounts stated in thousands)

		Initial Cost (A)				Gross amount at which carried at end of period
PROPERTY NAME Location	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Year Acquired
Westpark Shopping Center Glen Allen, VA	$—	$7,462	$24,164	$(4)	$5,215	$7,458	$29,379	$36,837	$7,852	2013
Windward Commons Alpharetta, GA	—	12,823	13,779	(171)	881	12,652	14,660	27,312	4,138	2016
Total corporate assets	—	—	—	—	3,619	—	3,619	3,619	1,382	-
Total	$168,548	$685,679	$1,844,726	$8,989	$111,391	$694,668	$1,956,117	$2,650,785	$461,352
Construction in progress		—	—	—	5,889	—	5,889	5,889	—
Total investment properties		$685,679	$1,844,726	$8,989	$117,280	$694,668	$1,962,006	$2,656,674	$461,352

INVENTRUST PROPERTIES CORP.

Schedule III - Real Estate and Accumulated Depreciation
(amounts stated in thousands)
Notes to Schedule III
The aggregate cost of real estate owned at December 31, 2023 for federal income tax purposes was approximately $2,996,600 (unaudited).
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
(C)Reconciliation of total investment properties:

	2023	2022	2021
Balance at January 1,	$2,481,662	$2,273,103	$2,221,689
Acquisitions and capital improvements	191,666	307,177	71,324
Disposals and write-offs of assets no longer in service	(16,654)	(98,618)	(19,910)
Balance at December 31,	$2,656,674	$2,481,662	$2,273,103
(D)Reconciliation of accumulated depreciation:

	2023	2022	2021
Balance at January 1,	$389,361	$350,256	$292,248
Depreciation expense	78,560	71,428	66,275
Disposal and write-offs of assets no longer in service	(6,569)	(32,323)	(8,267)
Balance at December 31,	$461,352	$389,361	$350,256
(E)Depreciation is computed based upon the following estimated lives:

Buildings and other improvements	15	-	30 years
Tenant improvements	Life of the lease
Furniture, fixtures and equipment	3	-	20 years