Form 10-Q
period 2024-03-31
InvenTrust Properties Corp.
filed 2024-05-01
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of April 29, 2024, there were 67,874,528 shares of the registrant's common stock outstanding.

INVENTRUST PROPERTIES CORP.

Quarterly Report on Form 10-Q
For the quarterly period ended March 31, 2024
Table of Contents

-i-

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	As of
	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Investment properties
Land	$698,532	$694,668
Building and other improvements	1,979,896	1,956,117
Construction in progress	7,202	5,889
Total	2,685,630	2,656,674
Less accumulated depreciation	(476,541)	(461,352)
Net investment properties	2,209,089	2,195,322
Cash, cash equivalents and restricted cash	75,116	99,763
Intangible assets, net	110,920	114,485
Accounts and rents receivable	29,766	35,353
Deferred costs and other assets, net	51,477	42,408
Total assets	$2,476,368	$2,487,331

Liabilities
Debt, net	$827,527	$814,568
Accounts payable and accrued expenses	28,764	44,583
Distributions payable	15,360	14,594
Intangible liabilities, net	29,730	30,344
Other liabilities	26,938	29,198
Total liabilities	928,319	933,287
Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 146,000,000 shares authorized, 67,874,528 shares issued and outstanding as of March 31, 2024 and 67,807,831 shares issued and outstanding as of December 31, 2023	68	68
Additional paid-in capital	5,471,191	5,468,728
Distributions in excess of accumulated net income	(3,945,286)	(3,932,826)
Accumulated comprehensive income	22,076	18,074
Total stockholders' equity	1,548,049	1,554,044
Total liabilities and stockholders' equity	$2,476,368	$2,487,331
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except share and per share amounts)

	Three months ended March 31
	2024	2023
Income
Lease income, net	$66,493	$64,830
Other property income	305	295
Other fee income	—	80
Total income	66,798	65,205

Operating expenses
Depreciation and amortization	28,168	26,758
Property operating	9,999	10,230
Real estate taxes	8,981	9,628
General and administrative	7,974	7,731
Total operating expenses	55,122	54,347

Other (expense) income
Interest expense, net	(9,634)	(9,509)
Equity in losses of unconsolidated entities	—	(663)
Other income and expense, net	858	447
Total other (expense) income, net	(8,776)	(9,725)

Net income	$2,900	$1,133

Weighted-average common shares outstanding - basic	67,874,528	67,508,641
Weighted-average common shares outstanding - diluted	68,272,050	67,654,524

Net income per common share - basic	$0.04	$0.02
Net income per common share - diluted	$0.04	$0.02

Distributions declared per common share outstanding	$0.23	$0.22
Distributions paid per common share outstanding	$0.22	$0.20

Comprehensive income (loss)
Net income	$2,900	$1,133
Unrealized gain (loss) on derivatives, net	7,319	(3,317)
Reclassification to net income	(3,317)	(2,892)
Comprehensive income (loss)	$6,902	$(5,076)

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income	Total

Beginning balance, January 1, 2024	67,807,831	$68	$5,468,728	$(3,932,826)	$18,074	$1,554,044
Net income	—	—	—	2,900	—	2,900
Unrealized gain on derivatives	—	—	—	—	7,319	7,319
Reclassification to interest expense, net	—	—	—	—	(3,317)	(3,317)
Distributions declared	—	—	—	(15,360)	—	(15,360)
Stock-based compensation, net	66,697	—	2,463	—	—	2,463
Ending balance, March 31, 2024	67,874,528	$68	$5,471,191	$(3,945,286)	$22,076	$1,548,049

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income	Total

Beginning balance, January 1, 2023	67,472,553	$67	$5,456,968	$(3,879,847)	$26,721	$1,603,909
Net income	—	—	—	1,133	—	1,133
Unrealized loss on derivatives	—	—	—	—	(3,317)	(3,317)
Reclassification to interest expense, net	—	—	—	—	(2,892)	(2,892)
Distributions declared	—	—	—	(14,548)	—	(14,548)
Stock-based compensation, net	36,088	1	2,119	—	—	2,120
Ending balance, March 31, 2023	67,508,641	$68	$5,459,087	$(3,893,262)	$20,512	$1,586,405

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended March 31
	2024	2023
Cash flows from operating activities:
Net income	$2,900	$1,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,168	26,758
Amortization of market-lease intangibles and inducements, net	(576)	(1,516)
Amortization of debt discounts and financing costs	575	854
Straight-line rent adjustments, net	(906)	(909)
Reversal of estimated credit losses	(46)	(305)
Equity in losses of unconsolidated entities	—	663
Stock-based compensation expense, net	2,191	1,967
Changes in operating assets and liabilities:
Accounts and rents receivable	6,539	5,505
Deferred costs and other assets, net	(4,749)	(3,513)
Accounts payable and accrued expenses	(17,311)	(14,735)
Other liabilities	(1,982)	123
Net cash provided by operating activities	14,803	16,025
Cash flows from investing activities:
Purchase of investment properties	(16,527)	(129,635)
Capital expenditures and tenant improvements	(4,872)	(4,734)
Investment in development and redevelopment projects	(1,230)	(809)
Distributions from unconsolidated entities	—	79,255
Lease commissions and other leasing costs	(991)	(475)
Other investing activities, net	(39)	38
Net cash used in investing activities	(23,659)	(56,360)
Cash flows from financing activities:
Payment of tax withholdings for stock-based compensation	(1,197)	(556)
Distributions to shareholders	(14,594)	(13,837)
Line of credit proceeds	—	30,000
Line of credit repayments	—	(30,000)
Payoffs of debt	—	(13,700)
Principal payments on mortgage debt	—	(32)
Other financing activities	—	(11)
Net cash used in financing activities	(15,791)	(28,136)
Net decrease in cash, cash equivalents and restricted cash	(24,647)	(68,471)
Cash, cash equivalents and restricted cash at the beginning of the period	99,763	137,762
Cash, cash equivalents and restricted cash at the end of the period	$75,116	$69,291

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended March 31
	2024	2023
Supplemental disclosure and schedules:
Cash flow disclosure, including non-cash activities:
Cash paid for interest, net of capitalized interest	$12,713	$11,343
Cash paid for income taxes	$3	$3
Previously held equity investments in real estate assets acquired	$—	$39,603
Distributions payable to shareholders	$15,360	$14,548
Accrued capital expenditures and tenant improvements	$4,465	$3,969
Capitalized costs placed in service	$3,066	$2,424
Gross issuance of shares for stock-based compensation	$2,888	$1,395

Purchase of investment properties:
Net investment properties	$25,286	$181,039
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	4,477	49,322
Accounts payable and accrued expenses, lease intangibles, and other liabilities	(646)	(8,950)
Assumption of mortgage debt, at fair value	(12,590)	(91,776)
Cash outflow for purchase of investment properties, net	16,527	129,635
Assumption of mortgage principal	13,000	92,468
Capitalized acquisition costs	(108)	(78)
Credits and other changes in cash outflow, net	81	(425)
Gross acquisition price of investment properties	$29,500	$221,600
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.
Notes to Condensed Consolidated Financial Statements
March 31, 2024 and 2023
(Unaudited)
The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of these interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (this "Quarterly Report") should refer to the audited consolidated financial statements of InvenTrust Properties Corp. (the "Company" or "InvenTrust") as of and for the year ended December 31, 2023, which are included in the Company's Annual Report on Form 10-K (the "Annual Report") as certain note disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary (consisting of normal recurring accruals, except as otherwise noted) for a fair presentation have been included in these condensed consolidated financial statements. Unless otherwise noted, all square feet and dollar amounts are stated in thousands, except share, per share and per square foot data. Number of properties and square feet are unaudited.
1. Organization
On October 4, 2004, InvenTrust Properties Corp. was incorporated as Inland American Real Estate Trust, Inc., a Maryland corporation, and elected to operate in a manner to be taxed as a real estate investment trust ("REIT") for federal tax purposes. The Company changed its name to InvenTrust Properties Corp. in April of 2015 and is focused on owning, leasing, redeveloping, acquiring, and managing a multi-tenant retail platform.
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
The Company has a single reportable segment, multi-tenant retail, for disclosure purposes in accordance with GAAP. The following table summarizes the Company's retail portfolio as of March 31, 2024 and 2023:

	Wholly-Owned Retail Properties
	2024	2023
No. of properties	63	62
Gross Leasable Area (square feet)	10,385	10,295

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

Recently Issued Accounting Pronouncements
The following table summarizes recently issued accounting pronouncements and the potential impact on the Company:

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
ASU No. 2023-07 Improvements to Reportable Segment Disclosures (Topic 280)	The Accounting Standards Update ("ASU") is intended to improve financial reporting by requiring enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker so investors can better understand an entity's overall performance and assess future cash flows.

	In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements.	Fiscal years beginning January 1, 2024, and interim periods for fiscal years beginning January 1, 2025; Early adoption permitted	The Company is continuing to evaluate this guidance, but expects the standard to impact its disclosures pertaining to having a single reportable segment and is not anticipated to have an impact on the Company's financial position, results of operations, or cash flows.

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
3. Revenue Recognition
Operating Leases
Minimum lease payments to be received under long-term operating leases and short-term specialty leases, excluding additional percentage rent based on tenants' sales volume and tenant reimbursements of certain operating expenses, and assuming no exercise of renewal options or early termination rights, are as follows:

As of March 31, 2024
Remaining 2024	$144,351
2025	183,689
2026	164,701
2027	131,947
2028	105,073
Thereafter	359,216
Total	$1,088,977
The foregoing table includes payments from tenants who have taken possession of their space and tenants who have been moved to the cash basis of accounting for revenue recognition purposes. The remaining lease terms range from less than one year to fifty-seven years.
The following table reflects the disaggregation of lease income, net:

	Three months ended March 31
	2024	2023
Minimum base rent	$42,447	$40,476
Real estate tax recoveries	8,105	8,517
Common area maintenance, insurance, and other recoveries	7,854	6,949
Ground rent income	4,737	4,710
Amortization of market-lease intangibles and inducements, net	576	1,516
Short-term and other lease income	1,261	1,314
Termination fee income	561	134
Straight-line rent adjustments, net	906	909
Reversal of uncollectible billed rent and recoveries, net	46	305
Lease income, net	$66,493	$64,830

4. Acquired Properties
The following table reflects the retail properties acquired, accounted for as asset acquisitions, during the three months ended March 31, 2024:

Acquisition Date	Property	Metropolitan Area	Square Feet	Gross Acquisition Price	Assumption of Mortgage Debt
February 1, 2024	The Plant (a)	Phoenix, AZ	57	$29,500	$13,000
			57	$29,500	$13,000
(a)The Company recognized a fair value adjustment of $410 related to the mortgage payable secured by the property.
The following table reflects the retail properties acquired, accounted for as asset acquisitions, during the three months ended March 31, 2023:

Acquisition Date	Property	Metropolitan Area	Square Feet	Gross Acquisition Price	Assumption of Mortgage Debt
January 18, 2023	Bay Colony (a)	Houston, TX	416	$79,100	$41,969
January 18, 2023	Blackhawk Town Center (a)	Houston, TX	127	26,300	13,008
January 18, 2023	Cyfair Town Center (a)	Houston, TX	433	79,200	30,880
January 18, 2023	Stables Town Center (a)	Houston, TX	148	37,000	6,611
			1,124	$221,600	$92,468
(a)These retail properties were acquired from the Company's unconsolidated joint venture, IAGM Retail Fund I, LLC, as disclosed in "Note 6. Investment in Unconsolidated Entities". The Company recognized a fair value adjustment of $692 related to the pooled mortgage debt on these properties.
Transaction costs of $108 and $78 were capitalized during the three months ended March 31, 2024 and 2023, respectively.

5. Disposed Properties
There were no properties disposed of during the three months ended March 31, 2024 and 2023.

6. Investment in Unconsolidated Entities
Liquidation of Joint Venture Interest in IAGM
On April 17, 2013, the Company and PGGM Private Real Estate Fund formed IAGM Retail Fund I, LLC ("IAGM"), a joint venture partnership for the purpose of acquiring, owning, managing, and disposing of retail properties and sharing in the profits and losses from those retail properties and their activities.
On January 18, 2023, the Company acquired the four remaining retail properties from IAGM for an aggregate purchase price of $222.3 million by acquiring 100% of the membership interests in each of IAGM's wholly owned subsidiaries. The Company assumed aggregate mortgage debt of $92.5 million and funded the remaining balance with its available liquidity. IAGM recognized a gain on sale of $45.2 million, of which the Company's share was approximately $24.9 million. Subsequent to the transaction, IAGM proportionately distributed substantially all net proceeds from the sale, of which the Company's share was approximately $71.4 million. In connection with the foregoing, IAGM adopted a liquidation plan on January 11, 2023. On December 15, 2023, IAGM was fully liquidated.
The Company's aggregate deferred gains related to its previously owned equity interest in real estate acquisitions from IAGM of $39.9 million are reflected in the basis of the respective acquired assets. Previously, deferred gains were reflected as a reduction of the Company's investment in IAGM and amortized to equity in earnings of unconsolidated entities.
On January 18, 2023, the Company also acquired IAGM's two interest rate swap agreements which achieved fixed interest rates on an aggregate notional amount of $75.0 million of the assumed pooled mortgage priced in a Secured Overnight Financing Rate ("SOFR"), each of which reprice monthly ("1-Month Term SOFR"). IAGM recognized a gain on sale of $2.6 million representing the fair value of the derivatives, of which the Company's share was approximately $1.4 million. The Company deferred its share of IAGM's gain on sale of derivatives, initially reflecting it within accumulated comprehensive income and amortizing it to interest expense, net, through the instruments' maturity date.

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
The Company's credit agreements and mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions and distribution limitations. As of March 31, 2024 and December 31, 2023, the Company was in compliance with all loan covenants.
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
Interest Rate Swaps
The Company is party to five effective interest rate swap agreements and two interest rate forward swap agreements, which address the periods between the maturity dates of the effective swaps and the maturity dates of the Amended Term Loan Agreement. In tandem, the interest rate swaps achieve fixed interest rates for a constant notional amount through the maturity dates of the Amended Term Loan Agreement.
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

The following table summarizes the Company's debt as of March 31, 2024 and December 31, 2023:

			As of March 31, 2024		As of December 31, 2023
	Maturity Date	Rate Type	Interest Rate	Amount	Interest Rate	Amount
Mortgages Payable
Fixed rate mortgages payable	Various	Fixed	4.01% (a)	$109,080	4.01% (a)	$96,080
Variable rate mortgages payable (b)	11/2/2024	Variable	1M SOFR + 1.65% (c)	72,468	1M SOFR + 1.65% (c)	72,468
Total				181,548		168,548

Term Loan
$200.0 million 5 years	9/22/2026	Fixed	2.81% (d)	100,000	2.81% (d)	100,000
$200.0 million 5 years	9/22/2026	Fixed	2.81% (d)	100,000	2.81% (d)	100,000
$200.0 million 5.5 years	3/22/2027	Fixed	2.77% (d)	50,000	2.77% (d)	50,000
$200.0 million 5.5 years	3/22/2027	Fixed	2.76% (d)	50,000	2.76% (d)	50,000
$200.0 million 5.5 years	3/22/2027	Fixed	4.99% (d)	100,000	4.99% (d)	100,000
Total				400,000		400,000

Senior Notes
$150.0 million Series A Notes	8/11/2029	Fixed	5.07%	150,000	5.07%	150,000
$100.0 million Series B Notes	8/11/2032	Fixed	5.20%	100,000	5.20%	100,000
Total				250,000		250,000

Revolving Line of Credit
$350.0 million total capacity	9/22/2025	Variable	1M SOFR + 1.14% (c)(e)	—	1M SOFR + 1.14% (c)(e)	—

Total debt			4.28%	831,548	4.29%	818,548
Debt discounts and issuance costs, net				(4,021)		(3,980)
Debt, net				$827,527		$814,568
(a)Interest rates reflect the weighted average of the Company's mortgages payable.
(b)These mortgages payable are cross collateralized by three properties and have one 12-month extension option.
(c)As of March 31, 2024 and December 31, 2023, 1-Month Term SOFR was 5.33% and 5.35%, respectively.
(d)Interest rates reflect the fixed rates achieved through the Company's interest rate swaps.
(e)Interest rate applies to drawn balance only. Additional annual facility fee of 0.15% applies to entire line of credit capacity.

The following table summarizes the scheduled maturities of the Company's mortgages payable as of March 31, 2024:

Scheduled maturities by year:	As of March 31, 2024
2024	$88,168
2025	35,880
2026	—
2027	26,000
2028	—
Thereafter	31,500
Total mortgage payable maturities	$181,548

8. Fair Value Measurements
Recurring Measurements
The following financial instruments are remeasured at fair value on a recurring basis:

	Fair Value Measurements as of
	March 31, 2024			December 31, 2023
Cash Flow Hedges: (a) (b)	Level 1	Level 2 (c)	Level 3	Level 1	Level 2 (c)	Level 3
Derivative interest rate swaps	—	$22,076	—	—	$18,074	—
(a)During the twelve months subsequent to March 31, 2024, an estimated $11,277 of derivative interest rate balances recognized in accumulated comprehensive income will be reclassified into earnings.
(b)As of March 31, 2024 and December 31, 2023, the Company determined that the credit valuation adjustments associated with nonperformance risk are not significant to the overall valuation of its derivatives. As a result, the Company's derivative valuations in their entirety are classified as Level 2 of the fair value hierarchy.
(c)The Company's derivative assets or liabilities are recognized as a part of deferred costs and other assets, net or other liabilities, respectively.
Nonrecurring Measurements
Investment Properties
During the three months ended March 31, 2024 and 2023, the Company had no Level 3 nonrecurring fair value measurements.
Financial Instruments Not Measured at Fair Value
The table below summarizes the estimated fair value of financial instruments presented at carrying values in the Company's condensed consolidated financial statements as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
	Carrying Value	Estimated Fair Value	Market Interest Rate	Carrying Value	Estimated Fair Value	Market Interest Rate
Mortgages payable	$181,548	$173,231	7.34%	$168,548	$161,320	6.86%
Senior notes	250,000	231,959	6.49%	250,000	233,635	6.31%
Term loans	400,000	399,187	5.65%	400,000	399,539	5.10%
Revolving line of credit	—	—	N/A	—	—	N/A
The market interest rates used to estimate the fair value of the Company's mortgages payable, senior notes, term loans, and revolving line of credit reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to that of the Company. The Company classifies its debt instrument valuations within Level 2 of the fair value hierarchy.

9. Earnings Per Share and Equity Transactions
Basic earnings per share ("EPS") is computed by dividing net income or loss attributed to common shares by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that may occur from awards issued pursuant to stock-based compensation plans.
The following table reconciles the amounts used in calculating basic and diluted EPS:

	Three months ended March 31
	2024	2023
Numerator:
Net income attributed to common shares - basic and diluted	$2,900	$1,133

Denominator:
Weighted average common shares outstanding - basic	67,874,528	67,508,641
Dilutive effect of unvested restricted shares (a) (b)	397,522	145,883
Weighted average common shares outstanding - diluted	68,272,050	67,654,524

Basic and diluted earnings per common share:
Net income per common share - basic	$0.04	$0.02
Net income per common share - diluted	$0.04	$0.02
(a)For the three months ended March 31, 2024 and 2023, the Company has excluded the anti-dilutive effect of market-based awards granted in 2024 and 2023, respectively.

ATM Program
On March 7, 2022, the Company established an at-the-market equity offering program (the "ATM Program") through which the Company may sell from time to time up to an aggregate of $250.0 million of its common stock. In connection with the ATM Program, the Company may sell shares of its common stock to or through sales agents, or may enter into separate forward sale agreements with one of the agents, or one of their respective affiliates, as a forward purchaser. As of March 31, 2024, $244.6 million of common stock remains available for issuance under the ATM Program.
Share Repurchase Program
On February 23, 2022, the Company established a share repurchase program (the "SRP") of up to $150.0 million of the Company's outstanding shares of common stock. The SRP may be suspended or discontinued at any time, and does not obligate the Company to repurchase any dollar amount or particular amount of shares. As of March 31, 2024, the Company has not repurchased any common stock under the SRP.

10. Stock-Based Compensation
Incentive Award Plan
The Company's Board adopted the InvenTrust Properties Corp. 2015 Incentive Award Plan effective as of June 19, 2015 and the first amendment to such plan on May 6, 2016 (as amended, the "Incentive Award Plan"). The Company is authorized to issue or transfer up to 3,000,000 shares (the "Share Limit") of the Company's common stock pursuant to awards granted under the Incentive Award Plan.
On March 20, 2024, the Company's Board adopted the second amendment to the Incentive Award Plan (the "Amendment"), subject to approval of the Incentive Award Plan, as amended by the Amendment, by the Company's stockholders at the Company's 2024 annual meeting of stockholders to be held on May 7, 2024. If the Incentive Award Plan, as amended by the Amendment, is approved by the Company's stockholders, it will, among other things, increase the Share Limit by 2,750,000 shares to 5,750,000 shares.
Outstanding restricted stock unit ("RSU") awards are categorized as either time-based awards, performance-based awards, or market-based awards. All awards are granted at fair value, earn dividends throughout the vesting period, and have no voting rights. As of March 31, 2024, 143,456 shares were available for future issuance under the Incentive Award Plan.

Market-based awards are valued as of the grant date utilizing a Monte Carlo simulation model that assesses the probability of satisfying certain market performance thresholds over a three year performance period.
The following table summarizes the Company's significant assumptions used in the Monte Carlo simulation models:

	At Grant Date
	2024	2023
Volatility	31.00%	34.00%
Risk free interest rate	4.42%	4.45%
Dividend Yield	3.40%	3.20%

The following table summarizes the Company's RSU activity during the three months ended March 31, 2024:

	Unvested Time- Based RSUs	Unvested Performance and Market-Based RSUs	Weighted-Average Grant Date Price Per Share
Outstanding as of January 1, 2024	147,592	1,024,771	$19.36
Shares granted	159,252	335,936	$19.39
Shares vested	—	(113,954)	$28.90
Unearned performance shares added back to Share Limit	—	(82,665)	$28.90
Shares forfeited	(2,190)	(17,360)	$17.41
Outstanding as of March 31, 2024	304,654	1,146,728	$18.24

Employee Stock Purchase Plan
On May 4, 2023, the Company established an Employee Stock Purchase Plan (the "ESPP") pursuant to which employees may purchase up to an aggregate of 3,300,000 shares of the Company's common stock, of which 3,288,272 shares remain available for future issuance as of March 31, 2024.

Stock-Based Compensation Expense
The following table summarizes the Company's stock-based compensation expense:

	Three months ended March 31
	2024	2023
Incentive Award Plan, net (a)	$2,156	$1,967
Employee Stock Purchase Plan (b)	35	—
Stock-based compensation expense, net	$2,191	$1,967
(a)As of March 31, 2024, there was $16,868 of total estimated unrecognized compensation expense related to the Incentive Award Plan which will be recognized through December 2026.
(b)As of March 31, 2024, there was $183 of total estimated unrecognized compensation expense related to the ESPP which will be recognized through December 2025.

11. Commitments and Contingencies
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

12. Subsequent Events
In preparing its condensed consolidated financial statements, the Company evaluated events and transactions occurring after March 31, 2024 through the date the financial statements were issued for recognition and disclosure purposes.
On April 9, 2024, the Company acquired Moores Mill, a 70,000 square foot neighborhood center anchored by Publix in Atlanta, Georgia for a gross acquisition price of $28.0 million. The Company used cash on hand to fund the acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (this "Quarterly Report"), other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). These statements include statements about InvenTrust Properties Corp.'s (the "Company," "InvenTrust," "we," "our," or "us") plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events; and they involve known and unknown risks that are difficult to predict.
As a result, our actual financial results, performance, achievements, or prospects may differ materially from those expressed or implied by these forward-looking statements. In some cases, forward-looking statements can be identified by the use of words such as "may," "could," "expect," "intend," "plan," "seek," "anticipate," "believe," "estimate," "guidance," "predict," "potential," "continue," "likely," "will," "would," "illustrative," and "should" and variations of these terms and similar expressions, or the negatives of these terms or similar expressions. Such forward-looking statements are necessarily based upon estimates and assumptions that, while we consider reasonable based on our knowledge and understanding of the business and industry, are inherently uncertain. These statements are expressed in good faith and are not guarantees of future performance or results. Our actual results could differ materially from those expressed in the forward-looking statements and readers should not rely on forward-looking statements in making investment decisions.
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties and factors set forth in our filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2023 (the "Annual Report"), and as updated in this Quarterly Report and other quarterly and current reports, which are on file with the SEC and are available at the SEC's website (www.sec.gov).
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
•future increases in interest rates;
•rising inflation;
•natural or man-made disasters, severe weather and climate-related events, such as earthquakes, tsunamis, tornadoes, hurricanes, droughts, blizzards, hailstorms, floods, wildfires, mudslides, oil spills, nuclear incidents, and outbreaks of pandemics or contagious diseases, or fear of such outbreaks;
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
Overview
Strategy and Outlook
InvenTrust Properties Corp. is a premier Sun Belt, multi-tenant essential retail REIT that owns, leases, redevelops, acquires, and manages grocery-anchored neighborhood and community centers, as well as high-quality power centers that often have a grocery component. We pursue our business strategy by acquiring retail properties in Sun Belt markets, opportunistically disposing of retail properties, maintaining a flexible capital structure, and enhancing our environmental, social and governance practices and standards.
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
Evaluation of Financial Condition
In addition to measures of operating performance determined in accordance with U.S. generally accepted accounting principles ("GAAP"), management evaluates our financial condition and operating performance by focusing on the following financial and nonfinancial indicators, discussed in further detail herein:
•Net Operating Income ("NOI") and Same Property NOI, supplemental non-GAAP measures;
•Nareit Funds From Operations ("Nareit FFO") Applicable to Common Shares and Dilutive Securities, a supplemental non-GAAP measure;
•Core Funds From Operations ("Core FFO") Applicable to Common Shares and Dilutive Securities, a supplemental non-GAAP measure;
•Economic and leased occupancy and rental rates;
•Leasing activity and lease rollover;
•Operating expense levels and trends;
•General and administrative expense levels and trends;
•Debt maturities and leverage ratios; and
•Liquidity levels.
Recent Developments
On February 1, 2024, the Company acquired The Plant, a 57,000 square foot neighborhood center anchored by Sprouts Farmers Market in Chandler, Arizona for a gross acquisition price of $29.5 million. The Company used cash on hand and assumed $13.0 million of existing mortgage debt to fund the acquisition.

Our Retail Portfolio
Our wholly-owned and managed retail properties include grocery-anchored community and neighborhood centers and power centers, including those classified as necessity-based, as defined in our Annual Report. As of March 31, 2024, we owned 63 retail properties with a total gross leasable area ("GLA") of approximately 10.4 million square feet. The following table summarizes our retail portfolio as of March 31, 2024 and 2023.

	2024	2023
No. of properties	63	62
GLA (square feet)	10,385	10,295
Economic occupancy (a)	93.4%	94.0%
Leased occupancy (b)	96.3%	96.1%
ABR PSF (c)	$19.61	$19.12
(a)Economic occupancy is defined as the percentage of occupied GLA divided by total GLA (excluding Specialty Leases) for which a tenant is obligated to pay rent under the terms of its lease agreement as of the rent commencement date, regardless of the actual use or occupancy by that tenant of the area being leased. Actual use may be less than economic occupancy. Specialty Leases represent small shop and anchor leases with terms of less than one year and all common area leases regardless of term.
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
Summary by Center Type
The following table summarizes our retail portfolio by center type, as defined in our Annual Report, as of March 31, 2024 and 2023.

	Community and Neighborhood centers		Power centers
	2024	2023	2024	2023
No. of properties	51	50	12	12
GLA (square feet)	6,860	6,772	3,525	3,523
Economic occupancy	95.0%	94.0%	90.2%	93.9%
Leased occupancy	96.9%	96.5%	95.0%	95.5%
ABR PSF	$20.32	$19.92	$18.17	$17.57
Summary by Same Property
Properties classified as same property were owned for the entirety of both periods presented ("Same Properties"). The following table summarizes the Same Properties of our retail portfolio for the three months ended March 31, 2024 and 2023.

	Three months ended March 31
	2024	2023
No. of properties	57	57
GLA (square feet)	9,113	9,108
Economic occupancy	93.4%	94.5%
Leased occupancy	96.5%	96.4%
ABR PSF	$19.95	$19.54

Lease Expirations
The following table presents the lease expirations of our retail portfolio as of March 31, 2024. This table does not include expirations of signed but not yet commenced leases, nor does it assume that unexercised contractual lease renewal or extension options contained in our leases will, in fact, be exercised.

Lease Expiration Year	No. of Expiring Leases	GLA of Expiring Leases (square feet)	Percent of Total GLA of Expiring Leases	ABR of Expiring Leases	Percent of Total ABR	Expiring ABR PSF (a)
2024	73	381	3.9%	$7,942	3.9%	$20.85
2025	167	1,123	11.6%	19,201	9.4%	17.10
2026	219	965	10.0%	22,741	11.2%	23.57
2027	274	1,900	19.6%	39,349	19.5%	20.71
2028	226	1,049	10.8%	25,694	12.7%	24.49
2029	172	1,169	12.1%	24,148	11.9%	20.66
2030	83	437	4.5%	11,249	5.6%	25.74
2031	78	536	5.5%	11,259	5.6%	21.01
2032	90	549	5.7%	12,673	6.3%	23.08
2033	62	390	4.0%	10,045	5.0%	25.76
Thereafter	57	1,177	12.1%	17,229	8.5%	14.64
Other (b)	7	19	0.2%	744	0.4%	39.16
	1,508	9,695	100%	$202,274	100%	$20.86
(a)Expiring ABR PSF reflects ABR PSF at the time of lease expiration.
(b)Other lease expirations include the GLA, ABR and ABR PSF of month-to-month leases.
Our retail business is neither highly dependent on specific retailers nor subject to lease roll-over concentration. We believe this minimizes risk to our retail portfolio from significant revenue variances over time.

Leasing Activity, Retail Portfolio
The following tables summarize the activity for leases that were executed during the three months ended March 31, 2024, compared with expiring or expired leases for the same or previous tenant for renewals, and the same unit for new leases at the 63 properties in the retail portfolio. The Company's retail portfolio had GLA totaling 364 thousand square feet expiring during the three months ended March 31, 2024, of which 328 thousand square feet was re-leased to the in-place tenant. This achieved a retention rate of approximately 90%.

	No. of Leases Executed	GLA SF (in thousands)	New Contractual Rent ($PSF) (b)	Prior Contractual Rent ($PSF) (b)	% Change over Prior Lease Rent (b)	Weighted Average Lease Term (Years)	Tenant Improvement Allowance ($PSF)	Lease Commissions ($PSF)
All Tenants
Comparable Renewal Leases (a)	31	133	$29.08	$26.59	9.4%	5.0	$—	$—
Comparable New Leases (a)	3	32	$19.77	$15.90	24.3%	10.5	$42.18	$10.21
Non-Comparable Renewal and New Leases	7	15	$39.61	N/A	N/A	6.5	$23.50	$10.93
Total	41	180	$27.28	$24.54	11.2%	6.1	$9.42	$2.71

Anchor Tenants (leases ten thousand square feet and over)
Comparable Renewal Leases (a)	2	55	$21.92	$20.55	6.7%	4.2	$—	$—
Comparable New Leases (a)	1	25	$13.25	$10.00	32.5%	10.4	$30.00	$7.36
Non-Comparable Renewal and New Leases	—	—	$—	N/A	N/A	—	$—	$—
Total	3	80	$19.21	$17.25	11.4%	6.1	$9.38	$2.30

Small Shop Tenants (leases under ten thousand square feet)
Comparable Renewal Leases (a)	29	78	$34.11	$30.84	10.6%	5.5	$—	$—
Comparable New Leases (a)	2	7	$43.59	$38.16	14.2%	10.8	$86.68	$20.61
Non-Comparable Renewal and New Leases	7	15	$39.61	N/A	N/A	6.5	$23.50	$10.93
Total	38	100	$34.87	$31.42	11.0%	6.0	$9.44	$3.04
(a)Comparable leases are leases that meet all of the following criteria: terms greater than or equal to one year, unit was vacant less than one year prior to executed lease, square footage of unit remains unchanged or within 10% of prior unit square footage, and has a rent structure consistent with the previous tenant.
(b)Non-comparable leases are not included in totals.

Results of Operations
Comparison of results for the three months ended March 31, 2024 and 2023
We generate substantially all of our earnings from property operations. Since January 1, 2023, we have acquired six retail properties and disposed of one.
The following table presents the changes in our income for the three months ended March 31, 2024 and 2023.

	Three months ended March 31
	2024	2023	Increase (Decrease)
Income
Lease income, net	$66,493	$64,830	$1,663
Other property income	305	295	10
Other fee income	—	80	(80)
Total income	$66,798	$65,205	$1,593
Lease income, net, for the three months ended March 31, 2024 increased $1.7 million when compared to the same period in 2023, as a result of increases from properties acquired of $1.9 million, decreases from properties disposed of $0.3 million, and the following activity related to our Same Properties:
•$0.7 million of increased minimum rent attributable to increased rental rates,
•$0.1 million of increased common area maintenance and real estate tax recoveries, partially offset by:
•$0.5 million of decreased amortization of market lease intangibles and straight-line rent adjustments, and
•$0.2 million of net changes in credit losses and related reversals.

The following table presents the changes in our operating expenses for the three months ended March 31, 2024 and 2023.

	Three months ended March 31
	2024	2023	Increase (Decrease)
Operating expenses
Depreciation and amortization	$28,168	$26,758	$1,410
Property operating	9,999	10,230	(231)
Real estate taxes	8,981	9,628	(647)
General and administrative	7,974	7,731	243
Total operating expenses	$55,122	$54,347	$775
Depreciation and amortization for the three months ended March 31, 2024 increased $1.4 million when compared to the same period in 2023, as a result of:
•$2.1 million of increases from properties acquired, partially offset by:
•$0.2 million of decreases from properties disposed, and
•$0.5 million of decreased in-place lease intangible amortization from our Same Properties.
Property operating expenses for the three months ended March 31, 2024 decreased $0.2 million when compared to the same period in 2023, as a result of:
•$0.3 million of decreased repair and maintenance costs from our Same Properties, and
•$0.1 million of decreases from properties disposed, partially offset by:
•$0.2 million of increases from properties acquired.
Real estate taxes for the three months ended March 31, 2024 decreased $0.6 million when compared to the same period in 2023, as a result of decreased real estate taxes from our Same Properties.
General and administrative expenses for the three months ended March 31, 2024 increased $0.2 million when compared to the same period in 2023, as a result of $0.2 million of increased compensation costs.

The following table presents the changes in our other income and expenses for the three months ended March 31, 2024 and 2023.

	Three months ended March 31
	2024	2023	Change
Other (expense) income
Interest expense, net	$(9,634)	$(9,509)	$(125)
Equity in losses of unconsolidated entities	—	(663)	663
Other income and expense, net	858	447	411
Total other (expense) income, net	$(8,776)	$(9,725)	$949
Interest expense, net
Interest expense, net, for the three months ended March 31, 2024 increased $0.1 million when compared to the same period in 2023, primarily as a result of:
•aggregate assumption of mortgages of $105.4 million since January 1, 2023, generating increased interest expense of $0.9 million, partially offset by:
•decreased interest rates on our corporate term loans generating decreased interest expense of $0.4 million,
•decreased amortization of debt issuance costs of $0.3 million, and
•aggregate reduction of mortgage payable of $34.1 million since January 1, 2023, generating decreased interest expense of $0.1 million.

Equity in losses of unconsolidated entities
The decrease in equity in losses of unconsolidated entities for the periods presented is a result of the Company acquiring the four remaining retail properties from its joint venture entity, IAGM Retail Fund I, LLC ("IAGM") on January 18, 2023.
Other income and expense, net
Other income and expense, net, for the three months ended March 31, 2024 increased $0.4 million when compared to the same period in 2023, as a result of increased interest income earned on cash and cash equivalents.

Net Operating Income
We evaluate the performance of our retail properties based on NOI, which excludes general and administrative expenses, depreciation and amortization, other income and expense, net, gains (losses) from sales of properties, gains (losses) on extinguishment of debt, interest expense, net, equity in earnings (losses) from unconsolidated entities, lease termination income and expense, and GAAP rent adjustments such as amortization of market lease intangibles, amortization of lease incentives, and straight-line rent adjustments ("GAAP Rent Adjustments"). We bifurcate NOI into Same Property NOI and NOI from other investment properties based on whether the retail properties meet our Same Property criteria. NOI from other investment properties includes adjustments for the Company's captive insurance company.
We believe the supplemental non-GAAP financial measures of NOI, same property NOI, and NOI from other investment properties provide added comparability across periods when evaluating our financial condition and operating performance that is not readily apparent from "Operating income" or "Net income" in accordance with GAAP.
Comparison of Same Property results for the three months ended March 31, 2024 and 2023
A total of 57 retail properties met our Same Property criteria for the three months ended March 31, 2024 and 2023. The following table presents the reconciliation of net income, the most directly comparable GAAP measure, to NOI and Same Property NOI for the three months ended March 31, 2024 and 2023:

	Three months ended March 31
	2024	2023
Net income	$2,900	$1,133
Adjustments to reconcile to non-GAAP metrics:
Other income and expense, net	(858)	(447)
Equity in losses of unconsolidated entities	—	663
Interest expense, net	9,634	9,509
Depreciation and amortization	28,168	26,758
General and administrative	7,974	7,731
Other fee income	—	(80)
Adjustments to NOI (a)	(2,043)	(2,559)
NOI	45,775	42,708
NOI from other investment properties	(4,302)	(2,851)
Same Property NOI	$41,473	$39,857
(a)Adjustments to NOI include lease termination income and expense and GAAP Rent Adjustments.

Comparison of the components of Same Property NOI for the three months ended March 31, 2024 and 2023

	Three months ended March 31
	2024	2023	Change	Variance
Minimum base rent	$38,538	$37,739	$799	2.1%
Real estate tax recoveries	7,612	8,094	(482)	(6.0)%
Common area maintenance, insurance, and other recoveries	7,100	6,533	567	8.7%
Ground rent income	3,877	3,954	(77)	(1.9)%
Short-term and other lease income	1,253	1,292	(39)	(3.0)%
Reversal of uncollectible billed rent and recoveries, net	102	300	(198)	(66.0)%
Other property income	271	277	(6)	(2.2)%
	58,753	58,189	564	1.0%
Property operating	8,934	9,327	(393)	(4.2)%
Real estate taxes	8,346	9,005	(659)	(7.3)%
	17,280	18,332	(1,052)	(5.7)%
Same Property NOI	$41,473	$39,857	$1,616	4.1%
Same Property NOI increased by $1.6 million, or 4.1%, when comparing the three months ended March 31, 2024 to the same period in 2023, and was primarily a result of:
•$0.8 million of increased minimum base rent attributable to increased rental rates,
•$0.6 million of increased operating expense recoveries primarily attributable to leases with fixed recovery terms, and
•$0.2 million of decreased non-recoverable expenses.

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
Core FFO is an additional supplemental non-GAAP financial measure of our operating performance. In particular, Core FFO provides an additional measure to compare the operating performance of different REITs without having to account for certain remaining amortization assumptions within Nareit FFO and other unique revenue and expense items, which some may consider not pertinent to measuring a particular company's on-going operating performance. In that regard, we use Core FFO as an input to our compensation plan to determine cash bonuses and measure the achievement of certain performance-based equity awards.
See our Annual Report for expanded descriptions of Nareit FFO and Core FFO.
Nareit FFO Applicable to Common Shares and Dilutive Securities and Core FFO Applicable to Common Shares and Dilutive Securities is calculated as follows:

	Three months ended March 31
	2024	2023
Net income	$2,900	$1,133
Depreciation and amortization related to investment properties	27,946	26,543
Unconsolidated joint venture adjustments (a)	—	342
Nareit FFO Applicable to Common Shares and Dilutive Securities	30,846	28,018
Amortization of market lease intangibles and inducements, net	(576)	(1,516)
Straight-line rent adjustments, net	(906)	(909)
Amortization of debt discounts and financing costs	575	854
Depreciation and amortization of corporate assets	222	215
Non-operating income and expense, net (b)	(180)	865
Unconsolidated joint venture adjustments (c)	—	(156)
Core FFO Applicable to Common Shares and Dilutive Securities	$29,981	$27,371

Weighted average common shares outstanding - basic	67,874,528	67,508,641
Dilutive effect of unvested restricted shares (d)	397,522	145,883
Weighted average common shares outstanding - diluted	68,272,050	67,654,524

Net income per diluted share	$0.04	$0.02
Per share adjustments for Nareit FFO	0.41	0.39
Nareit FFO per diluted share	$0.45	$0.41
Per share adjustments for Core FFO	(0.01)	(0.01)
Core FFO per diluted share	$0.44	$0.40
(a)Reflects our share of adjustments for IAGM's Nareit FFO on the same basis as InvenTrust.
(b)Reflects items which are not pertinent to measuring on-going operating performance, such as miscellaneous and settlement income, and basis difference recognition arising from acquiring the four remaining properties of IAGM in 2023.
(c)Reflects our share of adjustments for IAGM's Core FFO on the same basis as InvenTrust.
(d)For purposes of calculating non-GAAP per share metrics, the same denominator is used as that which would be used in calculating diluted earnings per share in accordance with GAAP.

Liquidity and Capital Resources
Development, Redevelopment, Capital Expenditures and Tenant Improvements
The following table summarizes capital resources used for development and re-development, capital expenditures, and tenant improvements at our retail properties during the three months ended March 31, 2024. These costs are classified as cash used in capital expenditures and tenant improvements and investment in development and re-development projects on the condensed consolidated statements of cash flows for the three months ended March 31, 2024.

	Development and Re-development		Capital Expenditures	Tenant Improvements		Total
Direct costs	$1,038	(a)	$2,129	$2,298	(c)	$5,465
Indirect costs	192	(b)	445	—		637
Total	$1,230		$2,574	$2,298		$6,102
(a)Direct development and re-development costs relate to construction of buildings at our retail properties.
(b)Indirect development and re-development costs relate to capitalized interest, real estate taxes, insurance, and payroll attributed to improvements at our retail properties.
(c)Direct costs relate to improvements to a tenant space that are either paid directly by us or reimbursed to the tenants.
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

In the first quarter of 2022, we established an at-the-market equity offering program (the "ATM Program") pursuant to which we may sell shares of our common stock up to an aggregate purchase price of $250.0 million. During the three months ended March 31, 2024 and 2023, no shares were issued under the ATM Program. As of March 31, 2024, $244.6 million of common stock remains available for issuance under the ATM Program.

We believe our listing on the NYSE will facilitate supplementing our capital sources by selling equity securities of the Company under the ATM Program or otherwise if and when we believe appropriate to do so. Also, from time to time, we may seek to acquire amounts of our outstanding common stock through cash purchases or exchanges for other securities. Such purchases or exchanges, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. At this time, we believe our current sources of liquidity are sufficient to meet our short- and long-term cash demands.
Distributions
During the three months ended March 31, 2024, we declared distributions to our stockholders totaling $15.4 million and paid cash distributions of $14.6 million. As we execute on our retail strategy and continue to evaluate our business, results of operations and cash flows, our Board will continue to evaluate our distribution on a periodic basis.
Summary of Cash Flows

	Three months ended March 31		Change
	2024	2023
Cash provided by operating activities	$14,803	$16,025	$(1,222)
Cash used in investing activities	(23,659)	(56,360)	32,701
Cash used in financing activities	(15,791)	(28,136)	12,345
Decrease in cash, cash equivalents and restricted cash	(24,647)	(68,471)	43,824
Cash, cash equivalents and restricted cash at beginning of period	99,763	137,762	(37,999)
Cash, cash equivalents and restricted cash at end of period	$75,116	$69,291	$5,825
Cash provided by operating activities of $14.8 million and $16.0 million for the three months ended March 31, 2024 and 2023, respectively, was generated primarily from income from property operations. Cash provided by operating activities decreased $1.2 million when comparing the three months ended March 31, 2024 to the same period in 2023, as a result of general working capital fluctuations. Since January 1, 2023, we have acquired six retail properties and disposed of one.
Cash used in investing activities of $23.7 million for the three months ended March 31, 2024 was the result of:
•$16.5 million for the acquisition of one investment property, and
•$7.2 million for capital investments and leasing costs.
Cash used in investing activities of $56.4 million for the three months ended March 31, 2023 was the result of:
•$129.6 million for acquisitions of investment properties, and
•$6.1 million for capital investments and leasing costs, which were partially offset by cash provided by:
•$79.3 million from distributions from unconsolidated entities.
Cash used in financing activities of $15.8 million for the three months ended March 31, 2024 was the result of:
•$1.2 million for the payment of tax withholdings for share-based compensation, and
•$14.6 million to pay distributions.
Cash provided by financing activities of $28.1 million for the three months ended March 31, 2023 was the result of:
•$14.3 million for pay-offs of debt and other financing activities, and
•$13.8 million to pay distributions.
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
None.

Contractual Obligations
We have obligations related to our mortgage loans, senior notes, term loans, and revolving credit facility as described in "Note 7. Debt" in the condensed consolidated financial statements.
The following table presents our obligations to make future payments under debt and lease agreements as of March 31, 2024, exclusive of debt discounts and issuance costs, which are not future cash obligations.

	Payments due by year ending December 31
	2024	2025	2026	2027	2028	Thereafter	Total
Long-term debt:
Fixed rate, principal (a)	$15,700	$35,880	$200,000	$226,000	$—	$281,500	$759,080
Variable-rate, principal	72,468	—	—	—	—	—	72,468
Interest	26,079	30,102	27,141	16,339	14,103	24,629	138,393
Total long-term debt	114,247	65,982	227,141	242,339	14,103	306,129	969,941
Operating leases (b)	469	511	517	529	522	786	3,334
Grand total	$114,716	$66,493	$227,658	$242,868	$14,625	$306,915	$973,275

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company is subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt. The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows. As of March 31, 2024, the Company's debt included outstanding variable-rate debt of $472.5 million, of which $400.0 million has been swapped to a fixed rate.
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
As of March 31, 2024, the Company's interest rate risk was limited to $72.5 million of variable rate cross-collateralized mortgage debt. If market rates of interest on all variable-rate debt as of March 31, 2024 permanently increased or decreased by 1%, the annual increase or decrease in interest expense on the variable-rate debt and future earnings and cash flows would be approximately $0.7 million. See the Annual Report for an expanded discussion regarding how the Company achieves its interest rate risk management objectives and how it often uses financial instruments to hedge exposures to changes in interest rates on loans.
The Company is party to five effective interest rate swap agreements and two interest rate forward swap agreements, which address the periods between the maturity dates of the effective swaps and the maturity dates of the Amended Term Loan Agreement. In tandem, the interest rate swaps achieve fixed interest rates for a constant notional amount through the maturity dates of the Amended Term Loan Agreement.
The following table summarizes the Company's five effective interest rate swaps as of March 31, 2024:

							Fair Value as of
Effective Interest Rate Swaps	Effective Date	Termination Date	InvenTrust Receives	InvenTrust Pays Fixed Rate of	Fixed Rate Achieved	Notional Amount	March 31, 2024	December 31, 2023
5.5 year term loan	Dec 2, 2019	Jun 21, 2024	1-Month SOFR	1.47%	2.77%	$50,000	$426	$855
5.5 year term loan	Dec 2, 2019	Jun 21, 2024	1-Month SOFR	1.46%	2.76%	50,000	427	857
5.5 year term loan	Apr 3, 2023	Mar 22, 2027	1-Month SOFR	3.69%	4.99%	100,000	1,377	(122)
5 year term loan	Dec 21, 2023	Sep 22, 2026	1-Month SOFR	1.51%	2.81%	100,000	6,589	5,820
5 year term loan	Dec 21, 2023	Sep 22, 2026	1-Month SOFR	1.51%	2.81%	100,000	6,612	5,845
						$400,000	$15,431	$13,255
The following table summarizes the Company's two forward interest rate swaps as of March 31, 2024:

							Fair Value as of
Forward Interest Rate Swaps	Effective Date	Termination Date	InvenTrust Receives	InvenTrust Pays Fixed Rate of	Fixed Rate Achieved	Notional Amount	March 31, 2024	December 31, 2023
5.5 year term loan	Jun 21, 2024	Mar 22, 2027	1-Month SOFR	1.54%	2.84%	$50,000	$3,366	$2,451
5.5 year term loan	Jun 21, 2024	Mar 22, 2027	1-Month SOFR	1.48%	2.78%	50,000	3,279	2,368
						$100,000	$6,645	$4,819

Gains or losses resulting from marking-to-market derivatives each reporting period are recognized as an increase or decrease in comprehensive income (loss) on the condensed consolidated statements of operations and comprehensive income (loss).
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company's management, including its Principal Executive Officer and Principal Financial Officer, evaluated as of March 31, 2024, the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures, as of March 31, 2024, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes to the Company's internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 1A. Risk Factors
As of March 31, 2024, there have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 23, 2022, the Company established a share repurchase program (the "SRP") of up to $150.0 million of its outstanding shares of common stock. The SRP may be suspended or discontinued at any time, and does not obligate the Company to repurchase any dollar amount or particular amount of shares. As of March 31, 2024, no common stock has been repurchased under the SRP.
The following is a summary of all share repurchases during the first quarter of 2024:

Period	Total No. of Shares Purchased (a)	Average Price Paid per Share	Total No. of Shares Purchased as Part of Publicly Announced Plans or Programs	Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1 - January 31, 2024	—	$—	—	$150,000
February 1 - February 29, 2024	—	$—	—	$150,000
March 1 - March 31, 2024	47,257	$25.34	—	$150,000
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

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2024, filed with the SEC on May 1, 2024, is formatted in Extensible Business Reporting Language ("XBRL"): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed as part of this Quarterly Report on Form 10-Q
** Furnished as part of this Quarterly Report on Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InvenTrust Properties Corp.

Date:	May 1, 2024
By:	/s/ Daniel J. Busch

Name:	Daniel J. Busch
Title:	President, Chief Executive Officer (Principal Executive Officer)

Date:	May 1, 2024
By:	/s/ Michael Phillips

Name:	Michael Phillips
Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)