Form 10-Q
period 2024-06-30
InvenTrust Properties Corp.
filed 2024-07-31
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of July 29, 2024, there were 67,930,431 shares of the registrant's common stock outstanding.

INVENTRUST PROPERTIES CORP.

Quarterly Report on Form 10-Q
For the quarterly period ended June 30, 2024
Table of Contents

-i-

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	As of
	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Investment properties
Land	$705,798	$694,668
Building and other improvements	2,013,451	1,956,117
Construction in progress	9,511	5,889
Total	2,728,760	2,656,674
Less accumulated depreciation	(495,211)	(461,352)
Net investment properties	2,233,549	2,195,322
Cash, cash equivalents and restricted cash	37,129	99,763
Intangible assets, net	111,647	114,485
Accounts and rents receivable	30,861	35,353
Deferred costs and other assets, net	46,889	42,408
Total assets	$2,460,075	$2,487,331

Liabilities
Debt, net	$812,217	$814,568
Accounts payable and accrued expenses	39,457	44,583
Distributions payable	15,370	14,594
Intangible liabilities, net	30,424	30,344
Other liabilities	27,034	29,198
Total liabilities	924,502	933,287
Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 146,000,000 shares authorized, 67,917,128 shares issued and outstanding as of June 30, 2024 and 67,807,831 shares issued and outstanding as of December 31, 2023	68	68
Additional paid-in capital	5,473,515	5,468,728
Distributions in excess of accumulated net income	(3,959,158)	(3,932,826)
Accumulated comprehensive income	21,148	18,074
Total stockholders' equity	1,535,573	1,554,044
Total liabilities and stockholders' equity	$2,460,075	$2,487,331
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share amounts)

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Income
Lease income, net	$67,056	$64,268	$133,549	$129,098
Other property income	367	419	672	714
Other fee income	—	—	—	80
Total income	67,423	64,687	134,221	129,892

Operating expenses
Depreciation and amortization	28,790	28,263	56,958	55,021
Property operating	10,243	9,756	20,242	19,986
Real estate taxes	9,046	8,952	18,027	18,580
General and administrative	8,661	8,048	16,635	15,779
Total operating expenses	56,740	55,019	111,862	109,366

Other (expense) income
Interest expense, net	(9,640)	(9,377)	(19,274)	(18,886)
Gain on sale of investment properties	—	984	—	984
Equity in earnings (losses) of unconsolidated entities	—	149	—	(514)
Other income and expense, net	455	644	1,313	1,091
Total other (expense) income, net	(9,185)	(7,600)	(17,961)	(17,325)

Net income	$1,498	$2,068	$4,398	$3,201

Weighted-average common shares outstanding - basic	67,900,275	67,523,105	67,887,402	67,515,913
Weighted-average common shares outstanding - diluted	68,327,263	67,711,848	68,299,657	67,683,226

Net income per common share - basic	$0.02	$0.03	$0.06	$0.05
Net income per common share - diluted	$0.02	$0.03	$0.06	$0.05

Distributions declared per common share outstanding	$0.23	$0.22	$0.45	$0.43
Distributions paid per common share outstanding	$0.23	$0.22	$0.44	$0.42

Comprehensive income
Net income	$1,498	$2,068	$4,398	$3,201
Unrealized gain on derivatives, net	2,386	10,835	9,705	7,518
Reclassification to net income	(3,314)	(3,984)	(6,631)	(6,876)
Comprehensive income	$570	$8,919	$7,472	$3,843

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income	Total

Beginning balance, January 1, 2024	67,807,831	$68	$5,468,728	$(3,932,826)	$18,074	$1,554,044
Net income	—	—	—	2,900	—	2,900
Unrealized gain on derivatives	—	—	—	—	7,319	7,319
Reclassification to interest expense, net	—	—	—	—	(3,317)	(3,317)
Distributions declared	—	—	—	(15,360)	—	(15,360)
Stock-based compensation, net	66,697	—	2,463	—	—	2,463
Ending balance, March 31, 2024	67,874,528	$68	$5,471,191	$(3,945,286)	$22,076	$1,548,049
Net income	—	—	—	1,498	—	1,498
Unrealized gain on derivatives	—	—	—	—	2,386	2,386
Reclassification to interest expense, net	—	—	—	—	(3,314)	(3,314)
Distributions declared		—	—	(15,370)	—	(15,370)
Stock-based compensation, net	42,600	—	2,324	—	—	2,324
Ending balance, June 30, 2024	67,917,128	$68	$5,473,515	$(3,959,158)	$21,148	$1,535,573

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income	Total

Beginning balance, January 1, 2023	67,472,553	$67	$5,456,968	$(3,879,847)	$26,721	$1,603,909
Net income	—	—	—	1,133	—	1,133
Unrealized loss on derivatives	—	—	—	—	(3,317)	(3,317)
Reclassification to interest expense, net	—	—	—	—	(2,892)	(2,892)
Distributions declared	—	—	—	(14,548)	—	(14,548)
Stock-based compensation, net	36,088	1	2,119	—	—	2,120
Ending balance, March 31, 2023	67,508,641	$68	$5,459,087	$(3,893,262)	$20,512	$1,586,405
Net income	—	—	—	2,068	—	2,068
Unrealized gain on derivatives	—	—	—	—	10,835	10,835
Reclassification to interest expense, net	—	—	—	—	(3,984)	(3,984)
Distributions declared	—	—	—	(14,553)	—	(14,553)
Stock-based compensation, net	22,694	—	2,166	—	—	2,166
Ending balance, June 30, 2023	67,531,335	$68	$5,461,253	$(3,905,747)	$27,363	$1,582,937

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months ended June 30
	2024	2023
Cash flows from operating activities:
Net income	$4,398	$3,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,958	55,021
Amortization of market-lease intangibles and inducements, net	(1,233)	(2,088)
Amortization of debt discounts and financing costs	1,175	2,119
Straight-line rent adjustments, net	(1,887)	(1,762)
Provision for (reversal of) estimated credit losses	231	(124)
Gain on sale of investment properties	—	(984)
Equity in losses of unconsolidated entities	—	514
Stock-based compensation expense, net	4,757	4,269
Changes in operating assets and liabilities:
Accounts and rents receivable	6,148	6,181
Deferred costs and other assets, net	(1,542)	411
Accounts payable and accrued expenses	(5,891)	(4,162)
Other liabilities	(1,652)	889
Net cash provided by operating activities	61,462	63,485
Cash flows from investing activities:
Purchase of investment properties	(60,533)	(152,047)
Capital expenditures and tenant improvements	(10,730)	(12,692)
Investment in development and redevelopment projects	(4,137)	(2,622)
Proceeds from sale of investment properties, net	—	1,581
Distributions from unconsolidated entities	—	91,355
Lease commissions and other leasing costs	(1,653)	(1,840)
Other investing activities, net	(192)	(1,540)
Net cash used in investing activities	(77,245)	(77,805)
Cash flows from financing activities:
Payment of tax withholdings for stock-based compensation	(1,197)	(556)
Distributions to shareholders	(29,954)	(28,385)
Line of credit proceeds	—	30,000
Line of credit repayments	—	(30,000)
Payoffs of debt	(15,700)	(13,700)
Principal payments on mortgage debt	—	(32)
Other financing activities	—	(20)
Net cash used in financing activities	(46,851)	(42,693)
Net decrease in cash, cash equivalents and restricted cash	(62,634)	(57,013)
Cash, cash equivalents and restricted cash at the beginning of the period	99,763	137,762
Cash, cash equivalents and restricted cash at the end of the period	$37,129	$80,749

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months ended June 30
	2024	2023
Supplemental disclosure and schedules:
Cash flow disclosure, including non-cash activities:
Cash paid for interest, net of capitalized interest	$18,536	$16,727
Cash paid for income taxes	$569	$525
Previously held equity investments in real estate assets acquired	$—	$39,603
Distributions payable to shareholders	$15,370	$14,553
Accrued capital expenditures and tenant improvements	$4,377	$2,944
Capitalized costs placed in service	$4,944	$5,643
Gross issuance of shares for stock-based compensation	$3,963	$2,072

Purchase of investment properties:
Net investment properties	$62,914	$200,085
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	12,840	52,871
Accounts payable and accrued expenses, lease intangibles, and other liabilities	(2,631)	(9,133)
Assumption of mortgage debt, at fair value	(12,590)	(91,776)
Cash outflow for purchase of investment properties, net	60,533	152,047
Assumption of mortgage principal	13,000	92,468
Capitalized acquisition costs	(260)	(150)
Credits and other changes in cash outflow, net	327	(365)
Gross acquisition price of investment properties	$73,600	$244,000

Sale of investment properties:
Net investment properties	$—	$597
Gain on sale of investment properties	—	984
Proceeds from sale of investment properties, net	—	1,581
Credits and other changes in cash inflow, net	—	111
Gross disposition price of investment properties	$—	$1,692
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.
Notes to Condensed Consolidated Financial Statements
June 30, 2024 and 2023
(Unaudited)
The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of these interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (this "Quarterly Report") should refer to the audited consolidated financial statements of InvenTrust Properties Corp. (the "Company" or "InvenTrust") as of and for the year ended December 31, 2023, which are included in the Company's Annual Report on Form 10-K (the "Annual Report") as certain note disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary (consisting of normal recurring accruals, except as otherwise noted) for a fair presentation have been included in these condensed consolidated financial statements. Unless otherwise noted, all square feet and dollar amounts are stated in thousands, except share, per share and per square foot data. Number of properties and square feet are unaudited.
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
The accompanying condensed consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries. Subsidiaries generally consist of limited liability companies and limited partnerships. All significant intercompany balances and transactions have been eliminated. Each retail property is owned by a separate legal entity that maintains its own books and financial records. Each separate legal entity's assets are not available to satisfy the liabilities of other affiliated entities.
The Company has a single reportable segment, multi-tenant retail, for disclosure purposes in accordance with GAAP. The following table summarizes the Company's retail portfolio as of June 30, 2024 and 2023:

	Wholly-Owned Retail Properties
	2024	2023
No. of properties	64	63
Gross Leasable Area (square feet)	10,484	10,387

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
3. Revenue Recognition
Operating Leases
Minimum lease payments to be received under long-term operating leases and short-term specialty leases, excluding additional percentage rent based on tenants' sales volume and tenant reimbursements of certain operating expenses, and assuming no exercise of renewal options or early termination rights, are as follows:

As of June 30, 2024
Remaining 2024	$98,957
2025	193,035
2026	174,191
2027	141,335
2028	114,057
Thereafter	383,059
Total	$1,104,634
The foregoing table includes payments from tenants who have taken possession of their space and tenants who have been moved to the cash basis of accounting for revenue recognition purposes. The remaining lease terms range from less than one year to fifty-six years.
The following table reflects the disaggregation of lease income, net:

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Minimum base rent	$43,189	$41,545	$85,636	$82,021
Real estate tax recoveries	8,294	7,948	16,399	16,465
Common area maintenance, insurance, and other recoveries	8,041	7,489	15,895	14,438
Ground rent income	4,749	4,797	9,486	9,507
Amortization of market-lease intangibles and inducements, net	657	572	1,233	2,088
Short-term and other lease income	673	635	1,934	1,949
Termination fee income	749	610	1,310	744
Straight-line rent adjustments, net	981	853	1,887	1,762
(Provision for) reversal of uncollectible billed rent and recoveries, net	(277)	(181)	(231)	124
Lease income, net	$67,056	$64,268	$133,549	$129,098

4. Acquired Properties
The following table reflects the retail properties acquired, accounted for as asset acquisitions, during the six months ended June 30, 2024:

Acquisition Date	Property	Metropolitan Area	Square Feet	Gross Acquisition Price	Assumption of Mortgage Debt
February 1, 2024	The Plant (a)	Phoenix, AZ	57	$29,500	$13,000
April 9, 2024	Moores Mill	Atlanta, GA	70	28,000	—
June 13, 2024	Maguire Groves (b)	Orlando, FL	33	16,100	—
			160	$73,600	$13,000
(a)The Company recognized a fair value adjustment of $410 related to the mortgage payable secured by the property.
(b)Maguire Groves is immediately adjacent to Plantation Grove, a Publix anchored neighborhood center wholly-owned by the Company. The Company operates these properties under the Plantation Grove name.
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
Transaction costs of $260 and $150 were capitalized during the six months ended June 30, 2024 and 2023, respectively.

5. Disposed Properties
There was no real property disposed of during the six months ended June 30, 2024.
The following table reflects the real property disposed of during the six months ended June 30, 2023:

Date	Property	Metropolitan Area	Square Feet	Gross Acquisition Price	Gain on Sale
June 20, 2023	Shops at the Galleria (a)	Austin, TX	N/A	$1,692	$984
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
The Company's credit agreements and mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions and distribution limitations. As of June 30, 2024 and December 31, 2023, the Company was in compliance with all loan covenants.
On February 6, 2023, the Company extinguished the $13.7 million mortgage payable secured by Renaissance Center with its available liquidity.
On June 5, 2024, the Company extinguished the $7.3 million and $8.4 million pooled mortgages payable secured by Plantation Grove and Suncrest Village, respectively, with its available liquidity.
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
Interest Rate Swaps
As of June 30, 2024, the Company is party to five effective interest rate swap agreements which achieve fixed interest rates through the maturity dates of the Amended Term Loan Agreement.
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

The following table summarizes the Company's debt as of June 30, 2024 and December 31, 2023:

			As of June 30, 2024		As of December 31, 2023
	Maturity Date	Rate Type	Interest Rate	Amount	Interest Rate	Amount
Mortgages Payable
Fixed rate mortgages payable	Various	Fixed	3.97% (a)	$93,380	4.01% (a)	$96,080
Variable rate mortgages payable (b)	11/2/2024	Variable	1M SOFR + 1.65% (c)	72,468	1M SOFR + 1.65% (c)	72,468
Total				165,848		168,548

Term Loan
$200.0 million 5 years	9/22/2026	Fixed	2.81% (d)	100,000	2.81% (d)	100,000
$200.0 million 5 years	9/22/2026	Fixed	2.81% (d)	100,000	2.81% (d)	100,000
$200.0 million 5.5 years	3/22/2027	Fixed	2.78% (d)	50,000	2.77% (d)	50,000
$200.0 million 5.5 years	3/22/2027	Fixed	2.84% (d)	50,000	2.76% (d)	50,000
$200.0 million 5.5 years	3/22/2027	Fixed	4.99% (d)	100,000	4.99% (d)	100,000
Total				400,000		400,000

Senior Notes
$150.0 million Series A Notes	8/11/2029	Fixed	5.07%	150,000	5.07%	150,000
$100.0 million Series B Notes	8/11/2032	Fixed	5.20%	100,000	5.20%	100,000
Total				250,000		250,000

Revolving Line of Credit
$350.0 million total capacity	9/22/2025	Variable	1M SOFR + 1.14% (c)(e)	—	1M SOFR + 1.14% (c)(e)	—

Total debt			4.29%	815,848	4.29%	818,548
Debt discounts and issuance costs, net				(3,631)		(3,980)
Debt, net				$812,217		$814,568
(a)Interest rates reflect the weighted average of the Company's mortgages payable.
(b)These mortgages payable are cross collateralized by three properties and have one 12-month extension option.
(c)As of June 30, 2024 and December 31, 2023, 1-Month Term SOFR was 5.34% and 5.35%, respectively.
(d)Interest rates reflect the fixed rates achieved through the Company's interest rate swaps.
(e)Interest rate applies to drawn balance only. Additional annual facility fee of 0.15% applies to entire line of credit capacity.

The following table summarizes the scheduled maturities of the Company's mortgages payable as of June 30, 2024:

Scheduled maturities by year:	As of June 30, 2024
2024	$72,468
2025	35,880
2026	—
2027	26,000
2028	—
Thereafter	31,500
Total mortgage payable maturities	$165,848

8. Fair Value Measurements
Recurring Measurements
The following financial instruments are remeasured at fair value on a recurring basis:

	Fair Value Measurements as of
	June 30, 2024			December 31, 2023
Cash Flow Hedges: (a) (b)	Level 1	Level 2 (c)	Level 3	Level 1	Level 2 (c)	Level 3
Derivative interest rate swaps	—	$21,148	—	—	$18,074	—
(a)During the twelve months subsequent to June 30, 2024, an estimated $11,254 of derivative interest rate balances recognized in accumulated comprehensive income will be reclassified into earnings.
(b)As of June 30, 2024 and December 31, 2023, the Company determined that the credit valuation adjustments associated with nonperformance risk are not significant to the overall valuation of its derivatives. As a result, the Company's derivative valuations in their entirety are classified as Level 2 of the fair value hierarchy.
(c)Derivative assets or liabilities are recognized as a part of deferred costs and other assets, net or other liabilities, respectively.
Nonrecurring Measurements
Investment Properties
During the six months ended June 30, 2024 and 2023, the Company had no Level 3 nonrecurring fair value measurements.
Financial Instruments Not Measured at Fair Value
The table below summarizes the estimated fair value of financial instruments presented at carrying values in the Company's condensed consolidated financial statements as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
	Carrying Value	Estimated Fair Value	Market Interest Rate	Carrying Value	Estimated Fair Value	Market Interest Rate
Mortgages payable	$165,848	$157,954	7.45%	$168,548	$161,320	6.86%
Senior notes	250,000	232,059	6.53%	250,000	233,635	6.31%
Term loans	400,000	400,157	5.65%	400,000	399,539	5.10%
Revolving line of credit	—	—	N/A	—	—	N/A
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
The following table reconciles the amounts used in calculating basic and diluted EPS:

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Numerator:
Net income attributed to common shares - basic and diluted	$1,498	$2,068	$4,398	$3,201

Denominator:
Weighted average common shares outstanding - basic	67,900,275	67,523,105	67,887,402	67,515,913
Dilutive effect of unvested restricted shares (a)	426,988	188,743	412,255	167,313
Weighted average common shares outstanding - diluted	68,327,263	67,711,848	68,299,657	67,683,226

Basic and diluted earnings per common share:
Net income per common share - basic	$0.02	$0.03	$0.06	$0.05
Net income per common share - diluted	$0.02	$0.03	$0.06	$0.05
(a)For the three and six months ended June 30, 2023, the Company has excluded the anti-dilutive effect of market-based awards granted in 2023.

ATM Program
On March 7, 2022, the Company established an at-the-market equity offering program (the "ATM Program") through which the Company may sell from time to time up to an aggregate of $250.0 million of its common stock. In connection with the ATM Program, the Company may sell shares of its common stock to or through sales agents, or may enter into separate forward sale agreements with one of the agents, or one of their respective affiliates, as a forward purchaser. As of June 30, 2024, $244.6 million of common stock remains available for issuance under the ATM Program.
Share Repurchase Program
On February 23, 2022, the Company established a share repurchase program (the "SRP") of up to $150.0 million of the Company's outstanding shares of common stock. The SRP may be suspended or discontinued at any time, and does not obligate the Company to repurchase any dollar amount or particular amount of shares. As of June 30, 2024, the Company has not repurchased any common stock under the SRP.

10. Stock-Based Compensation
Incentive Award Plan
The Company's board of directors (the "Board") adopted the InvenTrust Properties Corp. 2015 Incentive Award Plan effective as of June 19, 2015 (the "Incentive Award Plan"). On May 6, 2016, the Board adopted the first amendment to the Incentive Award Plan and on March 20, 2024, the Board adopted the second amendment to the Incentive Award Plan (collectively, the “Amendments”). The Company's stockholders approved the Incentive Award Plan, as amended by the Amendments, on May 7, 2024, which, among other things, increased the aggregate number of shares of common stock that may be issued pursuant to awards granted under the Incentive Award Plan (the "Share Limit") by 2,750,000 shares to 5,750,000 shares. Any forfeited or unearned performance shares subject to an award are added back to the Share Limit.
Outstanding restricted stock unit ("RSU") awards are categorized as either time-based awards, performance-based awards, or market-based awards. All awards are granted at fair value, earn dividends throughout the vesting period, and have no voting rights. As of June 30, 2024, 2,854,824 shares were available for future issuance under the Incentive Award Plan.
Market-based awards are valued as of the grant date utilizing a Monte Carlo simulation model that assesses the probability of satisfying certain market performance thresholds over a three year performance period.
The following table summarizes the Company's significant assumptions used in the Monte Carlo simulation models:

	At Grant Date
	2024	2023
Volatility	31.00%	34.00%
Risk free interest rate	4.42%	4.45%
Dividend Yield	3.40%	3.20%

The following table summarizes the Company's RSU activity during the six months ended June 30, 2024:

	Unvested Time- Based RSUs	Unvested Performance and Market-Based RSUs	Weighted-Average Grant Date Price Per Share
Outstanding as of January 1, 2024	147,592	1,024,771	$19.36
Shares granted	197,884	335,936	$19.78
Shares vested	(42,600)	(113,954)	$27.17
Unearned performance shares	—	(82,665)	$28.90
Shares forfeited	(2,190)	(17,360)	$17.41
Outstanding as of June 30, 2024	300,686	1,146,728	$18.29

Employee Stock Purchase Plan
On May 4, 2023, the Company established an Employee Stock Purchase Plan (the "ESPP") pursuant to which employees may purchase up to an aggregate of 3,300,000 shares of the Company's common stock, of which 3,288,272 shares remain available for future issuance as of June 30, 2024.

Stock-Based Compensation Expense
The following table summarizes the Company's stock-based compensation expense:

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Incentive Award Plan, net (a)	$2,532	$2,302	$4,688	$4,269
Employee Stock Purchase Plan (b)	34	—	69	—
Stock-based compensation expense, net	$2,566	$2,302	$4,757	$4,269
(a)As of June 30, 2024, there was $15,295 of total estimated unrecognized compensation expense related to the Incentive Award Plan which will be recognized through December 2026.
(b)As of June 30, 2024, there was $145 of total estimated unrecognized compensation expense related to the ESPP which will be recognized through December 2025.

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

12. Subsequent Events
In preparing its condensed consolidated financial statements, the Company evaluated events and transactions occurring after June 30, 2024 through the date the financial statements were issued for recognition and disclosure purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (this "Quarterly Report"), other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). These statements include statements about InvenTrust Properties Corp.'s (the "Company," "InvenTrust," "we," "our," or "us") plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events; and they involve known and unknown risks that are difficult to predict.
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
Recent Developments
On April 9, 2024, the Company acquired Moores Mill, a 70,000 square foot neighborhood center anchored by Publix in Atlanta, Georgia, for a gross acquisition price of $28.0 million. The Company used cash on hand to fund the acquisition.
On June 13, 2024, the Company acquired Maguire Groves, a 33,000 square foot neighborhood center in the Orlando-Kissimmee, Florida market, for a gross acquisition price of $16.1 million. The Company used cash on hand to fund the acquisition. Maguire Groves is immediately adjacent to Plantation Grove, a Publix anchored neighborhood center wholly-owned by the Company. The Company operates these properties under the Plantation Grove name.

Our Retail Portfolio
Our wholly-owned and managed retail properties include grocery-anchored community and neighborhood centers and power centers, including those classified as necessity-based, as defined in our Annual Report. As of June 30, 2024, we owned 64 retail properties with a total gross leasable area ("GLA") of approximately 10.5 million square feet. The following table summarizes our retail portfolio as of June 30, 2024 and 2023.

	2024	2023
No. of properties	64	63
GLA (square feet)	10,484	10,387
Economic occupancy (a)	93.7%	93.9%
Leased occupancy (b)	96.4%	96.2%
ABR PSF (c)	$19.71	$19.18
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
Summary by Center Type
The following table summarizes our retail portfolio by center type, as defined in our Annual Report, as of June 30, 2024 and 2023.

	Community and Neighborhood centers		Power centers
	2024	2023	2024	2023
No. of properties	52	51	12	12
GLA (square feet)	6,959	6,863	3,525	3,524
Economic occupancy	95.4%	94.1%	90.2%	93.5%
Leased occupancy	96.7%	96.7%	95.8%	95.3%
ABR PSF	$20.41	$19.96	$18.25	$17.64
Summary by Same Property
Properties classified as same property were owned for the entirety of both periods presented ("Same Properties"). The following table summarizes the Same Properties of our retail portfolio for the three and six months ended June 30, 2024 and 2023.

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
No. of properties	61	61	57	57
GLA (square feet)	10,233	10,233	9,109	9,108
Economic occupancy	93.6%	93.9%	93.7%	94.4%
Leased occupancy	96.4%	96.2%	96.6%	96.5%
ABR PSF	$19.61	$19.24	$20.03	$19.62

Lease Expirations
The following table presents the lease expirations of our retail portfolio as of June 30, 2024. This table does not include expirations of signed but not yet commenced leases, nor does it assume that unexercised contractual lease renewal or extension options contained in our leases will, in fact, be exercised.

Lease Expiration Year	No. of Expiring Leases	GLA of Expiring Leases (square feet)	Percent of Total GLA of Expiring Leases	ABR of Expiring Leases	Percent of Total ABR	Expiring ABR PSF (a)
2024	38	83	0.8%	$2,868	1.4%	$34.55
2025	166	1,121	11.4%	18,480	8.8%	16.49
2026	220	965	9.8%	22,748	11.0%	23.57
2027	281	1,912	19.5%	39,872	19.3%	20.85
2028	228	1,054	10.7%	25,844	12.5%	24.52
2029	201	1,387	14.1%	29,041	14.1%	20.94
2030	93	528	5.4%	13,156	6.4%	24.92
2031	80	538	5.5%	11,381	5.5%	21.15
2032	87	536	5.5%	12,170	5.9%	22.71
2033	62	390	4.0%	10,045	4.9%	25.76
Thereafter	79	1,299	13.2%	20,733	10.0%	15.96
Other (b)	5	9	0.1%	350	0.2%	38.89
	1,540	9,822	100%	$206,688	100%	$21.04
(a)Expiring ABR PSF reflects ABR PSF at the time of lease expiration.
(b)Other lease expirations include the GLA, ABR and ABR PSF of month-to-month leases.
Our retail business is neither highly dependent on specific retailers nor subject to lease roll-over concentration. We believe this minimizes risk to our retail portfolio from significant revenue variances over time.

Leasing Activity, Retail Portfolio
The following tables summarize the activity for leases that were executed during the six months ended June 30, 2024, compared with expiring or expired leases for the same or previous tenant for renewals, and the same unit for new leases at the 64 properties in the retail portfolio. The Company's retail portfolio had GLA totaling 605 thousand square feet expiring during the six months ended June 30, 2024, of which 555 thousand square feet was re-leased to the in-place tenant. This achieved a retention rate of approximately 92%.

	No. of Leases Executed	GLA SF (in thousands)	New Contractual Rent ($PSF) (b)	Prior Contractual Rent ($PSF) (b)	% Change over Prior Lease Rent (b)	Weighted Average Lease Term (Years)	Tenant Improvement Allowance ($PSF)	Lease Commissions ($PSF)
All Tenants
Comparable Renewal Leases (a)	73	446	$23.70	$21.55	10.0%	5.0	$—	$—
Comparable New Leases (a)	10	49	$27.23	$23.44	16.2%	10.4	$33.90	$12.17
Non-Comparable Renewal and New Leases	18	130	$12.12	N/A	N/A	6.4	$12.36	$4.06
Total	101	625	$24.05	$21.73	10.7%	5.7	$5.23	$1.80

Anchor Tenants (leases ten thousand square feet and over)
Comparable Renewal Leases (a)	13	293	$17.01	$15.65	8.7%	4.9	$—	$—
Comparable New Leases (a)	1	25	$13.25	$10.00	32.5%	10.4	$30.00	$7.36
Non-Comparable Renewal and New Leases	2	94	$3.80	N/A	N/A	6.2	$10.03	$1.89
Total	16	412	$16.72	$15.20	10.0%	5.5	$4.10	$0.88

Small Shop Tenants (leases under ten thousand square feet)
Comparable Renewal Leases (a)	60	153	$36.52	$32.86	11.1%	5.3	$—	$—
Comparable New Leases (a)	9	24	$41.77	$37.56	11.2%	10.3	$37.95	$17.17
Non-Comparable Renewal and New Leases	16	36	$33.64	N/A	N/A	7.0	$18.39	$9.67
Total	85	213	$37.23	$33.49	11.2%	6.2	$7.41	$3.58
(a)Comparable leases are leases that meet all of the following criteria: terms greater than or equal to one year, unit was vacant less than one year prior to executed lease, square footage of unit remains unchanged or within 10% of prior unit square footage, and has a rent structure consistent with the previous tenant.
(b)Non-comparable leases are not included in totals.

Results of Operations
Comparison of results for the three and six months ended June 30, 2024 and 2023
We generate substantially all of our earnings from property operations. Since January 1, 2023, we have acquired seven retail properties and disposed of one.
The following table presents the changes in our income for the three and six months ended June 30, 2024 and 2023.

	Three months ended June 30			Six months ended June 30
	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)
Income
Lease income, net	$67,056	$64,268	$2,788	$133,549	$129,098	$4,451
Other property income	367	419	(52)	672	714	(42)
Other fee income	—	—	—	—	80	(80)
Total income	$67,423	$64,687	$2,736	$134,221	$129,892	$4,329

Lease income, net, for the three months ended June 30, 2024 increased $2.8 million when compared to the same period in 2023, as a result of increases from properties acquired of $1.5 million, decreases from properties disposed of $0.3 million, and the following activity related to our Same Properties:
•$0.7 million of increased minimum base rent attributable to increased ABR PSF,
•$0.7 million of increased common area maintenance and real estate tax recoveries, and
•$0.3 million of decreased amortization of market lease intangibles, partially offset by:
•$0.1 million of net changes in credit losses and related reversals.

Lease income, net, for the six months ended June 30, 2024 increased $4.5 million when compared to the same period in 2023, as a result of increases from properties acquired of $3.6 million, decreases from properties disposed of $0.6 million, and the following activity related to our Same Properties:
•$1.4 million of increased minimum base rent attributable to increased ABR PSF,
•$0.7 million of increased common area maintenance and real estate tax recoveries, partially offset by:
•$0.4 million of decreased amortization of market lease intangibles, and
•$0.2 million of net changes in credit losses and related reversals.

The following table presents the changes in our operating expenses for the three and six months ended June 30, 2024 and 2023.

	Three months ended June 30			Six months ended June 30
	2024	2023	Increase	2024	2023	Increase (Decrease)
Operating expenses
Depreciation and amortization	$28,790	$28,263	$527	$56,958	$55,021	$1,937
Property operating	10,243	9,756	487	20,242	19,986	256
Real estate taxes	9,046	8,952	94	18,027	18,580	(553)
General and administrative	8,661	8,048	613	16,635	15,779	856
Total operating expenses	$56,740	$55,019	$1,721	$111,862	$109,366	$2,496
Depreciation and amortization for the three months ended June 30, 2024 increased $0.5 million when compared to the same period in 2023, as a result of:
•$1.3 million of increases from properties acquired, partially offset by:
•$0.1 million of decreases from properties disposed, and
•$0.7 million of net decreased depreciation and amortization from our Same Properties.
Depreciation and amortization for the six months ended June 30, 2024 increased $1.9 million when compared to the same period in 2023, as a result of:
•$2.8 million of increases from properties acquired, partially offset by:
•$0.2 million of decreases from properties disposed, and
•$0.7 million of net decreased depreciation and amortization from our Same Properties.
Property operating expenses for the three months ended June 30, 2024 increased $0.5 million when compared to the same period in 2023, as a result of:
•$0.3 million of increases from our Same Properties, and
•$0.2 million of increases from properties acquired.
Property operating expenses for the six months ended June 30, 2024 increased $0.3 million when compared to the same period in 2023, as a result of:
•$0.5 million of increases from properties acquired, partially offset by:
•$0.2 million of decreases from properties disposed.

Real estate taxes for the three months ended June 30, 2024 increased $0.1 million when compared to the same period in 2023, as a result of increased real estate taxes from properties acquired.
Real estate taxes for the six months ended June 30, 2024 decreased $0.6 million when compared to the same period in 2023, as a result of decreased real estate taxes from our Same Properties attributable to appeals.
General and administrative expenses for the three months ended June 30, 2024 increased $0.6 million when compared to the same period in 2023, as a result of $0.2 million of increased stock-based compensation expense and $0.4 million of increased other compensation costs.
General and administrative expenses for the six months ended June 30, 2024 increased $0.9 million when compared to the same period in 2023, as a result of:
•$0.4 million of increased stock-based compensation expense, and
•$0.6 million of increased other compensation costs, partially offset by:
•$0.1 million of decreased legal and professional fees.

The following table presents the changes in our other income and expenses for the three and six months ended June 30, 2024 and 2023.

	Three months ended June 30			Six months ended June 30
	2024	2023	Change	2024	2023	Change
Other (expense) income
Interest expense, net	$(9,640)	$(9,377)	$(263)	$(19,274)	$(18,886)	$(388)
Gain on sale of investment properties	—	984	(984)	—	984	(984)
Equity in earnings (losses) of unconsolidated entities	—	149	(149)	—	(514)	514
Other income and expense, net	455	644	(189)	1,313	1,091	222
Total other (expense) income, net	$(9,185)	$(7,600)	$(1,585)	$(17,961)	$(17,325)	$(636)
Interest expense, net, for the three months ended June 30, 2024 increased $0.3 million when compared to the same period in 2023, primarily as a result of:
•increased interest rates on our variable rate mortgages generating increased interest expense of $0.8 million,
•increased interest rates on our corporate term loans generating increased interest expense of $0.3 million, and
•assumption of a $13.0 million mortgage generating increased interest expense of $0.1 million, partially offset by:
•decreased amortization of debt issuance costs of $0.7 million, and
•aggregate reduction of mortgages payable of $35.7 million since April 1, 2023 generating decreased interest expense of $0.2 million.

Interest expense, net, for the six months ended June 30, 2024 increased $0.4 million when compared to the same period in 2023, primarily as a result of:
•increased interest rates on our variable rate mortgages generating increased interest expense of $1.7 million, and
•assumption of a $13.0 million mortgage generating increased interest expense of $0.2 million, partially offset by:
•decreased amortization of debt issuance costs of $0.9 million,
•aggregate reduction of mortgages payable of $49.4 million since January 1, 2023 generating decreased interest expense of $0.4 million, and
•increased interest rates on our corporate term loans generating increased interest expense of $0.2 million.

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
Comparison of Same Property results for the three and six months ended June 30, 2024 and 2023
A total of 61 and 57 retail properties met our Same Property criteria for the three and six months ended June 30, 2024 and 2023, respectively. The following table presents the reconciliation of net income, the most directly comparable GAAP measure, to NOI and Same Property NOI for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Net income	$1,498	$2,068	$4,398	$3,201
Adjustments to reconcile to non-GAAP metrics:
Other income and expense, net	(455)	(644)	(1,313)	(1,091)
Equity in (earnings) losses of unconsolidated entities	—	(149)	—	514
Interest expense, net	9,640	9,377	19,274	18,886
Gain on sale of investment properties	—	(984)	—	(984)
Depreciation and amortization	28,790	28,263	56,958	55,021
General and administrative	8,661	8,048	16,635	15,779
Other fee income	—	—	—	(80)
Adjustments to NOI (a)	(2,387)	(2,035)	(4,430)	(4,594)
NOI	45,747	43,944	91,522	86,652
NOI from other investment properties (b)	(975)	(308)	(8,914)	(6,715)
Same Property NOI	$44,772	$43,636	$82,608	$79,937
(a)Adjustments to NOI include lease termination income and expense and GAAP Rent Adjustments.
(b)The NOI of Maguire Groves is reflected as a component of NOI from other investment properties.

Comparison of the components of Same Property NOI for the three months ended June 30, 2024 and 2023

	Three months ended June 30
	2024	2023	Change	Variance
Minimum base rent	$42,021	$41,294	$727	1.8%
Real estate tax recoveries	8,185	7,873	312	4.0%
Common area maintenance, insurance, and other recoveries	7,820	7,461	359	4.8%
Ground rent income	4,716	4,742	(26)	(0.5)%
Short-term and other lease income	706	636	70	11.0%
Provision for uncollectible billed rent and recoveries, net	(285)	(192)	(93)	48.4%
Other property income	354	423	(69)	(16.3)%
	63,517	62,237	1,280	2.1%
Property operating	9,810	9,684	126	1.3%
Real estate taxes	8,935	8,917	18	0.2%
	18,745	18,601	144	0.8%
Same Property NOI	$44,772	$43,636	$1,136	2.6%
Same Property NOI increased by $1.1 million, or 2.6%, when comparing the three months ended June 30, 2024 to the same period in 2023, and was primarily a result of increased ABR PSF, favorable lease spreads, and leases with advantageous fixed recovery terms.

Comparison of the components of Same Property NOI for the six months ended June 30, 2024 and 2023

	Six months ended June 30
	2024	2023	Change	Variance
Minimum base rent	$77,244	$75,824	$1,420	1.9%
Real estate tax recoveries	15,206	15,453	(247)	(1.6)%
Common area maintenance, insurance, and other recoveries	14,377	13,478	899	6.7%
Ground rent income	7,752	7,836	(84)	(1.1)%
Short-term and other lease income	1,927	1,902	25	1.3%
(Provision for) reversal of uncollectible billed rent and recoveries, net	(3)	142	(145)	(102.1)%
Other property income	595	667	(72)	(10.8)%
	117,098	115,302	1,796	1.6%
Property operating	17,867	18,167	(300)	(1.7)%
Real estate taxes	16,623	17,198	(575)	(3.3)%
	34,490	35,365	(875)	(2.5)%
Same Property NOI	$82,608	$79,937	$2,671	3.3%
Same Property NOI increased by $2.7 million, or 3.3%, when comparing the six months ended June 30, 2024 to the same period in 2023, and was primarily a result of increased ABR PSF, favorable lease spreads, leases with advantageous fixed recovery terms, and successful real estate tax appeals.

Funds From Operations
The National Association of Real Estate Investment Trusts ("Nareit"), an industry trade group, has promulgated a widely accepted non-GAAP financial measure of operating performance known as Funds From Operations ("FFO"). Our Nareit FFO is net income (or loss) in accordance with GAAP, excluding gains (or losses) resulting from dispositions of properties, plus depreciation and amortization and impairment charges on depreciable real property. Adjustments for our former unconsolidated joint venture, IAGM Retail Fund I, LLC ("IAGM") are calculated to reflect our proportionate share of the joint venture's funds from operations on the same basis.
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
See our Annual Report for expanded descriptions of Nareit FFO and Core FFO.
Nareit FFO Applicable to Common Shares and Dilutive Securities and Core FFO Applicable to Common Shares and Dilutive Securities is calculated as follows:

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Net income	$1,498	$2,068	$4,398	$3,201
Depreciation and amortization related to investment properties	28,570	28,077	56,516	54,620
Gain on sale of investment properties	—	(984)	—	(984)
Unconsolidated joint venture adjustments (a)	—	—	—	342
Nareit FFO Applicable to Common Shares and Dilutive Securities	30,068	29,161	60,914	57,179
Amortization of market lease intangibles and inducements, net	(657)	(572)	(1,233)	(2,088)
Straight-line rent adjustments, net	(981)	(853)	(1,887)	(1,762)
Amortization of debt discounts and financing costs	600	1,265	1,175	2,119
Depreciation and amortization of corporate assets	220	186	442	401
Non-operating income and expense, net (b)	(116)	(129)	(296)	736
Unconsolidated joint venture adjustments (c)	—	(6)	—	(162)
Core FFO Applicable to Common Shares and Dilutive Securities	$29,134	$29,052	$59,115	$56,423

Weighted average common shares outstanding - basic	67,900,275	67,523,105	67,887,402	67,515,913
Dilutive effect of unvested restricted shares (d)	426,988	188,743	412,255	167,313
Weighted average common shares outstanding - diluted	68,327,263	67,711,848	68,299,657	67,683,226

Net income per diluted share	$0.02	$0.03	$0.06	$0.05
Per share adjustments for Nareit FFO	0.42	0.40	0.83	0.79
Nareit FFO per diluted share	$0.44	$0.43	$0.89	$0.84
Per share adjustments for Core FFO	(0.01)	—	(0.02)	(0.01)
Core FFO per diluted share	$0.43	$0.43	$0.87	$0.83
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

Liquidity and Capital Resources
Development, Redevelopment, Capital Expenditures and Tenant Improvements
The following table summarizes capital resources used for development and re-development, capital expenditures, and tenant improvements at our retail properties during the six months ended June 30, 2024. These costs are classified as cash used in capital expenditures and tenant improvements and investment in development and re-development projects on the condensed consolidated statements of cash flows for the six months ended June 30, 2024.

	Development and Re-development		Capital Expenditures	Tenant Improvements		Total
Direct costs	$3,637	(a)	$4,452	$5,461	(c)	$13,550
Indirect costs	500	(b)	817	—		1,317
Total	$4,137		$5,269	$5,461		$14,867
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

In the first quarter of 2022, we established an at-the-market equity offering program (the "ATM Program") pursuant to which we may sell shares of our common stock up to an aggregate purchase price of $250.0 million. During the six months ended June 30, 2024 and 2023, no shares were issued under the ATM Program. As of June 30, 2024, $244.6 million of common stock remains available for issuance under the ATM Program.

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
Distributions
During the six months ended June 30, 2024, we declared distributions to our stockholders totaling $30.7 million and paid cash distributions of $30.0 million. As we execute on our retail strategy and continue to evaluate our business, results of operations and cash flows, our Board will continue to evaluate our distribution on a periodic basis.
Summary of Cash Flows

	Six months ended June 30		Change
	2024	2023
Cash provided by operating activities	$61,462	$63,485	$(2,023)
Cash used in investing activities	(77,245)	(77,805)	560
Cash used in financing activities	(46,851)	(42,693)	(4,158)
Decrease in cash, cash equivalents and restricted cash	(62,634)	(57,013)	(5,621)
Cash, cash equivalents and restricted cash at beginning of period	99,763	137,762	(37,999)
Cash, cash equivalents and restricted cash at end of period	$37,129	$80,749	$(43,620)
Cash provided by operating activities of $61.5 million and $63.5 million for the six months ended June 30, 2024 and 2023, respectively, was generated primarily from income from property operations. Cash provided by operating activities decreased $2.0 million when comparing the six months ended June 30, 2024 to the same period in 2023, as a result of general working capital fluctuations. Since January 1, 2023, we have acquired seven retail properties and disposed of one.
Cash used in investing activities of $77.2 million for the six months ended June 30, 2024 was the result of:
•$60.5 million for acquisitions of investment properties, and
•$16.7 million for capital investments, leasing costs, and other investing activities.
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
Cash used in financing activities of $46.9 million for the six months ended June 30, 2024 was the result of:
•$30.0 million to pay distributions,
•$1.2 million for the payment of tax withholdings for share-based compensation, and
•$15.7 million for pay-offs of debt.
Cash used in financing activities of $42.7 million for the six months ended June 30, 2023 was the result of:
•$28.4 million to pay distributions,
•$0.6 million for the payment of tax withholdings for share-based compensation, and
•$13.7 million for pay-offs of debt and other financing activities.
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
The following table presents our obligations to make future payments under debt and lease agreements as of June 30, 2024, exclusive of debt discounts and issuance costs, which are not future cash obligations.

	Payments due by year ending December 31
	2024	2025	2026	2027	2028	Thereafter	Total
Long-term debt:
Fixed rate, principal (a)	$—	$35,880	$200,000	$226,000	$—	$281,500	$743,380
Variable-rate, principal	72,468	—	—	—	—	—	72,468
Interest	17,112	30,102	27,141	16,339	14,103	24,629	129,426
Total long-term debt	89,580	65,982	227,141	242,339	14,103	306,129	945,274
Operating leases (b)	308	511	517	529	522	786	3,173
Grand total	$89,888	$66,493	$227,658	$242,868	$14,625	$306,915	$948,447

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company is subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt. The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows. As of June 30, 2024, the Company's debt included outstanding variable-rate debt of $472.5 million, of which $400.0 million has been swapped to a fixed rate.
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
As of June 30, 2024, the Company's interest rate risk was limited to $72.5 million of variable rate cross-collateralized mortgage debt. If market rates of interest on all variable-rate debt as of June 30, 2024 permanently increased or decreased by 1%, the annual increase or decrease in interest expense on the variable-rate debt and future earnings and cash flows would be approximately $0.7 million. See the Annual Report for an expanded discussion regarding how the Company achieves its interest rate risk management objectives and how it often uses financial instruments to hedge exposures to changes in interest rates on loans.
As of June 30, 2024, the Company is party to five effective interest rate swap agreements which achieve fixed interest rates through the maturity dates of the Amended Term Loan Agreement.
The following table summarizes the Company's interest rate swaps as of June 30, 2024 and December 31, 2023:

							Fair Value as of
Effective Interest Rate Swaps	Effective Date	Termination Date	InvenTrust Receives	InvenTrust Pays Fixed Rate of	Fixed Rate Achieved	Notional Amount	June 30, 2024	December 31, 2023
5.5 year term loan	Dec 2, 2019	Jun 21, 2024	1-Month SOFR	N/A	N/A	$—	$—	$855
5.5 year term loan	Dec 2, 2019	Jun 21, 2024	1-Month SOFR	N/A	N/A	—	—	857
5.5 year term loan	Apr 3, 2023	Mar 22, 2027	1-Month SOFR	3.69%	4.99%	100,000	1,553	(122)
5 year term loan	Dec 21, 2023	Sep 22, 2026	1-Month SOFR	1.51%	2.81%	100,000	6,195	5,820
5 year term loan	Dec 21, 2023	Sep 22, 2026	1-Month SOFR	1.51%	2.81%	100,000	6,214	5,845
5.5 year term loan	Jun 21, 2024	Mar 22, 2027	1-Month SOFR	1.54%	2.84%	50,000	3,631	2,451
5.5 year term loan	Jun 21, 2024	Mar 22, 2027	1-Month SOFR	1.48%	2.78%	50,000	3,555	2,368
						$400,000	$21,148	$18,074
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company's management, including its Principal Executive Officer and Principal Financial Officer, evaluated as of June 30, 2024, the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures, as of June 30, 2024, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes to the Company's internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 1A. Risk Factors
As of June 30, 2024, there have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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

10.1	Amended 2015 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, as filed by the Registrant with the SEC on May 10, 2024)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2024, filed with the SEC on July 31, 2024, is formatted in Extensible Business Reporting Language ("XBRL"): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed as part of this Quarterly Report on Form 10-Q
** Furnished as part of this Quarterly Report on Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InvenTrust Properties Corp.

Date:	July 31, 2024
By:	/s/ Daniel J. Busch

Name:	Daniel J. Busch
Title:	President, Chief Executive Officer (Principal Executive Officer)

Date:	July 31, 2024
By:	/s/ Michael Phillips

Name:	Michael Phillips
Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)