Form 10-Q
period 2024-09-30
InvenTrust Properties Corp.
filed 2024-10-29
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of October 28, 2024, there were 77,130,431 shares of the registrant's common stock outstanding.

INVENTRUST PROPERTIES CORP.

Quarterly Report on Form 10-Q
For the quarterly period ended September 30, 2024
Table of Contents

	Part I - Financial Information	Page
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023	1
	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2024 and 2023 (unaudited)	2
	Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2024 and 2023 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	31
	Part II - Other Information
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	32

	Signatures	33

-i-

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	As of
	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Investment properties
Land	$710,160	$694,668
Building and other improvements	2,013,459	1,956,117
Construction in progress	11,716	5,889
Total	2,735,335	2,656,674
Less accumulated depreciation	(496,559)	(461,352)
Net investment properties	2,238,776	2,195,322
Cash, cash equivalents and restricted cash	202,758	99,763
Intangible assets, net	107,004	114,485
Accounts and rents receivable	34,797	35,353
Deferred costs and other assets, net	37,146	42,408
Total assets	$2,620,481	$2,487,331

Liabilities
Debt, net	$740,109	$814,568
Accounts payable and accrued expenses	48,683	44,583
Distributions payable	17,455	14,594
Intangible liabilities, net	30,369	30,344
Other liabilities	28,660	29,198
Total liabilities	865,276	933,287
Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 146,000,000 shares authorized, 77,130,431 shares issued and outstanding as of September 30, 2024 and 67,807,831 shares issued and outstanding as of December 31, 2023	77	68
Additional paid-in capital	5,721,592	5,468,728
Distributions in excess of accumulated net income	(3,977,152)	(3,932,826)
Accumulated comprehensive income	10,688	18,074
Total stockholders' equity	1,755,205	1,554,044
Total liabilities and stockholders' equity	$2,620,481	$2,487,331
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(Unaudited)
(in thousands, except share and per share amounts)

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Income
Lease income, net	$68,132	$63,716	$201,681	$192,814
Other property income	389	346	1,061	1,060
Other fee income	—	—	—	80
Total income	68,521	64,062	202,742	193,954

Operating expenses
Depreciation and amortization	28,134	30,318	85,092	85,339
Property operating	10,795	11,070	31,037	31,056
Real estate taxes	9,205	8,781	27,232	27,361
General and administrative	8,133	7,610	24,768	23,389
Total operating expenses	56,267	57,779	168,129	167,145

Other (expense) income
Interest expense, net	(9,470)	(9,555)	(28,744)	(28,441)
Impairment of real estate assets	(3,854)	—	(3,854)	—
Gain on sale of investment properties	334	1,707	334	2,691
Equity in earnings (losses) of unconsolidated entities	—	67	—	(447)
Other income and expense, net	197	676	1,510	1,767
Total other (expense) income, net	(12,793)	(7,105)	(30,754)	(24,430)

Net (loss) income	$(539)	$(822)	$3,859	$2,379

Weighted-average common shares outstanding - basic	68,526,238	67,531,335	68,101,901	67,521,110
Weighted-average common shares outstanding - diluted	68,526,238	67,531,335	68,659,319	67,720,485

Net (loss) income per common share - basic	$(0.01)	$(0.01)	$0.06	$0.04
Net (loss) income per common share - diluted	$(0.01)	$(0.01)	$0.06	$0.04

Distributions declared per common share	$0.23	$0.22	$0.68	$0.65
Distributions paid per common share	$0.23	$0.22	$0.67	$0.64

Comprehensive (loss) income
Net (loss) income	$(539)	$(822)	$3,859	$2,379
Unrealized (loss) gain on derivatives, net	(7,145)	5,978	2,560	13,496
Reclassification to net (loss) income	(3,315)	(4,213)	(9,946)	(11,089)
Comprehensive (loss) income	$(10,999)	$943	$(3,527)	$4,786

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income	Total

Beginning balance, January 1, 2024	67,807,831	$68	$5,468,728	$(3,932,826)	$18,074	$1,554,044
Net income	—	—	—	2,900	—	2,900
Unrealized gain on derivatives	—	—	—	—	7,319	7,319
Reclassification to interest expense, net	—	—	—	—	(3,317)	(3,317)
Distributions declared	—	—	—	(15,360)	—	(15,360)
Stock-based compensation, net	66,697	—	2,463	—	—	2,463
Ending balance, March 31, 2024	67,874,528	$68	$5,471,191	$(3,945,286)	$22,076	$1,548,049
Net income	—	—	—	1,498	—	1,498
Unrealized gain on derivatives	—	—	—	—	2,386	2,386
Reclassification to interest expense, net	—	—	—	—	(3,314)	(3,314)
Distributions declared		—	—	(15,370)	—	(15,370)
Stock-based compensation, net	42,600	—	2,324	—	—	2,324
Ending balance, June 30, 2024	67,917,128	$68	$5,473,515	$(3,959,158)	$21,148	$1,535,573
Net loss	—	—	—	(539)	—	(539)
Unrealized loss on derivatives	—	—	—	—	(7,145)	(7,145)
Reclassification to interest expense, net	—	—	—	—	(3,315)	(3,315)
Distributions declared	—	—	—	(17,455)	—	(17,455)
Issuance of common stock, net	9,200,000	9	245,834	—	—	245,843
Stock-based compensation, net	13,303	—	2,243	—	—	2,243
Ending balance, September 30, 2024	77,130,431	$77	$5,721,592	$(3,977,152)	$10,688	$1,755,205

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income	Total

Beginning balance, January 1, 2023	67,472,553	$67	$5,456,968	$(3,879,847)	$26,721	$1,603,909
Net income	—	—	—	1,133	—	1,133
Unrealized loss on derivatives	—	—	—	—	(3,317)	(3,317)
Reclassification to interest expense, net	—	—	—	—	(2,892)	(2,892)
Distributions declared	—	—	—	(14,548)	—	(14,548)
Stock-based compensation, net	36,088	1	2,119	—	—	2,120
Ending balance, March 31, 2023	67,508,641	$68	$5,459,087	$(3,893,262)	$20,512	$1,586,405
Net income	—	—	—	2,068	—	2,068
Unrealized gain on derivatives	—	—	—	—	10,835	10,835
Reclassification to interest expense, net	—	—	—	—	(3,984)	(3,984)
Distributions declared	—	—	—	(14,553)	—	(14,553)
Stock-based compensation, net	22,694	—	2,166	—	—	2,166
Ending balance, June 30, 2023	67,531,335	$68	$5,461,253	$(3,905,747)	$27,363	$1,582,937
Net loss	—	—	—	(822)	—	(822)
Unrealized gain on derivatives	—	—	—	—	5,978	5,978
Reclassification to interest expense, net	—	—	—	—	(4,213)	(4,213)
Distributions declared	—	—	—	(14,553)	—	(14,553)
Stock-based compensation, net	—	—	2,205	—	—	2,205
Ending balance, September 30, 2023	67,531,335	$68	$5,463,458	$(3,921,122)	$29,128	$1,571,532

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended September 30
	2024	2023
Cash flows from operating activities:
Net income	$3,859	$2,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,092	85,339
Amortization of market-lease intangibles and inducements, net	(2,064)	(2,717)
Amortization of debt discounts and financing costs	1,742	3,286
Straight-line rent adjustments, net	(2,652)	(2,492)
Provision for estimated credit losses	115	332
Impairment of real estate assets	3,854	—
Gain on sale of investment properties	(334)	(2,691)
Equity in losses of unconsolidated entities	—	447
Stock-based compensation expense, net	7,329	6,610
Changes in operating assets and liabilities:
Accounts and rents receivable	3,093	4,306
Deferred costs and other assets, net	(1,039)	2,375
Accounts payable and accrued expenses	1,684	3,017
Other liabilities	(787)	(388)
Net cash provided by operating activities	99,892	99,803
Cash flows from investing activities:
Purchase of investment properties	(82,965)	(152,047)
Capital investments and leasing costs	(25,612)	(26,309)
Proceeds from sale of investment properties, net	549	12,559
Distributions from unconsolidated entities	—	91,355
Other investing activities, net	(253)	(1,736)
Net cash used in investing activities	(108,281)	(76,178)
Cash flows from financing activities:
Payment of tax withholdings for share-based compensation	(1,212)	(556)
Proceeds from sale of common stock under offering	257,600	—
Proceeds from sale of common stock under ESPP	280	—
Payment of offering costs	(11,792)	—
Distributions to shareholders	(45,324)	(42,938)
Line of credit proceeds	10,000	30,000
Line of credit repayments	(10,000)	(30,000)
Payoffs of debt	(88,168)	(13,700)
Principal payments on mortgage debt	—	(32)
Other financing activities	—	(50)
Net cash provided by (used in) financing activities	111,384	(57,276)
Net decrease in cash, cash equivalents and restricted cash	102,995	(33,651)
Cash, cash equivalents and restricted cash at the beginning of the period	99,763	137,762
Cash, cash equivalents and restricted cash at the end of the period	$202,758	$104,111

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended September 30
	2024	2023
Supplemental disclosure and schedules:
Cash flow disclosure, including non-cash activities:
Cash paid for interest, net of capitalized interest	$31,266	$28,133
Cash paid for income taxes, net of refunds	569	525
Previously held equity investments in real estate assets acquired	—	39,603
Distributions payable to shareholders	17,455	14,553
Accrued capital investments and leasing costs	5,008	3,836
Capitalized costs placed in service	8,129	13,800
Gross issuance of shares for stock-based compensation	4,308	2,072

Purchase of investment properties:
Net investment properties	$84,136	$200,085
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	15,556	52,871
Accounts payable and accrued expenses, lease intangibles, and other liabilities	(4,137)	(9,133)
Assumption of mortgage debt, at fair value	(12,590)	(91,776)
Cash outflow for purchase of investment properties, net	82,965	152,047
Assumption of mortgage principal	13,000	92,468
Capitalized acquisition costs	(361)	(150)
Credits and other changes in cash outflow, net	996	(365)
Gross acquisition price of investment properties	$96,600	$244,000

Sale of investment properties:
Net investment properties	$215	$10,086
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	—	297
Accounts payable and accrued expenses, lease intangibles, and other liabilities	—	(515)
Gain on sale of investment properties	334	2,691
Proceeds from sale of investment properties, net	549	12,559
Credits and other changes in cash inflow, net	53	583
Gross disposition price of investment properties	$602	$13,142
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.
Notes to Condensed Consolidated Financial Statements
September 30, 2024 and 2023
(Unaudited)
The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of these interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (this "Quarterly Report") should refer to the audited consolidated financial statements of InvenTrust Properties Corp. (the "Company" or "InvenTrust") as of and for the year ended December 31, 2023, which are included in the Company's Annual Report on Form 10-K (the "Annual Report") as certain note disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary (consisting of normal recurring accruals, except as otherwise noted) for a fair presentation have been included in these condensed consolidated financial statements. Unless otherwise noted, all square feet and dollar amounts are stated in thousands, except share, per share and per square foot data. Number of properties and square feet are unaudited.

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
The Company has a single reportable segment, multi-tenant retail, for disclosure purposes in accordance with GAAP. The following table summarizes the Company's retail portfolio as of September 30, 2024 and 2023:

	Wholly-Owned Retail Properties
	2024	2023
No. of properties	65	62
Gross Leasable Area (square feet)	10,550	10,324

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

Recently Issued Accounting Pronouncements
The following table summarizes recently issued accounting pronouncements and the potential impact on the Company:

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
ASU No. 2023-07 Improvements to Reportable Segment Disclosures (Topic 280)	The Accounting Standards Update ("ASU") is intended to improve financial reporting by requiring enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker so investors can better understand an entity's overall performance and assess future cash flows.

	In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements.	Fiscal years beginning January 1, 2024, and interim periods for fiscal years beginning January 1, 2025; Early adoption permitted	The Company continues to evaluate this guidance and expects the standard to impact its disclosures pertaining to having a single reportable segment. The Company does not expect the standard to have an impact on the Company's financial position, results of operations, or cash flows.

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
3. Revenue Recognition
Operating Leases
Minimum lease payments to be received under long-term operating leases and short-term specialty leases, excluding additional percentage rent based on tenants' sales volume and tenant reimbursements of certain operating expenses, and assuming no exercise of renewal options or early termination rights, are as follows:

As of September 30, 2024
Remaining 2024	$50,127
2025	199,484
2026	183,197
2027	150,914
2028	123,440
Thereafter	419,914
Total	$1,127,076
The foregoing table includes payments from tenants who have taken possession of their space and tenants who have been moved to the cash basis of accounting for revenue recognition purposes. The remaining lease terms range from less than one year to fifty-six years.
The following table reflects the disaggregation of lease income, net:

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Minimum base rent	$44,060	$41,559	$129,696	$123,580
Real estate tax recoveries	8,334	7,808	24,733	24,273
Common area maintenance, insurance, and other recoveries	8,450	7,913	24,345	22,351
Ground rent income	4,774	4,797	14,260	14,304
Amortization of market-lease intangibles and inducements, net	831	629	2,064	2,717
Short-term and other lease income	772	661	2,706	2,610
Termination fee income	30	75	1,340	819
Straight-line rent adjustments, net	765	730	2,652	2,492
Reversal of (provision for) uncollectible billed rent and recoveries, net	116	(456)	(115)	(332)
Lease income, net	$68,132	$63,716	$201,681	$192,814

4. Acquired Properties
The following table reflects the retail properties acquired, accounted for as asset acquisitions, during the nine months ended September 30, 2024:

Acquisition Date	Property	Metropolitan Area	Square Feet	Gross Acquisition Price	Intangible Assets	Intangible Liabilities	Assumption of Mortgage Debt
February 1, 2024	The Plant (a)	Phoenix, AZ	57	$29,500	$4,467	$540	$13,000
April 9, 2024	Moores Mill	Atlanta, GA	70	28,000	6,710	1,451	—
June 13, 2024	Maguire Groves (b)	Orlando, FL	33	16,100	1,652	406	—
August 6, 2024	Scottsdale North Marketplace	Scottsdale, AZ	66	23,000	2,691	1,295	—
			226	$96,600	$15,520	$3,692	$13,000
(a)The Company recognized a fair value adjustment of $410 related to the mortgage payable secured by the property.
(b)Maguire Groves is immediately adjacent to Plantation Grove, a Publix anchored neighborhood center wholly-owned by the Company. The Company operates these properties under the Plantation Grove name.
The following table reflects the retail properties acquired, accounted for as asset acquisitions, during the nine months ended September 30, 2023:

Acquisition Date	Property	Metropolitan Area	Square Feet	Gross Acquisition Price	Intangible Assets	Intangible Liabilities	Assumption of Mortgage Debt
January 18, 2023	Bay Colony (a)	Houston, TX	416	$79,100	$16,586	$1,937	$41,969
January 18, 2023	Blackhawk Town Center (a)	Houston, TX	127	26,300	3,123	184	13,008
January 18, 2023	Cyfair Town Center (a)	Houston, TX	433	79,200	17,229	4,160	30,880
January 18, 2023	Stables Town Center (a)	Houston, TX	148	37,000	8,155	676	6,611
June 2, 2023	The Shoppes at Davis Lake	Charlotte, NC	91	22,400	3,551	123	—
			1,215	$244,000	$48,644	$7,080	$92,468
(a)These retail properties were acquired from the Company's unconsolidated joint venture, IAGM Retail Fund I, LLC, as disclosed in "Note 6. Investment in Unconsolidated Entities". The Company recognized a fair value adjustment of $692 related to the pooled mortgage debt on these properties.
Transaction costs of $361 and $150 were capitalized during the nine months ended September 30, 2024 and 2023, respectively.

5. Disposed Properties
The following table reflects the real property disposed of during the nine months ended September 30, 2024:

Date	Property	Metropolitan Area	Square Feet	Gross Disposition Price	Gain on Sale
July 22, 2024	Eldridge Town Center & Windermere Village (a)	Houston, TX	N/A	$602	$334
(a)This disposition was related to the completion of a partial condemnation at one retail property.
The following table reflects the real property disposed of during the nine months ended September 30, 2023:

Date	Property	Metropolitan Area	Square Feet	Gross Disposition Price	Gain on Sale
June 20, 2023	Shops at the Galleria (a)	Austin, TX	N/A	$1,692	$984
August 25, 2023	Trowbridge Crossing	Atlanta, GA	63	11,450	1,707
			63	$13,142	$2,691
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
The Company's credit agreements and mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions and distribution limitations. As of September 30, 2024 and December 31, 2023, the Company was in compliance with all loan covenants.
On February 6, 2023, the Company extinguished the $13.7 million mortgage payable secured by Renaissance Center with its available liquidity.
On June 5, 2024, the Company extinguished the $7.3 million and $8.4 million pooled mortgages payable secured by Plantation Grove and Suncrest Village, respectively, with its available liquidity.
On September 27, 2024, the Company extinguished the $72.5 million pooled mortgage payable secured by Cyfair Town Center, Bay Colony, and Stables Town Center.
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
Interest Rate Swaps
As of September 30, 2024, the Company is party to five effective interest rate swap agreements which achieve fixed interest rates through the maturity dates of the Amended Term Loan Agreement.
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

The following table summarizes the Company's debt as of September 30, 2024 and December 31, 2023:

			As of September 30, 2024		As of December 31, 2023
	Maturity Date	Rate Type	Interest Rate	Amount	Interest Rate	Amount
Mortgages Payable
Fixed rate mortgages payable	Various	Fixed	3.97% (a)	$93,380	4.01% (a)	$96,080
Variable rate mortgages payable (b)	N/A	Variable	N/A	—	1M SOFR + 1.65% (c)	72,468
Total				93,380		168,548

Term Loan
$200.0 million 5 years	9/22/2026	Fixed	2.81% (d)	100,000	2.81% (d)	100,000
$200.0 million 5 years	9/22/2026	Fixed	2.81% (d)	100,000	2.81% (d)	100,000
$200.0 million 5.5 years	3/22/2027	Fixed	2.78% (d)	50,000	2.77% (d)	50,000
$200.0 million 5.5 years	3/22/2027	Fixed	2.84% (d)	50,000	2.76% (d)	50,000
$200.0 million 5.5 years	3/22/2027	Fixed	4.99% (d)	100,000	4.99% (d)	100,000
Total				400,000		400,000

Senior Notes
$150.0 million Series A Notes	8/11/2029	Fixed	5.07%	150,000	5.07%	150,000
$100.0 million Series B Notes	8/11/2032	Fixed	5.20%	100,000	5.20%	100,000
Total				250,000		250,000

Revolving Line of Credit
$350.0 million total capacity	9/22/2025	Variable	1M SOFR + 1.14% (c)(e)	—	1M SOFR + 1.14% (c)(e)	—

Total debt			4.03%	743,380	4.29%	818,548
Debt discounts and issuance costs, net				(3,271)		(3,980)
Debt, net				$740,109		$814,568
(a)Interest rates reflect the weighted average of the Company's mortgages payable.
(b)These mortgages payable were cross collateralized by three properties and were extinguished on September 27, 2024.
(c)As of September 30, 2024 and December 31, 2023, 1-Month Term SOFR was 4.85% and 5.35%, respectively.
(d)Interest rates reflect the fixed rates achieved through the Company's interest rate swaps.
(e)Interest rate applies to drawn balance only. Additional annual facility fee of 0.15% applies to entire line of credit capacity.

The following table summarizes the scheduled maturities of the Company's mortgages payable as of September 30, 2024:

Scheduled maturities by year:	As of September 30, 2024
2024	$—
2025	35,880
2026	—
2027	26,000
2028	—
Thereafter	31,500
Total mortgage payable maturities	$93,380

8. Fair Value Measurements
Recurring Measurements
The following financial instruments are remeasured at fair value on a recurring basis:

	Fair Value Measurements as of
	September 30, 2024			December 31, 2023
Cash Flow Hedges: (a) (b)	Level 1	Level 2 (c)	Level 3	Level 1	Level 2 (c)	Level 3
Derivative interest rate swaps	—	$10,688	—	—	$18,074	—
(a)During the twelve months subsequent to September 30, 2024, an estimated $6,820 of derivative interest rate balances recognized in accumulated comprehensive income will be reclassified into earnings.
(b)As of September 30, 2024 and December 31, 2023, the Company determined that the credit valuation adjustments associated with nonperformance risk are not significant to the overall valuation of its derivatives. As a result, the Company's derivative valuations in their entirety are classified as Level 2 of the fair value hierarchy.
(c)Derivative assets or liabilities are recognized as a part of deferred costs and other assets, net or other liabilities, respectively.
Nonrecurring Measurements
Investment Properties
During the three and nine months ended September 30, 2023, the Company had no Level 3 nonrecurring fair value measurements.
During the three months ended September 30, 2024, the Company recorded an impairment of real estate assets of $3,854 on one retail property after receiving and accepting a letter of intent to purchase the property for less than its carrying value. The estimated fair value of the property was based on this negotiated letter of intent. Subsequent to the impairment, the carrying value of the asset was $56,033.
Financial Instruments Not Measured at Fair Value
The table below summarizes the estimated fair value of financial instruments presented at carrying values in the Company's condensed consolidated financial statements as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
	Carrying Value	Estimated Fair Value	Market Interest Rate	Carrying Value	Estimated Fair Value	Market Interest Rate
Mortgages payable	$93,380	$89,237	5.86%	$168,548	$161,320	6.86%
Senior notes	250,000	243,513	5.62%	250,000	233,635	6.31%
Term loans	400,000	400,224	4.65%	400,000	399,539	5.10%
Revolving line of credit	—	—	N/A	—	—	N/A
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
The following table reconciles the amounts used in calculating basic and diluted EPS:

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Numerator:
Net (loss) income attributed to common shares - basic and diluted	$(539)	$(822)	$3,859	$2,379

Denominator:
Weighted average common shares outstanding - basic	68,526,238	67,531,335	68,101,901	67,521,110
Dilutive effect of unvested restricted shares (a) (b)	—	—	557,418	199,375
Weighted average common shares outstanding - diluted	68,526,238	67,531,335	68,659,319	67,720,485

Basic and diluted earnings per common share:
Net (loss) income per common share - basic	$(0.01)	$(0.01)	$0.06	$0.04
Net (loss) income per common share - diluted	$(0.01)	$(0.01)	$0.06	$0.04
(a)For the three months ended September 30, 2024 and 2023, the Company has excluded the anti-dilutive effect of stock-based compensation arrangements.
(b)For the nine months ended September 30, 2023, the Company has excluded the anti-dilutive effect of market-based awards granted in 2023.

ATM Program
On March 7, 2022, the Company established an at-the-market equity offering program (the "ATM Program") through which the Company may sell from time to time up to an aggregate of $250.0 million of its common stock. In connection with the ATM Program, the Company may sell shares of its common stock to or through sales agents, or may enter into separate forward sale agreements with one of the agents, or one of their respective affiliates, as a forward purchaser. During the three and nine months ended September 30, 2024 and 2023, no shares were issued under the ATM program. As of September 30, 2024, $244.6 million of common stock remains available for issuance under the ATM Program.
Share Repurchase Program
On February 23, 2022, the Company established a share repurchase program (the "SRP") of up to $150.0 million of the Company's outstanding shares of common stock. The SRP may be suspended or discontinued at any time, and does not obligate the Company to repurchase any dollar amount or particular amount of shares. As of September 30, 2024, the Company has not repurchased any common stock under the SRP.
Common Stock Offering
On September 25, 2024, the Company completed an underwritten public offering of its common stock at a price to the public of $28.00 per share. The Company issued and sold 9,200,000 shares of its common stock, including 1,200,000 shares issued in connection with the full exercise of the underwriters' over-allotment option. The Company received $247.3 million of net proceeds, after deducting $10.3 million in underwriting discounts and commissions.

10. Stock-Based Compensation
Incentive Award Plan
The Company's board of directors (the "Board") adopted the InvenTrust Properties Corp. 2015 Incentive Award Plan effective as of June 19, 2015 (the "Incentive Award Plan"). On May 6, 2016, the Board adopted the first amendment to the Incentive Award Plan and on March 20, 2024, the Board adopted the second amendment to the Incentive Award Plan (collectively, the "Amendments"). The Company's stockholders approved the Incentive Award Plan, as amended by the Amendments, on May 7, 2024, which, among other things, increased the aggregate number of shares of common stock that may be issued pursuant to awards granted under the Incentive Award Plan (the "Share Limit") by 2,750,000 shares to 5,750,000 shares. Any forfeited or unearned performance shares subject to an award are added back to the Share Limit.
Outstanding restricted stock unit ("RSU") awards are categorized as either time-based awards, performance-based awards, or market-based awards. All awards are granted at fair value, earn dividends throughout the vesting period, and have no voting rights. As of September 30, 2024, 2,854,824 shares were available for future issuance under the Incentive Award Plan.
Market-based awards are valued as of the grant date utilizing a Monte Carlo simulation model that assesses the probability of satisfying certain market performance thresholds over a three year performance period.
The following table summarizes the Company's significant assumptions used in the Monte Carlo simulation models:

	At Grant Date
	2024	2023
Volatility	31.00%	34.00%
Risk free interest rate	4.42%	4.45%
Dividend Yield	3.40%	3.20%

The following table summarizes the Company's RSU activity during the nine months ended September 30, 2024:

	Unvested Time- Based RSUs	Unvested Performance and Market-Based RSUs	Weighted-Average Grant Date Price Per Share
Outstanding as of January 1, 2024	147,592	1,024,771	$19.36
Shares granted	197,884	335,936	$19.78
Shares vested	(42,600)	(113,954)	$27.17
Unearned performance shares	—	(82,665)	$28.90
Shares forfeited	(2,190)	(17,360)	$17.41
Outstanding as of September 30, 2024	300,686	1,146,728	$18.29

Employee Stock Purchase Plan
On May 4, 2023, the Company established an Employee Stock Purchase Plan (the "ESPP") pursuant to which employees may purchase up to an aggregate of 3,300,000 shares of the Company's common stock, of which 3,274,365 shares remain available for future issuance as of September 30, 2024.
The following table summarizes the Company's common stock activity under the ESPP:

Nine months ended September 30, 2024
Gross shares purchased	13,907
Discounted issuance price	$20.07
Issuance proceeds	$280

Stock-Based Compensation Expense
The following table summarizes the Company's stock-based compensation expense:

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Incentive Award Plan, net (a)	$2,539	$2,307	$7,227	$6,576
Employee Stock Purchase Plan (b)	33	34	102	34
Stock-based compensation expense, net	$2,572	$2,341	$7,329	$6,610
(a)As of September 30, 2024, there was $12,757 of total estimated unrecognized compensation expense related to the Incentive Award Plan which will be recognized through December 2027.
(b)As of September 30, 2024, there was $111 of total estimated unrecognized compensation expense related to the ESPP which will be recognized through June 2026.

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

12. Subsequent Events
In preparing its condensed consolidated financial statements, the Company evaluated events and transactions occurring after September 30, 2024 through the date the financial statements were issued for recognition and disclosure purposes.
On October 9, 2024, the Company acquired Stonehenge Village, a 214,000 square foot community center anchored by Wegman's in the Richmond, Virginia market, for a gross acquisition price of $62.1 million. The Company used cash on hand to fund the acquisition.
On October 23, 2024, the Company entered into a third amendment to the Amended Revolving Credit Agreement, which provides for, among other things, an increase in the revolving commitments thereunder from $350.0 million to $500.0 million and an extension of the maturity date to January 15, 2029, with one six-month extension option.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (this "Quarterly Report"), other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). These statements include statements about InvenTrust Properties Corp.'s (the "Company," "InvenTrust," "we," "our," or "us") plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events; and they involve known and unknown risks that are difficult to predict.
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
•our ability to refinance or repay maturing debt or to obtain new or additional financing on attractive terms;
•the impact on our business and financial condition of incurring additional debt or issuing new debt or equity securities in the future;
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

Recent Developments
On August 6, 2024, the Company acquired Scottsdale North Marketplace, a 66,000 square foot neighborhood center anchored by AJ’s Fine Foods, in Scottsdale, Arizona, for a gross acquisition price of $23.0 million. The Company used cash on hand to fund the acquisition.
On September 25, 2024, the Company completed an underwritten public offering of its common stock at a price to the public of $28.00 per share. The Company issued and sold 9,200,000 shares of its common stock, including 1,200,000 shares issued in connection with the full exercise of the underwriters' over-allotment option. The Company received $247.3 million of net proceeds, after deducting $10.3 million in underwriting discounts and commissions.
On September 27, 2024, the Company extinguished the $72.5 million pooled mortgage payable secured by Cyfair Town Center, Bay Colony, and Stables Town Center.
Our Retail Portfolio
Our wholly-owned and managed retail properties include grocery-anchored community and neighborhood centers and power centers, including those classified as necessity-based, as defined in our Annual Report. As of September 30, 2024, we owned 65 retail properties with a total gross leasable area ("GLA") of approximately 10.6 million square feet. The following table summarizes our retail portfolio as of September 30, 2024 and 2023.

	2024	2023
No. of properties	65	62
GLA (square feet)	10,550	10,324
Economic occupancy (a)	94.2%	92.6%
Leased occupancy (b)	97.0%	95.1%
ABR PSF (c)	$19.83	$19.36
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
Summary by Center Type
The following table summarizes our retail portfolio by center type, as defined in our Annual Report, as of September 30, 2024 and 2023.

	Community and Neighborhood centers		Power centers
	2024	2023	2024	2023
No. of properties	53	50	12	12
GLA (square feet)	7,025	6,800	3,525	3,524
Economic occupancy	95.6%	93.5%	91.3%	90.7%
Leased occupancy	97.0%	96.5%	96.8%	92.4%
ABR PSF	$20.54	$20.14	$18.34	$17.80

Summary by Same Property
Properties classified as same property were owned for the entirety of both periods presented ("Same Properties"). The following table summarizes the Same Properties of our retail portfolio for the three and nine months ended September 30, 2024 and 2023.

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
No. of properties	62	62	57	57
GLA (square feet)	10,324	10,324	9,109	9,108
Economic occupancy	94.1%	92.6%	94.3%	92.8%
Leased occupancy	96.9%	95.1%	97.2%	95.3%
ABR PSF	$19.69	$19.36	$20.15	$19.78
Lease Expirations
The following table presents the lease expirations of our retail portfolio as of September 30, 2024. This table does not include expirations of signed but not yet commenced leases, nor does it assume that unexercised contractual lease renewal or extension options contained in our leases will, in fact, be exercised.

Lease Expiration Year	No. of Expiring Leases	GLA of Expiring Leases (square feet)	Percent of Total GLA of Expiring Leases	ABR of Expiring Leases	Percent of Total ABR	Expiring ABR PSF (a)
2024	18	39	0.4%	$1,213	0.6%	$31.10
2025	148	808	8.1%	14,424	6.9%	17.85
2026	218	941	9.5%	22,478	10.7%	23.89
2027	280	1,932	19.5%	39,907	18.8%	20.66
2028	231	1,061	10.7%	26,018	12.4%	24.52
2029	217	1,421	14.3%	30,547	14.5%	21.50
2030	106	756	7.6%	16,232	7.7%	21.47
2031	83	571	5.7%	11,949	5.7%	20.93
2032	88	538	5.4%	12,245	5.8%	22.76
2033	62	390	3.9%	10,045	4.8%	25.76
Thereafter	104	1,468	14.8%	25,119	11.9%	17.11
Other (b)	6	11	0.1%	362	0.2%	32.91
	1,561	9,936	100%	$210,539	100%	$21.19
(a)Expiring ABR PSF reflects ABR PSF at the time of lease expiration.
(b)Other lease expirations include the GLA, ABR and ABR PSF of month-to-month leases.
Our retail business is neither highly dependent on specific retailers nor subject to lease roll-over concentration. We believe this minimizes risk to our retail portfolio from significant revenue variances over time.

Leasing Activity, Retail Portfolio
The following tables summarize the activity for leases that were executed during the nine months ended September 30, 2024, compared with expiring or expired leases for the same or previous tenant for renewals, and the same unit for new leases at the 65 properties in the retail portfolio. The Company's retail portfolio had GLA totaling 932 thousand square feet expiring during the nine months ended September 30, 2024, of which 868 thousand square feet was re-leased to the in-place tenant. This achieved a retention rate of approximately 93%.

	No. of Leases Executed	GLA SF (in thousands)	New Contractual Rent ($PSF) (b)	Prior Contractual Rent ($PSF) (b)	% Change over Prior Lease Rent (b)	Weighted Average Lease Term (Years)	Tenant Improvement Allowance ($PSF)	Lease Commissions ($PSF)
All Tenants
Comparable Renewal Leases (a)	112	810	$20.87	$19.03	9.7%	5.4	$0.05	$—
Comparable New Leases (a)	19	88	$26.87	$23.31	15.3%	10.2	$31.80	$12.78
Non-Comparable Renewal and New Leases	29	196	$17.33	N/A	N/A	7.6	$13.29	$7.43
Total	160	1,094	$21.46	$19.44	10.4%	6.2	$4.97	$2.36

Anchor Tenants (leases ten thousand square feet and over)
Comparable Renewal Leases (a)	20	583	$14.08	$12.98	8.5%	5.4	$—	$—
Comparable New Leases (a)	2	42	$14.67	$12.54	17.0%	10.9	$30.00	$8.66
Non-Comparable Renewal and New Leases	5	141	$10.92	N/A	N/A	7.6	$10.89	$5.86
Total	27	766	$14.12	$12.95	9.0%	6.1	$3.66	$1.56

Small Shop Tenants (leases under ten thousand square feet)
Comparable Renewal Leases (a)	92	227	$38.32	$34.57	10.8%	5.3	$0.18	$—
Comparable New Leases (a)	17	46	$38.16	$33.32	14.5%	9.5	$33.46	$16.58
Non-Comparable Renewal and New Leases	24	55	$33.73	N/A	N/A	7.7	$19.43	$11.44
Total	133	328	$38.29	$34.36	11.4%	6.3	$8.05	$4.23
(a)Comparable leases are leases that meet all of the following criteria: terms greater than or equal to one year, unit was vacant less than one year prior to executed lease, square footage of unit remains unchanged or within 10% of prior unit square footage, and has a rent structure consistent with the previous tenant.
(b)Non-comparable leases are not included in totals.

Results of Operations
Comparison of results for the three and nine months ended September 30, 2024 and 2023
We generate substantially all of our earnings from property operations. Since January 1, 2023, we have acquired eight retail properties and disposed of one.
The following table presents the changes in our income for the three and nine months ended September 30, 2024 and 2023.

	Three months ended September 30			Nine months ended September 30
	2024	2023	Increase	2024	2023	Increase (Decrease)
Income
Lease income, net	$68,132	$63,716	$4,416	$201,681	$192,814	$8,867
Other property income	389	346	43	1,061	1,060	1
Other fee income	—	—	—	—	80	(80)
Total income	$68,521	$64,062	$4,459	$202,742	$193,954	$8,788
Lease income, net, for the three months ended September 30, 2024 increased $4.4 million when compared to the same period in 2023, as a result of increases from properties acquired of $1.8 million, decreases from properties disposed of $0.2 million, and the following activity related to our Same Properties:
•$1.3 million of increased minimum base rent attributable to increased occupancy and ABR PSF,
•$0.7 million of increased common area maintenance and real estate tax recoveries,
•$0.7 million of net changes in credit losses and related reversal, and
•$0.1 million of net increases in all other lease income.
Lease income, net, for the nine months ended September 30, 2024 increased $8.9 million when compared to the same period in 2023, as a result of increases from properties acquired of $6.0 million, decreases from properties disposed of $0.8 million, and the following activity related to our Same Properties:
•$2.6 million of increased minimum base rent attributable to increased occupancy and ABR PSF,
•$1.3 million of increased common area maintenance and real estate tax recoveries, and
•$0.3 million of net changes in credit losses and related reversals, partially offset by:
•$0.5 million of decreased amortization of market lease intangibles.
The following table presents the changes in our operating expenses for the three and nine months ended September 30, 2024 and 2023.

	Three months ended September 30			Nine months ended September 30
	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)
Operating expenses
Depreciation and amortization	$28,134	$30,318	$(2,184)	$85,092	$85,339	$(247)
Property operating	10,795	11,070	(275)	31,037	31,056	(19)
Real estate taxes	9,205	8,781	424	27,232	27,361	(129)
General and administrative	8,133	7,610	523	24,768	23,389	1,379
Total operating expenses	$56,267	$57,779	$(1,512)	$168,129	$167,145	$984
Depreciation and amortization for the three months ended September 30, 2024 decreased $2.2 million when compared to the same period in 2023, as a result of:
•$3.5 million of net decreased depreciation and amortization from our Same Properties, partially offset by:
•$1.3 million of increases from properties acquired.

Depreciation and amortization for the nine months ended September 30, 2024 decreased $0.2 million when compared to the same period in 2023, as a result of:
•$3.6 million of net decreased depreciation and amortization from our Same Properties, and
•$0.2 million of decreases from properties disposed, partially offset by:
•$3.6 million of increases from properties acquired.
Real estate taxes for the three months ended September 30, 2024 increased $0.4 million when compared to the same period in 2023, as a result of increased real estate taxes from properties acquired and real estate taxes from our Same Properties.
Real estate taxes for the nine months ended September 30, 2024 decreased $0.1 million when compared to the same period in 2023, as a result of a decrease of $0.3 million of real estate taxes from our Same Properties attributable to appeals, partially offset by $0.2 million of increases from properties acquired.
General and administrative expenses for the three months ended September 30, 2024 increased $0.5 million when compared to the same period in 2023, as a result of $0.2 million of increased stock-based compensation expense, $0.2 million of increased other compensation costs, and $0.1 million of increased legal and professional fees.
General and administrative expenses for the nine months ended September 30, 2024 increased $1.4 million when compared to the same period in 2023, as a result of $0.6 million of increased stock-based compensation expense, and $0.8 million of increased other compensation costs.
The following table presents the changes in our other income and expenses for the three and nine months ended September 30, 2024 and 2023.

	Three months ended September 30			Nine months ended September 30
	2024	2023	Change	2024	2023	Change
Other (expense) income
Interest expense, net	$(9,470)	$(9,555)	$85	$(28,744)	$(28,441)	$(303)
Impairment of real estate assets	(3,854)	—	(3,854)	(3,854)	—	(3,854)
Gain on sale of investment properties	334	1,707	(1,373)	334	2,691	(2,357)
Equity in earnings (losses) of unconsolidated entities	—	67	(67)	—	(447)	447
Other income and expense, net	197	676	(479)	1,510	1,767	(257)
Total other (expense) income, net	$(12,793)	$(7,105)	$(5,688)	$(30,754)	$(24,430)	$(6,324)
Interest expense, net, for the three months ended September 30, 2024 decreased $0.1 million when compared to the same period in 2023, primarily as a result of decreased amortization of issuance costs of $0.6 million, partially offset by increased interest expense of $0.5 million related to the $72.5 million pooled mortgage payable assumed from our former unconsolidated joint venture, IAGM Retail Fund I, LLC ("IAGM"), which was extinguished on September 27, 2024.
Interest expense, net, for the nine months ended September 30, 2024 increased $0.3 million when compared to the same period in 2023, primarily as a result of:
•increased interest expense of $1.9 million related to the $72.5 million pooled mortgage payable assumed from IAGM,
•increased interest expense of $0.3 million related to assuming a $13.0 million mortgage payable on February 1, 2024, partially offset by:
•decreased amortization of issuance costs of $1.5 million,
•decreased interest expense of $0.3 million related to the aggregate reduction of mortgages payable of $29.4 million since January 1, 2023, and
•decreased interest rates on our corporate term loans generating increased interest expense of $0.1 million.
During the three months ended September 30, 2024, the Company recorded an impairment of real estate assets of $3.85 million on one retail property after receiving and accepting a letter of intent to purchase the property for less than its carrying value.

Net Operating Income
We evaluate the performance of our retail properties based on NOI, which excludes general and administrative expenses, depreciation and amortization, other income and expense, net, impairment of real estate assets, gains (losses) from sales of properties, gains (losses) on extinguishment of debt, interest expense, net, equity in earnings (losses) from unconsolidated entities, lease termination income and expense, and GAAP rent adjustments such as amortization of market lease intangibles, amortization of lease incentives, and straight-line rent adjustments ("GAAP Rent Adjustments"). We bifurcate NOI into Same Property NOI and NOI from other investment properties based on whether the retail properties meet our Same Property criteria. NOI from other investment properties includes adjustments for the Company's captive insurance company.
We believe the supplemental non-GAAP financial measure of NOI, and the bifurcation into same property NOI and NOI from other investment properties, provides added comparability across periods when evaluating our financial condition and operating performance that is not readily apparent from "Operating income" or "Net income" in accordance with GAAP.
Comparison of Same Property results for the three and nine months ended September 30, 2024 and 2023
A total of 62 and 57 retail properties met our Same Property criteria for the three and nine months ended September 30, 2024 and 2023, respectively. The following table presents the reconciliation of net income or loss, the most directly comparable GAAP measure, to NOI and Same Property NOI for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Net (loss) income	$(539)	$(822)	$3,859	$2,379
Adjustments to reconcile to non-GAAP metrics:
Other income and expense, net	(197)	(676)	(1,510)	(1,767)
Equity in (earnings) losses of unconsolidated entities	—	(67)	—	447
Interest expense, net	9,470	9,555	28,744	28,441
Gain on sale of investment properties	(334)	(1,707)	(334)	(2,691)
Impairment of real estate assets	3,854	—	3,854	—
Depreciation and amortization	28,134	30,318	85,092	85,339
General and administrative	8,133	7,610	24,768	23,389
Other fee income	—	—	—	(80)
Adjustments to NOI (a)	(1,626)	(1,434)	(6,056)	(6,028)
NOI	46,895	42,777	138,417	129,429
NOI from other investment properties (b)	(1,384)	(57)	(14,629)	(10,665)
Same Property NOI	$45,511	$42,720	$123,788	$118,764
(a)Adjustments to NOI include lease termination income and expense and GAAP Rent Adjustments.
(b)The NOI of Maguire Groves is reflected as a component of NOI from other investment properties.

Comparison of the components of Same Property NOI for the three months ended September 30, 2024 and 2023

	Three months ended September 30
	2024	2023	Change	Variance
Minimum base rent	$42,809	$41,481	$1,328	3.2%
Real estate tax recoveries	8,214	7,798	416	5.3%
Common area maintenance, insurance, and other recoveries	8,212	7,885	327	4.1%
Ground rent income	4,715	4,762	(47)	(1.0)%
Short-term and other lease income	799	691	108	15.6%
Reversal of (provision for) uncollectible billed rent and recoveries, net	162	(491)	653	(133.0)%
Other property income	374	346	28	8.1%
	65,285	62,472	2,813	4.5%

Property operating	10,691	10,981	(290)	(2.6)%
Real estate taxes	9,083	8,771	312	3.6%
	19,774	19,752	22	0.1%

Same Property NOI	$45,511	$42,720	$2,791	6.5%
Same Property NOI increased by $2.8 million, or 6.5%, when comparing the three months ended September 30, 2024 to the same period in 2023, and was primarily a result of increased ABR PSF, favorable lease spreads, and leases with advantageous fixed recovery terms.

Comparison of the components of Same Property NOI for the nine months ended September 30, 2024 and 2023

	Nine months ended September 30
	2024	2023	Change	Variance
Minimum base rent	$116,321	$113,761	$2,560	2.3%
Real estate tax recoveries	22,886	22,749	137	0.6%
Common area maintenance, insurance, and other recoveries	21,924	20,746	1,178	5.7%
Ground rent income	11,634	11,735	(101)	(0.9)%
Short-term and other lease income	2,706	2,575	131	5.1%
Provision for uncollectible billed rent and recoveries, net	(55)	(366)	311	(85.0)%
Other property income	936	978	(42)	(4.3)%
	176,352	172,178	4,174	2.4%

Property operating	27,518	28,072	(554)	(2.0)%
Real estate taxes	25,046	25,342	(296)	(1.2)%
	52,564	53,414	(850)	(1.6)%

Same Property NOI	$123,788	$118,764	$5,024	4.2%
Same Property NOI increased by $5.0 million, or 4.2%, when comparing the nine months ended September 30, 2024 to the same period in 2023, and was primarily a result of increased ABR PSF, favorable lease spreads, leases with advantageous fixed recovery terms, and successful real estate tax appeals.

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
See our Annual Report for expanded descriptions of Nareit FFO and Core FFO.
Nareit FFO Applicable to Common Shares and Dilutive Securities and Core FFO Applicable to Common Shares and Dilutive Securities is calculated as follows:

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Net (loss) income	$(539)	$(822)	$3,859	$2,379
Depreciation and amortization of real estate assets	27,923	30,094	84,439	84,714
Impairment of real estate assets	3,854	—	3,854	—
Gain on sale of investment properties	(334)	(1,707)	(334)	(2,691)
Unconsolidated joint venture adjustments (a)	—	—	—	342
Nareit FFO Applicable to Common Shares and Dilutive Securities	30,904	27,565	91,818	84,744
Amortization of market lease intangibles and inducements, net	(831)	(629)	(2,064)	(2,717)
Straight-line rent adjustments, net	(765)	(730)	(2,652)	(2,492)
Amortization of debt discounts and financing costs	567	1,167	1,742	3,286
Depreciation and amortization of corporate assets	211	224	653	625
Non-operating income and expense, net (b)	21	55	(275)	791
Unconsolidated joint venture adjustments (c)	—	(10)	—	(172)
Core FFO Applicable to Common Shares and Dilutive Securities	$30,107	$27,642	$89,222	$84,065

Weighted average common shares outstanding - basic	68,526,238	67,531,335	68,101,901	67,521,110
Dilutive effect of unvested restricted shares (d)	—	—	557,418	199,375
Weighted average common shares outstanding - diluted	68,526,238	67,531,335	68,659,319	67,720,485

Net (loss) income per diluted share	$(0.01)	$(0.01)	$0.06	$0.04
Per share adjustments for Nareit FFO	0.46	0.42	1.28	1.21
Nareit FFO per diluted share	$0.45	$0.41	$1.34	$1.25
Per share adjustments for Core FFO	(0.01)	—	(0.04)	(0.01)
Core FFO per diluted share	$0.44	$0.41	$1.30	$1.24
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
(d)For purposes of calculating non-GAAP per share metrics, we apply the same denominator used in calculating diluted earnings per share in accordance with GAAP.

Liquidity and Capital Resources
Capital Investments and Leasing Costs
Operating our properties generally results in paying leasing commissions and making capital investments, including value-enhancing development projects and redevelopment projects.
The following table summarizes the capital resources used for capital investments and leasing costs on a cash basis:

	Nine months ended September 30
	2024	2023
Tenant improvements	$7,936	$5,687
Leasing costs	2,632	2,518
Property improvements	6,652	13,626
Capitalized indirect costs (a)	1,178	1,318
Total capital expenditures and leasing costs	18,398	23,149
Development and redevelopment direct costs	6,410	2,510
Development and redevelopment indirect costs (a)	804	650
Capital investments and leasing costs (b)	$25,612	$26,309
(a)Indirect costs include capitalized interest, real estate taxes, insurance, and payroll costs.
(b)As of September 30, 2024 and 2023, total accrued capital investments and leasing costs were $5,008 and $3,836, respectively.

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
•Proceeds from any ATM Program activities or other equity offerings; and
•Proceeds from our Series A Notes and Series B Notes.

•To invest in properties or fund acquisitions;
•To fund development, re-development, maintenance and capital expenditures or leasing incentives;
•To make distributions to our stockholders;
•To service or pay down our debt;
•To pay our operating expenses;
•To repurchase shares of our common stock; and
•To fund other general corporate uses.

In the first quarter of 2022, we established an at-the-market equity offering program (the "ATM Program") pursuant to which we may sell shares of our common stock up to an aggregate purchase price of $250.0 million. During the three and nine months ended September 30, 2024 and 2023, no shares were issued under the ATM Program. As of September 30, 2024, $244.6 million of common stock remains available for issuance under the ATM Program.
On September 25, 2024, we completed an underwritten public offering of our common stock at a price to the public of $28.00 per share. We issued and sold 9,200,000 shares of common stock, including 1,200,000 shares issued in connection with the full exercise of the underwriters' over-allotment option. We received $247.3 million of net proceeds, after deducting $10.3 million in underwriting discounts and commissions.
We believe our status as an NYSE-listed issuer will facilitate supplementing our capital sources by selling equity securities of the Company under the ATM Program or otherwise if and when we believe appropriate to do so. Also, from time to time, we may seek to acquire amounts of our outstanding common stock through cash purchases or exchanges for other securities. Such purchases or exchanges, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. At this time, we believe our current sources of liquidity are sufficient to meet our short- and long-term cash demands.
Distributions
During the nine months ended September 30, 2024, we declared distributions to our stockholders totaling $48.2 million and paid cash distributions of $45.3 million. As we execute on our retail strategy and continue to evaluate our business, results of operations and cash flows, our Board will continue to evaluate our distribution on a periodic basis.
Summary of Cash Flows

	Nine months ended September 30		Change
	2024	2023
Cash provided by operating activities	$99,892	$99,803	$89
Cash used in investing activities	(108,281)	(76,178)	(32,103)
Cash provided by (used in) financing activities	111,384	(57,276)	168,660
Increase (decrease) in cash, cash equivalents and restricted cash	102,995	(33,651)	136,646
Cash, cash equivalents and restricted cash at beginning of period	99,763	137,762	(37,999)
Cash, cash equivalents and restricted cash at end of period	$202,758	$104,111	$98,647
Cash provided by operating activities of $99.9 million and $99.8 million for the nine months ended September 30, 2024 and 2023, respectively, was generated primarily from income from property operations. Cash provided by operating activities decreased $0.1 million when comparing the nine months ended September 30, 2024 to the same period in 2023, as a result of general working capital fluctuations. Since January 1, 2023, we have acquired eight retail properties and disposed of one.
Cash used in investing activities of $108.3 million for the nine months ended September 30, 2024 was the result of:
•$83.0 million for acquisitions of investment properties, and
•$25.8 million for capital investments, leasing costs, and other investing activities, which were partially offset by:
•$0.5 million in net proceeds received from the sale of investment properties.
Cash used in investing activities of $76.2 million for the nine months ended September 30, 2023 was the result of:
•$152.0 million for acquisitions of investment properties, and
•$28.2 million for capital investments and leasing costs, which were partially offset by cash provided by:
•$12.6 million in net proceeds received from the sale of investment properties, and
•$91.4 million for distributions from unconsolidated entities.

Cash provided by financing activities of $111.4 million for the nine months ended September 30, 2024 was the result of:
•$247.3 million in net proceeds from the underwritten public offering of our common stock, net of underwriting discounts and commissions, and
•$0.3 million in net proceeds from our Employee Stock Purchase Plan (the "ESPP"), which were partially offset by:
•$1.5 million for additional costs incurred in relation to sales of our common stock,
•$45.3 million to pay distributions,
•$1.2 million for the payment of tax withholdings for share-based compensation, and
•$88.2 million for pay-offs of debt and other financing activities.
Cash used in financing activities of $57.3 million for the nine months ended September 30, 2023 was the result of:
•$42.9 million to pay distributions, and
•$14.4 million for pay-offs of debt and other financing activities.
We consider all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements with a maturity of three months or less, at the date of purchase, to be cash equivalents. We maintain our cash and cash equivalents at major financial institutions. The combined account balances at one or more institutions generally exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage. We periodically assess the credit risk associated with these financial institutions. We believe insignificant credit risk exists related to deposits in excess of FDIC insurance coverage.
Off Balance Sheet Arrangements
None.
Contractual Obligations
We have obligations related to our mortgage loans, senior notes, term loans, and revolving credit facility as described in "Note 7. Debt" in the condensed consolidated financial statements.
The following table presents our obligations to make future payments under debt and lease agreements as of September 30, 2024, exclusive of debt discounts and issuance costs, which are not future cash obligations.

	Payments due by year ending December 31
	2024	2025	2026	2027	2028	Thereafter	Total
Long-term debt:
Fixed rate, principal (a)	$—	$35,880	$200,000	$226,000	$—	$281,500	$743,380
Interest	7,693	30,102	27,141	16,339	14,103	24,629	120,007
Total long-term debt	7,693	65,982	227,141	242,339	14,103	306,129	863,387
Operating leases (b)	145	511	517	529	522	786	3,010
Grand total	$7,838	$66,493	$227,658	$242,868	$14,625	$306,915	$866,397

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company is subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt. The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows. As of September 30, 2024, the Company's debt included outstanding variable-rate debt of $400.0 million, all of which has been swapped to a fixed rate.
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
As of September 30, 2024, the Company is party to five effective interest rate swap agreements which achieve fixed interest rates through the maturity dates of the Amended Term Loan Agreement.
The following table summarizes the Company's interest rate swaps as of September 30, 2024 and December 31, 2023:

							Fair Value as of
Effective Interest Rate Swaps	Effective Date	Termination Date	InvenTrust Receives	InvenTrust Pays Fixed Rate of	Fixed Rate Achieved	Notional Amount	September 30, 2024	December 31, 2023
5.5 year term loan	Dec 2, 2019	Jun 21, 2024	1-Month SOFR	N/A	N/A	$—	$—	$855
5.5 year term loan	Dec 2, 2019	Jun 21, 2024	1-Month SOFR	N/A	N/A	—	—	857
5.5 year term loan	Apr 3, 2023	Mar 22, 2027	1-Month SOFR	3.69%	4.99%	100,000	(892)	(122)
5 year term loan	Dec 21, 2023	Sep 22, 2026	1-Month SOFR	1.51%	2.81%	100,000	3,622	5,820
5 year term loan	Dec 21, 2023	Sep 22, 2026	1-Month SOFR	1.51%	2.81%	100,000	3,640	5,845
5.5 year term loan	Jun 21, 2024	Mar 22, 2027	1-Month SOFR	1.54%	2.84%	50,000	2,194	2,451
5.5 year term loan	Jun 21, 2024	Mar 22, 2027	1-Month SOFR	1.48%	2.78%	50,000	2,124	2,368
						$400,000	$10,688	$18,074
Gains or losses resulting from marking-to-market derivatives each reporting period are recognized as an increase or decrease in comprehensive income on the condensed consolidated statements of operations and comprehensive (loss) income.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company's management, including its Principal Executive Officer and Principal Financial Officer, evaluated as of September 30, 2024 the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures, as of September 30, 2024, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes to the Company's internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 1A. Risk Factors
As of September 30, 2024, there have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following is a summary of all share repurchases during the third quarter of 2024:

Period	Total No. of Shares Purchased (a)	Average Price Paid per Share	Total No. of Shares Purchased as Part of Publicly Announced Plans or Programs	Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1 - July 31, 2024	604	$24.76	—	$150,000
August 1 - August 31, 2024	—	$—	—	$150,000
September 1 - September 30, 2024	—	$—	—	$150,000
(a)Consists of shares of common stock surrendered to the Company to satisfy tax withholding obligations associated with the purchase of shares of common stock at a discount under the ESPP.
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

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2024, filed with the SEC on October 29, 2024, is formatted in Extensible Business Reporting Language ("XBRL"): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed as part of this Quarterly Report on Form 10-Q
** Furnished as part of this Quarterly Report on Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InvenTrust Properties Corp.

Date:	October 29, 2024
By:	/s/ Daniel J. Busch

Name:	Daniel J. Busch
Title:	President, Chief Executive Officer (Principal Executive Officer)

Date:	October 29, 2024
By:	/s/ Michael Phillips

Name:	Michael Phillips
Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)