Form 10-K
period 2024-12-31
InvenTrust Properties Corp.
filed 2025-02-13
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 28, 2024, the aggregate market value of the voting and non-voting common stock held by non-affiliates of InvenTrust Properties Corp. was approximately $1.7 billion, based upon the closing price on the New York Stock Exchange for such equity on June 28, 2024.
As of February 6, 2025, there were 77,460,276 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information that will be contained in InvenTrust Properties Corp.'s Proxy Statement relating to its 2025 Annual Meeting of Stockholders, which InvenTrust Properties Corp. intends to file no later than 120 days after the end of its fiscal year ended December 31, 2024, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K.

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
•shifts in consumer retail shopping from brick-and-mortar stores to e-commerce;
•the impact of leasing and capital expenditures to improve our retail properties to retain and attract tenants;
•our ability to refinance or repay maturing debt or to obtain new or additional financing on attractive terms;
•the impact on our business and financial condition of incurring additional debt or issuing new debt or equity securities in the future;
•future increases in interest rates;
•rising inflation;
•natural or man-made disasters, severe weather and climate-related events, such as hurricanes, wildfires, earthquakes, tsunamis, tornadoes, droughts, blizzards, hailstorms, floods, mudslides, oil spills, nuclear incidents, and outbreaks of pandemics or contagious diseases, or fear of such outbreaks;
•our status as a real estate investment trust ("REIT") for federal tax purposes;
•changes in federal, state or local tax law, including legislative, administrative, regulatory or other actions affecting REITs; and
•the risks described under Part I, Item 1A. - Risk Factors and Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), or identified elsewhere in this Annual Report.
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
ii

PART I
As used throughout this Annual Report, the terms "Company," "InvenTrust," "we," "us," or "our" mean InvenTrust Properties Corp. and its wholly-owned subsidiaries, and, for periods presented prior to January 1, 2023, its former unconsolidated joint venture investment. Unless otherwise noted, all dollar amounts and square feet are stated in thousands, except per share and per square foot amounts. Any references to number of properties, square feet, and tenant and occupancy data are unaudited.
Item 1. Business
General
On October 4, 2004, InvenTrust Properties Corp. was incorporated as Inland American Real Estate Trust, Inc., a Maryland corporation, and elected to operate in a manner to be taxed as a REIT for federal tax purposes. The Company changed its name to InvenTrust Properties Corp. in April 2015 and is focused on owning, leasing, redeveloping, acquiring and managing a multi-tenant retail platform. On October 12, 2021, the Company's shares of common stock were listed and began trading on the New York Stock Exchange ("NYSE") under the ticker symbol "IVT."
As of December 31, 2024, the Company owned 68 retail properties with a total gross leasable area ("GLA") of approximately 11.0 million square feet.
The following table summarizes our retail portfolio as of December 31, 2024.

As of December 31, 2024
No. of properties	68
GLA (square feet)	10,972
Economic occupancy (a)	95.3%
Leased occupancy (b)	97.4%
ABR PSF (c)	$20.07
(a)Economic occupancy is defined as the percentage of occupied GLA divided by total GLA (excluding Specialty Leases) for which a tenant is obligated to pay rent under the terms of its lease agreement as of the rent commencement date, regardless of the actual use or occupancy by that tenant of the area being leased. Actual use may be less than economic occupancy. Specialty Leases include small shop leases with terms of less than one year and leases of common area space with terms of any term length.
(b)Leased occupancy is defined as economic occupancy plus the percentage of signed but not yet commenced GLA divided by total GLA.
(c)Annualized Base Rent ("ABR") is computed as base rent for the last month of the period multiplied by twelve. Base rent is inclusive of ground rent and exclusive of Specialty Lease rent. ABR per square foot ("PSF") is computed as ABR divided by the occupied square footage as of the end of the period.
Business Strategy
InvenTrust Properties Corp. is a premier Sun Belt, multi-tenant essential retail REIT that owns, leases, redevelops, acquires, and manages grocery-anchored neighborhood and community centers, as well as high-quality power centers that often have a grocery component. We pursue our business strategy by:
•Acquiring retail properties in Sun Belt markets;
•Opportunistically disposing of retail properties; and
•Maintaining a flexible capital structure.
Acquiring retail properties in Sun Belt markets. InvenTrust focuses on Sun Belt markets with favorable demographics, including above-average growth in population, employment, income and education levels. We believe these conditions create favorable demand characteristics for grocery-anchored and necessity-based retail centers, which will position us to capitalize on potential future rent increases while enjoying sustained occupancy at our centers. Our strategically located field offices are within a two-hour drive of over 95% of our properties which affords us the ability to respond to the needs of our tenants and provides us with in-depth local market knowledge. We believe that our Sun Belt portfolio of high quality grocery-anchored assets is a distinct differentiator for us in the marketplace.
Opportunistically disposing of retail properties. We continue to opportunistically dispose of properties where we believe they no longer meet our investment criteria. These dispositions will allow us to redeploy the proceeds in more attractive opportunities in Sun Belt markets.

Maintaining a flexible capital structure. We believe our current capital structure provides us with the financial flexibility and capacity to fund our current capital needs as well as future growth opportunities. We believe we have the liquidity necessary to continue executing on our strategic and operational objectives while exhibiting a focused and disciplined capital allocation. Our flexible capital structure and ample liquidity will allow us to take advantage of future growth opportunities that meet our investment criteria.
Competition
We compete with numerous companies and individuals engaged in the ownership, development, acquisition, and operation of shopping centers in Sun Belt markets, resulting in competition for attracting and retaining tenants and acquiring and disposing shopping centers.
Our commitment to Sun Belt markets and our strategically curated portfolio of predominantly necessity-based grocery-anchored shopping centers provides a number of competitive advantages, including increased concentrations in high growth Sun Belt locations to capitalize on strong demographic trends, exposure to a strong operational footprint, and distinctive levels of Sun Belt real estate experience and expertise. Our local market presence is supported by our field offices staffed with operational teams within two hours of over 95% of our shopping centers, which allows us to build deep real estate expertise and a strong reputation with market participants and with our anchor and small shop tenants.
Our ample liquidity, and sector-low leverage, provide an additional competitive advantage of flexibility to transact. Our concerted focus on the Sun Belt markets provides us greater opportunity to carefully evaluate potential acquisitions.
Human Capital Management
Our employees are our greatest asset and the foundation for our success. Together, we focus on building an inclusive culture where innovative thinking is valued, collaboration is essential, and communicating the "why" is a necessity. We are committed to creating a corporate culture characterized by high levels of employee engagement, growth and development, and health and wellness. We seek to attract and retain talented professionals who provide a wide range of opinions and experiences to drive our business forward. As of December 31, 2024, we have 101 full-time employees.
Our Human Capital strategy is focused on talent management. The basis for hiring, development, training, compensation and advancement are qualifications, performance, skills and experience. We believe our employees are fairly compensated, without regard to gender, race, and ethnicity. All of our employees are offered a comprehensive benefits package, including, but not limited to, paid time off and parental leave, medical, dental and vision insurance, disability insurance, life insurance, 401(k) matching, tuition reimbursement, flexible Fridays and remote work flexibility.
Employee engagement is critical to our success. We believe in fostering a highly engaged inclusive environment which drives growth and productivity. We believe that our heightened focus on employee development and health and wellness creates a more engaged workforce. In 2024, 90% of our employees were highly engaged and we were named one of Chicago's Top Workplaces by The Chicago Tribune for the third year in a row. We believe that the more engaged our employees are the more likely productivity will increase and drive empowerment throughout the organization for our employees to act like owners. Our hybrid work model provides an opportunity for employees to balance work and life, whether in the office or at home. We also host monthly events focused on employee education, health and wellness, engagement activities, and giving back to our communities. Our events consist of company-wide executive-led meetings to stay connected with our employees, wellness competitions, food trucks, game days, happy hours, and charity events serving our communities. We are proud that 100% of our employees participated in charitable events giving back to our communities in 2024. Our Flexible Fridays program enables our employees to balance work and life, focusing on mental health as well as giving back to our communities through charitable endeavors.
We celebrate our employees' success through our Circle of Excellence awards. Our monthly, "On The Spot" award recognizes employees who go above and beyond their job. Our annual awards, the "Rising Star" and "Standing Ovation", recognize new employees and tenured employees who exhibit exceptional promise, ability, and our InvenTrust values. We monitor our performance through employee engagement surveys and utilize the results to continually improve our organization.

Corporate Responsibility and Governance
We continue to manage matters of corporate responsibility and governance across our platform as part of our overall business strategy. We believe that our efforts to enhance our communities, conserve resources, and foster a best-in-class work environment are not just compatible with, but facilitative of, growing long-term stockholder value. We discuss such initiatives related to our corporate responsibility and governance in our annual environmental, social, and governance ("ESG") report (the "ESG Report") available on our website.
To date, compliance with federal, state, and local environmental laws has not had a material adverse effect on our business, assets, results of operations, financial condition, and/or our ability to pay distributions. We do not believe that our existing retail platform will require us to incur material expenditures to comply with these laws and regulations. However, we acknowledge that compliance with environmental-related regulations and legislation is evolving, and we cannot predict the impact of new or changed laws or regulations on our properties, operations, and financials.
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
Our Website and Availability of SEC Reports and Other Information
The Company maintains a website at the following address: www.inventrustproperties.com. The information on the Company's website is not incorporated by reference in this Annual Report or in any other report or document we file with the U.S. Securities and Exchange Commission ("SEC"), and any references to our website are intended to be inactive textual references only. In addition, we reference certain sources included on our website, including our ESG Report, in this Annual Report, and none of these are incorporated by reference in, or are otherwise to be regarded as part of, this Annual Report.
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
Investors and others should note that InvenTrust routinely announces material information to investors and the marketplace using SEC filings, press releases, public conference calls, webcasts and the InvenTrust investor relations website. We also intend to use certain social media channels as a means of disclosing information about us and our business to our colleagues, customers, investors and the public (e.g., the InvenTrust X account (x.com/inventrustprop); and the InvenTrust LinkedIn account (linkedin.com/company/inventrustproperties). The information posted on social media channels is not incorporated by reference in this Annual Report or in any other report or document we file with the SEC. While not all of the information that the Company posts to the InvenTrust investor relations website or to social media accounts is of a material nature, some information could be deemed to be material. Accordingly, the Company encourages investors, the media, and others interested in InvenTrust to review the information that it shares on the Company's investor relations website at inventrustproperties.com/investor-relations, and regularly follow the Company's social media accounts.

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
Our business is affected by economic, political and market challenges experienced by the U.S. or global economies or the real estate industry as a whole; by the regional or local economic conditions in the markets in which our assets are located, including any dislocations in the credit markets; or by competitive business market conditions experienced by us. These conditions may materially affect the value and the performance of our assets and our ability to sell assets, as well as our ability to make principal and interest payments on, or refinance, outstanding debt when due.
An economic downturn could result in defaults by retail tenants, which could have an adverse impact on our business, financial condition, results of operations, and ability to make distributions to our stockholders.
An economic downturn could have an adverse impact on the retail industry generally. Rising inflation could also adversely impact consumer behavior and increase our and our tenants' operating costs. As a result, the retail industry could face further reductions in sales revenues and increased bankruptcies. Adverse economic conditions may result in an increase in distressed or bankrupt retail companies, which in turn would result in an increase in defaults by tenants at our commercial properties. Such conditions may also affect shadow-anchor retailers in some of our centers, which we cannot control. Although we do not generate revenue from shadow-anchor retailers, their presence drives traffic to some of our centers. Additionally, continued slow or negative economic growth could hinder new entrants into the retail market, which may make it difficult for us to fully lease our real properties. Tenant defaults and decreased demand for retail space would have an adverse impact on the value of our retail properties and our results of operations.
A consumer shift in retail shopping from brick-and-mortar stores to e-commerce may have an adverse impact on our revenues and cash flow.
The majority of national retailers operating brick-and-mortar stores have made e-commerce sales an important part of their business model. The shift to e-commerce sales may adversely impact their sales for brick-and-mortar stores, causing those retailers to adjust the size or number of retail locations in the future. This shift could adversely impact our occupancy and rental rates, which would, in turn, adversely impact our revenues and cash flows.
Our retail portfolio is subject to geographic concentration, which exposes us to changing economic and retail market conditions that may reduce our revenues and cash flows.
As of December 31, 2024, approximately 38.5% of the total annualized base rental income in our retail portfolio was generated by properties located in Texas, with 16.1%, 10.2%, 9.0%, and 3.2% of our total annualized base rental income generated by properties in Austin, Houston, Dallas-Fort Worth-Arlington, and San Antonio metropolitan areas, respectively. An oversupply of retail properties without corresponding increases in demand or an economic downturn in some of these markets could have a material adverse effect on our financial condition, our results of operations and our ability to pay distributions.
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
As of December 31, 2024, approximately 58.4% of our total annualized base rental income is generated by our small shop tenants. Our small shop tenants may be more vulnerable to negative economic conditions as they generally have more limited resources than our anchor tenants. If a significant number of our small shop tenants experience financial difficulties or are unable to remain open, our cash flow, financial condition and results of operations could be adversely affected.
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
•competition for tenancy of our leases.
As of December 31, 2024, economic occupancy and leased occupancy of our retail portfolio was 95.3% and 97.4%, respectively. Additionally, as of December 31, 2024, leases representing approximately 6.6% and 9.5% of our total expiring GLA and $12.5 million and $24.2 million of our total expiring ABR were scheduled to expire in 2025 and 2026, respectively. We cannot assure our stockholders that leases will be renewed or that our properties will be re-leased on terms equal to or better than the current terms, or at all. We also may not be able to lease space which is currently not occupied on acceptable terms and conditions, if at all. In addition, some of our tenants have leases that include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no liability to us. We may be required to offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to retain these tenants or attract new ones. Portions of our assets may remain vacant for extended periods of time. If the rental rates for our assets decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, cash flows and results of operations could be adversely affected.
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
Pandemics, epidemics or other health crises may have a negative effect on our and our tenants' businesses, financial condition, results of operations, cash flows, and liquidity.
Our business, and the businesses of our tenants, could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic, epidemic, or other health crisis, especially if there is a negative impact to customers' willingness or ability to frequent our tenants' businesses.
Such crises could cause significant disruptions to the United States and global economy and contribute to significant volatility and negative pressure in financial markets. Government responses, including quarantines, restrictions on travel, mandatory closures of businesses, or other restrictions, as well as changes in consumer behavior, could negatively impact our tenants and their ability to operate their businesses, which could impact our ability to collect on current or past due rent payments or fully recover amounts due under the terms of a lease agreement in the event of a default by a tenant.
The unpredictable nature of pandemics, epidemics, and other health crises precludes any prediction as to one's ultimate adverse impact. A worsening of the economic, political and social environment as a result presents material risks and uncertainties with respect to our and our tenants' business, financial condition, results of operations, cash flows, liquidity, and ability to satisfy debt service obligations.

Risk Factors Related to Real Estate Investments
There are inherent risks with investments in retail real estate.
Investments in real estate are subject to varying degrees of risk. Among the factors that could have a negative impact on our assets and the value of an investment in us are the following:
•relative illiquidity of real estate;
•competition among other owners of commercial real estate for investments in similar markets;
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
•significant capital expenditures may be required to improve our properties to attract tenants;
•the ongoing need for owner-funded capital for improvements and expenditures to maintain or upgrade assets, make tenant improvements and pay leasing commissions;
•fluctuations in real estate values or potential impairments in the value of our assets;
•natural disasters, such as hurricanes, wildfires, earthquakes, droughts, floods, extreme storms and weather or other under-insured or uninsured losses, which may result from or be exacerbated by climate change, and man-made events, such as terrorist attacks or events of sabotage;
•changes in interest rates and availability, and cost and terms of financing; and
•rising inflation.
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

Risk Factors Related to the Environment Affecting Our Properties
Geographic concentration makes our business more vulnerable to natural disasters, severe weather, and climate change.
Natural disasters and severe weather such as hurricanes, wildfires, earthquakes, mudslides, droughts, tornadoes, blizzards, hailstorms or floods may result in significant damage to our properties, decrease demand for certain properties, disrupt operations at our properties, increase the costs associated with maintaining or insuring our properties, and adversely affect both the value of our properties and the ability of our tenants and operators to make their scheduled rent payments to us. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. These losses may not be insured or insurable at commercially reasonable rates. When we have a geographic concentration, a single catastrophe or destructive weather event affecting a region may have a significant negative effect on our financial condition, results of operations, and cash flows. As a result, our operating and financial results may vary significantly from one period to the next. We also are exposed to the risk of an increased need for the maintenance and repair of our buildings due to inclement or extreme weather.
Moreover, climate change may adversely impact our properties directly, such as through increasing the frequency/severity of natural disasters or by chronic changes to weather patterns and the environment that impact the desirability of particular locations, and may lead to additional compliance obligations and costs, including insurance premiums, taxes and fees. Changes in federal, state and local legislation and regulation, or in other stakeholder expectations, on climate change could result in increased operating costs (for example, increased utility costs) and/or increased capital expenditures to improve the energy efficiency of our existing properties (for example, increased costs associated with meeting electric vehicle charging mandates) and could also require us to spend more on our new properties without a corresponding increase in revenue and could increase our exposure to new physical risks and liabilities.
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
In the past, we have refinanced our debt and relied on debt financing to, among other things, fund our operations, future investment activities and acquisitions and business growth and repay maturing debt. If we do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance this debt through additional debt financing, or private or public offerings of debt or equity securities. Adverse economic conditions could cause the terms on which we borrow or refinance to be unfavorable. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of assets on disadvantageous terms or at times which may not permit us to receive an attractive return on our investments, potentially resulting in losses adversely affecting cash flow from operating activities.
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
We may issue additional equity or debt securities in the future in order to raise capital. Additional issuances of equity securities would dilute the investment of our current stockholders and could decrease the market price of our common stock.
Issuing additional equity securities to finance future developments and acquisitions instead of incurring additional debt would dilute the interests of our existing stockholders. Further, a large volume of sales of shares of our common stock would decrease the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. Our ability to execute our business and growth plan depends on our access to an appropriate blend of capital, which could include a line of credit and other forms of secured and unsecured debt, equity financing, or joint ventures.
Stockholders do not have preemptive rights with respect to any shares issued by us in the future. Therefore, additional common stock issuances, directly or through convertible or exchangeable securities, warrants or options, will dilute the holdings of our existing common stockholders and such issuances or the perception of such issuances may reduce the market price of our common stock. Our charter authorizes our board of directors (the "Board"), without stockholder approval, to amend the charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that the Company has authority to issue. Stockholders are not entitled to vote on whether or not we issue additional shares. Because our decision to issue debt or equity securities or incur other or additional borrowings in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature, impact or success of our future capital raising efforts. Thus, common stockholders bear the risk that our future issuances of debt or equity securities or our incurrence of other or additional borrowings will negatively affect the market price of our common stock and adversely impact our financial condition, liquidity and results of operations.
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
•fluctuations in the stock price and operating results of the Company's competitors;
•the passage of legislation or other regulatory developments that may adversely affect the Company or the REIT industry, including but not limited to Section 1031 of the Code;
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
•changes in our dividend payments; and
•general market and economic conditions, including factors unrelated to the Company's operating performance.
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
For the year ended December 31, 2024, distributions were paid from cash flow from operations and proceeds from the sales of properties.

Risk Factors Related to Our Organization and Corporate Structure
Our charter permits our Board to issue preferred stock on terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.
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
Risk Factors Related to Corporate Matters
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
We maintain insurance coverage with third-party carriers who provide a portion of the coverage of potential losses, including wind, flood, named windstorm, earthquake, fire, and other property-related perils. We currently self-insure a portion of our commercial insurance deductible risk through our captive insurance company. To the extent that our captive insurance company is unable to bear that risk, we may be required to fund additional capital to our captive insurance company or we may be required to bear that loss. Further, there are losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Should an uninsured loss occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future cash flow from the property.
Catastrophic losses, including, but not limited to, hurricanes, wildfires, windstorms, earthquakes, floods, and foreign terrorist activities may not be insurable or may not be economically insurable. Even when insurable, these policies may have high deductibles and/or high premiums. Lenders may require such insurance. Our failure to obtain such insurance could constitute a default under loan agreements, and/or our lenders may force us to obtain such insurance at unfavorable rates, which could materially and adversely affect our profitability.
In the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in an asset, as well as the anticipated future cash flows from the asset. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the asset. Inflation, changes in building codes and ordinances, environmental considerations and other factors might require us to come out of pocket to replace or renovate an asset after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property, which could materially and adversely affect our profitability.
In addition, insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims.

We could incur material costs related to government regulation and litigation with respect to environmental matters, which could materially and adversely affect our revenues and profitability.
Under various federal, state, and local laws, an owner or manager of real property may be liable for the costs to assess and remediate the presence of hazardous substances on the property, which in our case generally arise from former dry cleaners, gas stations, asbestos usage, storage tanks, air emissions from emergency generators, storm water and wastewater discharges, lead-based paint, mold and mildew, waste management, and historic land use practices. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous substances. The presence of, or the failure to properly address the presence of, hazardous substances may adversely affect our ability to sell or lease the property or borrow using the property as collateral. We can provide no assurance that we are aware of all potential environmental liabilities or their ultimate cost to address; that our properties will not be affected by tenants or nearby properties or other unrelated third parties; and that future uses or conditions, or changes in environmental laws and regulations, or their interpretation, will not result in additional material environmental liabilities to us.
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
There is continued scrutiny on companies’ management of climate change, human capital, and other environmental, social and governance factors. Although the Company makes ESG disclosures and undertakes ESG initiatives, such initiatives are costly and there is no assurance they will have the desired effects. For example, we may not be able to ultimately achieve certain of our goals or initiatives due to cost, technology, or other factors which may or may not be within our control. Additionally, many of these matters rely on methodologies and data that continue to evolve, and we cannot guarantee that any changes to our approach will align with any stakeholder expectations or preferences. Stakeholders expectations are not uniform, and both advocates for and opponents of ESG initiatives are increasingly resorting to a range of activism forms to achieve their goals. Some policymakers have also adopted, or are considering adopting requirements related to ESG matters, but such requirements are not uniform, which may increase costs or complexity for compliance, as well as related risk.
We may face reputational damage, litigation, or other risks in the event our corporate responsibility procedures or standards do not successfully navigate the expectations of various constituencies. In addition, our competitors may receive more favorable ratings or otherwise more successfully navigate competing stakeholder preferences. The occurrence of any of the foregoing could have an adverse impact on our business, financial condition and results of operations, including increased capital expenditures and operating expenses. Moreover, various of our customers and other stakeholders are subject to similar expectations, which may augment or create additional risks for us.
If we or our third-party providers fail to protect confidential information and/or experience cyber-attacks, security problems, or other disruptions, there may be damage to our brand and reputation, financial penalties, and legal liability, which could materially adversely affect our business, results of operations, and financial condition.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, "IT systems"). More specifically, a cyber incident is an intentional attack or an unintentional event that can include an intruder gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information and threats from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vendors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of bugs, misconfigurations or exploited vulnerabilities in software or hardware. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced.
We and certain of our third-party providers collect, maintain and process data about customers, employees, business partners and others, including personally identifiable information, as well as proprietary information belonging to our business such as trade secrets (collectively, "Confidential Information"). There can be no assurance that our security efforts and measures will be effective or that attempted security breaches would not be successful or damaging. While we maintain some of these IT Systems, we also depend on third parties to provide important IT Systems relating to several key business functions. Furthermore, the security measures employed by third-party service providers may prove to be ineffective at preventing breaches of their systems. Moreover, cyber incidents perpetrated against our tenants, including unauthorized access to customers' credit card data and other confidential information, could diminish consumer confidence and consumer spending and negatively impact our business and reputation. Additionally, any integration of artificial intelligence ("AI"), machine learning and automated decision-making technologies (collectively, "AI Technologies") in our or any service providers' operations, products or services is expected to pose new or unknown cybersecurity risks and challenges.
Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools - including, with increased frequency, generative and other AI Technologies - that circumvent security controls, evade detection and remove forensic evidence. As a result, we, or our tenants, may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems, confidential information or business. Any adverse impact to the availability, integrity or confidentiality of our IT Systems can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, operational interruption, damage to our relationships with our tenants or damage to our tenants' relationships with their customers, as applicable, and private data exposure. Our and our tenants' financial results and reputation may be negatively impacted by such an incident.
There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and information. Further, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.
Any actual or perceived failure to comply with new or existing laws, regulations and other requirements relating to the privacy, security and processing of personal information or AI Technologies could adversely affect our business, results of operations, or financial condition.
In connection with running our business, we receive, store, use and otherwise process information that relates to individuals, and we are therefore subject to laws, regulations and other requirements relating to the privacy, security and handling of personal information. It is possible that new laws, regulations and other requirements, or amendments to or changes in interpretations of existing laws, regulations and other requirements, may require us to incur costs, implement new processes, or change our handling of information and business operations. In addition, any failure or perceived failure by us to comply with laws, regulations and other requirements relating to the privacy, security and handling of information could result in legal claims or proceedings (including class actions), regulatory investigations or enforcement actions. Any such proceedings and subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.
In addition, the regulatory framework for AI Technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Existing laws and regulations may be interpreted in ways that would affect our use of AI Technologies, or could be rescinded or amended as new administrations take differing approaches to evolving AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet completely determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive.

Risk Factors Relating to Our Qualification as a REIT
Our failure to qualify as a REIT would have serious adverse consequences to our stockholders.
We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements, for which there is limited judicial and administrative interpretation, however, are highly technical and complex. Therefore, we cannot guarantee that we have qualified or will qualify as a REIT in the future. The determination that we are a REIT requires an analysis of various factual matters that may not be totally within our control. To qualify as a REIT, our assets must be substantially comprised of real estate assets as defined in the Code, and related guidance and our gross income must generally come from rental and other real estate or passive related sources that are itemized in the REIT tax laws. We are also required to distribute to security holders at least 90% of our REIT taxable income excluding net capital gains.
If we fail to qualify as a REIT, we would be subject to U.S. federal income tax at regular corporate rates and would have to pay significant income taxes unless the Internal Revenue Service ("IRS") granted us relief under certain statutory provisions. In addition, we would remain disqualified from taxation as a REIT for four years following the year in which we failed to qualify as a REIT. We would therefore have less money available for investments or for distributions to security holders and would no longer be required to make distributions to security holders. This would likely have a significant negative impact on the value of our securities.
We have a share ownership limit for REIT tax purposes.
In order to continue to qualify as a REIT, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding stock at any time during the last half of a taxable year. To facilitate maintenance of our REIT qualification, our Charter, prohibits ownership by any single stockholder of more than 9.8% percent of the lesser of the number or value of any outstanding class of common. Our Board may not grant an exemption from these restrictions to any proposed stockholder whose ownership in excess of the 9.8% stock ownership limit that would result in our failing to qualify as a REIT. This ownership limit may delay or prevent a transaction or change in control that could affect our stockholders' ability to realize a premium over the then prevailing market price for their shares, it could also restrict our stockholders' ability to acquire or transfer certain amounts of our common stock.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.
We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework ("NIST CSF"). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Our cybersecurity risk management program includes:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•a team responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•cybersecurity awareness training of our employees, incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a risk management process for essential third-party service providers, suppliers, and vendors, as identified by management.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, and/or financial condition. See "Part I, Item 1A. Risk Factors" contained in this Annual Report for a discussion of the risks we face from cybersecurity threats.
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the "Committee") oversight of cybersecurity and other information technology risks. The Committee oversees management's implementation of our cybersecurity risk management program.
The Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.
The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cybersecurity risk management program. Board members receive presentations on cybersecurity topics from our Vice President of Information Technology ("VP IT") or external experts as part of the Board's continuing education on topics that impact public companies.
Our VP IT, who reports to the Chief Financial Officer, is primarily responsible for assessing and managing our material risks from cybersecurity, as well as our overall cybersecurity risk management program, including supervision of our retained external cybersecurity consultants. Our management team has experience with implementing IT organizational policies and procedures, working in multiple platform environments, and overseeing corporate networking and hardware framework.
Our VP IT and management team are informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from our internal team; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.

Item 2. Properties
The following table summarizes our retail portfolio as of December 31, 2024 and 2023.

	Year ended December 31
	2024	2023
No. of properties	68	62
GLA (square feet)	10,972	10,324
Economic occupancy	95.3%	93.3%
Leased occupancy	97.4%	96.2%
ABR PSF	$20.07	$19.48
The following table summarizes the geographical diversity of our retail portfolio by ABR as of December 31, 2024.

Market	No. of Properties	ABR	ABR PSF	ABR as % of Total	GLA	GLA as % of Total
Austin-Round Rock, TX	8	$33,517	$16.97	16.1%	2,091	19.1%
Houston-Sugar Land-Baytown, TX	6	21,376	16.41	10.2%	1,378	12.5%
Atlanta Metro Area, GA	10	20,935	20.89	10.0%	1,069	9.7%
Miami-Fort Lauderdale-Miami Beach, FL	3	20,231	24.04	9.7%	859	7.8%
Dallas-Fort Worth-Arlington, TX	7	18,678	20.56	9.0%	941	8.6%
Raleigh-Cary-Durham, NC	5	13,288	20.39	6.4%	688	6.3%
Orlando-Kissimmee, FL	4	10,337	25.67	5.0%	411	3.7%
Charlotte-Gastonia-Concord, NC	4	9,972	20.67	4.8%	515	4.7%
Tampa-St. Petersburg, FL	3	9,486	15.34	4.6%	744	6.8%
So. California - Los Angeles, CA	2	7,489	20.14	3.6%	392	3.6%
Richmond, VA	2	6,864	17.94	3.3%	385	3.5%
San Antonio, TX	2	6,573	27.02	3.2%	261	2.4%
Washington D.C., MD	2	5,826	36.34	2.8%	181	1.6%
So. California - San Diego, CA	2	5,712	26.31	2.8%	225	2.1%
So. California - Inland Empire, CA	2	5,661	23.36	2.7%	246	2.2%
Charleston-Berkeley-Dorchester, SC	2	5,225	25.80	2.5%	214	2.0%
Cape Coral-Fort Myers, FL	2	3,718	15.55	1.8%	249	2.3%
Phoenix, AZ	2	3,057	25.73	1.5%	123	1.1%
Total	68	$207,945	$20.07	100%	10,972	100%
The following table presents information regarding the top 10 tenants of our retail portfolio by ABR as of December 31, 2024.

Parent Name	Tenant Name/Count	No. of Leases	ABR	% of Total ABR	GLA	% of Total Occ.GLA
Kroger	Kroger 7 / Kroger Gas 1 / Harris Teeter 4 / Ralphs 2	14	$8,891	4.3%	821	7.5%
Publix Super Markets, Inc.	Publix 12 / Publix Liquor 3	15	6,926	3.3%	581	5.3%
TJX Companies	Marshalls 7 / HomeGoods 5 / TJ Maxx 2	14	4,907	2.4%	399	3.6%
Albertson's	Tom Thumb 2 / Market Street 2 / Safeway 1 /Albertsons 1	6	4,359	2.1%	365	3.3%
H.E.B.	H.E.B. 4 / H.E.B. Staff Office 1	5	4,257	2.0%	447	4.1%
Amazon, Inc.	Whole Foods Market 5	5	2,742	1.3%	194	1.8%
Apollo Global Management, Inc.	Michael's 8	8	2,660	1.3%	190	1.7%
Best Buy		4	2,270	1.1%	138	1.3%
Ross Dress For Less	Ross Dress for Less 5 / dd's Discounts 1	6	2,193	1.1%	171	1.6%
BC Partners	PetSmart 6	6	2,117	1.0%	125	1.1%
		83	$41,322	19.9%	3,431	31.3%

The following table presents the lease expirations of our retail portfolio as of December 31, 2024. This table does not include expirations of signed but not yet commenced leases, nor does it assume available but unexercised contractual lease renewal or extension options contained in our leases.

Lease Expiration Year	No. of Expiring Leases	GLA of Expiring Leases	Percent of Total GLA of Expiring Leases	ABR of Expiring Leases	Percent of Total ABR	Expiring ABR PSF (a)
2025	137	697	6.6%	$12,522	5.6%	$17.97
2026	231	1,000	9.5%	24,231	10.9%	24.23
2027	286	1,883	17.9%	38,609	17.3%	20.50
2028	238	1,111	10.7%	26,712	12.0%	24.04
2029	241	1,487	14.2%	32,612	14.6%	21.93
2030	133	937	8.9%	20,027	9.0%	21.37
2031	89	581	5.5%	12,337	5.5%	21.23
2032	89	543	5.2%	12,233	5.5%	22.53
2033	69	435	4.1%	10,789	4.8%	24.80
2034	84	768	7.3%	15,599	7.0%	20.31
Thereafter	46	1,032	9.9%	16,493	7.5%	15.98
Other (b)	11	22	0.2%	598	0.3%	27.18
Totals	1,654	10,496	100%	$222,762	100%	$21.22
(a)Expiring ABR PSF reflects ABR PSF at the time of lease expiration.
(b)Other lease expirations include the GLA, ABR and ABR PSF of month-to-month leases.
Our retail business is neither highly dependent on specific retailers nor subject to lease roll-over concentration. We believe this minimizes our risk of significant revenue variances over time.
Certain of our properties are encumbered by mortgages, totaling $93.4 million as of December 31, 2024. Additional detail about our retail properties can be found on Schedule III – Real Estate and Accumulated Depreciation.
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
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock trades on the NYSE under the ticker symbol "IVT". As of February 6, 2025, there were 20,175 holders of record of shares of our outstanding common stock.
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

Issuer Purchases of Equity Securities
Share Repurchase Program
On February 23, 2022, we established a share repurchase program (the "SRP") of up to $150.0 million of our outstanding shares of common stock. The SRP may be suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or particular amount of shares. As of December 31, 2024, no common stock has been repurchased under the SRP.
Stock-Based Compensation Plans
During the year ended December 31, 2024, certain of the Company's employees surrendered shares of common stock to satisfy tax withholding obligations associated with the vesting of shares of common stock issued under the InvenTrust Properties Corp. 2015 Incentive Award Plan, as amended (the "Incentive Award Plan"), and the purchase of shares of common stock at a discount under the InvenTrust Properties Corp. 2023 Employee Stock Purchase Plan (the "ESPP").
The following table summarizes all share repurchases during the fourth quarter of 2024:

Period	Total No. of Shares Purchased (a)	Average Price Paid per Share	Total No. of Shares Purchased as Part of Publicly Announced Plans or Programs	Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2024	—	$—	—	$150,000
November 1 - November 30, 2024	—	$—	—	$150,000
December 1 - December 31, 2024	46,630	$29.71	—	$150,000
(a)Consists of shares of common stock surrendered to the Company to satisfy tax withholding obligations associated with the vesting of restricted stock unit awards under our Incentive Award Plan.

Distributions
We have paid cash distributions since October 2005. Our quarterly distributions are paid one quarter in arrears. Any future determination to pay distributions will be at the discretion of our Board and will depend on our financial condition, capital requirements, restrictions contained in current or future financing instruments, and such other factors as our Board deems relevant. We currently have capacity and intend to continue to pay a quarterly distribution, subject to Board approval.
During the year ended December 31, 2024, we declared and paid cash distributions of $65.7 million and $62.8 million, respectively. During the year ended December 31, 2023, we declared and paid cash distributions of $58.2 million and $57.5 million, respectively.
For the distribution of $0.2155 declared on December 28, 2023 and paid on January 15, 2024, $0.1125 of the distribution is reported for the tax year 2024 and included in the tax characterization percentages in the table below. The December 2024 distribution declared, with a record date of December 30, 2024 and payment date of January 15, 2025, will be reported in 2025, and is not reflected in the 2024 tax allocation.
The tax characterization of our distributions declared for the years ended December 31, 2024 and 2023 was as follows:

	Year ended December 31
Common Stock:	2024	2023
Ordinary distributions	95.55%	78.50%
Other forms of distributions	4.45%	—%
Capital gain distributions	—%	21.50%
Total distributions per share of common stock	100.00%	100.00%

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
The following graph depicts the total cumulative stockholder return of our common stock from October 12, 2021, the first day of trading of our common stock on the NYSE, through December 31, 2024, relative to the performance of the FTSE National Association of Real Estate Investment Trusts Equity REITs Index (the "FTSE Nareit Equity Index"), the FTSE National Association of Real Estate Investment Trusts Equity Shopping Centers Index (the "FTSE Nareit Shopping Centers Index"), and the Standard and Poor’s 500 Stock Index (S&P 500 Index). The graph assumes an initial investment of $100.00 at the first NYSE trade price of $23.61 on October 12, 2021 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

Ticker / Index	10/12/2021	12/31/2021	12/31/2022	12/31/2023	12/31/2024
IVT	$100.00	$116.32	$104.34	$115.87	$142.47
FTSE Nareit Equity Index	100.00	112.75	85.28	96.99	105.46
FTSE Nareit Shopping Centers Index	100.00	107.87	94.34	105.70	123.71
S&P 500 Index	100.00	109.88	89.98	113.63	142.06

Recent Sales of Unregistered Securities
None.
Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis relates to the operations of the Company for the years ended December 31, 2024 and 2023 and its financial position as of December 31, 2024 and 2023. Discussion of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report can be found in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2023. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this Annual Report. This discussion contains forward-looking statements about our business. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in "Forward-Looking Statements" and "Part I, Item 1A. Risk Factors" contained in this Annual Report and in our other reports that we file from time to time with the SEC.
Executive Summary
Strategy and Outlook
InvenTrust Properties Corp. is a premier Sun Belt, multi-tenant essential retail REIT that owns, leases, redevelops, acquires, and manages grocery-anchored neighborhood and community centers, as well as high-quality power centers that often have a grocery component. We pursue our business strategy by acquiring retail properties in Sun Belt markets, opportunistically disposing of retail properties, and maintaining a flexible capital structure.
InvenTrust focuses on Sun Belt markets with favorable demographics, including above-average growth in population, employment, income and education levels. We believe these conditions create favorable demand characteristics for grocery-anchored and necessity-based retail centers, which will position us to capitalize on potential future rent increases while enjoying sustained occupancy at our centers. Our strategically located field offices are within a two-hour drive of over 95% of our properties which affords us the ability to respond to the needs of our tenants and provides us with in-depth local market knowledge. We believe that our Sun Belt portfolio of high quality grocery-anchored assets is a distinct differentiator for us in the marketplace.
Evaluation of Operating Performance and Financial Condition
In addition to measures of operating performance determined in accordance with U.S. generally accepted accounting principles ("GAAP"), management evaluates our operating performance and financial condition by focusing on the following financial and non-financial indicators, discussed in further detail herein:
•Net Operating Income ("NOI") and Same Property NOI, supplemental non-GAAP measures;
•Nareit Funds From Operations ("Nareit FFO") Applicable to Common Shares and Dilutive Securities, a supplemental non-GAAP measure;
•Core Funds From Operations ("FFO") Applicable to Common Shares and Dilutive Securities, a supplemental non-GAAP measure;
•Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA"), a supplemental non-GAAP measure;
•Adjusted EBITDA, a supplemental non-GAAP measure;
•Economic and leased occupancy and rental rates;
•Leasing activity and lease rollover;
•Operating expense levels and trends;
•General and administrative expense levels and trends;
•Debt maturities and leverage ratios; and
•Liquidity levels.

Recent Developments
Acquisitions and Mortgage Assumption
During the year ended December 31, 2024, we acquired the following properties:

Date	Property	Anchor	Market	Square Feet	Gross Acquisition Price	Assumption of Mortgage Debt
2/1/24	The Plant (a)	Sprouts Farmers Market	Phoenix, AZ	57	$29,500	$13,000
4/9/24	Moores Mill	Publix	Atlanta Metro Area, GA	70	28,000	—
6/13/24	Maguire Groves (b)	Publix	Orlando-Kissimmee, FL	33	16,100	—
8/6/24	Scottsdale North Marketplace	AJ's Fine Foods	Phoenix, AZ	66	23,000	—
10/9/24	Stonehenge Village	Wegmans	Richmond, VA	214	62,100	—
11/26/24	The Forum	Target	Cape Coral-Fort Myers, FL	186	41,370	—
12/18/24	Market at Mill Creek	Lowes Foods	Charleston-Berkeley-Dorchester, SC	80	27,300	—
12/18/24	Nexton Square	N/A	Charleston-Berkeley-Dorchester, SC	134	54,700	—
Total				840	$282,070	$13,000
(a)The Company recognized a fair value adjustment of $0.4 million related to the mortgage payable secured by the property.
(b)Maguire Groves is immediately adjacent to Plantation Grove, a Publix anchored neighborhood center wholly-owned by the Company. The Company operates these properties under the Plantation Grove name.
Dispositions
During the year ended December 31, 2024, we disposed of the following properties:

Date	Property	Market	Square Feet	Gross Disposition Price	Gain (Loss) on Sale, net
7/22/2024	Eldridge Town Center & Windermere Village (a)	Houston - Sugar Land - Baytown, TX	N/A	$602	$334
10/31/2024	Stevenson Ranch	So. California - Los Angeles, CA	187	57,800	(614)
12/13/2024	Eldridge Town Center & Windermere Village (b)	Houston - Sugar Land - Baytown, TX	31	10,150	4,137
Total			218	$68,552	$3,857
(a)This disposition was related to the completion of a partial condemnation at one retail property.
(b)This disposition included the sale of an outparcel at Eldridge Town Center and the entirety of Windermere Village. Subsequent to the transaction, the Company continues to operate the remaining property under the Eldridge Town Center name.
Debt
On June 5, 2024, we extinguished the $7.3 million and $8.4 million pooled mortgages payable secured by Plantation Grove and Suncrest Village, respectively.
On September 27, 2024, we extinguished the remaining $72.5 million pooled mortgage payable secured by Cyfair Town Center, Bay Colony, and Stables Town Center.
On October 23, 2024, we entered into a third amendment to the Amended Revolving Credit Agreement, which provides for, among other things, an increase in the revolving commitments thereunder from $350.0 million to $500.0 million and an extension of the maturity date to January 15, 2029, with one six-month extension option.
Common Stock Offering
On September 25, 2024, we completed an underwritten public offering of our common stock at a price to the public of $28.00 per share. We issued and sold 9,200,000 shares of our common stock, including 1,200,000 shares issued in connection with the full exercise of the underwriters' over-allotment option. We received $247.3 million of net proceeds, after deducting $10.3 million in underwriting discounts and commissions.
ATM Program
During the quarter ended December 31, 2024, we raised $7.8 million of net proceeds, after $0.1 million in commissions, under our at-the-market equity offering program (the "ATM Program"), through the issuance of 254,082 shares of common stock at a weighted average price of $30.96 per share. As of December 31, 2024, $236.7 million of common stock remains available for issuance under the ATM Program.

Our Retail Portfolio
The following table summarizes our retail portfolio as of December 31, 2024 and 2023.

	Year ended December 31
	2024	2023
No. of properties	68	62
GLA (square feet)	10,972	10,324
Economic occupancy	95.3%	93.3%
Leased occupancy	97.4%	96.2%
ABR PSF	$20.07	$19.48
Same Property Summary
Properties classified as same property were owned for the entirety of both periods presented ("Same Properties"). The following table summarizes the Same Properties of our retail portfolio for the years ended December 31, 2024 and 2023.

	Year ended December 31
	2024	2023
No. of properties	56	56
GLA (square feet)	8,916	8,890
Economic occupancy	95.3%	93.8%
Leased occupancy	97.6%	96.4%
ABR PSF	$20.34	$19.82
Leasing Activity
The following tables summarize the activity for leases executed during the year ended December 31, 2024, compared with expiring or expired leases for the same or previous tenant for renewals, and the same unit for new leases. Of the retail portfolio's expiring GLA of 1.22 million square feet during the year ended December 31, 2024, 1.15 million square feet was re-leased, achieving a retention rate of approximately 94%.

	No. of Leases Executed	GLA SF (in thousands)	New Contractual Rent ($PSF)(b)	Prior Contractual Rent ($PSF)(b)	% Change over Prior Lease Rent (b)	Weighted Average Lease Term (Years)	Tenant Improvement Allowance ($PSF)	Lease Commissions ($PSF)
All tenants
Comparable Renewal Leases (a)	145	985	$21.31	$19.27	10.6%	5.4	$0.04	$—
Comparable New Leases (a)	26	102	$28.95	$24.83	16.6%	10.3	$30.49	$13.03
Non-Comparable Renewal and New Leases	39	236	$20.07	N/A	N/A	7.9	$16.59	$9.10
Total	210	1,323	$22.03	$19.79	11.3%	6.2	$5.34	$2.63

Anchor tenants (leases ten thousand square feet and over)
Comparable Renewal Leases (a)	24	702	$14.48	$13.16	10.0%	5.4	$—	$—
Comparable New Leases (a)	2	42	$14.67	$12.54	17.0%	10.9	$30.00	$8.66
Non-Comparable Renewal and New Leases	5	141	$10.92	N/A	N/A	7.6	$10.89	$5.86
Total	31	885	$14.49	$13.13	10.4%	6.0	$3.17	$1.35

Small shop tenants (leases under ten thousand square feet)
Comparable Renewal Leases (a)	121	283	$38.23	$34.39	11.2%	5.4	$0.14	$—
Comparable New Leases (a)	24	60	$39.05	$33.56	16.4%	9.9	$30.83	$16.12
Non-Comparable Renewal and New Leases	34	95	$33.73	N/A	N/A	8.5	$25.10	$13.95
Total	179	438	$38.37	$34.25	12.0%	6.7	$9.72	$5.21
(a)Comparable leases are leases that meet all of the following criteria: terms greater than or equal to one year, unit was vacant less than one year prior to executed lease, square footage of unit remains unchanged or within 10% of prior unit square footage, and has a rent structure consistent with the previous tenant.
(b)Non-comparable leases are not included in totals.

Results of Operations
Comparison of results for the years ended December 31, 2024 and 2023
We generate substantially all of our earnings from property operations. Since January 1, 2023, we have acquired twelve retail properties and disposed of two retail properties.
The following table presents the changes in our income for the years ended December 31, 2024 and 2023.

	Year ended December 31
	2024	2023	Increase (Decrease)
Income
Lease income, net	$272,440	$257,146	$15,294
Other property income	1,534	1,450	84
Other fee income	—	80	(80)
Total income	$273,974	$258,676	$15,298
Lease income, net, for the year ended December 31, 2024 increased $15.3 million when compared to the same period in 2023, as a result of increases from properties acquired of $10.6 million, decreases from properties disposed of $2.1 million, and the following activity related to our Same Properties:
•$4.1 million of increased minimum base rent attributable to increased occupancy and ABR PSF,
•$2.3 million of increased common area maintenance and real estate tax recoveries,
•$0.8 million of net changes in credit losses and related reversals,
•$0.2 million of net increases in all other income, and
•$0.4 million increase in lease termination income, partially offset by:
•$1.0 million of net decreased amortization of market lease intangibles.
The following table presents the changes in our operating expenses for the years ended December 31, 2024 and 2023.

	Year ended December 31
	2024	2023	Increase
Operating expenses
Depreciation and amortization	$113,948	$113,430	$518
Property operating	43,413	42,832	581
Real estate taxes	36,441	34,809	1,632
General and administrative	33,172	31,797	1,375
Total operating expenses	$226,974	$222,868	$4,106
Depreciation and amortization increased $0.5 million as a result of:
•$5.8 million of increases from properties acquired, partially offset by:
•$0.5 million of decreases from properties disposed, and
•$4.8 million of decreased amortization from our Same Properties, primarily driven by in-place lease intangibles.
Property operating expenses increased $0.6 million as a result of:
•$1.2 million of increases from properties acquired, partially offset by:
•$0.3 million of net decreased costs from our Same Properties primarily driven by decreased repairs and maintenance costs and increased insurance costs, and
•$0.3 million of decreases from properties disposed.
Real estate taxes increased $1.6 million as a result of:
•$0.9 million of increases from properties acquired, and
•$1.0 million of increases from our Same Properties, and partially offset by:
•$0.3 million of decreases from properties disposed.

General and administrative expenses increased $1.4 million as a result of $0.8 million of increased stock-based compensation expense and $0.6 million of increased other compensation costs.
The following table presents the changes in our other income and expenses for the years ended December 31, 2024 and 2023.

	Year ended December 31
	2024	2023	Change, net
Other income (expense)
Interest expense, net	$(37,100)	$(38,138)	$1,038
Loss on extinguishment of debt	—	(15)	15
Impairment of real estate assets	(3,854)	—	(3,854)
Gain on sale of investment properties, net	3,857	2,691	1,166
Equity in losses of unconsolidated entities	—	(557)	557
Other income and expense, net	3,755	5,480	(1,725)
Total other (expense) income, net	$(33,342)	$(30,539)	$(2,803)
Interest expense, net
Interest expense, net, decreased $1.0 million primarily as a result of:
•decreased amortization of $1.7 million, partially offset by:
•increased interest expense of $0.7 million related to the $92.5 million pooled mortgage payable assumed from our previously owned unconsolidated joint venture, IAGM Retail Fund I, LLC ("IAGM") on October 17, 2023. On December 22, 2023, the Company partially paid down this mortgage debt by $20.0 million. On September 27, 2024, the Company extinguished the remaining $72.5 million pooled mortgage payable.
Impairment of real estate assets
During the year ended December 31, 2024, the Company recorded an impairment of real estate assets of $3.9 million on one retail property after receiving and accepting a letter of intent to purchase the property for less than its carrying value.
Gain on sale of investment properties, net
During the year ended December 31, 2024, the Company recognized a gain of $4.5 million on the completion of a partial condemnation and partial sale of one retail property and a loss of $0.6 million on the sale of one retail property. During the year ended December 31, 2023, the Company recognized a gain of $1.0 million on the completion of a partial condemnation at one retail property and a gain of $1.7 million on the sale of one retail property.
Equity in losses of unconsolidated entities
Equity in losses of unconsolidated entities decreased $0.6 million primarily as a result of the Company acquiring four retail properties from IAGM since January 1, 2023. On December 15, 2023, IAGM was fully liquidated. See "Note 6. Investment in Unconsolidated Entities" in the Notes to the Consolidated Financial Statements for additional information about the Company’s former joint venture.
Other income and expense, net
Other income and expense, net, decreased $1.7 million primarily as a result of decreased non-recurring income from non-operating activities.

Net Operating Income
We evaluate the performance of our retail properties based on NOI, which excludes general and administrative expenses, depreciation and amortization, other income and expense, net, impairment of real estate assets, gains (losses) from sales of properties, gains (losses) on extinguishment of debt, interest expense, net, equity in earnings (losses) from unconsolidated entities, lease termination income and expense, and GAAP rent adjustments such as amortization of market lease intangibles, amortization of lease incentives, and straight-line rent adjustments ("GAAP Rent Adjustments"). We bifurcate NOI into Same Property NOI and NOI from other investment properties based on whether the retail properties meet our Same Property criteria. NOI from other investment properties includes adjustments for the Company's captive insurance company. A total of 56 retail properties met our Same Property criteria for the years ended December 31, 2024 and 2023.
We believe the supplemental non-GAAP measure of NOI, and the bifurcation into same property NOI and NOI from other investment properties, are important measures in assessing operating performance and provide added comparability across periods when evaluating the Company's financial condition and operating performance that is not readily apparent from Net income in accordance with GAAP.

Reconciliation of Net Income to Non-GAAP Measures
The following table presents the reconciliation of net income, the most directly comparable GAAP measure, to NOI and Same Property NOI:

	Year ended December 31
	2024	2023	Change, net
Net income	$13,658	$5,269	$8,389
Adjustments to reconcile to non-GAAP metrics:
Other income and expense, net	(3,755)	(5,480)	1,725
Equity in losses of unconsolidated entities	—	557	(557)
Interest expense, net	37,100	38,138	(1,038)
Loss on extinguishment of debt	—	15	(15)
Gain on sale of investment properties, net	(3,857)	(2,691)	(1,166)
Impairment of real estate assets	3,854	—	3,854
Depreciation and amortization	113,948	113,430	518
General and administrative	33,172	31,797	1,375
Other fee income	—	(80)	80
Adjustments to NOI (a)	(7,548)	(7,528)	(20)
NOI	186,572	173,427	13,145
NOI from other investment properties	(24,017)	(18,579)	(5,438)
Same Property NOI	$162,555	$154,848	$7,707
(a)Adjustments to NOI include lease termination income and expense and GAAP Rent Adjustments.

Comparison of the components of Same Property NOI for the years ended December 31, 2024 and 2023

	Year ended December 31
	2024	2023	Change	Variance
Minimum base rent	$152,502	$148,304	$4,198	2.8%
Real estate tax recoveries	29,463	28,184	1,279	4.5%
Common area maintenance, insurance, and other recoveries	28,788	27,799	989	3.6%
Ground rent income	14,674	14,760	(86)	(0.6)%
Short-term and other lease income	4,496	4,323	173	4.0%
Provision for uncollectible billed rent and recoveries	(266)	(1,046)	780	(74.6)%
Other property income	1,305	1,241	64	5.2%
	230,962	223,565	7,397	3.3%

Property operating	36,426	37,736	(1,310)	(3.5)%
Real estate taxes	31,981	30,981	1,000	3.2%
	68,407	68,717	(310)	(0.5)%

Same Property NOI	$162,555	$154,848	$7,707	5.0%
Same Property NOI increased by $7.7 million, or 5.0%, when comparing the year ended December 31, 2024 to the same period in 2023, and was primarily a result of increased occupancy, ABR PSF, favorable lease spreads, and leases with advantageous fixed recovery terms.
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
Core Funds From Operations ("Core FFO") is an additional supplemental non-GAAP financial measure of our operating performance. In particular, Core FFO provides an additional measure to compare the operating performance of different REITs without having to account for certain remaining amortization assumptions within Nareit FFO and other unique revenue and expense items which some may consider not pertinent to measuring a particular company's on-going operating performance. In that regard, we have historically used Core FFO as an input to our compensation plan to determine cash bonuses and measure the achievement of certain performance-based equity awards.
Our adjustments to Nareit FFO to arrive at Core FFO include removing the impact of (i) amortization of debt discounts and financing costs, (ii) amortization of market-lease intangibles and inducements, net, (iii) depreciation and amortization of corporate assets, (iv) straight-line rent adjustments, (v) gains (or losses) resulting from debt extinguishments (vi) other non-operating revenue and expense items which, in our judgment, are not pertinent to measuring on-going operating performance, and (vii) adjustments for IAGM to reflect our share of the ventures' Core FFO on the same basis. Our calculation of Core FFO Applicable to Common Shares and Dilutive Securities does not consider any capital expenditures.

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
The following table presents the reconciliation of net income, the most directly comparable GAAP measure, to Nareit FFO Applicable to Common Shares and Dilutive Securities and Core FFO Applicable to Common Shares and Dilutive Securities:

	Year ended December 31
	2024	2023
Net income	$13,658	$5,269
Depreciation and amortization of real estate assets	113,055	112,578
Impairment of real estate assets	3,854	—
Gain on sale of investment properties, net	(3,857)	(2,691)
Unconsolidated joint venture adjustments (a)	—	342
Nareit FFO Applicable to Common Shares and Dilutive Securities	126,710	115,498
Amortization of market lease intangibles and inducements, net	(2,804)	(3,343)
Straight-line rent adjustments, net	(3,400)	(3,349)
Amortization of debt discounts and financing costs	2,403	4,113
Depreciation and amortization of corporate assets	893	852
Non-operating income and expense, net (b)	(1,033)	(1,821)
Unconsolidated joint venture adjusting items, net (c)	—	(92)
Core FFO Applicable to Common Shares and Dilutive Securities	$122,769	$111,858

Weighted average common shares outstanding - basic	70,394,448	67,531,898
Dilutive effect of unvested restricted shares (d)	616,120	281,282
Weighted average common shares outstanding - diluted	71,010,568	67,813,180

Net income per diluted share	$0.19	$0.08
Per share adjustments for Nareit FFO	1.59	1.62
Nareit FFO per diluted share	$1.78	$1.70
Per share adjustments for Core FFO	(0.05)	(0.05)
Core FFO per diluted share	$1.73	$1.65
(a)Reflects the Company’s share of adjustments for IAGM's Nareit FFO on the same basis as InvenTrust.
(b)Reflects items which are not pertinent to measuring on-going operating performance, such as miscellaneous and settlement income, and basis difference recognition arising from acquiring the four remaining properties of IAGM in 2023.
(c)Reflects the Company’s share of adjustments for IAGM's Core FFO on the same basis as InvenTrust.
(d)For purposes of calculating non-GAAP per share metrics, the Company applies the same denominator used in calculating diluted earnings per share in accordance with GAAP.

Earnings Before Interest, Taxes, Depreciation, and Amortization
Our measure of EBITDA is net income (or loss) in accordance with GAAP, excluding interest expense, net, income tax expense (or benefit), and depreciation and amortization. Adjustments for IAGM are calculated to reflect our proportionate share of the joint venture's EBITDA on the same basis.
Adjusted EBITDA is an additional supplemental non-GAAP financial measure of our operating performance. In particular, Adjusted EBITDA provides an additional measure to compare the operating performance of different REITs without having to account for certain remaining amortization assumptions within EBITDA, certain gains or losses remaining within EBITDA, and other unique revenue and expense items which some may consider not pertinent to measuring a particular company's on-going operating performance.
Our adjustments to EBITDA to arrive at Adjusted EBITDA include removing the impact of (i) gains (or losses) resulting from dispositions of properties, (ii) impairment charges on depreciable real property, (iii) amortization of market-lease intangibles and inducements, (vi) straight-line rent adjustments, (v) gains (or losses) resulting from debt extinguishments, (vi) other non-operating revenue and expense items which, in our judgment, are not pertinent to measuring on-going operating performance, (vii) adjustments for IAGM to reflect our share of the ventures' Adjusted EBITDA on the same basis.
The following table presents the reconciliation of net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA:

	Year ended December 31
	2024	2023
Net income	$13,658	$5,269
Interest expense, net	37,100	38,138
Income tax expense	543	517
Depreciation and amortization	113,948	113,430
Unconsolidated joint venture adjustments (a)	—	417
EBITDA	165,249	157,771
Impairment of real estate assets	3,854	—
Gain on sale of investment properties, net	(3,857)	(2,691)
Amortization of market-lease intangibles and inducements, net	(2,804)	(3,343)
Straight-line rent adjustments, net	(3,400)	(3,349)
Non-operating income and expense, net (b)	(1,033)	(1,821)
Unconsolidated joint venture adjusting items, net (c)	—	(108)
Adjusted EBITDA	$158,009	$146,459
(a)Reflects the Company's share of adjustments for IAGM's EBITDA on the same basis as InvenTrust.
(b)Reflects items which are not pertinent to measuring on-going operating performance, such as miscellaneous and settlement income, and basis difference recognition arising from acquiring the four remaining properties of IAGM in 2023.
(c)Reflects the Company’s share of adjustments for IAGM's Adjusted EBITDA on the same basis as InvenTrust.

Liquidity and Capital Resources
Capital Investments and Leasing Costs
Operating retail properties generally require capital investments, including value-enhancing development and redevelopment projects and leasing commissions.
The following table summarizes the capital resources used for capital investments and leasing costs on a cash basis:

	Year ended December 31
	2024	2023
Tenant improvements	$9,096	$7,945
Leasing costs	3,762	3,888
Property improvements	11,486	17,424
Capitalized indirect costs (a)	1,435	1,929
Total capital expenditures and leasing costs	25,779	31,186
Development and redevelopment direct costs	9,253	3,788
Development and redevelopment indirect costs (a)	1,084	770
Capital investments and leasing costs (b)	$36,116	$35,744
(a)Indirect costs include capitalized interest, real estate taxes, insurance, and payroll costs.
(b)As of December 31, 2024 and 2023, total accrued capital investments and leasing costs were $3,620 and $2,562, respectively.

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
•Proceeds from any ATM Program activities or other equity offerings; and
•Proceeds from our Series A and Series B Notes offering or other debt offerings.

•To invest in properties or fund acquisitions;
•To fund development, re-development, maintenance and capital expenditures or leasing incentives;
•To make distributions to our stockholders;
•To service or pay down our debt;
•To pay our operating expenses;
•To repurchase shares of our common stock; and
•To fund other general corporate uses.

On September 25, 2024, we completed an underwritten public offering of our common stock at a price to the public of $28.00 per share. We issued and sold 9,200,000 shares of our common stock, including 1,200,000 shares issued in connection with the full exercise of the underwriters' over-allotment option. We received $247.3 million of net proceeds, after deducting $10.3 million in underwriting discounts and commissions.
In the first quarter of 2022, we entered into an ATM Program pursuant to which we may sell shares of our common stock up to an aggregate purchase price of $250.0 million. During the quarter ended December 31, 2024, we raised $7.8 million of net proceeds, after $0.1 million in commissions, under the ATM Program, through the issuance of 254,082 shares of common stock at a weighted average price of $30.96 per share. As of December 31, 2024, $236.7 million of common stock remains available for issuance under the ATM Program.
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
Off Balance Sheet Arrangements
None.
Summary of Cash Flows

	Year ended December 31		Change
	2024	2023
Cash provided by operating activities	$136,876	$129,621	$7,255
Cash used in investing activities	(240,535)	(79,718)	(160,817)
Cash provided by (used in) financing activities	95,117	(87,902)	183,019
Decrease in cash, cash equivalents and restricted cash	(8,542)	(37,999)	29,457
Cash, cash equivalents and restricted cash at beginning of year	99,763	137,762	(37,999)
Cash, cash equivalents and restricted cash at end of year	$91,221	$99,763	$(8,542)
Cash provided by operating activities of $136.9 million and $129.6 million for the years ended December 31, 2024 and 2023, respectively, was generated primarily from income from property operations. Cash provided by operating activities increased $7.3 million when comparing 2024 to 2023, primarily as a result of acquisition activity in excess of disposition activity and general fluctuations in working capital. Since January 1, 2023, we have acquired twelve retail properties and disposed of two retail properties.
Cash used in investing activities of $240.5 million for the year ended December 31, 2024, was primarily the result of:
•$268.1 million for acquisitions of investment properties,
•$36.1 million for capital investments and leasing costs, and
•$1.4 million from other investing activities, which was partially offset by:
•$65.1 million from the sale of investment properties.
Cash used in investing activities of $79.7 million for the year ended December 31, 2023, was primarily the result of:
•$152.0 million for acquisitions of investment properties, and
•$35.8 million for capital investments and leasing costs, which were partially offset by:
•$95.1 million from distributions from unconsolidated entities,
•$12.6 million from the sale of investment properties, and
•$0.4 million from other investing activities.

Cash provided by financing activities of $95.1 million for the year ended December 31, 2024, was primarily the result of:
•$257.6 million in proceeds from the public offering of our common stock,
•$8.4 million from proceeds from the sale of common stock under the ATM and ESPP, which were partially offset by:
•$93.4 million for pay-off of debt and other financing activities,
•$62.8 million to pay distributions,
•$12.1 million for costs incurred in relation to sales of our common stock, and
•$2.6 million for the payment of tax withholdings for share-based compensation.
Cash used in financing activities of $87.9 million for the year ended December 31, 2023, was primarily the result of:
•$57.5 million to pay distributions,
•$33.8 million for pay-off of debt, debt prepayment penalties, principal payments of mortgage debt, payment of loan fees, and other financing activities, and
•$1.6 million for the payment of tax withholdings for share-based compensation, which was partially offset by:
•$5.0 million from net proceeds from the sale of common stock under the ESPP and ATM.
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
Acquisitions and Dispositions of Real Estate Investments
In 2024, we acquired seven retail properties for an aggregate gross acquisition price of $282.1 million. In 2023, we acquired five retail properties for an aggregate gross acquisition price of $244.0 million.
In 2024, we disposed of one retail property and an outparcel adjacent to an existing retail property and completed a partial condemnation at one retail property for an aggregate gross disposition price of $68.6 million. In 2023, we disposed of one retail property for an aggregate gross disposition price of $13.1 million.

Distributions
During the year ended December 31, 2024, we declared cash distributions to our stockholders totaling $65.7 million and paid cash distributions of $62.8 million.
As we execute on our retail strategy, the Board evaluated and expects to continue evaluating our distribution rate on a periodic basis. See "Part I. Item 1. Business - Business Strategy" for more information regarding our retail strategy. The following table presents a historical summary of distributions declared, paid and reinvested.

	Year ended December 31
	2024	2023	2022	2021	2020
Distributions declared	$65,697	$58,248	$55,337	$55,721	$54,604
Distributions paid	$62,779	$57,491	$55,302	$55,561	$54,214
Distributions reinvested	$—	$—	$—	$—	$185
Borrowings
Mortgages Payable, Maturities
The following table summarizes the scheduled maturities of our mortgages payable as of December 31, 2024.

Scheduled maturities by year:	Principal Balance
2025	$35,880
2026	—
2027	26,000
2028	—
2029	31,500
Thereafter	—
Total mortgages payable	$93,380

Credit Agreements, Maturities
The following table summarizes the outstanding borrowings under our unsecured term loans as of December 31, 2024.

	Maturity Date	Interest Rate	Principal Balance
$200.0 million 5 year	9/22/26	2.81% (a)	$100,000
$200.0 million 5 year	9/22/26	2.81% (a)	100,000
$200.0 million 5.5 year	3/22/27	2.78% (a)	50,000
$200.0 million 5.5 year	3/22/27	2.84% (a)	50,000
$200.0 million 5.5 year	3/22/27	4.99% (a)	100,000
Total			$400,000
(a)Interest rates reflect the fixed rates achieved through the Company's interest rate swaps.

Senior Notes, Maturities
The following table summarizes the outstanding borrowings under our Senior Notes as of December 31, 2024.

	Maturity Date	Fixed Interest Rate	Principal Balance
$150.0 million Series A	8/11/29	5.07%	$150,000
$100.0 million Series B	8/11/32	5.20%	100,000
			$250,000

Contractual Obligations
We have obligations related to our mortgage loans, senior notes, term loans, and revolving credit facility as described in "Note 8. Debt" in the consolidated financial statements.
The following table presents our obligations to make future payments under debt and lease agreements as of December 31, 2024, exclusive of debt discounts and financing costs which are not future cash obligations.

	Payments due by year ending December 31
	2025	2026	2027	2028	2029	Thereafter	Total
Long term debt:
Fixed rate debt, principal (a)	$35,880	$200,000	$226,000	$—	$181,500	$100,000	$743,380
Interest	30,467	27,891	17,089	14,853	11,081	13,578	114,959
Total long term debt	66,347	227,891	243,089	14,853	192,581	113,578	858,339
Operating leases (b)	511	517	529	522	493	293	2,865
Grand total	$66,858	$228,408	$243,618	$15,375	$193,074	$113,871	$861,204
(a)Includes variable rate debt swapped to fixed rates through the Company's interest rate swaps.
(b)Includes leases on corporate office spaces.
Critical Accounting Estimates
General
The accompanying consolidated financial statements have been prepared in accordance with GAAP, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, judgments, and assumptions are required in a number of areas, including, but not limited to, evaluating the collectibility of accounts receivable, allocating the purchase price of acquired retail properties, and evaluating the impairment of long-lived assets. We base these estimates, judgments and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company is subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt. The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows. As of December 31, 2024, the Company's debt included outstanding variable-rate debt of $400.0 million, all of which has been swapped to a fixed rate.
We maintain risk management control systems to monitor interest rate cash flow risk attributable to both outstanding or forecasted debt obligations as well as our potential offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on our future cash flows. We continue to assess retaining cash flows that may assist us in maintaining a flexible low leverage balance sheet and managing the impact of debt maturities.
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
The following table summarizes the Company's interest rate swaps as of December 31, 2024 and 2023:

Interest Rate Swaps	Effective Date	Termination Date	InvenTrust Receives	InvenTrust Pays Fixed Rate of	Fixed Rate Achieved	Notional Amount	Fair Value as of Dec. 31
							2024	2023
5.5 Year Term Loan	12/2/19	6/21/24	1-Month SOFR	N/A	N/A	$—	$—	$855
5.5 Year Term Loan	12/2/19	6/21/24	1-Month SOFR	N/A	N/A	—	—	857
5.5 Year Term Loan	4/3/23	3/22/27	1-Month SOFR	3.69%	4.99%	100,000	656	(122)
5 Year Term Loan	12/21/23	9/22/26	1-Month SOFR	1.51%	2.81%	100,000	4,212	5,820
5 Year Term Loan	12/21/23	9/22/26	1-Month SOFR	1.51%	2.81%	100,000	4,226	5,845
5.5 Year Term Loan	6/21/24	3/22/27	1-Month SOFR	1.54%	2.84%	50,000	2,698	2,451
5.5 Year Term Loan	6/21/24	3/22/27	1-Month SOFR	1.48%	2.78%	50,000	2,634	2,368
						$400,000	$14,426	$18,074
Gains or losses resulting from marking-to-market derivatives each reporting period are recognized as an increase or decrease in comprehensive income (loss) on the consolidated statements of operations and comprehensive income (loss).
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

Item 8. Consolidated Financial Statements and Supplementary Data
See the Index to Consolidated Financial Statements and Financial Statement Schedule commencing on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Principal Executive Officer and our Principal Financial Officer evaluated as of December 31, 2024, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2024, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer as appropriate to allow timely decisions regarding required disclosures.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated as of December 31, 2024, the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Independent Registered Public Accounting Firm’s Report on Internal Control Over Financial Reporting
KPMG LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements included in this Annual Report and, as part of its audit, has issued its report, included herein on page F-4, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The following information with respect to our board of directors and executive officers is presented as of February 13, 2025:

Name	Age	Position at IVT	Principal Employment
Daniel J. Busch	43	President, Chief Executive Officer & Director	Same
Christy L. David	46	Executive Vice President, Chief Operating Officer, General Counsel and Secretary	Same
Michael D. Phillips	43	Executive Vice President, Chief Financial Officer and Treasurer	Same
Stuart Aitken	53	Director	President and Chief Executive Officer of Circana, a market research and technology company
Amanda Black	49	Director	Former Global Chief Investment Officer and Managing Director of JLP Asset Management, a real estate investment firm
Thomas F. Glavin	65	Director	Owner of Thomas F. Glavin & Associates, Inc., a certified public accounting firm
Scott A. Nelson	68	Director	Principal of SAN Property Advisors, a retail real estate advisory firm
Paula Saban	71	Director	Development Director of Interim Execs, a placement firm for interim CXO's
Smita N. Shah	51	Director	Chief Executive Officer of SPAAN Tech, Inc., an architecture, engineering, and project management firm
Michael A. Stein	75	Director	Retired
Julian Whitehurst	67	Director	Retired
We have adopted an Insider Trading Compliance Policy that governs the purchase, sale, and/or other dispositions of our securities by officers, directors and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing requirements of the NYSE. A copy of our Insider Trading Compliance Policy is filed as Exhibit 19.1 to this Annual Report.
Other information called for by this Item is incorporated by reference to the information set forth in our definitive Proxy Statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 11. Executive Compensation
The information called for by this Item is incorporated by reference to the information set forth in our definitive Proxy Statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item is incorporated by reference to the information set forth in our definitive Proxy Statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders, and is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information regarding our equity compensation plans approved by stockholders as of December 31, 2024.

	I	II
Plan Description	Number of Shares Issuable Upon Vesting (a)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column I)
Incentive Award Plan (b)	1,334,503	2,854,824
ESPP	N/A	3,274,365
Total		6,129,189
(a)Represents restricted share unit ("RSU") awards outstanding under the Incentive Award Plan as of December 31, 2024.
(b)The weighted average grant date price per share of common stock underlying the unvested restricted stock units based on total outstanding restricted stock units as of December 31, 2024 was $17.71.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item is incorporated by reference to the information set forth in our definitive Proxy Statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information called for by this Item is incorporated by reference to the information set forth in our definitive Proxy Statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders, and is incorporated herein by reference.
Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this Annual Report

EXHIBIT NO.	DESCRIPTION
2.1	Master Modification Agreement, dated as of March 12, 2014, by and among Inland American Real Estate Trust, Inc., Inland American Business Manager & Advisor, Inc., Inland American Lodging Corporation, Inland American Holdco Management LLC, Inland American Retail Management LLC, Inland American Office Management LLC, Inland American Industrial Management LLC and Eagle I Financial Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on March 13, 2014)
2.2	Asset Acquisition Agreement, dated as of March 12, 2014, by and among Inland American Real Estate Trust, Inc., Inland American Holdco Management LLC, Inland American Retail Management LLC, Inland American Office Management LLC, Inland American Industrial Management LLC and Eagle I Financial Corp. (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on March 13, 2014)
2.3	Separation and Distribution Agreement by and between Inland American Real Estate Trust, Inc. and Xenia Hotels & Resorts, Inc., dated as of January 20, 2015 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on January 23, 2015)
2.4	Separation and Distribution Agreement by and between InvenTrust Properties Corp. and Highlands REIT, Inc., dated as of April 14, 2016 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on April 14, 2016)
2.5	Stock Purchase Agreement by and among InvenTrust Properties Corp., University House Communities Group, Inc. and UHC Acquisition Sub LLC, dated as of January 3, 2016 (incorporated by reference to Exhibit 2.1 to the Registrant's Form 10-Q, as filed by the Registrant on May 10, 2016)
2.6	Amendment No. 1 to Stock Purchase Agreement, dated as of May 30, 2016, by and among InvenTrust Properties Corp., University House Communities Group, Inc. and UHC Acquisition Sub LLC (incorporated by reference to Exhibit 2.2 to the Registrant's Form 8-K, as filed by the Registrant on June 27, 2016)
2.7	Amendment No. 2 to Stock Purchase Agreement, dated as of June 20, 2016, by and among InvenTrust Properties Corp., University House Communities Group, Inc. and UHC Acquisition Sub LLC (incorporated by reference to Exhibit 2.3 to the Registrant's Form 8-K, as filed by the Registrant on June 27, 2016)
3.1	Seventh Articles of Amendment and Restatement of InvenTrust Properties Corp., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on May 14, 2015)
3.2	Articles of Amendment of InvenTrust Properties Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on August 5, 2021)

EXHIBIT NO.	DESCRIPTION
3.3	Articles of Amendment of InvenTrust Properties Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on August 5, 2021)
3.4	Articles Supplementary of InvenTrust Properties Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on October 12, 2021)
3.5	Articles of Amendment of InvenTrust Properties Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on April 28, 2022)
3.6	Articles of Amendment of InvenTrust Properties Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on May 8, 2023)
3.7	Fourth Amended and Restated Bylaws of the Company, dated as of May 5, 2023 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on May 8, 2023)
4.1	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the SEC on July 31, 2007 (file number 333-139504))
4.2	Third Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix A to the prospectus dated November 1, 2019 included in Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (No. 333-172862) filed November 1, 2019)
4.3*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	Indemnity Agreement, dated as of August 8, 2014, by and between Inland American Real Estate Trust, Inc., and Xenia Hotels & Resorts, Inc., and Inland American Lodging Group, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on August 14, 2014)
10.2	First Amendment to Indemnity Agreement by and among Inland American Real Estate Trust, Inc. and Xenia Hotels & Resorts, Inc., dated as of February 3, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on February 9, 2015)
10.3.1^	InvenTrust Properties Corp. 2015 Incentive Award Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement, as filed by the Registrant with the SEC on June 19, 2015)
10.3.2^	First Amendment to InvenTrust Properties Corp. 2015 Incentive Award Plan, dated May 6, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 15, 2016)
10.3.3^	Second Amendment to InvenTrust Properties Corp. 2015 Incentive Award Plan, dated March 20, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on May 10, 2024)
10.4^	Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 10, 2017)
10.5^	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on May 14, 2019)
10.6^	Form of Performance-Based Restricted Stock Unit Award Agreement (2022) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on February 25, 2022)
10.7^*	Form of Director Restricted Stock Unit Agreement
10.8^	InvenTrust Properties Corp. Director Compensation Program, effective as of May 5, 2022 (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-K, as filed by the Registrant with the SEC on February 21, 2023)
10.9^	InvenTrust Properties Corp. Executive Severance and Change of Control Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant on July 13, 2018)
10.10^	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on November 9, 2017)
10.11
Third Amended and Restated Share Repurchase Program (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the SEC on April 12, 2021)

10.12^	InvenTrust Properties Corp. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, as filed by the Company with the SEC on August 1, 2023)
10.13.1	Amended and Restated Term Loan Credit Agreement dated as of December 21, 2018, among InvenTrust Properties Corp., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A and U.S. Bank National Association, as tranche A-1 Co-Syndication Agents, PNC Bank, National Association and U.S. Bank National Association, as tranche A-2 Co-Syndication Agents, BMO Harris Bank, N.A. and Fifth Third Bank, as tranche A-1 Co-Documentation Agents, KeyBank National Association, as tranche A-2 Documentation Agent, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on December 31, 2018)
10.13.2
First Amendment, dated as of September 22, 2021, to Amended and Restated Term Loan Credit Agreement, among InvenTrust Properties Corp., Wells Fargo Bank, National Association and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 22, 2021)

10.13.3	Second Amendment, dated as of May 11, 2022, to Amended and Restated Term Loan Credit Agreement, among InvenTrust Properties Corp., the lenders party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13.3 to the Registrant's Form 10-K, as filed by the Registrant on February 14, 2024)
10.14.1	Second Amended and Restated Credit Agreement dated as of December 21, 2018, among InvenTrust Properties Corp., as borrower, KeyBank National Association, as Administrative Agent, KeyBanc Capital Markets Inc. and Wells Fargo Securities, LLC, as Joint Book Managers, KeyBanc Capital Markets Inc., Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., Bank of America, N.A., PNC Bank, National Association, and BMO Harris Bank, N.A., as Joint Lead Arrangers, Wells Fargo Bank, National Association, and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Bank of America, N.A., PNC Bank, National Association, and BMO Harris Bank, N.A., as Co-Documentation Agents, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on December 31, 2018)

EXHIBIT NO.	DESCRIPTION
10.14.2
First Amendment, dated as of September 22, 2021, to Second Amended and Restated Credit Agreement, among InvenTrust Properties Corp., KeyBank, National Association and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K, as filed by the Registrant with the SEC on September 22, 2021)

10.14.3	Second Amendment dated as of May 11, 2022 to Second Amended and Restated Credit Agreement, among InvenTrust Properties Corp., the lenders party thereto and KeyBank National Association (incorporated by reference to Exhibit 10.14.3 to the Registrant's Form 10-K, as filed by the Registrant on February 14, 2024)
10.14.4	Third Amendment dated as of October 23, 2024 to Second Amended and Restated Credit Agreement, among InvenTrust Properties Corp., KeyBank National Association and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on October 25, 2024)
10.15	Note Purchase Agreement, dated June 3, 2022, by and among InvenTrust Properties Corp. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on June 3, 2022)
19.1*	InvenTrust Properties Corp. Insider Trading Compliance Policy
21.1*	Subsidiaries of the Registrant
23.1*	Consent of KPMG LLP
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	InvenTrust Properties Corp. Policy for Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Registrant’s Form 10-K, as filed by the Registrant with the SEC on February 14, 2024)
101	The following financial information from our Annual Report for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 13, 2025, is formatted in Extensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed as part of this Annual Report
**	This certification is deemed furnished, and not filed, with the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
^	Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INVENTRUST PROPERTIES CORP.

By:	/s/ Daniel J. Busch
Name:	Daniel J. Busch
President and Chief Executive Officer
Date:	February 13, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Daniel J. Busch	President, Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2025
Name:	Daniel J. Busch

By:	/s/ Michael Phillips	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 13, 2025
Name:	Michael Phillips

By:	/s/ David Bryson	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 13, 2025
Name:	David Bryson

By:	/s/ Stuart Aitken	Director	February 13, 2025
Name:	Stuart Aitken

By:	/s/ Amanda Black	Director	February 13, 2025
Name:	Amanda Black

By:	/s/ Thomas F. Glavin	Director	February 13, 2025
Name:	Thomas F. Glavin

By:	/s/ Scott A. Nelson	Director	February 13, 2025
Name:	Scott A. Nelson

By:	/s/ Paula J. Saban	Director	February 13, 2025
Name:	Paula J. Saban

By:	/s/ Smita N. Shah	Director	February 13, 2025
Name:	Smita N. Shah

By:	/s/ Michael A. Stein	Director	February 13, 2025
Name:	Michael A. Stein

By:	/s/ Julian E. Whitehurst	Director	February 13, 2025
Name:	Julian E. Whitehurst

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of InvenTrust Properties Corp. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2025 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
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
Expected hold period of investment properties
As discussed in Note 2 to the consolidated financial statements, the Company assesses the carrying values of its investment properties (including any related intangible assets or liabilities) on an individual basis when events or changes in circumstances, including changes in the expected holding period, indicate their carrying value may not be fully recoverable. If it is determined that the carrying value of the investment property is not recoverable because the expected undiscounted cash flows do not exceed that carrying value of the property, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value. Net investment properties as of December 31, 2024 was $2,327 million, or 88.3% of total assets.

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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of internal controls related to the Company’s process to evaluate potential changes in the estimated hold period of individual real estate properties. We evaluated the Company’s consideration of individual real estate properties for potential reductions in expected hold period by:
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
February 13, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
InvenTrust Properties Corp.:
Opinion on Internal Control Over Financial Reporting
We have audited InvenTrust Properties Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 13, 2025 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ KPMG LLP
Chicago, Illinois
February 13, 2025

INVENTRUST PROPERTIES CORP.
Consolidated Balance Sheets
(in thousands, except share amounts)

	As of December 31
	2024	2023
Assets
Investment properties
Land	$712,827	$694,668
Building and other improvements	2,116,092	1,956,117
Construction in progress	9,951	5,889
Total	2,838,870	2,656,674
Less accumulated depreciation	(511,969)	(461,352)
Net investment properties	2,326,901	2,195,322
Cash, cash equivalents and restricted cash	91,221	99,763
Intangible assets, net	137,420	114,485
Accounts and rents receivable	36,131	35,353
Deferred costs and other assets, net	44,277	42,408
Total assets	$2,635,950	$2,487,331

Liabilities
Debt, net	$740,415	$814,568
Accounts payable and accrued expenses	46,418	44,583
Distributions payable	17,512	14,594
Intangible liabilities, net	42,897	30,344
Other liabilities	28,703	29,198
Total liabilities	875,945	933,287
Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 146,000,000 shares authorized, 77,450,794 shares issued and outstanding as of December 31, 2024 and 67,807,831 shares issued and outstanding as of December 31, 2023	77	68
Additional paid-in capital	5,730,367	5,468,728
Distributions in excess of accumulated net income	(3,984,865)	(3,932,826)
Accumulated comprehensive income	14,426	18,074
Total stockholders' equity	1,760,005	1,554,044
Total liabilities and stockholders' equity	$2,635,950	$2,487,331
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share amounts)

	Year Ended December 31
	2024	2023	2022
Income
Lease income, net	$272,440	$257,146	$232,980
Other property income	1,534	1,450	1,161
Other fee income	—	80	2,566
Total income	273,974	258,676	236,707

Operating expenses
Depreciation and amortization	113,948	113,430	94,952
Property operating	43,413	42,832	40,239
Real estate taxes	36,441	34,809	32,925
General and administrative	33,172	31,797	33,342
Total operating expenses	226,974	222,868	201,458

Other (expense) income
Interest expense, net	(37,100)	(38,138)	(26,777)
Loss on extinguishment of debt	—	(15)	(181)
Impairment of real estate assets	(3,854)	—	—
Gain on sale of investment properties, net	3,857	2,691	38,249
Equity in (losses) earnings of unconsolidated entities	—	(557)	3,663
Other income and expense, net	3,755	5,480	2,030
Total other (expense) income, net	(33,342)	(30,539)	16,984

Net income	$13,658	$5,269	$52,233

Weighted-average common shares outstanding, basic	70,394,448	67,531,898	67,406,233
Weighted-average common shares outstanding, diluted	71,010,568	67,813,180	67,525,935

Net income per common share - basic	$0.19	$0.08	$0.77
Net income per common share - diluted	$0.19	$0.08	$0.77

Comprehensive income
Net income	$13,658	$5,269	$52,233
Unrealized gain on derivatives	9,019	6,228	32,052
Reclassification to net income	(12,667)	(14,875)	(1,009)
Comprehensive income (loss)	$10,010	$(3,378)	$83,276
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Equity
(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income (Loss)	Total
Beginning balance, January 1, 2022	67,344,374	$67	$5,452,550	$(3,876,743)	$(4,322)	$1,571,552
Net income	—	—	—	52,233	—	52,233
Unrealized gain on derivatives	—	—	—	—	32,052	32,052
Reclassification from interest expense, net	—	—	—	—	(405)	(405)
Reclassification from equity in earnings of unconsolidated entities	—	—	—	—	(604)	(604)
Distributions declared ($0.8208 per common share)	—	—	—	(55,337)	—	(55,337)
Stock-based compensation, net	128,179	—	4,418	—	—	4,418
Ending balance, December 31, 2022	67,472,553	67	5,456,968	(3,879,847)	26,721	1,603,909
Net income	—	—	—	5,269	—	5,269
Unrealized gain on derivatives	—	—	—	—	6,228	6,228
Reclassification from interest expense, net	—	—	—	—	(14,875)	(14,875)
Distributions declared ($0.8620 per common share)	—	—	—	(58,248)	—	(58,248)
Stock-based compensation, net	127,238	1	7,427	—	—	7,428
Issuance of common stock under ATM Program, net	208,040	—	4,333	—	—	4,333
Ending balance, December 31, 2023	67,807,831	68	5,468,728	(3,932,826)	18,074	1,554,044
Net income	—	—	—	13,658	—	13,658
Unrealized gain on derivatives	—	—	—	—	9,019	9,019
Reclassification from interest expense, net	—	—	—	—	(12,667)	(12,667)
Distributions declared ($0.9052 per common share)	—	—	—	(65,697)	—	(65,697)
Issuance of common stock under offering, net	9,200,000	9	245,834	—	—	245,843
Issuance of common stock under ATM Program, net	254,082	—	7,620	—	—	7,620
Stock-based compensation, net	188,881	—	8,185	—	—	8,185
Ending balance, December 31, 2024	77,450,794	$77	$5,730,367	$(3,984,865)	$14,426	$1,760,005
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31
	2024	2023	2022
Cash flows from operating activities:
Net income	$13,658	$5,269	$52,233
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	113,948	113,430	94,952
Amortization of market-lease intangibles and inducements, net	(2,804)	(3,343)	(5,589)
Amortization of debt discounts and financing costs	2,403	4,113	2,816
Straight-line rent adjustments, net	(3,400)	(3,349)	(3,815)
Impairment of real estate assets	3,854	—	—
Provision for (reversal of) estimated credit losses	430	1,033	(267)
Gain on sale of investment properties, net	(3,857)	(2,691)	(38,249)
Loss on extinguishment of debt	—	15	181
Equity in losses (earnings) of unconsolidated entities	—	557	(3,663)
Distributions from unconsolidated entities	—	—	9,350
Stock-based compensation, net	9,896	9,021	6,541
Changes in operating assets and liabilities:
Accounts and rents receivable	1,512	1,483	(999)
Deferred costs and other assets, net	(236)	91	317
Accounts payable and accrued expenses	511	2,054	8,411
Other liabilities	961	1,938	3,576
Net cash provided by operating activities	136,876	129,621	125,795
Cash flows from investing activities:
Purchase of investment properties	(268,125)	(152,047)	(235,001)
Capital investments and leasing costs	(36,116)	(35,744)	(33,183)
Proceeds from the sale of investment properties, net	65,062	12,559	77,538
Distributions from unconsolidated entities	—	95,065	47,355
Other investing activities, net	(1,356)	449	(1,170)
Net cash used in investing activities	(240,535)	(79,718)	(144,461)
Cash flows from financing activities:
Payment of tax withholdings for share-based compensation	(2,598)	(1,583)	(1,581)
Proceeds from sale of common stock under offering	257,600	—	—
Proceeds from sale of common stock under ATM Program	8,138	5,165	—
Proceeds from sale of common stock under ESPP	280	235	—
Payment of common stock offering costs	(12,078)	(341)	—
Distributions to stockholders	(62,779)	(57,491)	(55,302)
Proceeds from line of credit	10,000	30,000	112,000
Repayments of line of credit	(10,000)	(30,000)	(143,000)
Proceeds from senior notes	—	—	250,000
Payoffs of debt	(88,168)	(33,700)	(47,052)
Principal payments on mortgage debt	—	(32)	(842)
Payment of financing costs	(5,278)	(175)	(2,387)
Other financing activities	—	20	(262)
Net cash provided by (used in) financing activities	95,117	(87,902)	111,574
Net decrease in cash, cash equivalents and restricted cash	(8,542)	(37,999)	92,908
Cash, cash equivalents and restricted cash at beginning of year	99,763	137,762	44,854
Cash, cash equivalents and restricted cash at end of year	$91,221	$99,763	$137,762

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31
	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash flow disclosure, including non-cash investing and financing activities:
Cash paid for interest, net of capitalized interest	$35,605	$33,093	$18,705
Cash paid (refunded) for income taxes, net of (payments) refunds	530	209	(386)
Previously held equity investments in real estate assets acquired	—	39,603	—
Distributions payable to stockholders	17,512	14,594	13,837
Accrued capital investments and leasing costs	3,620	2,562	3,136
Capitalized costs placed in service	14,948	16,402	17,895
Gross issuance of shares for share-based compensation	7,662	4,558	6,224

Purchase of investment properties:
Net investment properties	$245,355	$200,085	$280,938
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	54,041	52,871	47,019
Accounts payable and accrued expenses, lease intangibles, and other liabilities	(18,681)	(9,133)	(13,075)
Assumption of mortgage debt, at fair value	(12,590)	(91,776)	(79,881)
Cash outflow for purchase of investment properties, net	268,125	152,047	235,001
Assumption of mortgage principal	13,000	92,468	80,380
Capitalized acquisition costs	(1,116)	(150)	(1,079)
Credits, prorations, and other changes in cash outflow, net	2,061	(365)	4,768
Gross acquisition price of investment properties	$282,070	$244,000	$319,070

Sale of investment properties:
Net investment properties	$59,912	$10,086	$66,294
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	1,564	297	4,200
Accounts payable and accrued expenses, lease intangibles, and other liabilities	(271)	(515)	(2,575)
Debt assumed by buyer through disposition of property	—	—	(28,552)
Gain on sale of investment properties, net	3,857	2,691	38,249
Loss on extinguishment of debt	—	—	(78)
Proceeds from sale of investment properties, net	65,062	12,559	77,538
Assumption of mortgage principal	—	—	28,630
Credits, prorations, and other changes in cash inflow, net	3,490	583	4,282
Gross disposition price of investment properties	$68,552	$13,142	$110,450
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2024, 2023 and 2022

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
The following table summarizes the Company's retail portfolio as of December 31, 2024 and 2023:

	As of December 31
	2024	2023
No. of properties	68	62
Gross Leasable Area (square feet)	10,972	10,324
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
Variable Interest Entities
The Company evaluates its investments in LLCs and LPs to determine whether each such entity may be a variable interest entity ("VIE"). The accounting standards related to the consolidation of VIEs require qualitative assessments to determine whether the Company is the primary beneficiary. Determination of the primary beneficiary is based on whether the Company has (i) power to direct significant activities of the VIE and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The Company consolidates a VIE if it is deemed to be the primary beneficiary. The equity method of accounting is applied to entities in which the Company is not the primary beneficiary, or if the entity is not a VIE and the Company does not have control, but can exercise significant influence over the entity with respect to its operations and major decisions. As of December 31, 2024 and 2023, the Company had no VIEs.
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

Credit Losses
The Company reviews the collectability of amounts due from its tenants on a regular basis. Such reviews consider the tenant's financial condition and payment history and other economic conditions impacting the tenant. Changes in collectability occur when the Company no longer believes it is probable that substantially all the lease payments will be collected over the term of the lease. If collection is not probable, the lease payments will be accounted for on a cash basis and revenue will be recorded as cash is received. If reassessed, and the collection of substantially all of the lease payments from the tenant becomes probable, the accrual basis of revenue recognition is reestablished. The provision for estimated credit losses resulting from changes in the expected collectability of lease payments, including variable payments, is recognized as a direct adjustment to lease income, and a direct write-off of the operating lease receivables, including straight-line rent receivable.
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
Acquisition of Real Estate
The Company evaluates the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs are expensed. If an acquisition qualifies as an asset acquisition, the related transaction costs are capitalized and amortized over the useful life of the acquired assets. Generally, the Company's acquisitions of real estate qualify as asset acquisitions.

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
The Company had restricted cash of $3,826 and $3,378 as of December 31, 2024 and 2023, respectively. Restricted cash often consists of lenders' escrows, operating real estate escrows for taxes, insurance, capital expenditures, payments required under certain lease agreements, funds restricted through the Company's wholly-owned captive insurance company, and funds held in escrow for future acquisitions.
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
The carrying amounts of cash, cash equivalents and restricted cash, accounts and rents receivables, other assets, accounts payable, accrued expenses, and other liabilities reasonably approximate fair value, in management’s judgment, because of their short-term nature. Fair value information pertaining to derivative financial instruments, investment properties, and debt is provided in "Note 9. Fair Value Measurements".

Stock-Based Compensation Plans
Incentive Award Plan
Effective June 19, 2015, the Company's board of directors (the "Board") adopted the InvenTrust Properties Corp. 2015 Incentive Award Plan (the "Incentive Award Plan"), under which the Company may grant cash and equity incentive awards to eligible employees, directors, and consultants. The Company has awarded time-based restricted stock units ("RSUs"), performance-based RSUs, and market-based RSUs with tandem dividend equivalents. Compensation expense related to these awards, which are generally equity classified, is recognized as a part of general and administrative expense. The tandem dividend equivalent cash payments of awards granted during the years ended December 31, 2024, 2023, and 2022 are recognized within equity. The tandem dividend equivalent cash payments of awards granted during the year ended December 31, 2021 are recognized within earnings. Forfeitures of awards are recognized as they occur.
Time-based awards are generally measured at grant date fair value and not subsequently re-measured. Compensation expense related to these awards is recognized on a straight-line basis over the vesting period. Time-based awards granted to employees vest equally on each of the first three or four anniversaries of the applicable vesting commencement date, subject to the employees' continued service to the Company. The time-based RSU awards granted to directors vest on the earlier of the one-year anniversary of the applicable grant date or the date of the Company's next annual meeting of its shareholders following the grant date, subject to the directors' continued service to the Company.
Performance-based awards are measured at grant date fair value and each grantee is eligible to vest in a number of RSUs ranging from 0% to 100% of the total number granted based on specified performance levels. Shares related to performance-based awards are issued within 45 days of the conclusion of the performance period and are generally subject to the recipients' continued service to the Company. Compensation cost is recognized when the performance condition is considered probable of achievement. If a performance award has more than one potential outcome, recognition of compensation cost is based on the most likely outcome. During the service period, a cumulative catch-up approach is used to account for changes in the assessment of which outcome is most likely to occur.
Market-based awards are valued as of the grant date utilizing a Monte Carlo simulation model that assesses the probability of satisfying certain market performance thresholds over a three year performance period. Shares related to market-based awards are issued within 65 days of the conclusion of the performance period and are generally subject to the recipients' continued service to the Company. The number of common shares ultimately issued is based on the Company's total shareholder return ("TSR") relative to that of the FTSE Nareit Shopping Index peer group on a percentile basis. The resulting compensation expense is recorded over the service period regardless of whether the TSR performance measures are achieved.
Employee Stock Purchase Plan
Effective May 4, 2023, the Company's Board established an Employee Stock Purchase Plan (the "ESPP") through which employees may purchase shares of the Company's common stock semi-annually at a price equal to 85% of the lesser of: (a) the closing price per share on the first day of such period, and (b) the closing price per share on the last day of such period. Compensation expense related to the ESPP is recognized as a part of general and administrative expense.
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
From time to time, the Company may elect to treat certain of its consolidated subsidiaries as taxable REIT subsidiaries ("TRSs") pursuant to the Code. Among other activities, TRSs may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates. Income tax expense or benefit is recognized as a part of other income and expense, net. During the years ended December 31, 2024, 2023, and 2022 the Company did not have any operations within TRSs.
Income tax expense for the years ended December 31, 2024, 2023 and 2022 generally pertains to Texas margin tax. The Company has accrued no material interest or penalties relating to income taxes. As of December 31, 2024, the Company's 2024, 2023, and 2022 tax years remain subject to examination by U.S. and various state tax jurisdictions.

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
	other disclosure requirements.	January 2024
The Company has evaluated this guidance and determined that its impact is limited to incremental disclosure and will not have an impact on the Company's financial position, results of operations, or cash flows.

The incremental disclosures pertaining to the Company's single reportable segment have been included in "Note 12. Segment Information".

Recently Issued Accounting Pronouncements Not Yet Adopted

Standard	Description	Effective date	Effect on the financial statements or other significant matters
ASU No. 2024-03 Disaggregation of Income Statement Expenses (Subtopic 220-40) and related updates	The ASU is intended to improve financial reporting by requiring more granular disclosures about an entity’s expenses so investors can better understand performance, prospects for future cash flows and comparability over time.

The primary goal is to improve the decision-usefulness of expense information through disaggregation of relevant expense captions in the notes to the financial statements.	Annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.	The Company continues to evaluate
this guidance and expects the impact to be limited to incremental disclosure.

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

3. Revenue Recognition
Operating Leases
Minimum lease payments to be received under long-term operating leases and short-term specialty leases, excluding additional percentage rent based on tenants' sales volume and tenant reimbursements of certain operating expenses, and assuming no exercise of renewal options or early termination rights, are as follows:

For the year ending December 31,	As of December 31, 2024
2025	$209,875
2026	195,712
2027	163,117
2028	136,608
2029	106,862
Thereafter	377,780
Total	$1,189,954
The foregoing table includes payments from tenants who have taken possession of their space and tenants who have been moved to the cash basis of accounting for revenue recognition purposes. The remaining lease terms range from less than one year to fifty-six years.
The following table reflects the disaggregation of lease income, net:

	Year Ended December 31
	2024	2023	2022
Minimum base rent	$175,068	$165,267	$145,467
Real estate tax recoveries	33,343	31,220	30,107
Common area maintenance, insurance, and other recoveries	33,003	30,731	28,072
Ground rent income	19,321	19,044	14,991
Amortization of market-lease intangibles and inducements, net	2,804	3,343	5,589
Short-term and other lease income	4,567	4,389	4,333
Lease termination income	1,364	836	339
Straight-line rent adjustments, net	3,400	3,349	3,815
(Provision for) reversal of uncollectable billed rent and recoveries	(430)	(1,033)	267
Lease income, net	$272,440	$257,146	$232,980

4. Acquired Properties
The following table reflects the retail properties acquired during the year ended December 31, 2024:

Date	Property	Market	Square Feet	Gross Acquisition Price	Intangible Assets	Intangible Liabilities	Assumption of Mortgage Debt
2/1/24	The Plant (a)	Phoenix, AZ	57	$29,500	$4,467	$540	$13,000
4/9/24	Moores Mill	Atlanta Metro Area, GA	70	28,000	6,710	1,451	—
6/13/24	Maguire Groves (b)	Orlando-Kissimmee, FL	33	16,100	1,652	406	—
8/6/24	Scottsdale North Marketplace	Phoenix, AZ	66	23,000	2,691	1,295	—
10/9/24	Stonehenge Village	Richmond, VA	214	62,100	10,630	3,725	—
11/26/24	The Forum	Cape Coral-Fort Myers, FL	186	41,370	12,359	2,736	—
12/18/24	Market at Mill Creek	Charleston-Berkeley-Dorchester, SC	80	27,300	6,109	1,432	—
12/18/24	Nexton Square	Charleston-Berkeley-Dorchester, SC	134	54,700	9,410	5,850	—
			840	$282,070	$54,028	$17,435	$13,000
(a)The Company recognized a fair value adjustment of $410 related to the mortgage payable secured by the property.
(b)Maguire Groves is immediately adjacent to Plantation Grove, a Publix anchored neighborhood center wholly-owned by the Company. The Company operates these properties under the Plantation Grove name.

The following table reflects the retail properties acquired during the year ended December 31, 2023:

Date	Property	Market	Square Feet	Gross Acquisition Price	Intangible Assets	Intangible Liabilities	Assumption of Mortgage Debt
1/18/23	Bay Colony (a)	Houston-Sugar Land-Baytown, TX	416	$79,100	$16,586	$1,937	$41,969
1/18/23	Blackhawk Town Center (a)	Houston-Sugar Land-Baytown, TX	127	26,300	3,123	184	13,008
1/18/23	Cyfair Town Center (a)	Houston-Sugar Land-Baytown, TX	433	79,200	17,229	4,160	30,880
1/18/23	Stables Town Center (a)	Houston-Sugar Land-Baytown, TX	148	37,000	8,155	676	6,611
6/2/23	The Shoppes at Davis Lake	Charlotte-Gastonia-Concord, NC	91	22,400	3,551	123	—
			1,215	$244,000	$48,644	$7,080	$92,468
(a)These retail properties were acquired from the Company's former unconsolidated joint venture. See "Note 6. Investment in Unconsolidated Entities". The Company recognized a fair value adjustment of $692 related to the pooled mortgage debt on these properties.

Retail properties acquired during the years ended December 31, 2024 and 2023 were accounted for as asset acquisitions.
The Company capitalized acquisition costs of $1,116 and $150 for retail properties acquired during the years ended December 31, 2024 and 2023, respectively.

5. Disposed Properties
The following table reflects the real property disposed of during the year ended December 31, 2024:

Date	Property	Market	Square Feet	Gross Disposition Price	Gain (Loss) on Sale, net
7/22/24	Eldridge Town Center & Windermere Village (a)	Houston - Sugar Land - Baytown, TX	N/A	$602	$334
10/31/24	Stevenson Ranch	So. California - Los Angeles, CA	187	57,800	(614)
12/13/24	Eldridge Town Center & Windermere Village (b)	Houston - Sugar Land - Baytown, TX	31	10,150	4,137
			218	$68,552	$3,857
(a)This disposition was related to the completion of a partial condemnation at one retail property.
(b)This disposition included the sale of an outparcel at Eldridge Town Center and the entirety of Windermere Village. Subsequent to the transaction, the Company continues to operate the remaining property under the Eldridge Town Center name.
The following table reflects the real property disposed of during the year ended December 31, 2023:

Date	Property	Market	Square Feet	Gross Disposition Price	Gain on Sale
06/20/23	Shops at Galleria (a)	Austin - Round Rock, TX	N/A	$1,692	$984
8/25/23	Trowbridge Crossing	Atlanta Metro Area, GA	63	11,450	1,707
			63	$13,142	$2,691
(a)This disposition was related to the completion of a partial condemnation at one retail property.

6. Investment in Unconsolidated Entities
Joint Venture Interest in IAGM
On April 17, 2013, the Company and PGGM Private Real Estate Fund formed IAGM Retail Fund I, LLC ("IAGM"), a joint venture partnership in which the Company owned a 55% interest, for the purpose of acquiring, owning, managing, and disposing of retail properties and sharing in the profits and losses from those retail properties and their activities.
On January 18, 2023, the Company acquired the four remaining retail properties from IAGM, for an aggregate purchase price of $222.3 million, by acquiring 100% of the membership interests in each of IAGM's wholly owned subsidiaries. The Company assumed aggregate mortgage debt of $92.5 million and funded the remaining balance with its available liquidity. IAGM recognized a gain on sale of $45.2 million, of which the Company's share was approximately $24.9 million. The Company's aggregate deferred gains related to its previously owned equity interest in real estate acquisitions from IAGM of $39.9 million are reflected in the basis of the respective acquired assets. Subsequent to the transaction, IAGM proportionately distributed substantially all net proceeds from the sale, of which the Company's share was approximately $71.4 million. In connection with the foregoing, IAGM adopted a liquidation plan on January 11, 2023. On December 15, 2023, IAGM was fully liquidated.
On January 18, 2023, the Company acquired IAGM's two interest rate swap agreements which achieved fixed interest rates on an aggregate notional amount of $75.0 million of the assumed pooled mortgage priced in a Secured Overnight Financing Rate ("SOFR"), each of which repriced monthly ("1-Month Term SOFR"). IAGM recognized a gain on sale of $2.6 million representing the fair value of the derivatives, of which the Company's share was approximately $1.4 million. The Company deferred its share of IAGM's gain on sale of derivatives, initially reflecting it within accumulated comprehensive income and amortized it to interest expense, net, through the instruments' maturity date of November 2, 2023.

7. Intangible Assets, Liabilities, and Deferred Leasing Costs
The following table summarizes the Company's intangible assets, intangible liabilities, and deferred leasing costs:

	As of December 31
	2024	2023
Intangible assets:
In-place leases	$216,175	$183,139
Above-market leases	16,053	17,967
Intangible assets	232,228	201,106
Accumulated amortization:
In-place leases	(87,104)	(78,177)
Above-market leases	(7,704)	(8,444)
Accumulated amortization	(94,808)	(86,621)
Intangible assets, net	$137,420	$114,485

Intangible liabilities:
Below-market leases	$65,776	$52,412
Accumulated amortization	(22,879)	(22,068)
Intangible liabilities, net	$42,897	$30,344

Deferred leasing costs:
Leasing costs	$25,132	$22,621
Accumulated amortization	(8,993)	(7,626)
Deferred leasing costs, net	$16,139	$14,995

The following table summarizes the amortization related to intangible assets, intangible liabilities, and deferred leasing costs:

	Year ended December 31
	2024	2023	2022
Intangible assets:
In-place leases	$28,133	$32,179	$20,993
Above-market leases	2,452	2,977	2,018
Amortization of intangible assets	$30,585	$35,156	$23,011
Intangible liabilities:
Amortization of below-market leases	$4,879	$5,976	$7,403
Deferred leasing costs:
Amortization of deferred leasing costs	$3,213	$2,691	$2,533

The following table summarizes the amortization during the next five years and thereafter related to intangible assets, intangible liabilities, and deferred leasing costs as of December 31, 2024:

Year ending December 31,	In-place leases	Above market leases	Below market leases	Deferred leasing costs
2025	$29,159	$2,143	$5,196	$2,630
2026	23,450	1,719	4,649	2,463
2027	17,375	1,273	3,722	2,203
2028	13,323	967	3,205	1,910
2029	9,426	616	2,894	1,631
Thereafter	36,338	1,631	23,231	5,302
Total	$129,071	$8,349	$42,897	$16,139

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
The Company's credit agreements and mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions and distribution limitations. As of December 31, 2024 and 2023, the Company was in compliance with all loan covenants.
On February 6, 2023, the Company extinguished the $13.7 million mortgage payable secured by Renaissance Center with its available liquidity.
On October 17, 2023, the Company extended the maturity of its $92.5 million cross-collateralized mortgage debt maturing in 2023 by exercising one of its two 12-month extension options. On December 22, 2023, the Company partially paid down the mortgage debt by $20.0 million, resulting in the release of Blackhawk Town Center from collateralization.
On June 5, 2024, the Company extinguished the $7.3 million and $8.4 million pooled mortgages payable secured by Plantation Grove and Suncrest Village, respectively, with its available liquidity.
On September 27, 2024, the Company extinguished the remaining $72.5 million pooled mortgage payable secured by Cyfair Town Center, Bay Colony, and Stables Town Center with its available liquidity.
Credit Agreements
On September 22, 2021, the Company entered into an amendment to the Revolving Credit Agreement (the "Amended Revolving Credit Agreement"), which provides for, among other things, an extension of the maturity of the $350.0 million Revolving Credit Agreement to September 22, 2025, with two six-month extension options. On October 23, 2024, the Company entered into a third amendment to the Amended Revolving Credit Agreement, which provides for, among other things, an increase in the revolving commitments thereunder from $350.0 million to $500.0 million and an extension of the maturity date to January 15, 2029, with one 6-month extension option.
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

The following table summarizes the Company's debt as of December 31, 2024 and 2023:

		Interest Rate Type	As of December 31, 2024		As of December 31, 2023
	Maturity Date		Interest Rate	Amount	Interest Rate	Amount
Mortgages Payable
Fixed rate mortgages payable	Various	Fixed	3.97% (a)	$93,380	4.01% (a)	$96,080
Variable rate mortgages payable (b)	N/A	Variable	N/A	—	1M SOFR+ 1.65% (c)	72,468
Total				93,380		168,548

Term Loans
$200.0 million 5 year	9/22/26	Fixed	2.81% (d)	100,000	2.81% (d)	100,000
$200.0 million 5 year	9/22/26	Fixed	2.81% (d)	100,000	2.81% (d)	100,000
$200.0 million 5.5 year	3/22/27	Fixed	2.78% (d)	50,000	2.77% (d)	50,000
$200.0 million 5.5 year	3/22/27	Fixed	2.84% (d)	50,000	2.76% (d)	50,000
$200.0 million 5.5 year	3/22/27	Fixed	4.99% (d)	100,000	4.99% (d)	100,000
Total				400,000		400,000

Senior Notes
$150.0 million Series A Notes	8/11/29	Fixed	5.07%	150,000	5.07%	150,000
$100.0 million Series B Notes	8/11/32	Fixed	5.20%	100,000	5.20%	100,000
Total				250,000		250,000

Revolving Line of Credit
$500.0 million total capacity (e)	1/15/29	Variable	1M SOFR + 1.15% (c)(f)	—	1M SOFR + 1.14% (c)(f)	—

Total debt			4.03%	743,380	4.29%	818,548
Debt discounts and financing costs, net				(2,965)		(3,980)
Debt, net				$740,415		$814,568
(a)Interest rates reflect the weighted average of the Company's mortgages payable.
(b)These mortgages payable were cross-collateralized by three properties and were extinguished on September 27, 2024.
(c)As of December 31, 2024 and 2023, 1-Month Term SOFR was 4.33% and 5.35%, respectively.
(d)Interest rates reflect the fixed rates achieved through the Company's interest rate swaps.
(e)Prior to the third amendment, the total capacity on the Revolving Line of Credit was $350.0 million.
(f)Interest rate applies to drawn balance only. Additional annual facility fee of 0.15% applies to entire line of credit capacity.

The following table summarizes the scheduled maturities of the Company's mortgages payable as of December 31, 2024:

Scheduled maturities by year:	Principal Balance
2025	$35,880
2026	—
2027	26,000
2028	—
2029	31,500
Thereafter	—
Total	$93,380

Interest Rate Swaps
As of December 31, 2024, the Company is party to five effective interest rate swap agreements which achieve fixed interest rates through the maturity dates of the Amended Term Loan Agreement.
The following table summarizes the Company's five effective interest rate swaps as of December 31, 2024:

Interest Rate Swaps	Effective Date	Termination Date	InvenTrust Receives	InvenTrust Pays Fixed Rate of	Fixed Rate Achieved	Notional Amount
5.5 Year Term Loan	4/3/23	3/22/27	1-Month SOFR	3.69%	4.99%	$100,000
5 Year Term Loan	12/21/23	9/22/26	1-Month SOFR	1.51%	2.81%	100,000
5 Year Term Loan	12/21/23	9/22/26	1-Month SOFR	1.51%	2.81%	100,000
5.5 Year Term Loan	6/21/24	3/22/27	1-Month SOFR	1.54%	2.84%	50,000
5.5 Year Term Loan	6/21/24	3/22/27	1-Month SOFR	1.48%	2.78%	50,000
						$400,000
The following table summarizes the Company's five effective and two forward interest rate swaps as of December 31, 2023:

Interest Rate Swaps	Effective Date	Termination Date	InvenTrust Receives	InvenTrust Pays Fixed Rate of	Fixed Rate Achieved	Notional Amount
5.5 Year Term Loan	12/2/19	6/21/24	1-Month SOFR	1.47%	2.77%	$50,000
5.5 Year Term Loan	12/2/19	6/21/24	1-Month SOFR	1.46%	2.76%	50,000
5.5 Year Term Loan	4/3/23	3/22/27	1-Month SOFR	3.69%	4.99%	100,000
5 Year Term Loan	12/21/23	9/22/26	1-Month SOFR	1.51%	2.81%	100,000
5 Year Term Loan	12/21/23	9/22/26	1-Month SOFR	1.51%	2.81%	100,000
						$400,000

5.5 Year Term Loan	6/21/24	3/22/27	1-Month SOFR	1.48%	2.78%	$50,000
5.5 Year Term Loan	6/21/24	3/22/27	1-Month SOFR	1.54%	2.84%	50,000
						$100,000
The following table summarizes the effects of derivative financial instruments on the consolidated financial statements for the years ended December 31, 2024, 2023 and 2022:

Location and amount of gain recognized in accumulated comprehensive income				Location and amount of gain (loss) reclassified from accumulated comprehensive income into net income (loss)				Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded
	2024	2023	2022		2024	2023	2022		2024	2023	2022
Unrealized gain on derivatives	$9,019	$6,228	$32,052	Interest expense, net	$12,667	$14,875	$1,009	Interest expense, net	$37,100	$38,138	$26,777

9. Fair Value Measurements
Recurring Measurements
The following financial instruments are remeasured at fair value on a recurring basis:

	Fair Value Measurements as of
	December 31, 2024			December 31, 2023
Cash Flow Hedges: (a) (b)	Level 1	Level 2 (c)	Level 3	Level 1	Level 2 (c)	Level 3
Derivative interest rate swaps	—	$14,426	—	—	$18,074	—
(a)During the twelve months subsequent to December 31, 2024, an estimated $8,083 of derivative interest rate balances recognized in accumulated comprehensive income will be reclassified into earnings.
(b)As of December 31, 2024 and 2023, the Company determined that the credit valuation adjustments associated with nonperformance risk are not significant to the overall valuation of its derivatives. As a result, the Company's derivative valuations in their entirety are classified as Level 2 of the fair value hierarchy.
(c)Derivative assets or liabilities are recognized as a part of deferred costs and other assets, net or other liabilities, respectively.
Level 1
At December 31, 2024 and 2023, the Company had no Level 1 recurring fair value measurements.
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
Level 3
At December 31, 2024 and 2023, the Company had no Level 3 recurring fair value measurements.
Non-Recurring Measurements
Investment Properties
During the year ended December 31, 2024, the Company recorded an impairment of real estate assets of $3,854 on one retail property after receiving and accepting a letter of intent to purchase the property for less than its carrying value. The estimated fair value of the property was based on this negotiated letter of intent. The property was sold on October 31, 2024 for $57,800, resulting in a loss on sale of $614, which was primarily closing costs.
During the years ended December 31, 2023 and 2022, the Company had no Level 3 nonrecurring fair value measurements.
Financial Instruments Not Measured at Fair Value
The following table summarizes the estimated fair value of financial instruments presented at carrying values in the Company's consolidated financial statements as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
	Carrying Value	Estimated Fair Value	Market Interest Rate	Carrying Value	Estimated Fair Value	Market Interest Rate
Mortgages payable	$93,380	$87,576	6.64%	$168,548	$161,320	6.86%
Senior notes	250,000	236,480	6.23%	250,000	233,635	6.31%
Term loans	400,000	400,170	5.29%	400,000	399,539	5.10%
Revolving line of credit	—	—	N/A	—	—	N/A
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
The following table reconciles the amounts used in calculating basic and diluted EPS:

	Year ended December 31
	2024	2023	2022
Numerator:
Net income attributed to common shares - basic and diluted	$13,658	$5,269	$52,233

Denominator:
Weighted average common shares outstanding - basic	70,394,448	67,531,898	67,406,233
Dilutive effect of unvested restricted shares	616,120	281,282	119,702
Weighted average common shares outstanding - diluted	71,010,568	67,813,180	67,525,935

Basic and diluted earnings per common share:
Net income per common share - basic	$0.19	$0.08	$0.77
Net income per common share - diluted	$0.19	$0.08	$0.77
ATM Program
On March 7, 2022, the Company established an at-the-market equity offering program (the "ATM Program") through which the Company may sell from time to time up to an aggregate of $250.0 million of its common stock. In connection with the ATM Program, the Company may sell shares of its common stock to or through sales agents, or may enter into separate forward sale agreements with one of the agents, or one of their respective affiliates, as a forward purchaser. As of December 31, 2024, $236.7 million of common stock remains available for issuance under the ATM Program.
The following table summarizes the Company's activity under the ATM Program:

	Number of Shares Issued	Weighted Average Price	Gross Proceeds	Commissions	Net Proceeds
Quarter ended December 31, 2023	208,040	$26.13	$5,437	$68	$5,369
Quarter ended December 31, 2024	254,082	$30.96	$7,866	$99	$7,767
Share Repurchase Programs
On February 23, 2022, the Company established a share repurchase program (the "SRP") of up to $150.0 million of the Company's outstanding shares of common stock. The SRP may be suspended or discontinued at any time, and does not obligate the Company to repurchase any dollar amount or particular amount of shares. As of December 31, 2024, the Company has not repurchased any common stock under the SRP.
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

11. Stock-Based Compensation
Incentive Award Plan
The Company's Board adopted the InvenTrust Properties Corp. 2015 Incentive Award Plan effective as of June 19, 2015 (the "Incentive Award Plan"). On May 6, 2016, the Board adopted the first amendment to the Incentive Award Plan and on March 20, 2024, the Board adopted the second amendment to the Incentive Award Plan (collectively, the "Amendments"). The Company's stockholders approved the Incentive Award Plan, as amended by the Amendments, on May 7, 2024, which, among other things, increased the aggregate number of shares of common stock that may be issued pursuant to awards granted under the Incentive Award Plan (the "Share Limit") by 2,750,000 shares to 5,750,000 shares. Any forfeited awards or unearned performance shares subject to an award are added back to the Share Limit.
As of December 31, 2024, outstanding restricted stock unit ("RSU") awards are categorized as either time-based awards or market-based awards. All awards are granted at fair value, earn dividends throughout the vesting period, and have no voting rights. As of December 31, 2024, 2,854,824 shares were available for future issuance under the Incentive Award Plan.
Market-based awards are valued as of the grant date utilizing a Monte Carlo simulation model that assesses the probability of satisfying certain market performance thresholds over a three year performance period.
The following table summarizes the Company's significant assumptions used in the Monte Carlo simulation models:

	At Grant Date
	2024	2023	2022
Volatility	31.00%	34.00%	33.89%
Risk free interest rate	4.42%	4.45%	0.79%	-	1.76%
Dividend Yield	3.40%	3.20%	3.24%

The following table summarizes the Company's RSU activity under the Incentive Award Plan:

	Unvested Time- Based RSUs	Unvested Performance and Market-Based RSUs	Weighted Average Grant Date Price Per Share
Outstanding as of January 1, 2022	138,235	471,368	$30.12

Shares granted	127,862	396,338	$18.97
Shares vested	(135,491)	(76,520)	$29.36
Unearned performance shares	—	(61,102)	$31.40
Shares forfeited	(7,179)	(18,033)	$23.42
Outstanding as of December 31, 2022	123,427	712,051	$23.35

Shares granted	152,393	445,828	$18.40
Shares vested	(126,885)	(60,042)	$29.50
Unearned performance shares	—	(69,803)	$31.40
Shares forfeited	(1,343)	(3,263)	$19.51
Outstanding as of December 31, 2023	147,592	1,024,771	$19.36

Shares granted	197,884	335,936	$19.78
Shares vested	(155,511)	(113,954)	$26.33
Unearned performance shares	—	(82,665)	$28.90
Shares forfeited	(2,190)	(17,360)	$17.41
Outstanding as of December 31, 2024	187,775	1,146,728	$17.71

Employee Stock Purchase Plan
Employees may purchase up to an aggregate of 3,300,000 shares of the Company's common stock under the ESPP, of which 3,274,365 shares remain available as of December 31, 2024.
The following table summarizes the Company's activity under the ESPP:

	Year ended December 31
	2024	2023
Shares purchased	13,907	11,728
Discounted issuance price	$20.14	$20.07
Issuance proceeds	$280	$235
Stock-Based Compensation Expense
The following table summarizes the Company's stock-based compensation expense:

	Year ended December 31
	2024	2023	2022
Incentive Award Plan, net (a)	$9,759	$8,953	$6,541
Employee Stock Purchase Plan (b)	137	68	—
Stock-based compensation expense, net	$9,896	$9,021	$6,541
(a)As of December 31, 2024, there was $10,225 of total estimated unrecognized compensation expense related to the Incentive Award Plan which will be recognized through December 2027.
(b)As of December 31, 2024, there was $76 of total estimated unrecognized compensation expense related to the ESPP which will be recognized through June 2026.
12. Segment Information
Single Reportable Segment
The Company's Chief Executive Officer (the "CEO") evaluates the performance of the Company's portfolio of retail properties and determines how resources are allocated. Accordingly, the CEO has been deemed the chief operating decision maker (the "CODM"). The Company generates substantially all of its earnings from multi-tenant essential retail properties located in the Sun Belt, and the CODM regularly evaluates the performance of the Company and its retail portfolio on a consolidated basis. The CODM does not distinguish the Company's principal business, or group its operations by geography or size for the purposes of measuring performance. As the CODM reviews, analyzes, makes decisions, and allocates resources on a consolidated basis, the Company has determined it has a single operating and reportable segment, its portfolio of multi-tenant retail properties.
Segment Performance
The CODM believes net income or loss determined in accordance with GAAP is the most appropriate earnings measurement to assess the Company's overall performance. Additionally, the CODM evaluates the consolidated performance of the Company's portfolio of retail properties based on Net Operating Income ("NOI"), a supplemental non-GAAP measure. NOI excludes general and administrative expenses, depreciation and amortization, other income and expense, net, gains (losses) from sales of properties, gains (losses) on extinguishment of debt, impairment of real estate assets, interest expense, net, equity in (losses) earnings of unconsolidated entities, lease termination income and expense, and GAAP rent adjustments such as amortization of market lease intangibles, amortization of lease incentives, and straight-line rent adjustments ("GAAP Rent Adjustments").
The CODM believes the supplemental non-GAAP measure of NOI is an important measure in assessing operating performance and provides added comparability across periods when evaluating the Company's financial condition and operating performance that is not readily apparent from "Net income" in accordance with GAAP.
Operating retail properties generally require capital investments, including value-enhancing development and redevelopment projects and leasing commissions. During the years ended December 31, 2024 and 2023, the Company spent $36,116 and $35,744 on capital investments and leasing costs, respectively. As of December 31, 2024 and 2023, total accrued capital investments and leasing costs were $3,620 and $2,562, respectively.
The measure of segment assets regularly reviewed by the CODM is reported on the consolidated balance sheets as Total assets. No single tenant comprises 10% or more of the Company's Lease income, net for any years presented.

Net Operating Income
The following table reconciles net income, the most directly comparable GAAP measure, to NOI:

	Year Ended December 31
	2024	2023	2022
Net income	$13,658	$5,269	$52,233
Adjustments to reconcile to NOI:
Other income and expense, net	(3,755)	(5,480)	(2,030)
Equity in losses (earnings) of unconsolidated entities	—	557	(3,663)
Interest expense, net	37,100	38,138	26,777
Loss on extinguishment of debt	—	15	181
Gain on sale of investment properties, net	(3,857)	(2,691)	(38,249)
Impairment of real estate assets	3,854	—	—
Depreciation and amortization	113,948	113,430	94,952
General and administrative	33,172	31,797	33,342
Other fee income	—	(80)	(2,566)
Adjustments to NOI (a)	(7,548)	(7,528)	(9,743)
NOI	$186,572	$173,427	$151,234
(a)Adjustments to NOI include lease termination income and expense and GAAP Rent Adjustments.

Significant Expenses
The following table reflects the disaggregation of property operating expenses:

	Year ended December 31
	2024	2023	2022
Repairs and maintenance	$13,366	$14,270	$15,120
Payroll, benefits, and office	10,510	10,690	8,336
Utilities and waste removal	9,462	8,747	7,760
Property insurance	6,668	5,552	4,168
Security, legal, and other expenses	3,387	3,573	4,855
Lease termination expense	20	—	—
Property operating expenses	$43,413	$42,832	$40,239

13. Commitments and Contingencies
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
Captive Insurance Company
In April 2023, the Company formed a wholly-owned captive insurance company (the "Captive") which provides insurance coverage for all losses below the deductibles of the Company’s third party liability insurance policies relating to wind, flood, named windstorm, earthquake, fire, and other property-related perils. The Company formed the Captive as part of its overall risk management program and to stabilize insurance costs, manage exposures, and recoup expenses through the function of the captive program. The Captive is capitalized in accordance with the applicable regulatory requirements.
During the year ended December 31, 2023, the Captive incurred no claims. During the year ended December 31, 2024, the Captive incurred estimated claims of $881, of which $61 has been paid.

Operating Lease Commitments
The Company is the lessee under various operating leases for corporate office space for which the Company recognizes right-of-use ("ROU") assets and related lease liabilities.
The following table summarizes the Company's operating lease arrangements:

		As of
	Balance Sheet Caption	December 31, 2024	December 31, 2023
Operating lease ROU assets	Deferred costs and other assets, net	$3,012	$3,220
Operating lease ROU accumulated amortization	Deferred costs and other assets, net	$(1,163)	$(967)
Operating lease liabilities	Other liabilities	$2,528	$3,023

Weighted-average remaining lease term		5.2 years	6.0 years
Weighted-average discount rate		4.49%	4.47%
The following table summarizes the Company's operating lease arrangements:

	Statement of Operations and Comprehensive Income (Loss) Caption	Year ended December 31
		2024	2023
Minimum lease payments	General and administrative	$559	$570
Variable lease payments	General and administrative	300	298
Short-term lease payments	General and administrative	200	114
Total lease cost		$1,059	$982

The following table summarizes the Company's future minimum operating lease obligations as of December 31, 2024:

Scheduled minimum payments by year:	Future Minimum Lease Payments
2025	$511
2026	517
2027	529
2028	522
2029	493
Thereafter	293
Total expected minimum lease obligation	2,865
Less: Amount representing interest (a)	(337)
Present value of net minimum lease payments	$2,528
(a)Interest includes the amount necessary to reduce the total expected minimum lease obligations to present value calculated at the Company's incremental borrowing rate.

14. Subsequent Events
In preparing its consolidated financial statements, the Company evaluated events and transactions occurring after December 31, 2024 through the date the financial statements were issued for recognition and disclosure purposes.

INVENTRUST PROPERTIES CORP.
Schedule III - Real Estate and Accumulated Depreciation
(amounts stated in thousands)

		Initial Cost (A)				Gross amount at which carried at end of period
PROPERTY NAME Location	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Year Acquired
Antoine Town Center Houston, TX	$—	$5,327	$14,333	$—	$(528)	$5,327	$13,805	$19,132	$3,157	2020
Bay Colony Houston, TX	—	8,287	41,714	—	2,424	8,287	44,138	52,425	3,899	2023
Bay Landing Bonita Springs, FL	—	1,687	9,283	—	112	1,687	9,395	11,082	1,072	2022
Bear Creek Village Center Wildomar, CA	—	3,523	12,384	—	(799)	3,523	11,585	15,108	5,922	2009
Bent Tree Plaza Raleigh, NC	—	1,983	7,093	—	807	1,983	7,900	9,883	3,910	2009
Blackhawk Town Center Houston, TX	—	10,265	6,156	—	(40)	10,265	6,116	16,381	842	2023
Buckhead Crossing Atlanta, GA	—	7,565	27,104	—	949	7,565	28,053	35,618	13,558	2009
Campus Marketplace San Marcos, CA	—	26,928	43,445	55	1,239	26,983	44,684	71,667	12,612	2017
Cary Park Town Center Cary, NC	—	5,555	17,280	—	110	5,555	17,390	22,945	4,743	2017
Commons at University Place Durham, NC	—	3,198	17,909	—	(8)	3,198	17,901	21,099	3,648	2019
Coweta Crossing Newnan, GA	—	1,143	4,590	—	(417)	1,143	4,173	5,316	2,352	2009
Custer Creek Village Richardson, TX	—	4,750	12,245	—	1,433	4,750	13,678	18,428	7,349	2007
Cyfair Town Center Houston, TX	—	16,184	48,566	—	828	16,184	49,394	65,578	4,339	2023
Eastfield Village Charlotte, NC	—	2,327	14,321	—	337	2,327	14,658	16,985	1,444	2022
Eldorado Marketplace Frisco, TX	—	15,732	49,311	—	801	15,732	50,112	65,844	9,441	2019
Eldridge Town Center Houston, TX	—	3,200	16,687	1,761	5,867	4,961	22,554	27,515	10,606	2005
Escarpment Village Austin, TX	26,000	19,641	51,763	—	291	19,641	52,054	71,695	6,001	2022
Garden Village San Pedro, CA	—	3,188	16,522	3,268	609	6,456	17,131	23,587	8,453	2009
Gateway Market Center St. Petersburg, FL	—	13,600	4,992	—	4,983	13,600	9,975	23,575	3,946	2010
Kennesaw Marketplace Kennesaw, GA	—	12,587	51,860	—	453	12,587	52,313	64,900	12,083	2018
Kyle Marketplace Kyle, TX	—	6,076	48,220	711	681	6,787	48,901	55,688	12,358	2017

INVENTRUST PROPERTIES CORP.
Schedule III - Real Estate and Accumulated Depreciation
(amounts stated in thousands)

		Initial Cost (A)				Gross amount at which carried at end of period
PROPERTY NAME Location	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Year Acquired
Lakeside & Lakeside Crossing Winter Park, FL	$—	$16,594	$41,085	$—	$(112)	$16,594	$40,973	$57,567	$8,489	2019
Market at Mill Creek Mount Pleasant, SC	—	2,435	20,324	—	12	2,435	20,336	22,771	—	2024
Market at Westlake Westlake Hills, TX	—	1,200	6,274	(64)	(42)	1,136	6,232	7,368	3,605	2007
Moores Mill Atlanta, GA	—	5,180	17,653	—	10	5,180	17,663	22,843	495	2024
Nexton Square Summerville, SC	—	9,531	41,546	—	21	9,531	41,567	51,098	—	2024
Northcross Commons Charlotte, NC	—	7,591	21,303	—	905	7,591	22,208	29,799	6,415	2016
Old Grove Marketplace Oceanside, CA	—	12,545	8,902	—	472	12,545	9,374	21,919	2,967	2016
Pavilion at La Quinta La Quinta, CA	—	15,200	20,947	—	1,217	15,200	22,164	37,364	11,123	2009
Peachland Promenade Port Charlotte, FL	—	1,742	6,502	4,158	10,674	5,900	17,176	23,076	4,183	2009
PGA Plaza Palm Beach Gardens Palm Beach Gardens, FL	—	10,414	75,730	—	1,293	10,414	77,023	87,437	17,072	2018
Plantation Grove & Maguire Grove Ocoee, FL	—	5,791	19,037	—	1,058	5,791	20,095	25,886	3,126	2014 & 2024
Plaza Midtown Atlanta, GA	—	5,295	23,946	—	1,219	5,295	25,165	30,460	6,010	2017
Prestonwood Town Center Dallas, TX	—	22,055	22,140	—	538	22,055	22,678	44,733	3,540	2021
Renaissance Center Durham, NC	—	26,713	96,141	—	6,530	26,713	102,671	129,384	32,996	2016
Rio Pinar Plaza Orlando, FL	—	5,171	26,903	676	1,991	5,847	28,894	34,741	9,109	2015
River Oaks Santa Clarita, CA	—	24,598	88,418	—	3,228	24,598	91,646	116,244	22,416	2017
Riverview Village Arlington, TX	—	6,000	9,649	—	448	6,000	10,097	16,097	5,939	2007
Riverwalk Market Flower Mound, TX	—	5,931	23,922	—	366	5,931	24,288	30,219	7,228	2016
Rose Creek Woodstock, GA	—	1,443	5,630	—	117	1,443	5,747	7,190	2,831	2009
Sandy Plains Centre Marietta, GA	—	12,364	27,270	652	4,600	13,016	31,870	44,886	6,151	2018

INVENTRUST PROPERTIES CORP.
Schedule III - Real Estate and Accumulated Depreciation
(amounts stated in thousands)

		Initial Cost (A)				Gross amount at which carried at end of period
PROPERTY NAME Location	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Year Acquired
Sarasota Pavilion Sarasota, FL	$—	$12,000	$25,823	$—	$12,532	$12,000	$38,355	$50,355	$15,101	2010
Scofield Crossing Austin, TX	—	8,100	4,992	(576)	2,923	7,524	7,915	15,439	3,453	2007
Scottsdale North Marketplace Scottsdale, AZ	—	6,505	14,683	—	124	6,505	14,807	21,312	310	2024
Shops at Arbor Trails Austin, TX	31,500	28,233	76,769	—	169	28,233	76,938	105,171	9,112	2022
Shops at Fairview Town Center Fairview, TX	—	7,299	25,233	—	1,188	7,299	26,421	33,720	5,053	2019
Shops at the Galleria Bee Cave, TX	—	52,104	75,651	(597)	4,437	51,507	80,088	131,595	24,981	2016
Sonterra Village San Antonio, TX	—	5,150	15,095	(181)	803	4,969	15,898	20,867	5,012	2015
Southern Palm Crossing Royal Palm Beach, FL	—	37,735	49,843	(745)	2,716	36,990	52,559	89,549	11,011	2019
Stables Town Center Houston, TX	—	5,899	20,439	—	73	5,899	20,512	26,411	1,844	2023
Stonehenge Village Midlothian, VA	—	10,534	44,971	—	14	10,534	44,985	55,519	568	2024
Stone Ridge Market San Antonio, TX	—	8,935	38,754	—	(5,427)	8,935	33,327	42,262	2,995	2022
Suncrest Village Orlando, FL	—	6,742	6,403	—	11,338	6,742	17,741	24,483	3,128	2014
Sycamore Commons Matthews, NC	—	12,500	31,265	—	2,367	12,500	33,632	46,132	18,059	2010
The Centre on Hugh Howell Tucker, GA	—	2,250	11,091	—	1,899	2,250	12,990	15,240	6,558	2007
The Forum Fort Myers, FL	—	9,939	21,943	—	58	9,939	22,001	31,940	87	2024
The Highlands of Flower Mound Flower Mound, TX	22,880	6,330	24,374	—	(160)	6,330	24,214	30,544	2,967	2022
The Parke Cedar Park, TX	—	9,271	83,078	—	1,550	9,271	84,628	93,899	22,432	2017
The Plant Chandler, AZ	13,000	3,864	21,423	—	8	3,864	21,431	25,295	812	2024
The Pointe at Creedmoor Raleigh, NC	—	7,507	5,454	—	82	7,507	5,536	13,043	1,896	2016
The Shoppes at Davis Lake Charlotte, NC	—	6,232	12,903	—	61	6,232	12,964	19,196	864	2023

INVENTRUST PROPERTIES CORP.
Schedule III - Real Estate and Accumulated Depreciation
(amounts stated in thousands)

		Initial Cost (A)				Gross amount at which carried at end of period
PROPERTY NAME Location	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D,E)	Year Acquired
The Shops at Town Center Germantown, MD	$—	$19,998	$29,776	$—	$1,160	$19,998	$30,936	$50,934	$8,691	2017
Thomas Crossroads Newnan, GA	—	1,622	8,322	—	1,028	1,622	9,350	10,972	4,500	2009
Travilah Square Rockville, MD	—	8,964	39,836	—	729	8,964	40,565	49,529	7,302	2019
University Oaks Shopping Center Round Rock, TX	—	7,250	25,326	(170)	8,748	7,080	34,074	41,154	18,291	2010
Westfork Plaza & Paraiso Parc Pembroke Pines, FL	—	28,267	124,019	—	7,533	28,267	131,552	159,819	36,026	2017
Westpark Shopping Center Glen Allen, VA	—	7,462	24,164	(4)	6,339	7,458	30,503	37,961	9,130	2013
Windward Commons Alpharetta, GA	—	12,823	13,779	(171)	881	12,652	14,660	27,312	4,750	2016
Total corporate assets	—	—	—	—	3,733	—	3,733	3,733	1,606	-
Total	$93,380	$704,054	$1,994,509	$8,773	$121,583	$712,827	$2,116,092	$2,828,919	$511,969
Construction in progress		—	—	—	9,951	—	9,951	9,951	—
Total investment properties		$704,054	$1,994,509	$8,773	$131,534	$712,827	$2,126,043	$2,838,870	$511,969

INVENTRUST PROPERTIES CORP.

Schedule III - Real Estate and Accumulated Depreciation
(amounts stated in thousands)
Notes to Schedule III
The aggregate cost of real estate owned as of December 31, 2024, for federal income tax purposes was approximately $3,227,994 (unaudited).
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
(C)Reconciliation of total investment properties:

	2024	2023	2022
Balance as of January 1	$2,656,674	$2,481,662	$2,273,103
Acquisitions and capital improvements	277,912	191,666	307,177
Disposals, impairment, and write-offs of assets no longer in service	(95,716)	(16,654)	(98,618)
Balance as of December 31	$2,838,870	$2,656,674	$2,481,662
(D)Reconciliation of accumulated depreciation:

	2024	2023	2022
Balance at January 1,	$461,352	$389,361	$350,256
Depreciation expense	82,603	78,560	71,428
Disposal, impairment, and write-offs of assets no longer in service	(31,986)	(6,569)	(32,323)
Balance at December 31,	$511,969	$461,352	$389,361
(E)Depreciation is computed based upon the following estimated lives:

Buildings and other improvements	15	-	30 years
Tenant improvements	Life of the lease
Furniture, fixtures and equipment	3	-	20 years