Form 10-Q
period 2025-03-31
InvenTrust Properties Corp.
filed 2025-04-30
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of April 28, 2025, there were 77,567,764 shares of the registrant's common stock outstanding.

INVENTRUST PROPERTIES CORP.

Quarterly Report on Form 10-Q
For the quarterly period ended March 31, 2025
Table of Contents

-i-

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	As of
	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Investment properties
Land	$712,827	$712,827
Building and other improvements	2,118,527	2,116,092
Construction in progress	6,245	9,951
Total	2,837,599	2,838,870
Less accumulated depreciation	(524,831)	(511,969)
Net investment properties	2,312,768	2,326,901
Cash, cash equivalents, and restricted cash	84,579	91,221
Intangible assets, net	128,956	137,420
Accounts and rents receivable	33,798	36,131
Deferred costs and other assets, net	45,404	44,277
Total assets	$2,605,505	$2,635,950

Liabilities
Debt, net	$740,745	$740,415
Accounts payable and accrued expenses	30,371	46,418
Distributions payable	18,438	17,512
Intangible liabilities, net	41,548	42,897
Other liabilities	29,597	28,703
Total liabilities	860,699	875,945
Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 146,000,000 shares authorized, 77,567,764 shares issued and outstanding as of March 31, 2025 and 77,450,794 shares issued and outstanding as of December 31, 2024	78	77
Additional paid-in capital	5,730,641	5,730,367
Distributions in excess of accumulated net income	(3,996,511)	(3,984,865)
Accumulated comprehensive income	10,598	14,426
Total stockholders' equity	1,744,806	1,760,005
Total liabilities and stockholders' equity	$2,605,505	$2,635,950
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share amounts)

	Three months ended March 31
	2025	2024
Income
Lease income, net	$73,389	$66,493
Other property income	382	305
Total income	73,771	66,798

Operating expenses
Depreciation and amortization	30,614	28,168
Property operating	10,747	9,999
Real estate taxes	9,356	8,981
General and administrative	8,547	7,974
Total operating expenses	59,264	55,122

Other (expense) income
Interest expense, net	(8,322)	(9,634)
Other income and expense, net	607	858
Total other (expense) income, net	(7,715)	(8,776)

Net income	$6,792	$2,900

Weighted-average common shares outstanding - basic	77,563,971	67,874,528
Weighted-average common shares outstanding - diluted	78,160,787	68,272,050

Net income per common share - basic	$0.09	$0.04
Net income per common share - diluted	$0.09	$0.04

Comprehensive income
Net income	$6,792	$2,900
Unrealized (loss) gain on derivatives, net	(1,586)	7,319
Reclassification to net income	(2,242)	(3,317)
Comprehensive income	$2,964	$6,902

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income	Total

Beginning balance, January 1, 2025	77,450,794	$77	$5,730,367	$(3,984,865)	$14,426	$1,760,005
Net income	—	—	—	6,792	—	6,792
Unrealized loss on derivatives	—	—	—	—	(1,586)	(1,586)
Reclassification to interest expense, net	—	—	—	—	(2,242)	(2,242)
Distributions declared ($0.2377 per common share)	—	—	—	(18,438)	—	(18,438)
Stock-based compensation, net	116,970	1	274	—	—	275
Ending balance, March 31, 2025	77,567,764	$78	$5,730,641	$(3,996,511)	$10,598	$1,744,806

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income	Total

Beginning balance, January 1, 2024	67,807,831	$68	$5,468,728	$(3,932,826)	$18,074	$1,554,044
Net income	—	—	—	2,900	—	2,900
Unrealized gain on derivatives	—	—	—	—	7,319	7,319
Reclassification to interest expense, net	—	—	—	—	(3,317)	(3,317)
Distributions declared ($0.2263 per common share)	—	—	—	(15,360)	—	(15,360)
Stock-based compensation, net	66,697	—	2,463	—	—	2,463
Ending balance, March 31, 2024	67,874,528	$68	$5,471,191	$(3,945,286)	$22,076	$1,548,049

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended March 31
	2025	2024
Cash flows from operating activities:
Net income	$6,792	$2,900
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	30,614	28,168
Amortization of market-lease intangibles and inducements, net	(895)	(576)
Amortization of debt discounts and financing costs	683	575
Straight-line rent adjustments, net	(894)	(906)
Reversal of estimated credit losses	(33)	(46)
Stock-based compensation, net	2,766	2,191
Changes in operating assets and liabilities:
Accounts and rents receivable	3,260	6,539
Deferred costs and other assets, net	(4,852)	(4,749)
Accounts payable and accrued expenses	(17,780)	(17,311)
Other liabilities	520	(1,982)
Net cash provided by operating activities	20,181	14,803
Cash flows from investing activities:
Purchase of investment properties	—	(16,527)
Capital investments and leasing costs	(7,373)	(7,093)
Other investing activities, net	272	(39)
Net cash used in investing activities	(7,101)	(23,659)
Cash flows from financing activities:
Payment of tax withholdings for share-based compensation	(2,420)	(1,197)
Proceeds from sale of common stock under ESPP	210	—
Distributions to shareholders	(17,512)	(14,594)
Net cash used in financing activities	(19,722)	(15,791)
Net decrease in cash, cash equivalents, and restricted cash	(6,642)	(24,647)
Cash, cash equivalents, and restricted cash at the beginning of the period	91,221	99,763
Cash, cash equivalents, and restricted cash at the end of the period	$84,579	$75,116

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended March 31
	2025	2024
Supplemental disclosure and schedules:
Cash flow disclosure, including non-cash activities:
Cash paid for interest, net of capitalized interest	$10,892	$12,713
Cash paid for income taxes, net of refunds	3	3
Distributions payable to shareholders	18,438	15,360
Accrued capital investments and leasing costs	4,950	5,588
Capitalized costs placed in service	7,248	3,066
Gross issuance of shares for stock-based compensation	5,895	2,888

Purchase of investment properties:
Net investment properties	$—	$25,286
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	—	4,477
Accounts payable and accrued expenses, lease intangibles, and other liabilities	—	(646)
Assumption of mortgage debt, at fair value	—	(12,590)
Cash outflow for purchase of investment properties, net	—	16,527
Assumption of mortgage principal	—	13,000
Capitalized acquisition costs	—	(108)
Credits and other changes in cash outflow, net	—	81
Gross acquisition price of investment properties	$—	$29,500
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.
Notes to Condensed Consolidated Financial Statements
March 31, 2025 and 2024
(Unaudited)
The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of these interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (this "Quarterly Report") should refer to the audited consolidated financial statements of InvenTrust Properties Corp. (the "Company" or "InvenTrust") as of and for the year ended December 31, 2024, which are included in the Company's Annual Report on Form 10-K (the "Annual Report") as certain note disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary (consisting of normal recurring accruals, except as otherwise noted) for a fair presentation have been included in these condensed consolidated financial statements. Unless otherwise noted, all square feet and dollar amounts are stated in thousands, except share, per share and per square foot data. Number of properties and square feet are unaudited.

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
The Company has a single reportable segment, multi-tenant retail, for disclosure purposes in accordance with GAAP. The following table summarizes the Company's retail portfolio as of March 31, 2025 and 2024:

	As of March 31
	2025	2024
No. of properties	68	63
Gross Leasable Area (square feet)	10,972	10,385

2. Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, judgments, and assumptions are required in a number of areas, including, but not limited to, evaluating the impairment of long-lived assets, allocating the purchase price of acquired retail properties, determining the fair value of debt, and evaluating the collectibility of accounts receivable. The Company bases these estimates, judgments, and assumptions on historical experience and various other factors that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates.
Recently Issued Accounting Pronouncements Not Yet Adopted
The following table summarizes recently issued accounting pronouncements and the potential impact on the Company:

Standard	Description	Effective date	Effect on the financial statements or other significant matters
ASU No. 2024-03 Disaggregation of Income Statement Expenses (Subtopic 220-40) and related updates	The Accounting Standards Update ("ASU") is intended to improve financial reporting by requiring more granular disclosures about an entity’s expenses so investors can better understand performance, prospects for future cash flows and comparability over time.

The primary goal is to improve the decision-usefulness of expense information through disaggregation of relevant expense captions in the notes to the financial statements.	Annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.	The Company continues to evaluate
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

3. Revenue Recognition
Operating Leases
Minimum lease payments to be received under long-term operating leases and short-term specialty leases, excluding additional percentage rent based on tenants' sales volume and tenant reimbursements of certain operating expenses, and assuming no exercise of renewal options or early termination rights, are as follows:

As of March 31, 2025
Remaining 2025	$158,735
2026	200,522
2027	168,328
2028	141,824
2029	112,521
Thereafter	387,146
Total	$1,169,076
The foregoing table includes payments from tenants who have taken possession of their space and tenants who have been moved to the cash basis of accounting for revenue recognition purposes. The remaining lease terms range from less than one year to fifty-six years.
The following table reflects the disaggregation of lease income, net:

	Three months ended March 31
	2025	2024
Minimum base rent	$47,066	$42,447
Real estate tax recoveries	8,599	8,105
Common area maintenance, insurance, and other recoveries	9,399	7,854
Ground rent income	5,076	4,737
Amortization of market-lease intangibles and inducements, net	895	576
Short-term and other lease income	1,417	1,261
Termination fee income	10	561
Straight-line rent adjustments, net	894	906
Reversal of uncollectible rent and recoveries, net	33	46
Lease income, net	$73,389	$66,493
4. Acquired Properties
There were no properties acquired during the three months ended March 31, 2025.
The following table reflects the retail property acquired, accounted for as an asset acquisition, during the three months ended March 31, 2024:

Month Acquired	Property	Metropolitan Area	Square Feet	Gross Acquisition Price	Intangible Assets	Intangible Liabilities	Assumption of Mortgage Debt
Feb-24	The Plant (a)	Phoenix, AZ	57	$29,500	$4,467	$540	$13,000
(a)The Company recognized a fair value adjustment of $410 related to the mortgage payable secured by the property.
Transaction costs of $108 were capitalized during the three months ended March 31, 2024.

5. Disposed Properties
There were no properties disposed of during the three months ended March 31, 2025 and 2024.

6. Debt
The Company's debt consists of mortgages payable, unsecured term loans, senior notes, and an unsecured revolving line of credit. The Company believes it has the ability to repay, refinance, or extend any of its debt, and that it has adequate sources of funds to meet short-term cash needs. It is anticipated that the Company will use proceeds from property sales, cash on hand, and available capacity on credit agreements, if any, to repay, refinance or extend the mortgages payable maturing in the near term.
The Company's credit agreements and mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions, and distribution limitations. As of March 31, 2025 and December 31, 2024, the Company was in compliance with all loan covenants.
Credit Agreements
The Company has a $500.0 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility is scheduled to mature on January 15, 2029, with one 6-month extension option. As of March 31, 2025, the Company had available liquidity of $500.0 million under the Revolving Credit Facility.
The Company has a $400.0 million term loan (the "Term Loan"), which consists of a $200.0 million 5-year tranche maturing on September 22, 2026, and a $200.0 million 5.5-year tranche maturing on March 22, 2027.
Interest Rate Swaps
As of March 31, 2025, the Company is party to five effective interest rate swap agreements which achieve fixed interest rates through the maturity dates of the Term Loan.
Senior Notes
The Company issued $250.0 million aggregate principal amount of senior notes in a private placement, of which (i) $150.0 million are designated as 5.07% Senior Notes, Series A, due August 11, 2029 (the "Series A Notes") and (ii) $100.0 million are designated as 5.20% Senior Notes, Series B, due August 11, 2032 (the "Series B Notes" and, together with the Series A Notes, the "Notes"). The Notes were issued at par and pay interest semiannually on February 11th and August 11th until their respective maturities. The Notes will be required to be absolutely and unconditionally guaranteed by certain subsidiaries of the Company that guarantee certain material credit facilities of the Company. Currently, there are no subsidiary guarantees of the Notes.

The following table summarizes the Company's debt as of March 31, 2025 and December 31, 2024:

			As of March 31, 2025		As of December 31, 2024
	Maturity	Rate Type	Interest Rate	Amount	Interest Rate	Amount
Mortgages Payable
Fixed rate mortgages payable	Various	Fixed	3.97% (a)	$93,380	3.97% (a)	$93,380
Total				93,380		93,380

Term Loan
$200.0 million 5 year	Sep-26	Fixed	2.81% (b)	100,000	2.81% (b)	100,000
$200.0 million 5 year	Sep-26	Fixed	2.81% (b)	100,000	2.81% (b)	100,000
$200.0 million 5.5 year	Mar-27	Fixed	2.78% (b)	50,000	2.78% (b)	50,000
$200.0 million 5.5 year	Mar-27	Fixed	2.84% (b)	50,000	2.84% (b)	50,000
$200.0 million 5.5 year	Mar-27	Fixed	4.99% (b)	100,000	4.99% (b)	100,000
Total				400,000		400,000

Senior Notes
$150.0 million Series A Notes	Aug-29	Fixed	5.07%	150,000	5.07%	150,000
$100.0 million Series B Notes	Aug-32	Fixed	5.20%	100,000	5.20%	100,000
Total				250,000		250,000

Revolving Line of Credit
$500.0 million total capacity	Jan-29	Variable	1M SOFR + 1.15% (c)(d)	—	1M SOFR + 1.15% (c)(d)	—

Total debt			4.03%	743,380	4.03%	743,380
Debt discounts and financing costs, net				(2,635)		(2,965)
Debt, net				$740,745		$740,415
(a)Interest rates reflect the weighted average of the Company's mortgages payable.
(b)Interest rates reflect the fixed rates achieved through the Company's interest rate swaps.
(c)As of March 31, 2025 and December 31, 2024, 1-Month Term SOFR was 4.32% and 4.33%, respectively.
(d)Interest rate applies to drawn balance only. Additional annual facility fee of 0.15% applies to entire line of credit capacity.

The following table summarizes the scheduled maturities of the Company's mortgages payable as of March 31, 2025:

Scheduled maturities by year:	Principal Balance
Remaining 2025	$35,880
2026	—
2027	26,000
2028	—
2029	31,500
Thereafter	—
Total	$93,380

7. Fair Value Measurements
Recurring Measurements
The following financial instruments are remeasured at fair value on a recurring basis:

	Fair Value Measurements as of
	March 31, 2025			December 31, 2024
Cash Flow Hedges: (a) (b)	Level 1	Level 2 (c)	Level 3	Level 1	Level 2 (c)	Level 3
Derivative interest rate swaps	—	$10,598	—	—	$14,426	—
(a)During the twelve months subsequent to March 31, 2025, an estimated $7,323 of derivative interest rate balances recognized in accumulated comprehensive income will be reclassified into earnings.
(b)As of March 31, 2025 and December 31, 2024, the Company determined that the credit valuation adjustments associated with nonperformance risk are not significant to the overall valuation of its derivatives. As a result, the Company's derivative valuations in their entirety are classified as Level 2 of the fair value hierarchy.
(c)Derivative assets or liabilities are recognized as a part of deferred costs and other assets, net or other liabilities, respectively.
Nonrecurring Measurements
Investment Properties
During the three months ended March 31, 2025 and 2024, the Company had no Level 3 nonrecurring fair value measurements.
Financial Instruments Not Measured at Fair Value
The table below summarizes the estimated fair value of financial instruments presented at carrying values in the Company's condensed consolidated financial statements as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
	Carrying Value	Estimated Fair Value	Market Interest Rate	Carrying Value	Estimated Fair Value	Market Interest Rate
Mortgages payable	$93,380	$88,964	6.33%	$93,380	$87,576	6.64%
Senior notes	250,000	241,540	5.82%	250,000	236,480	6.23%
Term Loan	400,000	400,127	5.00%	400,000	400,170	5.29%
Revolving Credit Facility	—	—	N/A	—	—	N/A
The market interest rates used to estimate the fair value of the Company's mortgages payable, senior notes, Term Loan, and Revolving Credit Facility reflect the terms currently available on similar borrowing terms to borrowers with credit profiles similar to that of the Company. Debt instrument valuations are classified within Level 2 of the fair value hierarchy.

8. Earnings Per Share and Equity Transactions
Basic earnings per share ("EPS") is computed by dividing net income or loss attributed to common shares by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that may occur from awards issued pursuant to stock-based compensation plans.
The following table reconciles the amounts used in calculating basic and diluted EPS:

	Three months ended March 31
	2025	2024
Numerator:
Net income attributed to common shares - basic and diluted	$6,792	$2,900

Denominator:
Weighted average common shares outstanding - basic	77,563,971	67,874,528
Dilutive effect of unvested restricted shares (a)	596,816	397,522
Weighted average common shares outstanding - diluted	78,160,787	68,272,050

Basic and diluted earnings per common share:
Net income per common share - basic	$0.09	$0.04
Net income per common share - diluted	$0.09	$0.04
(a)For the three months ended March 31, 2024, the Company excluded the anti-dilutive effect of market-based awards granted in 2024.

ATM Program
On March 7, 2022, the Company established an at-the-market equity offering program (the "ATM Program") through which the Company may sell from time to time up to an aggregate of $250.0 million of its common stock. In connection with the ATM Program, the Company may sell shares of its common stock to or through sales agents, or may enter into separate forward sale agreements with one of the agents, or one of their respective affiliates, as a forward purchaser. During the three months ended March 31, 2025 and 2024, no shares were issued under the ATM Program. As of March 31, 2025, $236.7 million of common stock remains available for issuance under the ATM Program.
Share Repurchase Program
On February 23, 2022, the Company established a share repurchase program (the "SRP") of up to $150.0 million of the Company's outstanding shares of common stock. The SRP may be suspended or discontinued at any time, and does not obligate the Company to repurchase any dollar amount or particular amount of shares. As of March 31, 2025, the Company has not repurchased any common stock under the SRP.

9. Stock-Based Compensation
Incentive Award Plan
The Company's board of directors (the "Board") adopted the InvenTrust Properties Corp. 2015 Incentive Award Plan effective as of June 19, 2015 (the "Incentive Award Plan"). On May 6, 2016, the Board adopted the first amendment to the Incentive Award Plan and on March 20, 2024, the Board adopted the second amendment to the Incentive Award Plan (collectively, the "Amendments"). The Company's stockholders approved the Incentive Award Plan, as amended by the Amendments, on May 7, 2024, which, among other things, increased the aggregate number of shares of common stock that may be issued pursuant to awards granted under the Incentive Award Plan (the "Share Limit") by 2,750,000 shares to 5,750,000 shares. Any forfeited awards or unearned performance shares subject to an award are added back to the Share Limit. As of March 31, 2025, 2,538,698 shares were available for future issuance under the Incentive Award Plan, as amended by the Amendments.
Market-based awards are valued as of the grant date utilizing a Monte Carlo simulation model that assesses the probability of satisfying certain market performance thresholds over a three year performance period.
The following table summarizes the Company's significant assumptions used in the Monte Carlo simulation models:

	At Grant Date
	2025	2024
Volatility	27.00%	31.00%
Risk free interest rate	4.35%	4.42%
Dividend Yield	3.30%	3.40%

The following table summarizes the Company's restricted stock unit ("RSU") activity during the three months ended March 31, 2025 under the Incentive Award Plan:

	Unvested Time- Based RSUs	Unvested Performance and Market-Based RSUs	Weighted-Average Grant Date Price Per Share
Outstanding as of January 1, 2025	187,775	1,146,728	$17.71
Shares granted	145,859	361,634	$22.68
Shares vested	—	(188,101)	$16.41
Unearned performance shares	—	(188,100)	$16.41
Shares forfeited	(1,275)	(1,992)	$19.90
Outstanding as of March 31, 2025	332,359	1,130,169	$19.76
Employee Stock Purchase Plan
Employees may purchase up to an aggregate of 3,300,000 shares of the Company's common stock under an Employee Stock Purchase Plan (the "ESPP"), of which 3,263,953 shares remain available for future issuance as of March 31, 2025.
The following table summarizes the Company's common stock activity under the ESPP:

Three months ended March 31, 2025
Gross shares purchased	10,412
Discounted issuance price	$20.14
Issuance proceeds	$210
Stock-Based Compensation Expense
The following table summarizes the Company's stock-based compensation expense:

	Three months ended March 31
	2025	2024
Incentive Award Plan, net (a)	$2,728	$2,156
Employee Stock Purchase Plan (b)	38	35
Stock-based compensation, net	$2,766	$2,191
(a)As of March 31, 2025, there was $18,942 of total estimated unrecognized compensation expense to be recognized through December 2028.
(b)As of March 31, 2025, there was $45 of total estimated unrecognized compensation expense to be recognized through December 2026.

10. Segment Information
Segment Performance
The chief operating decision maker (the "CODM") believes net income or loss determined in accordance with GAAP is the most appropriate earnings measurement to assess the Company's overall performance. Additionally, the CODM evaluates the consolidated performance of the Company's portfolio of retail properties based on Net Operating Income ("NOI"), a supplemental non-GAAP measure. NOI excludes general and administrative expenses, depreciation and amortization, other income and expense, net, gains (losses) from sales of properties, gains (losses) on extinguishment of debt, impairment of real estate assets, interest expense, net, lease termination income and expense, and GAAP rent adjustments such as amortization of market lease intangibles, amortization of lease incentives, and straight-line rent adjustments ("GAAP Rent Adjustments").
The CODM believes the supplemental non-GAAP measure of NOI is an important measure in assessing operating performance and provides added comparability across periods when evaluating the Company's financial condition and operating performance that is not readily apparent from "Net income" in accordance with GAAP.
Retail properties generally require capital investments, including value-enhancing development and redevelopment projects and leasing commissions. During the three months ended March 31, 2025 and 2024, the Company spent $7,373 and $7,093 on capital investments and leasing costs, respectively. As of March 31, 2025 and 2024, total accrued capital investments and leasing costs were $4,950 and $5,588, respectively.
The measure of segment assets regularly reviewed by the CODM is reported on the consolidated balance sheets as Total assets. No single tenant comprises 10% or more of the Company's Lease income, net for any years presented.
Net Operating Income
The following table reconciles net income, the most directly comparable GAAP measure, to NOI:

	Three months ended March 31
	2025	2024
Net income	$6,792	$2,900
Adjustments to reconcile to NOI:
Other income and expense, net	(607)	(858)
Interest expense, net	8,322	9,634
Depreciation and amortization	30,614	28,168
General and administrative	8,547	7,974
Adjustments to NOI (a)	(1,799)	(2,043)
NOI	$51,869	$45,775
(a)Adjustments to NOI include lease termination income and expense and GAAP Rent Adjustments.

Significant Expenses
The following table reflects the disaggregation of property operating expenses:

	Three months ended March 31
	2025	2024
Repairs and maintenance	$3,375	$2,934
Payroll, benefits, and office	2,755	2,675
Utilities and waste removal	2,462	2,128
Property insurance	1,330	1,542
Security, legal, and other expenses	825	720
Property operating expenses	$10,747	$9,999

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
Captive Insurance Company
In April 2023, the Company formed a wholly-owned captive insurance company (the "Captive"), which provides insurance coverage for all losses below the deductibles of the Company’s third party liability insurance policies relating to wind, flood, named windstorm, earthquake, fire, and other property-related perils. The Company formed the Captive as part of its overall risk management program and to stabilize insurance costs, manage exposures, and recoup expenses through the function of the captive program. In January 2025, the Captive began underwriting the first layer of general liability insurance for retail properties. An actuarial analysis is performed to estimate future projected claims, related deductibles, and projected expenses necessary to fund associated risk management programs. The Captive generally establishes annual premiums based on projections derived from the past loss experience. The Captive is capitalized in accordance with the applicable regulatory requirements.
During the three months ended March 31, 2025, the Captive paid claims of $387. As of March 31, 2025, the Captive had estimated claims payable of $1,207.
12. Subsequent Events
In preparing its condensed consolidated financial statements, the Company evaluated events and transactions occurring after March 31, 2025 through the date the financial statements were issued for recognition and disclosure purposes.
On April 1, 2025, the Company acquired Plaza Escondida, a 91,000 square foot neighborhood center anchored by Trader Joe’s in the Tucson, Arizona market, for a gross acquisition price of $23.0 million. The Company used cash on hand and assumed a mortgage payable of $8.0 million to fund the acquisition.
On April 24, 2025, the Company acquired Carmel Village, a 54,000 square foot neighborhood center in Charlotte, North Carolina, for a gross acquisition price of $19.9 million. The Company used cash on hand to fund the acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (this "Quarterly Report"), other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). These statements include statements about InvenTrust Properties Corp.'s (the "Company", "InvenTrust", "we", "our", or "us") plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events; and involve known and unknown risks that are difficult to predict.
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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Such risks, uncertainties and other important factors, include, among others, the risks, uncertainties, and factors set forth in our filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2024 (the "Annual Report"), and as updated in this Quarterly Report and other quarterly and current reports, which are on file with the SEC and are available at the SEC's website (www.sec.gov).
Our operations are subject to a number of risks and uncertainties including but not limited to:
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
•future increases in interest rates;
•rising inflation;
•the effects of recent new tariffs and changes in global trade policies on the overall state of the economy and on our business, including the impact on our tenants' business, operations and ability to pay rent;
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
InvenTrust focuses on Sun Belt markets with favorable demographics, including above-average growth in population, employment, income, and education levels. We believe these conditions create favorable demand characteristics for grocery-anchored and necessity-based retail centers, which will position us to capitalize on potential future rent increases while enjoying sustained occupancy at our centers. Our strategically located field offices are within a two-hour drive of over 95% of our properties which affords us the ability to respond to the needs of our tenants and provides us with in-depth local market knowledge. We believe that our Sun Belt portfolio of high quality grocery-anchored assets is a distinct differentiator for us in the marketplace.
Macroeconomic Trends
Our business, and the business and operations of our tenants, depend on the overall state of the economy, and we and they could be negatively impacted by slower economic growth and the potential for a recession. Although certain indicators have suggested that inflation has made downward progress, the economy continues to be impacted by elevated inflation rates and faces further inflation risk. The new tariffs and trade issues are contributing to overall uncertainty with respect to the economy and may adversely impact our tenants operations. Additionally, other potential challenging macroeconomic conditions, and the resulting impact on the economy and consumer spending, could negatively impact our and our tenants' business.
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
•Debt maturities and leverage ratios; and
•Liquidity levels.

Our Retail Portfolio
The following table summarizes our retail portfolio as of March 31, 2025 and 2024:

	2025	2024
No. of properties	68	63
GLA (square feet)	10,972	10,385
Economic occupancy (a)	95.4%	93.4%
Leased occupancy (b)	97.3%	96.3%
ABR PSF (c)	$20.21	$19.61
(a)Economic occupancy is defined as the percentage of occupied GLA divided by total GLA (excluding Specialty Leases) for which a tenant is obligated to pay rent under the terms of its lease agreement as of the rent commencement date, regardless of the actual use or occupancy by that tenant of the area being leased. Actual use may be less than economic occupancy. Specialty Leases include small shop leases with terms of less than one year and leases of common area space with terms of any length.
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
Summary by Same Property
Properties classified as same property were owned for the entirety of both periods presented ("Same Properties"). The following table summarizes the Same Properties of our retail portfolio for the three months ended March 31, 2025 and 2024.

	Three months ended March 31
	2025	2024
No. of properties	61	61
GLA (square feet)	10,132	10,110
Economic occupancy	95.2%	93.4%
Leased occupancy	97.2%	96.3%
ABR PSF	$20.03	$19.48
Lease Expirations
Our retail business is neither highly dependent on specific retailers nor subject to lease rollover concentration. We believe this minimizes risk to our retail portfolio from significant revenue variances over time.
Results of Operations
Comparison of results for the three months ended March 31, 2025 and 2024
We generate substantially all of our earnings from property operations. Since January 1, 2024, we have acquired seven retail properties and disposed of one.
The following table presents the increases in income for the three months ended March 31, 2025 and 2024.

	Three months ended March 31
	2025	2024	Increase
Income
Lease income, net	$73,389	$66,493	$6,896
Other property income	382	305	77
Total income	$73,771	$66,798	$6,973
Lease income, net, increased $6.9 million as a result of increases from properties acquired of $6.3 million, decreased $1.6 million as a result of one disposed property, and the following activity related to our Same Properties:
•$1.8 million of increased minimum base and ground rent attributable to increased occupancy and ABR PSF,
•$0.9 million of increased common area maintenance and real estate tax recoveries, and

•$0.2 million of net increases in all other lease income, partially offset by:
•$0.6 million of decreased lease termination income, and
•$0.1 million of net decreased straight-line rent adjustments.
The following table presents the increases in operating expenses for the three months ended March 31, 2025 and 2024.

	Three months ended March 31
	2025	2024	Increase
Operating expenses
Depreciation and amortization	$30,614	$28,168	$2,446
Property operating	10,747	9,999	748
Real estate taxes	9,356	8,981	375
General and administrative	8,547	7,974	573
Total operating expenses	$59,264	$55,122	$4,142
Depreciation and amortization increased $2.4 million as a result of:
•$4.5 million of increases from properties acquired, partially offset by:
•$1.6 million of net decreased depreciation and amortization from our Same Properties, and
•$0.5 million decrease from the disposal of one property.
Property operating expenses increased $0.7 million as a result of:
•$1.2 million of increases from properties acquired, and
•$0.3 million of increased repair and maintenance costs from our Same Properties, partially offset by:
•$0.8 million decrease from the disposal of one property.
Real estate taxes increased $0.4 million primarily as a result of increases from properties acquired.
General and administrative expenses increased $0.6 million primarily as a result of increased stock-based compensation costs.
The following table presents the changes in other income and expense for the three months ended March 31, 2025 and 2024.

	Three months ended March 31
	2025	2024	Change
Other (expense) income
Interest expense, net	$(8,322)	$(9,634)	$1,312
Other income and expense, net	607	858	(251)
Total other (expense) income, net	$(7,715)	$(8,776)	$1,061
Interest expense, net decreased $1.3 million primarily as a result of decreased interest expense related to the extinguishment of a $72.5 million pooled mortgage payable in September 2024.

Net Operating Income
We evaluate the performance of our retail properties based on NOI, which excludes general and administrative expenses, depreciation and amortization, other income and expense, net, impairment of real estate assets, gains (losses) from sales of properties, gains (losses) on extinguishment of debt, interest expense, net, lease termination income and expense, and GAAP rent adjustments such as amortization of market lease intangibles, amortization of lease incentives, and straight-line rent adjustments ("GAAP Rent Adjustments"). We bifurcate NOI into Same Property NOI and NOI from other investment properties based on whether the retail properties meet our Same Property criteria. NOI from other investment properties includes adjustments for the Company's captive insurance company.
We believe the supplemental non-GAAP measure of NOI, and the bifurcation into same property NOI and NOI from other investment properties, are important measures in assessing operating performance and provide added comparability across periods when evaluating the Company's financial condition and operating performance that is not readily apparent from Net income in accordance with GAAP.
Comparison of Same Property results for the three months ended March 31, 2025 and 2024
A total of 61 retail properties met our Same Property criteria for the three months ended March 31, 2025 and 2024.
Reconciliation of Net Income to Non-GAAP Measures
The following table presents the reconciliation of net income, the most directly comparable GAAP measure, to NOI and Same Property NOI:

	Three months ended March 31
	2025	2024
Net income	$6,792	$2,900
Adjustments to reconcile to non-GAAP metrics:
Other income and expense, net	(607)	(858)
Interest expense, net	8,322	9,634
Depreciation and amortization	30,614	28,168
General and administrative	8,547	7,974
Adjustments to NOI (a)	(1,799)	(2,043)
NOI	51,869	45,775
NOI from other investment properties	(4,583)	(1,227)
Same Property NOI	$47,286	$44,548
(a)Adjustments to NOI include lease termination income and expense and GAAP Rent Adjustments.
Comparison of the components of Same Property NOI for the three months ended March 31, 2025 and 2024
The following table presents the changes in Same Property NOI:

	Three months ended March 31
	2025	2024	Increase	Variance
Minimum base rent	$42,952	$41,310	$1,642	4.0%
Real estate tax recoveries	8,020	7,837	183	2.3%
Common area maintenance, insurance, and other recoveries	8,374	7,647	727	9.5%
Ground rent income	4,613	4,501	112	2.5%
Short-term and other lease income	1,471	1,287	184	14.3%
Reversal of uncollectible rent and recoveries, net	68	51	17	33.3%
Other property income	362	297	65	21.9%
Total income	65,860	62,930	2,930	4.7%
Property operating	9,807	9,731	76	0.8%
Real estate taxes	8,767	8,651	116	1.3%
Total operating expenses	18,574	18,382	192	1.0%
Same Property NOI	$47,286	$44,548	$2,738	6.1%
Same Property NOI increased by $2.7 million, or 6.1%, when comparing the three months ended March 31, 2025 to the same period in 2024, and was primarily a result of increased occupancy, increased ABR PSF, favorable lease spreads, and leases with advantageous fixed recovery terms.

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
Core FFO is an additional supplemental non-GAAP financial measure of our operating performance. In particular, Core FFO provides an additional measure to compare the operating performance of different REITs without having to account for certain remaining amortization assumptions within Nareit FFO and other unique revenue and expense items, which some may consider not pertinent to measuring a particular company's ongoing operating performance. In that regard, we use Core FFO as an input to our compensation plan to determine cash bonuses.
See our Annual Report for expanded descriptions of Nareit FFO and Core FFO.
The following table presents the reconciliation of net income, the most directly comparable GAAP measure, to Nareit FFO Applicable to Common Shares and Dilutive Securities and Core FFO Applicable to Common Shares and Dilutive Securities:

	Three months ended March 31
	2025	2024
Net income	$6,792	$2,900
Depreciation and amortization of real estate assets	30,366	27,946
Nareit FFO Applicable to Common Shares and Dilutive Securities	37,158	30,846
Amortization of market lease intangibles and inducements, net	(895)	(576)
Straight-line rent adjustments, net	(894)	(906)
Amortization of debt discounts and financing costs	683	575
Depreciation and amortization of corporate assets	248	222
Non-operating income and expense, net (a)	(71)	(180)
Core FFO Applicable to Common Shares and Dilutive Securities	$36,229	$29,981

Weighted average common shares outstanding - basic	77,563,971	67,874,528
Dilutive effect of unvested restricted shares (b)	596,816	397,522
Weighted average common shares outstanding - diluted	78,160,787	68,272,050

Net income per diluted share	$0.09	$0.04
Per share adjustments for Nareit FFO	0.39	0.41
Nareit FFO per diluted share	$0.48	$0.45
Per share adjustments for Core FFO	(0.02)	(0.01)
Core FFO per diluted share	$0.46	$0.44
(a)Reflects items which are not pertinent to measuring ongoing operating performance, such as miscellaneous and settlement income.
(b)For purposes of calculating non-GAAP per share metrics, we apply the same denominator used in calculating diluted earnings per share in accordance with GAAP.

Earnings Before Interest, Taxes, Depreciation, and Amortization
Our measure of EBITDA is net income (or loss) in accordance with GAAP, excluding interest expense, net, income tax expense (or benefit), and depreciation and amortization.
Adjusted EBITDA is an additional supplemental non-GAAP financial measure of our operating performance. In particular, Adjusted EBITDA provides an additional measure to compare the operating performance of different REITs without having to account for certain remaining amortization assumptions within EBITDA, certain gains or losses remaining within EBITDA, and other unique revenue and expense items which some may consider not pertinent to measuring a particular company's ongoing operating performance.
Our adjustments to EBITDA to arrive at Adjusted EBITDA include removing the impact of (i) gains (or losses) resulting from dispositions of properties, (ii) impairment charges on depreciable real property, (iii) amortization of market-lease intangibles and inducements, (iv) straight-line rent adjustments, (v) gains (or losses) resulting from debt extinguishments, and (vi) other non-operating revenue and expense items which, in our judgment, are not pertinent to measuring ongoing operating performance.
The following table presents the reconciliation of net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA:

	Three months ended March 31
	2025	2024
Net income	$6,792	$2,900
Interest expense, net	8,322	9,634
Income tax expense	136	133
Depreciation and amortization	30,614	28,168
EBITDA	45,864	40,835
Amortization of market-lease intangibles and inducements, net	(895)	(576)
Straight-line rent adjustments, net	(894)	(906)
Non-operating income and expense, net (a)	(71)	(180)
Adjusted EBITDA	$44,004	$39,173
(a)Reflects items which are not pertinent to measuring ongoing operating performance, such as miscellaneous and settlement income.

Liquidity and Capital Resources
Capital Investments and Leasing Costs
Retail properties generally require capital investments, including value-enhancing development and redevelopment projects and leasing commissions.
The following table summarizes the capital resources used for capital investments and leasing costs on a cash basis:

	Three months ended March 31
	2025	2024
Tenant improvements	$887	$2,298
Leasing costs	809	991
Property improvements	3,212	2,129
Capitalized indirect costs (a)	428	445
Total capital expenditures and leasing costs	5,336	5,863
Development and redevelopment direct costs	1,794	1,038
Development and redevelopment indirect costs (a)	243	192
Capital investments and leasing costs (b)	$7,373	$7,093
(a)Indirect costs include capitalized interest, real estate taxes, insurance, and payroll costs.
(b)As of March 31, 2025 and 2024, total accrued capital investments and leasing costs were $4,950 and $5,588, respectively.

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
•Proceeds from any ATM Program activities or other equity offerings; and
•Proceeds from our Series A Notes and Series B Notes offering or other debt offerings.

•To invest in properties or fund acquisitions;
•To fund development, re-development, maintenance and capital expenditures or leasing incentives;
•To make distributions to our stockholders;
•To service or pay down our debt;
•To pay our operating expenses;
•To repurchase shares of our common stock; and
•To fund other general corporate uses.

In the first quarter of 2022, we established an at-the-market equity offering program (the "ATM Program") pursuant to which we may sell shares of our common stock up to an aggregate purchase price of $250.0 million. In connection with the ATM Program, we may sell shares of our common stock to or through sales agents, or may enter into separate forward sale agreements with one of the agents, or one of their respective affiliates, as a forward purchaser. During the three months ended March 31, 2025, no shares were issued under the ATM Program. As of March 31, 2025, $236.7 million of common stock remains available for issuance under the ATM Program.
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
Distributions
During the three months ended March 31, 2025, we declared distributions to our stockholders totaling $18.4 million and paid cash distributions of $17.5 million. As we execute on our retail strategy and continue to evaluate our business, results of operations and cash flows, our Board will continue to evaluate our distribution on a periodic basis.

Summary of Cash Flows

	Three months ended March 31		Change
	2025	2024
Cash provided by operating activities	$20,181	$14,803	$5,378
Cash used in investing activities	(7,101)	(23,659)	16,558
Cash used in financing activities	(19,722)	(15,791)	(3,931)
Decrease in cash, cash equivalents, and restricted cash	(6,642)	(24,647)	18,005
Cash, cash equivalents, and restricted cash at beginning of period	91,221	99,763	(8,542)
Cash, cash equivalents, and restricted cash at end of period	$84,579	$75,116	$9,463
Cash provided by operating activities of $20.2 million and $14.8 million for the three months ended March 31, 2025 and 2024, respectively, was generated primarily from property operations. Cash provided by operating activities increased by $5.4 million, primarily as a result of cash flows relating to:
•$6.1 million of increased NOI, and
•$1.4 million of decreased interest expense, partially offset by
•$1.5 million of net general working capital fluctuations, and
•$0.6 million of decreased lease termination income.
Cash used in investing activities of $7.1 million for the three months ended March 31, 2025 was the result of:
• $7.4 million for capital investments and leasing costs, partially offset by
•$0.3 million from other investing activities.
Cash used in investing activities of $23.7 million for the three months ended March 31, 2024 was the result of:
•$16.5 million for acquisition of one investment property, and
•$7.2 million for capital investments and leasing costs.
Cash used in financing activities of $19.7 million for the three months ended March 31, 2025 was the result of:
•$17.5 million to pay distributions, and
•$2.4 million for the payment of tax withholdings for share-based compensation, partially offset by
•$0.2 million in net proceeds from our Employee Stock Purchase Plan (the "ESPP").
Cash used in financing activities of $15.8 million for the three months ended March 31, 2024 was the result of:
•$14.6 million to pay distributions, and
•$1.2 million for the payment of tax withholdings for share-based compensation.
We consider all demand deposits, money market accounts, and investments in certificates of deposit and repurchase agreements with a maturity of three months or less, at the date of purchase, to be cash equivalents. We maintain our cash and cash equivalents at major financial institutions. The combined account balances at one or more institutions generally exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage. We periodically assess the credit risk associated with these financial institutions. We believe insignificant credit risk exists related to deposits in excess of FDIC insurance coverage.
Off Balance Sheet Arrangements
None.

Contractual Obligations
We have obligations related to our mortgage loans, senior notes, term loans, and revolving credit facility as described in "Note 7. Debt" in the condensed consolidated financial statements.
The following table presents our obligations to make future payments under debt and lease agreements as of March 31, 2025, exclusive of debt discounts and financing costs, which are not future cash obligations.

	Payments due by year ending December 31
	2025	2026	2027	2028	2029	Thereafter	Total
Long-term debt:
Fixed rate, principal (a)	$35,880	$200,000	$226,000	$—	$181,500	$100,000	$743,380
Interest	22,795	27,891	17,089	14,853	11,081	13,578	107,287
Total long-term debt	58,675	227,891	243,089	14,853	192,581	113,578	850,667
Operating leases (b)	380	517	529	522	493	293	2,734
Grand total	$59,055	$228,408	$243,618	$15,375	$193,074	$113,871	$853,401
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company is subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt. The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows. As of March 31, 2025, the Company's debt included outstanding variable-rate debt of $400.0 million, all of which has been swapped to a fixed rate.
The following table summarizes the Company's interest rate swaps as of March 31, 2025 and December 31, 2024:

							Fair Value as of
Effective Interest Rate Swaps	Effective Date	Termination Date	InvenTrust Receives	InvenTrust Pays Fixed Rate of	Fixed Rate Achieved	Notional Amount	March 31, 2025	December 31, 2024
5.5 year Term Loan	4/3/23	3/22/27	1-Month SOFR	3.69%	4.99%	$100,000	$(48)	$656
5 year Term Loan	12/21/23	9/22/26	1-Month SOFR	1.51%	2.81%	100,000	3,248	4,212
5 year Term Loan	12/21/23	9/22/26	1-Month SOFR	1.51%	2.81%	100,000	3,261	4,226
5.5 year Term Loan	6/21/24	3/22/27	1-Month SOFR	1.54%	2.84%	50,000	2,040	2,634
5.5 year Term Loan	6/21/24	3/22/27	1-Month SOFR	1.48%	2.78%	50,000	2,097	2,698
						$400,000	$10,598	$14,426
Gains or losses resulting from marking-to-market derivatives each reporting period are recognized as an increase or decrease in comprehensive income on the condensed consolidated statements of operations and comprehensive income.
The information presented herein does not consider all exposures or positions that could arise in the future. Therefore, the information represented herein has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the hedging strategies at the time, and the related interest rates.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company's management, including its Principal Executive Officer and Principal Financial Officer, evaluated as of March 31, 2025 the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures, as of March 31, 2025, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes to the Company's internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 1A. Risk Factors
As of March 31, 2025, there have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 other than the potential effects of the recent new tariffs and changes in global trade policies on the overall state of the economy and on our business, including the impact on our tenants' business, operations and ability to pay rent, which are discussed elsewhere in this Quarterly Report, including in "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Program
On February 23, 2022, we established a share repurchase program (the "SRP") of up to $150.0 million of our outstanding shares of common stock. The SRP may be suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or particular amount of shares. As of March 31, 2025, no common stock has been repurchased under the SRP.
Stock-Based Compensation Plans
During the quarter ended March 31, 2025, pursuant to the provisions of the following plans, certain of the Company's employees surrendered shares of common stock to satisfy tax withholding obligations associated with the vesting of shares of common stock issued under the InvenTrust Properties Corp. 2015 Incentive Award Plan, as amended (the "Incentive Award Plan"), and the purchase of shares of common stock at a discount under the InvenTrust Properties Corp. 2023 Employee Stock Purchase Plan (the "ESPP").
The following table summarizes all share repurchases during the first quarter of 2025:

Period	Total No. of Shares Purchased (a)	Average Price Paid per Share	Total No. of Shares Purchased as Part of Publicly Announced Plans or Programs	Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2025	—	$—	—	$150,000
February 1 - February 28, 2025	930	$30.13	—	$150,000
March 1 - March 31, 2025	80,613	$29.67	—	$150,000
(a)Consists of shares of common stock surrendered to the Company to satisfy tax withholding obligations associated with the vesting of restricted stock unit awards under our Incentive Award Plan and the purchase of shares of common stock at a discount under the ESPP.

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

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2025, filed with the SEC on April 30, 2025, is formatted in Extensible Business Reporting Language ("XBRL"): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed as part of this Quarterly Report on Form 10-Q
** Furnished as part of this Quarterly Report on Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InvenTrust Properties Corp.

Date:	April 30, 2025
By:	/s/ Daniel J. Busch

Name:	Daniel J. Busch
Title:	President, Chief Executive Officer (Principal Executive Officer)

Date:	April 30, 2025
By:	/s/ Michael Phillips

Name:	Michael Phillips
Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)