Form 10-Q
period 2025-06-30
InvenTrust Properties Corp.
filed 2025-07-30
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of July 25, 2025, there were 77,606,396 shares of the registrant's common stock outstanding.

INVENTRUST PROPERTIES CORP.

Quarterly Report on Form 10-Q
For the quarterly period ended June 30, 2025
Table of Contents

-i-

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	As of
	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Investment properties
Land	$641,255	$712,827
Building and other improvements	2,035,653	2,116,092
Construction in progress	6,466	9,951
Total	2,683,374	2,838,870
Less accumulated depreciation	(483,733)	(511,969)
Net investment properties	2,199,641	2,326,901
Cash, cash equivalents, and restricted cash	294,039	91,221
Intangible assets, net	139,908	137,420
Accounts and rents receivable	35,159	36,131
Deferred costs and other assets, net	40,737	44,277
Total assets	$2,709,484	$2,635,950

Liabilities
Debt, net	$746,335	$740,415
Accounts payable and accrued expenses	44,107	46,418
Distributions payable	18,447	17,512
Intangible liabilities, net	48,314	42,897
Other liabilities	29,995	28,703
Total liabilities	887,198	875,945
Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 146,000,000 shares authorized, 77,606,396 shares issued and outstanding as of June 30, 2025 and 77,450,794 shares issued and outstanding as of December 31, 2024	78	77
Additional paid-in capital	5,732,962	5,730,367
Distributions in excess of accumulated net income	(3,919,016)	(3,984,865)
Accumulated comprehensive income	8,262	14,426
Total stockholders' equity	1,822,286	1,760,005
Total liabilities and stockholders' equity	$2,709,484	$2,635,950
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share amounts)

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Income
Lease income, net	$73,130	$67,056	$146,519	$133,549
Other property income	421	367	803	672
Total income	73,551	67,423	147,322	134,221

Operating expenses
Depreciation and amortization	30,738	28,790	61,352	56,958
Property operating	11,476	10,243	22,223	20,242
Real estate taxes	10,194	9,046	19,550	18,027
General and administrative	8,706	8,661	17,253	16,635
Total operating expenses	61,114	56,740	120,378	111,862

Other (expense) income
Interest expense, net	(8,346)	(9,640)	(16,668)	(19,274)
Gain on sale of investment properties	90,909	—	90,909	—
Other income and expense, net	942	455	1,549	1,313
Total other (expense) income, net	83,505	(9,185)	75,790	(17,961)

Net income	$95,942	$1,498	$102,734	$4,398

Weighted-average common shares outstanding - basic	77,591,538	67,900,275	77,577,831	67,887,402
Weighted-average common shares outstanding - diluted	78,292,422	68,327,263	78,226,681	68,299,657

Net income per common share - basic	$1.24	$0.02	$1.32	$0.06
Net income per common share - diluted	$1.23	$0.02	$1.31	$0.06

Comprehensive income
Net income	$95,942	$1,498	$102,734	$4,398
Unrealized (loss) gain on derivatives, net	(43)	2,386	(1,629)	9,705
Reclassification to net income	(2,293)	(3,314)	(4,535)	(6,631)
Comprehensive income	$93,606	$570	$96,570	$7,472

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income	Total

Beginning balance, January 1, 2025	77,450,794	$77	$5,730,367	$(3,984,865)	$14,426	$1,760,005
Net income	—	—	—	6,792	—	6,792
Unrealized loss on derivatives	—	—	—	—	(1,586)	(1,586)
Reclassification to interest expense, net	—	—	—	—	(2,242)	(2,242)
Distributions declared ($0.2377 per common share)	—	—	—	(18,438)	—	(18,438)
Stock-based compensation, net	116,970	1	274	—	—	275
Ending balance, March 31, 2025	77,567,764	$78	$5,730,641	$(3,996,511)	$10,598	$1,744,806
Net income	—	—	—	95,942	—	95,942
Unrealized loss on derivatives	—	—	—	—	(43)	(43)
Reclassification to interest expense, net	—	—	—	—	(2,293)	(2,293)
Distributions declared ($0.2377 per common share)		—	—	(18,447)	—	(18,447)
Stock-based compensation, net	38,632	—	2,321	—	—	2,321
Ending balance, June 30, 2025	77,606,396	$78	$5,732,962	$(3,919,016)	$8,262	$1,822,286

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income	Total

Beginning balance, January 1, 2024	67,807,831	$68	$5,468,728	$(3,932,826)	$18,074	$1,554,044
Net income	—	—	—	2,900	—	2,900
Unrealized gain on derivatives	—	—	—	—	7,319	7,319
Reclassification to interest expense, net	—	—	—	—	(3,317)	(3,317)
Distributions declared ($0.2263 per common share)	—	—	—	(15,360)	—	(15,360)
Stock-based compensation, net	66,697	—	2,463	—	—	2,463
Ending balance, March 31, 2024	67,874,528	$68	$5,471,191	$(3,945,286)	$22,076	$1,548,049
Net income	—	—	—	1,498	—	1,498
Unrealized gain on derivatives	—	—	—	—	2,386	2,386
Reclassification to interest expense, net	—	—	—	—	(3,314)	(3,314)
Distributions declared ($0.2263 per common share)	—	—	—	(15,370)	—	(15,370)
Stock-based compensation, net	42,600	—	2,324	—	—	2,324
Ending balance, June 30, 2024	67,917,128	$68	$5,473,515	$(3,959,158)	$21,148	$1,535,573

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months ended June 30
	2025	2024
Cash flows from operating activities:
Net income	$102,734	$4,398
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	61,352	56,958
Amortization of market-lease intangibles and inducements, net	(1,984)	(1,233)
Amortization of debt discounts and financing costs	1,340	1,175
Accretion of finance lease liability	11	—
Straight-line rent adjustments, net	(1,738)	(1,887)
Provision for estimated credit losses	290	231
Gain on sale of investment properties	(90,909)	—
Stock-based compensation, net	5,484	4,757
Changes in operating assets and liabilities:
Accounts and rents receivable	709	6,148
Deferred costs and other assets, net	(3,179)	(1,542)
Accounts payable and accrued expenses	(5,055)	(5,891)
Other liabilities	(189)	(1,652)
Net cash provided by operating activities	68,866	61,462
Cash flows from investing activities:
Purchase of investment properties	(97,402)	(60,533)
Capital investments and leasing costs	(18,104)	(16,520)
Proceeds from sale of investment properties, net	299,422	—
Other investing activities, net	1,291	(192)
Net cash provided by (used in) investing activities	185,207	(77,245)
Cash flows from financing activities:
Payment of tax withholdings for share-based compensation	(2,420)	(1,197)
Proceeds from sale of common stock under ESPP	210	—
Distributions to stockholders	(35,950)	(29,954)
Proceeds from line of credit	13,000	—
Repayments of line of credit	(13,000)	—
Payoffs of mortgage debt	(13,000)	(15,700)
Principal payments of mortgage debt	(95)	—
Net cash used in financing activities	(51,255)	(46,851)
Net increase (decrease) in cash, cash equivalents, and restricted cash	202,818	(62,634)
Cash, cash equivalents, and restricted cash at the beginning of the period	91,221	99,763
Cash, cash equivalents, and restricted cash at the end of the period	$294,039	$37,129

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months ended June 30
	2025	2024

Supplemental disclosure and schedules:
Cash flow disclosure, including non-cash activities:
Cash paid for interest, net of capitalized interest	$15,362	$18,536
Cash paid for income taxes, net of refunds	675	569
Distributions payable to stockholders	18,447	15,370
Accrued capital investments and leasing costs	5,240	4,377
Capitalized costs placed in service	11,301	4,944
Gross issuance of shares for stock-based compensation	6,975	3,963
Finance lease right of use assets obtained in exchange for lease liabilities	10,973	—

Purchase of investment properties:
Net investment properties	$93,752	$62,914
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	20,658	12,840
Accounts payable and accrued expenses, lease intangibles, and other liabilities	(9,613)	(2,631)
Assumption of mortgage debt, net	(7,395)	(12,590)
Cash outflow for purchase of investment properties, net	97,402	60,533
Assumption of mortgage principal	7,981	13,000
Capitalized acquisition costs	(1,050)	(260)
Credits and other changes in cash outflow, net	1,042	327
Gross acquisition price of investment properties	$105,375	$73,600

Sale of investment properties:
Net investment properties	$205,436	$—
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	4,168	—
Accounts payable and accrued expenses, lease intangibles, and other liabilities	(1,091)	—
Gain on sale of investment properties	90,909	—
Proceeds from sale of investment properties, net	299,422	—
Credits and other changes in cash inflow, net	6,578	—
Gross disposition price of investment properties	$306,000	$—
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.
Notes to Condensed Consolidated Financial Statements
June 30, 2025 and 2024
(Unaudited)
The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of these interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (this "Quarterly Report") should refer to the audited consolidated financial statements of InvenTrust Properties Corp. (the "Company" or "InvenTrust") as of and for the year ended December 31, 2024, which are included in the Company's Annual Report on Form 10-K (the "Annual Report") as certain note disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary (consisting of normal recurring accruals, except as otherwise noted) for a fair presentation have been included in these condensed consolidated financial statements. Unless otherwise noted, all square feet and dollar amounts are stated in thousands, except share, per share and per square foot data. Number of properties and square feet are unaudited.

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
The Company has a single reportable segment, multi-tenant retail, for disclosure purposes in accordance with GAAP. The following table summarizes the Company's retail portfolio as of June 30, 2025 and 2024:

	As of June 30
	2025	2024
No. of properties	67	64
Gross Leasable Area (square feet)	10,556	10,484

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

3. Revenue Recognition
Operating Leases
Minimum lease payments to be received under long-term operating leases and short-term specialty leases, excluding additional percentage rent based on tenants' sales volume and tenant reimbursements of certain operating expenses, and assuming no exercise of renewal options or early termination rights, are as follows:

As of June 30, 2025
Remaining 2025	$101,877
2026	195,464
2027	169,546
2028	145,198
2029	117,060
Thereafter	422,022
Total	$1,151,167
The foregoing table includes payments from tenants who have taken possession of their space and tenants who have been moved to the cash basis of accounting for revenue recognition purposes. The remaining lease terms range from less than one year to fifty-five years.
The following table reflects the disaggregation of lease income, net:

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Minimum base rent	$47,158	$43,189	$94,224	$85,636
Real estate tax recoveries	9,394	8,294	17,993	16,399
Common area maintenance, insurance, and other recoveries	9,110	8,041	18,509	15,895
Ground rent income	5,002	4,749	10,078	9,486
Amortization of market-lease intangibles and inducements, net	1,089	657	1,984	1,233
Short-term and other lease income	808	673	2,225	1,934
Termination fee income	48	749	58	1,310
Straight-line rent adjustments, net	844	981	1,738	1,887
Provision for uncollectible rent and recoveries, net	(323)	(277)	(290)	(231)
Lease income, net	$73,130	$67,056	$146,519	$133,549
4. Acquired Properties
The following table reflects the retail properties acquired during the six months ended June 30, 2025:

Month Acquired	Property	Market	Square Feet	Gross Acquisition Price	Assumption of Mortgage Debt
Apr-25	Plaza Escondida (a)	Tucson, AZ	91	$23,000	$7,981
Apr-25	Carmel Village	Charlotte, NC	54	19,925	—
Jun-25	West Ashley Station (b)	Charleston, SC	79	26,600	—
Jun-25	Twelve Oaks Shopping Center	Savannah, GA	106	35,850	—
			330	$105,375	$7,981
(a)The Company recognized a fair value adjustment of $507 related to the mortgage payable secured by the property.
(b)The Company recognized a finance lease liability of $10,973 associated with the ground lease assumed upon the acquisition of this property. See "Note 11. Commitments and Contingencies".

The following table reflects the retail properties acquired during the six months ended June 30, 2024:

Month Acquired	Property	Market	Square Feet	Gross Acquisition Price	Assumption of Mortgage Debt
Feb-24	The Plant (a)	Phoenix, AZ	57	$29,500	$13,000
Apr-24	Moores Mill	Atlanta, GA	70	28,000	—
Jun-24	Maguire Groves (b)	Orlando, FL	33	16,100	—
			160	$73,600	$13,000
(a)The Company recognized a fair value adjustment of $410 related to the mortgage payable secured by the property.
(b)Maguire Groves is immediately adjacent to Plantation Grove, a Publix anchored neighborhood center wholly-owned by the Company. The Company operates these properties under the Plantation Grove name.

The following table reflects the Company's purchase price allocations of retail properties acquired, accounted for as asset acquisitions, during the six months ended June 30, 2025 and 2024:

	2025 Acquisitions		2024 Acquisitions
	Amount	Weighted Average Useful Life (in Years)	Amount	Weighted Average Useful Life (in Years)
Land	$11,277	N/A	$11,130	N/A
Building, roofs, and site improvements	84,483	28.5	51,784	28.0
Finance lease fair value adjustment (a)	(2,008)	66.6	—	N/A
In-place lease intangibles	19,542	7.8	12,668	8.4
Above-market lease intangibles	915	8.1	161	5.9
Mortgage payable fair value adjustment	507	5.1	410	1.3
Below-market lease intangibles	(9,093)	14.3	(2,397)	12.9
Net assets acquired	105,623		73,756
Capitalized acquisition costs	(1,050)		(260)
Closing credits	802		104
Gross acquisition price	$105,375		$73,600
(a)The Company recognized a fair value adjustment to the finance lease right-of-use ("ROU") asset related to the ground lease assumed upon the acquisition of West Ashley Station. See "Note 11. Commitments and Contingencies".

5. Disposed Properties
The following table reflects the real property disposed of during the six months ended June 30, 2025:

Month Disposed	Property	Market	Square Feet	Gross Disposition Price	Gain on Sale
Jun-25	California portfolio disposition (a)	California	746	$306,000	$90,909
(a)The Company disposed of five properties, consisting of River Oaks Shopping Center, Campus Marketplace, Old Grove Marketplace, Bear Creek Village Center, and Pavilion at La Quinta, as part of a portfolio sale.
There were no properties disposed of during the six months ended June 30, 2024.

6. Debt
The Company's debt consists of mortgages payable, unsecured term loans, senior notes, an unsecured revolving line of credit, and a finance lease liability. The Company believes it has the ability to repay, refinance, or extend any of its debt, and that it has adequate sources of funds to meet short-term cash needs. It is anticipated that the Company will use proceeds from property sales, cash on hand, and available capacity on credit agreements, if any, to repay, refinance or extend the mortgages payable maturing in the near term.
The Company's credit agreements and mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions, and distribution limitations. As of June 30, 2025 and December 31, 2024, the Company was in compliance with all loan covenants.
Mortgages Payable
On April 1, 2025, the Company assumed a $7,981 mortgage payable upon the acquisition of Plaza Escondida.
On May 9, 2025, the Company extinguished a $13,000 mortgage payable secured by The Plant with its available liquidity.
Credit Agreements
The Company has a $500.0 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility is scheduled to mature on January 15, 2029, with one 6-month extension option. As of June 30, 2025, the Company had available liquidity of $500.0 million under the Revolving Credit Facility.
The Company has a $400.0 million term loan (the "Term Loan"), which consists of a $200.0 million 5-year tranche maturing on September 22, 2026, and a $200.0 million 5.5-year tranche maturing on March 22, 2027.
Interest Rate Swaps
As of June 30, 2025, the Company was party to five effective interest rate swap agreements which achieve fixed interest rates through the maturity dates of the Term Loan.
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
Finance Lease Liability
On June 10, 2025, in connection with its acquisition of West Ashley Station, the Company assumed a ground lease and recognized a related finance lease liability of $10,973. As of June 30, 2025, the balance of the finance lease liability was $10,984. See "Note 11. Commitments and Contingencies".

The following table summarizes the Company's debt as of June 30, 2025 and December 31, 2024:

			As of June 30, 2025		As of December 31, 2024
	Maturity	Rate Type	Interest Rate	Amount	Interest Rate	Amount
Mortgages Payable
Total mortgages payable	Various	Fixed	3.99% (a)	$88,267	3.97% (a)	$93,380

Term Loan
$200.0 million 5 year	Sep-26	Fixed	2.81% (b)	100,000	2.81% (b)	100,000
$200.0 million 5 year	Sep-26	Fixed	2.81% (b)	100,000	2.81% (b)	100,000
$200.0 million 5.5 year	Mar-27	Fixed	2.78% (b)	50,000	2.78% (b)	50,000
$200.0 million 5.5 year	Mar-27	Fixed	2.84% (b)	50,000	2.84% (b)	50,000
$200.0 million 5.5 year	Mar-27	Fixed	4.99% (b)	100,000	4.99% (b)	100,000
Total				400,000		400,000

Senior Notes
$150.0 million Series A Notes	Aug-29	Fixed	5.07%	150,000	5.07%	150,000
$100.0 million Series B Notes	Aug-32	Fixed	5.20%	100,000	5.20%	100,000
Total				250,000		250,000

Revolving Line of Credit
$500.0 million total capacity	Jan-29	Variable	1M SOFR + 1.15% (c)(d)	—	1M SOFR + 1.15% (c)(d)	—

Total secured and unsecured debt			4.03%	738,267	4.03%	743,380

Finance Lease Liability
West Ashley Station Ground Lease	Jan-92	N/A	N/A	10,984	N/A	N/A

Debt discounts and financing costs, net				(2,916)		(2,965)
Debt, net				$746,335		$740,415
(a)Interest rates reflect the weighted average of the Company's mortgages payable.
(b)Interest rates reflect the fixed rates achieved through the Company's interest rate swaps.
(c)As of June 30, 2025 and December 31, 2024, 1-Month Term SOFR was 4.32% and 4.33%, respectively.
(d)Interest rate applies to drawn balance only. An additional annual facility fee of 0.15% applies to entire line of credit capacity.

The following table summarizes the scheduled maturities of the Company's mortgages payable as of June 30, 2025:

Scheduled maturities by year:	Principal Balance
Remaining 2025	$22,880
2026	—
2027	26,000
2028	—
2029	31,500
Thereafter	7,887
Total	$88,267

7. Fair Value Measurements
Recurring Measurements
The following financial instruments are remeasured at fair value on a recurring basis:

	Fair Value Measurements as of
	June 30, 2025			December 31, 2024
Cash Flow Hedges: (a) (b)	Level 1	Level 2 (c)	Level 3	Level 1	Level 2 (c)	Level 3
Derivative interest rate swaps	—	$8,262	—	—	$14,426	—
(a)During the twelve months subsequent to June 30, 2025, an estimated $6,895 of derivative interest rate balances recognized in accumulated comprehensive income will be reclassified into earnings.
(b)As of June 30, 2025 and December 31, 2024, the Company determined that the credit valuation adjustments associated with nonperformance risk are not significant to the overall valuation of its derivatives. As a result, the Company's derivative valuations in their entirety are classified as Level 2 of the fair value hierarchy.
(c)Derivative assets or liabilities are recognized as a part of deferred costs and other assets, net or other liabilities, respectively.
Nonrecurring Measurements
Investment Properties
During the six months ended June 30, 2025 and 2024, the Company had no Level 3 nonrecurring fair value measurements.
Financial Instruments Not Measured at Fair Value
The following table summarizes the estimated fair value of financial instruments presented at carrying values in the Company's condensed consolidated financial statements as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
	Carrying Value	Estimated Fair Value	Market Interest Rate	Carrying Value	Estimated Fair Value	Market Interest Rate
Mortgages payable	$88,267	$83,835	6.30%	$93,380	$87,576	6.64%
Senior notes	250,000	245,719	5.47%	250,000	236,480	6.23%
Term Loan	400,000	400,385	4.83%	400,000	400,170	5.29%
Revolving Credit Facility	—	—	N/A	—	—	N/A
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
The following table reconciles the amounts used in calculating basic and diluted EPS:

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Numerator:
Net income attributed to common shares - basic and diluted	$95,942	$1,498	$102,734	$4,398

Denominator:
Weighted average common shares outstanding - basic	77,591,538	67,900,275	77,577,831	67,887,402
Dilutive effect of unvested restricted shares	700,884	426,988	648,850	412,255
Weighted average common shares outstanding - diluted	78,292,422	68,327,263	78,226,681	68,299,657

Basic and diluted earnings per common share:
Net income per common share - basic	$1.24	$0.02	$1.32	$0.06
Net income per common share - diluted	$1.23	$0.02	$1.31	$0.06

ATM Program
On March 7, 2022, the Company established an at-the-market equity offering program (the "ATM Program") through which the Company may sell from time to time up to an aggregate of $250.0 million of its common stock. In connection with the ATM Program, the Company may sell shares of its common stock to or through sales agents, or may enter into separate forward sale agreements with one of the agents, or one of their respective affiliates, as a forward purchaser. During the six months ended June 30, 2025 and 2024, no shares were issued under the ATM Program. As of June 30, 2025, $236.7 million of common stock remains available for issuance under the ATM Program.
Share Repurchase Program
On February 23, 2022, the Company established a share repurchase program (the "SRP") of up to $150.0 million of the Company's outstanding shares of common stock. The SRP may be suspended or discontinued at any time, and does not obligate the Company to repurchase any dollar amount or particular amount of shares. As of June 30, 2025, the Company has not repurchased any common stock under the SRP.

9. Stock-Based Compensation
Incentive Award Plan
The Company's board of directors (the "Board") adopted the InvenTrust Properties Corp. 2015 Incentive Award Plan effective as of June 19, 2015 (the "Incentive Award Plan"). On May 6, 2016, the Board adopted the first amendment to the Incentive Award Plan and on March 20, 2024, the Board adopted the second amendment to the Incentive Award Plan (collectively, the "Amendments"). The Company's stockholders approved the Incentive Award Plan, as amended by the Amendments, on May 7, 2024, which, among other things, increased the aggregate number of shares of common stock that may be issued pursuant to awards granted under the Incentive Award Plan (the "Share Limit") by 2,750,000 shares to 5,750,000 shares. Any forfeited awards or unearned performance shares subject to an award are added back to the Share Limit. As of June 30, 2025, 2,514,805 shares were available for future issuance under the Incentive Award Plan, as amended by the Amendments.
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

The following table summarizes the Company's restricted stock unit ("RSU") activity during the six months ended June 30, 2025 under the Incentive Award Plan:

	Unvested Time- Based RSUs	Unvested Performance and Market-Based RSUs	Weighted-Average Grant Date Price Per Share
Outstanding as of January 1, 2025	187,775	1,146,728	$17.71
Shares granted	179,267	361,634	$22.98
Shares vested	(38,632)	(188,101)	$17.85
Unearned performance shares	—	(188,100)	$16.41
Shares forfeited	(9,381)	(3,401)	$24.34
Outstanding as of June 30, 2025	319,029	1,128,760	$19.77
Employee Stock Purchase Plan
Employees may purchase up to an aggregate of 3,300,000 shares of the Company's common stock under an Employee Stock Purchase Plan (the "ESPP"), of which 3,263,953 shares remain available for future issuance as of June 30, 2025.
The following table summarizes the Company's common stock activity under the ESPP:

Six months ended June 30, 2025
Gross shares purchased	10,412
Discounted issuance price	$20.14
Issuance proceeds	$210
Stock-Based Compensation Expense
The following table summarizes the Company's stock-based compensation expense:

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Incentive Award Plan, net (a)	$2,680	$2,532	$5,408	$4,688
Employee Stock Purchase Plan (b)	38	34	76	69
Stock-based compensation, net	$2,718	$2,566	$5,484	$4,757
(a)As of June 30, 2025, there was $16,934 of total estimated unrecognized compensation expense to be recognized through December 2028.
(b)As of June 30, 2025, there was $7 of total estimated unrecognized compensation expense to be recognized through December 2026.

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
Retail properties generally require capital investments, including value-enhancing development and redevelopment projects and leasing commissions. During the three months ended June 30, 2025 and 2024, the Company paid $10,731 and $9,427 of capital investments and leasing costs, respectively. During the six months ended June 30, 2025 and 2024, the Company paid $18,104 and $16,520 of capital investments and leasing costs, respectively. As of June 30, 2025 and 2024, total accrued capital investments and leasing costs were $5,240 and $4,377, respectively.
The measure of segment assets regularly reviewed by the CODM is reported on the consolidated balance sheets as Total assets. No single tenant comprises 10% or more of the Company's Lease income, net for any years presented.
Net Operating Income
The following table reconciles net income, the most directly comparable GAAP measure, to NOI:

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Net income	$95,942	$1,498	$102,734	$4,398
Adjustments to reconcile to NOI:
Other income and expense, net	(942)	(455)	(1,549)	(1,313)
Interest expense, net	8,346	9,640	16,668	19,274
Gain on sale of investment properties	(90,909)	—	(90,909)	—
Depreciation and amortization	30,738	28,790	61,352	56,958
General and administrative	8,706	8,661	17,253	16,635
Adjustments to NOI (a)	(1,981)	(2,387)	(3,780)	(4,430)
NOI	$49,900	$45,747	$101,769	$91,522
(a)Adjustments to NOI include lease termination income and expense and GAAP Rent Adjustments.

Significant Expenses
The following table reflects the disaggregation of property operating expenses:

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Repairs and maintenance	$3,833	$3,040	$7,208	$5,974
Payroll, benefits, and office	2,610	2,572	5,365	5,247
Utilities and waste removal	2,527	2,250	4,989	4,378
Property insurance	1,586	1,585	2,916	3,127
Security, legal, and other expenses	920	796	1,745	1,516
Property operating expenses	$11,476	$10,243	$22,223	$20,242

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
During the six months ended June 30, 2025, the Captive paid claims of $516. As of June 30, 2025, the Captive had estimated claims payable of $1,317.
Lessee Operating and Finance Lease Commitments
The Company has non-cancelable leases for corporate office space for which the Company recognizes operating lease ROU assets and related lease liabilities.
The land underlying West Ashley Station is subject to a long-term ground lease whereby the Company, as lessee, is required to pay fixed and variable rent. On June 10, 2025, the Company recognized a finance lease ROU asset of $8,965, inclusive of an initial fair value adjustment of $2,008, and related finance lease liability of $10,973. The ground lease expires in January 2092.
For operating and finance leases, the discount rate applied to initially measure each ROU asset and lease liability is based on the Company's incremental borrowing rate ("IBR"), as the rates implicit in the lease are not readily determinable. The Company utilizes a market-based approach to estimate an IBR for each lease, which generally considers market-based interest rates and publicly available data for instruments with similar characteristics. We also consider adjustments, as needed, related to tenor, credit spreads, and credit ratings, if not fully incorporated by the aforementioned data sets.
The following table summarizes the Company's operating and finance leases as of June 30, 2025 and December 31, 2024:

		As of
	Balance Sheet Caption	June 30, 2025	December 31, 2024
Operating lease ROU assets	Deferred costs and other assets, net	$2,683	$3,012
Operating lease ROU accumulated amortization	Deferred costs and other assets, net	$(995)	$(1,163)
Operating lease liabilities	Other liabilities	$(2,327)	$(2,528)

Finance lease ROU asset	Building and other improvements	$8,965	$—
Finance lease ROU accumulated amortization	Accumulated depreciation	$(8)	$—
Finance lease liability	Debt, net	$(10,984)	$—

Weighted-average remaining lease term - Operating leases		5.0 years	5.2 years
Weighted-average remaining lease term - Finance lease		66.6 years	N/A
Weighted-average discount rate - Operating leases		4.49%	4.49%
Weighted-average discount rate - Finance lease		6.80%	N/A

The following table summarizes the Company's lease costs for the three and six months ended June 30, 2025 and 2024:

	Statement of Operations Expense Caption	Three months ended June 30		Six months ended June 30
		2025	2024	2025	2024
Operating lease costs:
Minimum lease cost	General and administrative	$108	$126	$216	$253
Variable lease cost	General and administrative	$68	$77	$157	$178
Short-term lease cost	General and administrative	$—	$56	$—	$100

Finance lease costs:
Amortization of ROU asset	Depreciation and amortization	$8	$—	$8	$—
Interest on lease liability	Interest expense, net	$43	$—	$43	$—
Variable lease cost	Property operating	$8	$—	$8	$—

The following table summarizes the Company's future minimum lease obligations as of June 30, 2025:

	Future Minimum Lease Payments
Scheduled minimum payments by year:	Operating Leases	Finance Lease
Remaining 2025	$247	$275
2026	517	550
2027	529	578
2028	522	605
2029	493	605
Thereafter	293	71,816
Total expected minimum lease obligation	2,601	74,429
Less: Amount representing interest (a)	(274)	(63,445)
Present value of net minimum lease payments	$2,327	$10,984
(a)Interest includes the amount necessary to reduce the total expected minimum lease obligations to present value calculated at the Company's IBR.

12. Subsequent Events
In preparing its condensed consolidated financial statements, the Company evaluated events and transactions occurring after June 30, 2025 through the date the financial statements were issued for recognition and disclosure purposes.
On July 1, 2025, the Company acquired Marketplace at Encino Park, a 92,000 square foot neighborhood center anchored by Sprouts Farmers Market in San Antonio, Texas, for a gross acquisition price of $38.5 million. The Company used cash on hand to fund the acquisition.
On July 17, 2025, the Company acquired West Broad Marketplace, a 386,000 square foot community center anchored by Wegmans in the Richmond, Virginia market, for a gross acquisition price of $86.0 million. The Company used cash on hand to fund the acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (this "Quarterly Report"), other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). These statements include statements about InvenTrust Properties Corp.'s (the "Company", "InvenTrust", "we", "our", or "us") plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events; and involve known and unknown risks that are difficult to predict.
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
•future increases in interest rates;
•rising inflation;
•the effects of uncertain and evolving tariff activity and changes in global trade policies on the overall state of the economy and on our business, including the impact on our tenants' business, operations and ability to pay rent;
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
Macroeconomic Trends
Our business, and the business and operations of our tenants, depend on the overall state of the economy, and we and they could be negatively impacted by slower economic growth and the potential for a recession. Although certain indicators have suggested that inflation has made downward progress, the economy continues to be impacted by elevated inflation rates and faces further inflation risk. Uncertain and evolving tariffs and trade issues continue to contribute to overall uncertainty with respect to the economy and may adversely impact our tenants' operations. Additionally, other potential challenging macroeconomic conditions, and the resulting impact on the economy and consumer spending, could negatively impact our and our tenants' business.
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

Recent Developments
Acquisitions
On April 1, 2025, the Company acquired Plaza Escondida, a 91,000 square foot neighborhood center anchored by Trader Joe’s in Tucson, Arizona, for a gross acquisition price of $23.0 million. The Company used cash on hand and assumed a mortgage payable of $8.0 million to fund the acquisition.
On April 24, 2025, the Company acquired Carmel Village, a 54,000 square foot neighborhood center in Charlotte, North Carolina, for a gross acquisition price of $19.9 million. The Company used cash on hand to fund the acquisition.
On June 10, 2025, the Company acquired West Ashley Station, a 79,000 square foot neighborhood center anchored by Whole Foods Market in Charleston, South Carolina, for a gross acquisition price of $26.6 million. The Company used cash on hand to fund the acquisition.
On June 23, 2025, the Company acquired Twelve Oaks Shopping Center, a 106,000 square foot neighborhood center anchored by Publix in Savannah, Georgia, for a gross acquisition price of $35.9 million. The Company used cash on hand to fund the acquisition.
Mortgage Payoff
On May 9, 2025, the Company extinguished at maturity a $13.0 million mortgage payable secured by The Plant with its available liquidity.
Our Retail Portfolio
The following table summarizes our retail portfolio as of June 30, 2025 and 2024:

	As of June 30
	2025	2024
No. of properties	67	64
GLA (square feet)	10,556	10,484
Economic occupancy (a)	95.5%	93.7%
Leased occupancy (b)	97.3%	96.4%
ABR PSF (c)	$20.18	$19.71
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
Summary by Same Property
Properties classified as same property were owned for the entirety of both periods presented ("Same Properties"). The following table summarizes the Same Properties of our retail portfolio for the three and six months ended June 30, 2025 and 2024.

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
No. of properties	57	57	56	56
GLA (square feet)	9,442	9,416	9,385	9,359
Economic occupancy	95.4%	93.9%	95.4%	93.9%
Leased occupancy	97.3%	96.5%	97.2%	96.5%
ABR PSF	$19.98	$19.28	$19.92	$19.22
Lease Expirations
Our retail business is neither highly dependent on specific retailers nor subject to lease rollover concentration. We believe this minimizes risk to our retail portfolio from significant revenue variances over time.

Results of Operations
Comparison of results for the three and six months ended June 30, 2025 and 2024
We generate substantially all of our earnings from property operations. Since January 1, 2024, we have acquired eleven retail properties and disposed of six.
The following table presents the increases in income for the three and six months ended June 30, 2025 and 2024.

	Three months ended June 30			Six months ended June 30
	2025	2024	Increase	2025	2024	Increase
Income
Lease income, net	$73,130	$67,056	$6,074	$146,519	$133,549	$12,970
Other property income	421	367	54	803	672	131
Total income	$73,551	$67,423	$6,128	$147,322	$134,221	$13,101
Lease income, net, for the three months ended June 30, 2025 increased $6.1 million when compared to the same period in 2024, as a result of increases from properties acquired of $6.8 million, decreases from properties disposed of $3.1 million, and the following activity related to our Same Properties:
•$1.7 million of increased minimum base and ground rent attributable to increased occupancy and ABR PSF,
•$1.2 million of increased common area maintenance and real estate tax recoveries, and
•$0.4 million of net increases in all other lease income, partially offset by:
•$0.6 million of decreased lease termination income, and
•$0.3 million of net decreased straight-line rent adjustments.
Lease income, net, for the six months ended June 30, 2025 increased $13.0 million when compared to the same period in 2024, as a result of increases from properties acquired of $13.1 million, decreases from properties disposed of $4.6 million, and the following activity related to our Same Properties:
•$3.3 million of increased minimum base and ground rent attributable to increased occupancy and ABR PSF,
•$2.2 million of increased common area maintenance and real estate tax recoveries, and
•$0.5 million of net increases in all other lease income, partially offset by:
•$1.0 million of decreased lease termination income, and
•$0.5 million of net decreased straight-line rent adjustments.

The following table presents the increases in operating expenses for the three and six months ended June 30, 2025 and 2024.

	Three months ended June 30			Six months ended June 30
	2025	2024	Increase	2025	2024	Increase
Operating expenses
Depreciation and amortization	$30,738	$28,790	$1,948	$61,352	$56,958	$4,394
Property operating	11,476	10,243	1,233	22,223	20,242	1,981
Real estate taxes	10,194	9,046	1,148	19,550	18,027	1,523
General and administrative	8,706	8,661	45	17,253	16,635	618
Total operating expenses	$61,114	$56,740	$4,374	$120,378	$111,862	$8,516
Depreciation and amortization for the three months ended June 30, 2025 increased $1.9 million when compared to the same period in 2024, as a result of:
•$5.0 million of increases from properties acquired, partially offset by:
•$2.1 million of net decreases from our Same Properties, and
•$1.0 million of decreases from properties disposed.

Depreciation and amortization for the six months ended June 30, 2025 increased $4.4 million when compared to the same period in 2024, as a result of:
•$9.5 million of increases from properties acquired, partially offset by:
•$3.6 million of net decreases from our Same Properties, and
•$1.5 million of decreases from properties disposed.
Property operating expenses for the three months ended June 30, 2025 increased $1.2 million when compared to the same period in 2024, as a result of:
•$1.4 million of increases from properties acquired, and
•$0.7 million of increased repair and maintenance costs from our Same Properties, partially offset by:
•$0.9 million of decreases from properties disposed.
Property operating expenses for the six months ended June 30, 2025 increased $2.0 million when compared to the same period in 2024, as a result of:
•$1.9 million of increases from properties acquired, and
•$0.8 million of increased repair and maintenance costs from our Same Properties, partially offset by:
•$0.7 million of decreases from properties disposed.
Real estate taxes for the three months ended June 30, 2025 increased $1.1 million when compared to the same period in 2024, as a result of:
•$0.7 million of increases from properties acquired, and
•$0.9 million of net increases from our Same Properties, partially offset by:
•$0.5 million of decreases from properties disposed.
Real estate taxes for the six months ended June 30, 2025 increased $1.5 million when compared to the same period in 2024, as a result of:
•$1.3 million of increases from properties acquired, and
•$1.0 million of net increases from our Same Properties, partially offset by:
•$0.8 million of decreases from properties disposed.
General and administrative expenses for the six months ended June 30, 2025 increased $0.6 million when compared to the same period in 2024, primarily as a result of increased stock-based compensation costs.
The following table presents the changes in other income and expense for the three and six months ended June 30, 2025 and 2024.

	Three months ended June 30			Six months ended June 30
	2025	2024	Change	2025	2024	Change
Other (expense) income
Interest expense, net	$(8,346)	$(9,640)	$1,294	$(16,668)	$(19,274)	$2,606
Gain on sale of investment properties	90,909	—	90,909	90,909	—	90,909
Other income and expense, net	942	455	487	1,549	1,313	236
Total other (expense) income, net	$83,505	$(9,185)	$92,690	$75,790	$(17,961)	$93,751
Interest expense, net for the three and six months ended June 30, 2025 decreased $1.3 million and $2.6 million, respectively, when compared to the same periods in 2024, primarily as a result of the extinguishment of a $72.5 million pooled mortgage payable in September 2024.
During the three and six months ended June 30, 2025, we completed a portfolio sale of five properties in California for an aggregate gross disposition price of $306.0 million and recognized a gain of $90.9 million.

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
Comparison of Same Property results for the three and six months ended June 30, 2025 and 2024
A total of 57 and 56 retail properties met our Same Property criteria for the three and six months ended June 30, 2025 and 2024, respectively.
Reconciliation of Net Income to Non-GAAP Measures
The following table reconciles net income, the most directly comparable GAAP measure, to NOI and Same Property NOI:

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Net income	$95,942	$1,498	$102,734	$4,398
Adjustments to reconcile to non-GAAP metrics:
Other income and expense, net	(942)	(455)	(1,549)	(1,313)
Interest expense, net	8,346	9,640	16,668	19,274
Gain on sale of investment properties	(90,909)	—	(90,909)	—
Depreciation and amortization	30,738	28,790	61,352	56,958
General and administrative	8,706	8,661	17,253	16,635
Adjustments to NOI (a)	(1,981)	(2,387)	(3,780)	(4,430)
NOI	49,900	45,747	101,769	91,522
NOI from other investment properties	(7,274)	(5,080)	(16,708)	(10,938)
Same Property NOI	$42,626	$40,667	$85,061	$80,584
(a)Adjustments to NOI include lease termination income and expense and GAAP Rent Adjustments.
Comparison of the components of Same Property NOI
The following table presents the changes in Same Property NOI for the three months ended June 30, 2025 and 2024:

	Three months ended June 30
	2025	2024	Change	Variance
Minimum base rent	$39,777	$38,197	$1,580	4.1%
Real estate tax recoveries	8,177	7,338	839	11.4%
Common area maintenance, insurance, and other recoveries	7,555	7,120	435	6.1%
Ground rent income	4,334	4,222	112	2.7%
Short-term and other lease income	802	592	210	35.5%
Reversal of uncollectible rent and recoveries, net	(103)	(173)	70	40.5%
Other property income	390	306	84	27.5%
Total income	60,932	57,602	3,330	5.8%
Property operating	9,416	8,965	451	5.0%
Real estate taxes	8,890	7,970	920	11.5%
Total operating expenses	18,306	16,935	1,371	8.1%
Same Property NOI	$42,626	$40,667	$1,959	4.8%
Same Property NOI increased by $2.0 million, or 4.8%, when comparing the three months ended June 30, 2025 to the same period in 2024, and was primarily a result of increased occupancy, increased ABR PSF from fixed annual rent escalations, and favorable lease spreads.

The following table presents the changes in Same Property NOI for the six months ended June 30, 2025 and 2024:

	Six months ended June 30
	2025	2024	Change	Variance
Minimum base rent	$78,459	$75,381	$3,078	4.1%
Real estate tax recoveries	15,460	14,463	997	6.9%
Common area maintenance, insurance, and other recoveries	15,096	13,907	1,189	8.5%
Ground rent income	8,606	8,401	205	2.4%
Short-term and other lease income	1,983	1,589	394	24.8%
Reversal of uncollectible rent and recoveries, net	(32)	(115)	83	72.2%
Other property income	704	561	143	25.5%
Total income	120,276	114,187	6,089	5.3%
Property operating	18,355	17,750	605	3.4%
Real estate taxes	16,860	15,853	1,007	6.4%
Total operating expenses	35,215	33,603	1,612	4.8%
Same Property NOI	$85,061	$80,584	$4,477	5.6%
Same Property NOI increased by $4.5 million, or 5.6%, when comparing the six months ended June 30, 2025 to the same period in 2024, and was primarily a result of increased occupancy, increased ABR PSF from fixed annual rent escalations, favorable lease spreads, and leases with advantageous fixed recovery terms.

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
See our Annual Report for expanded descriptions of Nareit FFO and Core FFO.
The following table presents the reconciliation of net income, the most directly comparable GAAP measure, to Nareit FFO Applicable to Common Shares and Dilutive Securities and Core FFO Applicable to Common Shares and Dilutive Securities:

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Net income	$95,942	$1,498	$102,734	$4,398
Depreciation and amortization of real estate assets	30,451	28,570	60,817	56,516
Gain on sale of investment properties	(90,909)	—	(90,909)	—
Nareit FFO Applicable to Common Shares and Dilutive Securities	35,484	30,068	72,642	60,914
Amortization of market lease intangibles and inducements, net	(1,089)	(657)	(1,984)	(1,233)
Straight-line rent adjustments, net	(844)	(981)	(1,738)	(1,887)
Amortization of debt discounts and financing costs	657	600	1,340	1,175
Accretion of finance lease liability	11	—	11	—
Depreciation and amortization of corporate assets	287	220	535	442
Non-operating income and expense, net (a)	(170)	(116)	(241)	(296)
Core FFO Applicable to Common Shares and Dilutive Securities	$34,336	$29,134	$70,565	$59,115

Weighted average common shares outstanding - basic	77,591,538	67,900,275	77,577,831	67,887,402
Dilutive effect of unvested restricted shares (b)	700,884	426,988	648,850	412,255
Weighted average common shares outstanding - diluted	78,292,422	68,327,263	78,226,681	68,299,657

Net income per diluted share	$1.23	$0.02	$1.31	$0.06
Per share adjustments for Nareit FFO	(0.78)	0.42	(0.38)	0.83
Nareit FFO per diluted share	$0.45	$0.44	$0.93	$0.89
Per share adjustments for Core FFO	(0.01)	(0.01)	(0.03)	(0.02)
Core FFO per diluted share	$0.44	$0.43	$0.90	$0.87
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
The following table presents the reconciliation of net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA:

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Net income	$95,942	$1,498	$102,734	$4,398
Interest expense, net	8,346	9,640	16,668	19,274
Income tax expense	140	132	276	265
Depreciation and amortization	30,738	28,790	61,352	56,958
EBITDA	135,166	40,060	181,030	80,895
Gain on sale of investment properties	(90,909)	—	(90,909)	—
Amortization of market-lease intangibles and inducements, net	(1,089)	(657)	(1,984)	(1,233)
Straight-line rent adjustments, net	(844)	(981)	(1,738)	(1,887)
Non-operating income and expense, net (a)	(170)	(116)	(241)	(296)
Adjusted EBITDA	$42,154	$38,306	$86,158	$77,479
(a)Reflects items which are not pertinent to measuring ongoing operating performance, such as miscellaneous and settlement income.

Liquidity and Capital Resources
Capital Investments and Leasing Costs
Retail properties generally require capital investments, including value-enhancing development and redevelopment projects and leasing commissions.
The following table summarizes the capital resources used for capital investments and leasing costs on a cash basis:

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Tenant improvements	$1,370	$3,163	$2,257	$5,461
Leasing costs	1,042	662	1,851	1,653
Property improvements	3,975	2,323	7,187	4,452
Capitalized indirect costs (a)	386	372	814	817
Total capital expenditures and leasing costs	6,773	6,520	12,109	12,383
Development and redevelopment direct costs	3,518	2,599	5,312	3,637
Development and redevelopment indirect costs (a)	440	308	683	500
Capital investments and leasing costs (b)	$10,731	$9,427	$18,104	$16,520
(a)Indirect costs include capitalized interest, real estate taxes, insurance, and payroll costs.
(b)As of June 30, 2025 and 2024, total accrued capital investments and leasing costs were $5,240 and $4,377, respectively.

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

The Company maintains an at-the-market equity offering program (the "ATM Program") pursuant to which we may sell shares of our common stock up to an aggregate purchase price of $250.0 million. In connection with the ATM Program, we may sell shares of our common stock to or through sales agents, or may enter into separate forward sale agreements with one of the agents, or one of their respective affiliates, as a forward purchaser. During the three and six months ended June 30, 2025, no shares were issued under the ATM Program. As of June 30, 2025, $236.7 million of common stock remains available for issuance under the ATM Program.
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
Distributions
During the six months ended June 30, 2025, we declared distributions to our stockholders totaling $36.9 million and paid cash distributions of $36.0 million. As we execute on our retail strategy and continue to evaluate our business, results of operations and cash flows, our Board will continue to evaluate our distribution on a periodic basis.

Summary of Cash Flows

	Six months ended June 30		Change
	2025	2024
Cash provided by operating activities	$68,866	$61,462	$7,404
Cash provided by (used in) investing activities	185,207	(77,245)	262,452
Cash used in financing activities	(51,255)	(46,851)	(4,404)
Increase (decrease) in cash, cash equivalents, and restricted cash	202,818	(62,634)	265,452
Cash, cash equivalents, and restricted cash at beginning of period	91,221	99,763	(8,542)
Cash, cash equivalents, and restricted cash at end of period	$294,039	$37,129	$256,910
Cash provided by operating activities of $68.9 million and $61.5 million for the six months ended June 30, 2025 and 2024, respectively, was generated primarily from property operations. Cash provided by operating activities increased by $7.4 million, primarily as a result of cash flows relating to:
•$10.2 million of increased NOI, and
•$2.8 million of decreased interest expense, partially offset by:
•$4.3 million of net general working capital fluctuations, and
•$1.3 million of decreased lease termination income.
Cash provided by investing activities of $185.2 million for the six months ended June 30, 2025 was the result of:
•$299.4 million from the sale of investment properties, and
•$1.3 million from other investing activities, partially offset by:
•$97.4 million for acquisitions of investment properties, and
• $18.1 million for capital investments and leasing costs.
Cash used in investing activities of $77.2 million for the six months ended June 30, 2024 was the result of:
•$60.5 million for acquisitions of investment properties, and
•$16.7 million for capital investments, leasing costs, and other investing activities.
Cash used in financing activities of $51.3 million for the six months ended June 30, 2025 was the result of:
•$36.0 million to pay distributions, and
•$13.1 million for pay-offs of mortgage debt and other financing activities,
•$2.4 million for the payment of tax withholdings for share-based compensation, partially offset by
•$0.2 million in net proceeds from our Employee Stock Purchase Plan (the "ESPP").
Cash used in financing activities of $46.9 million for the six months ended June 30, 2024 was the result of:
•$30.0 million to pay distributions,
•$1.2 million for the payment of tax withholdings for share-based compensation, and
•$15.7 million for pay-offs of mortgage debt.
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

Off Balance Sheet Arrangements
None.
Contractual Obligations
We have obligations related to our mortgage loans, senior notes, term loans, revolving credit facility, and ground lease as described in "Note 6. Debt" in the condensed consolidated financial statements.
The following table presents our obligations to make future payments under debt and lease agreements as of June 30, 2025, exclusive of debt discounts and financing costs, which are not future cash obligations.

	Payments due by year ending December 31
	2025	2026	2027	2028	2029	Thereafter	Total
Long-term debt:
Fixed rate, principal (a)	$22,880	$200,000	$226,000	$—	$181,500	$107,887	$738,267
Interest	15,160	27,891	17,089	14,853	11,081	14,989	101,063
Total long-term debt	38,040	227,891	243,089	14,853	192,581	122,876	839,330
Operating leases (b)	247	517	529	522	493	293	2,601
Finance lease (c)	275	550	578	605	605	71,816	74,429
Grand total	$38,562	$228,958	$244,196	$15,980	$193,679	$194,985	$916,360
(a)Includes variable rate debt swapped to fixed rates through the Company's interest rate swaps.
(b)Includes leases on corporate office spaces.
(c)Includes payments related to the finance lease liability related to the ground lease at West Ashley Station.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company is subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt. The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows. As of June 30, 2025, the Company's debt included outstanding variable-rate debt of $400.0 million, all of which has been swapped to a fixed rate through the maturity dates.
The following table summarizes the Company's interest rate swaps as of June 30, 2025 and December 31, 2024:

							Fair Value as of
Effective Interest Rate Swaps	Effective Date	Termination Date	InvenTrust Receives	InvenTrust Pays Fixed Rate of	Fixed Rate Achieved	Notional Amount	June 30, 2025	December 31, 2024
5.5 year Term Loan	4/3/23	3/22/27	1-Month SOFR	3.69%	4.99%	$100,000	$(334)	$656
5 year Term Loan	12/21/23	9/22/26	1-Month SOFR	1.51%	2.81%	100,000	2,620	4,212
5 year Term Loan	12/21/23	9/22/26	1-Month SOFR	1.51%	2.81%	100,000	2,630	4,226
5.5 year Term Loan	6/21/24	3/22/27	1-Month SOFR	1.54%	2.84%	50,000	1,648	2,634
5.5 year Term Loan	6/21/24	3/22/27	1-Month SOFR	1.48%	2.78%	50,000	1,698	2,698
						$400,000	$8,262	$14,426
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company's management, including its Principal Executive Officer and Principal Financial Officer, evaluated as of June 30, 2025 the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures, as of June 30, 2025, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes to the Company's internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

Item 1A. Risk Factors
As of June 30, 2025, there have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 other than the potential effects of uncertain and evolving tariff activity and changes in global trade policies on the overall state of the economy and on our business, including the impact on our tenants' business, operations and ability to pay rent, which are discussed elsewhere in this Quarterly Report, including in "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.
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

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2025, filed with the SEC on July 30, 2025, is formatted in Extensible Business Reporting Language ("XBRL"): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed as part of this Quarterly Report on Form 10-Q
** Furnished as part of this Quarterly Report on Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InvenTrust Properties Corp.

Date:	July 30, 2025
By:	/s/ Daniel J. Busch

Name:	Daniel J. Busch
Title:	President, Chief Executive Officer (Principal Executive Officer)

Date:	July 30, 2025
By:	/s/ Michael Phillips

Name:	Michael Phillips
Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)