Form 10-Q
period 2025-09-30
InvenTrust Properties Corp.
filed 2025-10-29
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of October 27, 2025, there were 77,619,380 shares of the registrant's common stock outstanding.

INVENTRUST PROPERTIES CORP.

Quarterly Report on Form 10-Q
For the quarterly period ended September 30, 2025
Table of Contents

	Part I - Financial Information	Page
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024 (unaudited)	2
	Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2025 and 2024 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33
	Part II - Other Information
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	35

	Signatures	36

-i-

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	As of
	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Investment properties
Land	$682,564	$712,827
Building and other improvements	2,203,225	2,116,092
Construction in progress	10,473	9,951
Total	2,896,262	2,838,870
Less accumulated depreciation	(504,627)	(511,969)
Net investment properties	2,391,635	2,326,901
Cash, cash equivalents, and restricted cash	76,366	91,221
Intangible assets, net	188,220	137,420
Accounts and rents receivable	39,467	36,131
Deferred costs and other assets, net	39,016	44,277
Total assets	$2,734,704	$2,635,950

Liabilities
Debt, net	$764,572	$740,415
Accounts payable and accrued expenses	50,508	46,418
Distributions payable	18,450	17,512
Intangible liabilities, net	60,246	42,897
Other liabilities	31,815	28,703
Total liabilities	925,591	875,945
Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 146,000,000 shares authorized, 77,619,380 shares issued and outstanding as of September 30, 2025 and 77,450,794 shares issued and outstanding as of December 31, 2024	78	77
Additional paid-in capital	5,735,537	5,730,367
Distributions in excess of accumulated net income	(3,931,440)	(3,984,865)
Accumulated comprehensive income	4,938	14,426
Total stockholders' equity	1,809,113	1,760,005
Total liabilities and stockholders' equity	$2,734,704	$2,635,950
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(in thousands, except share and per share amounts)

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Income
Lease income, net	$74,019	$68,132	$220,538	$201,681
Other property income	447	389	1,250	1,061
Total income	74,466	68,521	221,788	202,742

Operating expenses
Depreciation and amortization	32,734	28,134	94,086	85,092
Property operating	11,054	10,795	33,277	31,037
Real estate taxes	9,047	9,205	28,597	27,232
General and administrative	8,316	8,133	25,569	24,768
Total operating expenses	61,151	56,267	181,529	168,129

Other (expense) income
Interest expense, net	(8,969)	(9,470)	(25,637)	(28,744)
Impairment of real estate assets	—	(3,854)	—	(3,854)
Gain on sale of investment properties	52	334	90,961	334
Other income and expense, net	1,628	197	3,177	1,510
Total other (expense) income, net	(7,289)	(12,793)	68,501	(30,754)

Net income (loss)	$6,026	$(539)	$108,760	$3,859

Weighted-average common shares outstanding - basic	77,615,993	68,526,238	77,590,691	68,101,901
Weighted-average common shares outstanding - diluted	78,498,873	68,526,238	78,317,551	68,659,319

Net income (loss) per common share - basic	$0.08	$(0.01)	$1.40	$0.06
Net income (loss) per common share - diluted	$0.08	$(0.01)	$1.39	$0.06

Comprehensive income
Net income (loss)	$6,026	$(539)	$108,760	$3,859
Unrealized (loss) gain on derivatives, net	(1,008)	(7,145)	(2,637)	2,560
Reclassification to net income (loss)	(2,316)	(3,315)	(6,851)	(9,946)
Comprehensive income (loss)	$2,702	$(10,999)	$99,272	$(3,527)

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income	Total

Beginning balance, January 1, 2025	77,450,794	$77	$5,730,367	$(3,984,865)	$14,426	$1,760,005
Net income	—	—	—	6,792	—	6,792
Unrealized loss on derivatives	—	—	—	—	(1,586)	(1,586)
Reclassification to interest expense, net	—	—	—	—	(2,242)	(2,242)
Distributions declared ($0.2377 per common share)	—	—	—	(18,438)	—	(18,438)
Stock-based compensation, net	116,970	1	274	—	—	275
Ending balance, March 31, 2025	77,567,764	$78	$5,730,641	$(3,996,511)	$10,598	$1,744,806
Net income	—	—	—	95,942	—	95,942
Unrealized loss on derivatives	—	—	—	—	(43)	(43)
Reclassification to interest expense, net	—	—	—	—	(2,293)	(2,293)
Distributions declared ($0.2377 per common share)		—	—	(18,447)	—	(18,447)
Stock-based compensation, net	38,632	—	2,321	—	—	2,321
Ending balance, June 30, 2025	77,606,396	$78	$5,732,962	$(3,919,016)	$8,262	$1,822,286
Net income	—	—	—	6,026	—	6,026
Unrealized loss on derivatives	—	—	—	—	(1,008)	(1,008)
Reclassification to interest expense, net	—	—	—	—	(2,316)	(2,316)
Distributions declared ($0.2377 per common share)	—	—	—	(18,450)	—	(18,450)
Stock-based compensation, net	12,984	—	2,575	—	—	2,575
Ending balance, September 30, 2025	77,619,380	$78	$5,735,537	$(3,931,440)	$4,938	$1,809,113

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income	Total

Beginning balance, January 1, 2024	67,807,831	$68	$5,468,728	$(3,932,826)	$18,074	$1,554,044
Net income	—	—	—	2,900	—	2,900
Unrealized gain on derivatives	—	—	—	—	7,319	7,319
Reclassification to interest expense, net	—	—	—	—	(3,317)	(3,317)
Distributions declared ($0.2263 per common share)	—	—	—	(15,360)	—	(15,360)
Stock-based compensation, net	66,697	—	2,463	—	—	2,463
Ending balance, March 31, 2024	67,874,528	$68	$5,471,191	$(3,945,286)	$22,076	$1,548,049
Net income	—	—	—	1,498	—	1,498
Unrealized gain on derivatives	—	—	—	—	2,386	2,386
Reclassification to interest expense, net	—	—	—	—	(3,314)	(3,314)
Distributions declared ($0.2263 per common share)	—	—	—	(15,370)	—	(15,370)
Stock-based compensation, net	42,600	—	2,324	—	—	2,324
Ending balance, June 30, 2024	67,917,128	$68	$5,473,515	$(3,959,158)	$21,148	$1,535,573
Net loss	—	—	—	(539)	—	(539)
Unrealized loss on derivatives	—	—	—	—	(7,145)	(7,145)
Reclassification to interest expense, net	—	—	—	—	(3,315)	(3,315)
Distributions declared ($0.2263 per common share)	—	—	—	(17,455)	—	(17,455)
Issuance of common stock, net	9,200,000	9	245,834	—	—	245,843
Stock-based compensation, net	13,303	—	2,243	—	—	2,243
Ending balance, September 30, 2024	77,130,431	$77	$5,721,592	$(3,977,152)	$10,688	$1,755,205

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended September 30
	2025	2024
Cash flows from operating activities:
Net income	$108,760	$3,859
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	94,086	85,092
Amortization of market-lease intangibles and inducements, net	(3,170)	(2,064)
Amortization of debt discounts and financing costs	2,076	1,742
Accretion of finance lease liability	60	—
Straight-line rent adjustments, net	(2,859)	(2,652)
Provision for estimated credit losses	408	115
Impairment of real estate assets	—	3,854
Gain on sale of investment properties	(90,961)	(334)
Stock-based compensation, net	8,195	7,329
Changes in operating assets and liabilities:
Accounts and rents receivable	(2,596)	3,093
Deferred costs and other assets, net	(3,558)	(1,039)
Accounts payable and accrued expenses	926	1,684
Other liabilities	1,307	(787)
Net cash provided by operating activities	112,674	99,892
Cash flows from investing activities:
Purchase of investment properties	(323,308)	(82,965)
Capital investments and leasing costs	(30,503)	(25,612)
Proceeds from sale of investment properties, net	299,504	549
Other investing activities, net	(40)	(253)
Net cash used in investing activities	(54,347)	(108,281)
Cash flows from financing activities:
Payment of tax withholdings for stock-based compensation	(2,442)	(1,212)
Proceeds from sale of common stock under offering	—	257,600
Proceeds from sale of common stock under ESPP	488	280
Payment of offering costs	(9)	(11,792)
Distributions to stockholders	(54,397)	(45,324)
Proceeds from term loan	400,000	—
Repayment of term loan	(400,000)	—
Proceeds from line of credit	13,000	10,000
Repayments of line of credit	(13,000)	(10,000)
Payoffs of mortgage debt	(13,000)	(88,168)
Payment of mortgage principal	(219)	—
Payment of financing costs	(3,603)	—
Net cash (used in) provided by financing activities	(73,182)	111,384
Net (decrease) increase in cash, cash equivalents, and restricted cash	(14,855)	102,995
Cash, cash equivalents, and restricted cash at the beginning of the period	91,221	99,763
Cash, cash equivalents, and restricted cash at the end of the period	$76,366	$202,758

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended September 30
	2025	2024
Supplemental disclosure and schedules:
Cash flow disclosure, including non-cash activities:
Cash paid for interest, net of capitalized interest	$26,720	$31,266
Cash paid for income taxes, net of refunds	675	569
Distributions payable to stockholders	18,450	17,455
Accrued capital investments and leasing costs	4,900	5,008
Capitalized costs placed in service	13,312	8,129
Gross issuance of shares for stock-based compensation	7,351	4,308
Finance lease right of use assets obtained in exchange for lease liabilities	10,973	—

Purchase of investment properties:
Net investment properties	$297,167	$84,136
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	79,632	15,556
Accounts payable and accrued expenses, lease intangibles, and other liabilities	(24,563)	(4,137)
Assumption of mortgage debt, net	(28,928)	(12,590)
Purchase of investment properties	323,308	82,965
Assumption of mortgage principal	30,262	13,000
Capitalized acquisition costs	(2,336)	(361)
Credits and other changes in cash outflow, net	4,341	996
Gross acquisition price of investment properties	$355,575	$96,600

Sale of investment properties:
Net investment properties	$205,614	$215
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	4,168	—
Accounts payable and accrued expenses, lease intangibles, and other liabilities	(1,239)	—
Gain on sale of investment properties	90,961	334
Proceeds from sale of investment properties, net	299,504	549
Credits and other changes in cash inflow, net	6,725	53
Gross disposition price of investment properties	$306,229	$602
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.
Notes to Condensed Consolidated Financial Statements
September 30, 2025 and 2024
(Unaudited)
The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of these interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (this "Quarterly Report") should refer to the audited consolidated financial statements of InvenTrust Properties Corp. (the "Company" or "InvenTrust") as of and for the year ended December 31, 2024, which are included in the Company's Annual Report on Form 10-K (the "Annual Report") as certain note disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary (consisting of normal recurring accruals, except as otherwise noted) for a fair presentation have been included in these condensed consolidated financial statements. Unless otherwise noted, all square feet and dollar amounts are stated in thousands, except share, per share and per square foot data. Number of properties and square feet are unaudited.

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
The Company has a single reportable segment, multi-tenant retail, for disclosure purposes in accordance with GAAP. The following table summarizes the Company's retail portfolio as of September 30, 2025 and 2024:

	As of September 30
	2025	2024
No. of properties	71	65
Gross Leasable Area (square feet)	11,347	10,550

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

3. Revenue Recognition
Operating Leases
Minimum lease payments to be received under long-term operating leases and short-term specialty leases, excluding additional percentage rent based on tenants' sales volume and tenant reimbursements of certain operating expenses, and assuming no exercise of renewal options or early termination rights, are as follows:

As of September 30, 2025
Remaining 2025	$55,154
2026	214,937
2027	189,315
2028	165,225
2029	136,553
Thereafter	503,107
Total	$1,264,291
The foregoing table includes payments from tenants who have taken possession of their space and tenants who have been moved to the cash basis of accounting for revenue recognition purposes. The remaining lease terms range from less than one year to fifty-five years.
The following table presents the disaggregation of lease income, net:

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Minimum base rent	$47,632	$44,060	$141,856	$129,696
Real estate tax recoveries	8,516	8,334	26,509	24,733
Common area maintenance, insurance, and other recoveries	9,228	8,450	27,737	24,345
Ground rent income	5,449	4,774	15,527	14,260
Amortization of market-lease intangibles and inducements, net	1,186	831	3,170	2,064
Short-term and other lease income	859	772	3,084	2,706
Termination fee income	146	30	204	1,340
Straight-line rent adjustments, net	1,121	765	2,859	2,652
(Provision for) reversal of uncollectible rent and recoveries, net	(118)	116	(408)	(115)
Lease income, net	$74,019	$68,132	$220,538	$201,681

4. Acquired Properties
The following table presents the retail properties acquired during the nine months ended September 30, 2025:

Month Acquired	Property	Market	Square Feet	Gross Acquisition Price	Assumption of Mortgage Debt
Apr-25	Plaza Escondida (a)	Tucson, AZ	91	$23,000	$7,981
Apr-25	Carmel Village	Charlotte, NC	54	19,925	—
Jun-25	West Ashley Station (b)	Charleston, SC	79	26,600	—
Jun-25	Twelve Oaks Shopping Center	Savannah, GA	106	35,850	—
Jul-25	The Marketplace at Encino Park	San Antonio, TX	92	38,500	—
Jul-25	West Broad Marketplace	Richmond, VA	386	86,000	—
Aug-25	Asheville Market (c)	Asheville, NC	130	45,700	22,281
Sep-25	Rea Farms	Charlotte, NC	183	80,000	—
			1,121	$355,575	$30,262
(a)The Company recognized a fair value adjustment of $507 related to the mortgage payable secured by the property.
(b)The Company recognized a finance lease liability of $10,973 associated with the ground lease assumed upon the acquisition of the property. See "Note 11. Commitments and Contingencies".
(c)The Company recognized a fair value adjustment of $607 related to the mortgage payable secured by the property.

The following table presents the retail properties acquired during the nine months ended September 30, 2024:

Month Acquired	Property	Market	Square Feet	Gross Acquisition Price	Assumption of Mortgage Debt
Feb-24	The Plant (a)	Phoenix, AZ	57	$29,500	$13,000
Apr-24	Moores Mill	Atlanta, GA	70	28,000	—
Jun-24	Maguire Groves (b)	Orlando, FL	33	16,100	—
Aug-24	Scottsdale North Marketplace	Scottsdale, AZ	66	23,000	—
			226	$96,600	$13,000
(a)The Company recognized a fair value adjustment of $410 related to the mortgage payable secured by the property.
(b)Maguire Groves is immediately adjacent to Plantation Grove, a Publix anchored neighborhood center wholly-owned by the Company. The Company operates these properties under the Plantation Grove name.

The following table presents the Company's purchase price allocations of retail properties acquired, accounted for as asset acquisitions, during the nine months ended September 30, 2025 and 2024:

	2025 Acquisitions		2024 Acquisitions
	Amount	Weighted Average Useful Life (in Years)	Amount	Weighted Average Useful Life (in Years)
Land	$52,763	N/A	$17,635	N/A
Building, roofs, and site improvements	246,589	28.0	66,501	27.6
Finance lease fair value adjustment (a)	(2,008)	66.6	—	N/A
In-place lease intangibles	77,020	8.5	15,342	7.8
Above-market lease intangibles	2,221	7.8	178	5.4
Mortgage payable fair value adjustments	1,114	3.7	410	1.3
Below-market lease intangibles	(22,679)	14.9	(3,692)	13.9
Net assets acquired	355,020		96,374
Capitalized acquisition costs	(2,336)		(361)
Closing credits	2,891		587
Gross acquisition price	$355,575		$96,600
(a)The Company recognized a fair value adjustment to the finance lease right-of-use ("ROU") asset related to the ground lease assumed upon the acquisition of West Ashley Station. See "Note 11. Commitments and Contingencies".

5. Disposed Properties
The following table presents the real property disposed of during the nine months ended September 30, 2025:

Month Disposed	Property	Market	Square Feet	Gross Disposition Price	Gain on Sale
Jun-25	California portfolio disposition (a)	California	746	$306,000	$90,909
Sep-25	Custer Creek Village (b)	Dallas, TX	N/A	229	52
			746	$306,229	$90,961
(a)The Company disposed of five properties, consisting of River Oaks Shopping Center, Campus Marketplace, Old Grove Marketplace, Bear Creek Village Center, and Pavilion at La Quinta, as part of a portfolio sale.
(b)This disposition was related to the completion of a partial condemnation at one retail property.
The following table presents the real property disposed of during the nine months ended September 30, 2024:

Month Disposed	Property	Market	Square Feet	Gross Disposition Price	Gain on Sale
Jul-24	Eldridge Town Center & Windermere Village (a)	Houston, TX	N/A	$602	$334
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
The Company's credit agreements and mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions, and distribution limitations. As of September 30, 2025 and December 31, 2024, the Company was in compliance with all loan covenants.
Mortgages Payable
On April 1, 2025, the Company assumed a $7,981 mortgage payable upon the acquisition of Plaza Escondida.
On May 9, 2025, the Company extinguished a $13,000 mortgage payable secured by The Plant with its available liquidity.
On August 7, 2025, the Company assumed a $22,281 mortgage payable upon the acquisition of Asheville Market.
Credit Agreements
The Company has a $500.0 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility is scheduled to mature on January 15, 2029, with one 6-month extension option. On August 25, 2025, the Company entered into an amendment to the Revolving Credit Facility (the "Revolving Credit Facility Amendment"), which modified the applicable interest rate thereunder by removing the credit spread adjustment to SOFR, in addition to other modifications. As of September 30, 2025, the Company had available liquidity of $500.0 million under the Revolving Credit Facility.
On August 25, 2025, the Company entered into an amendment (the "Term Loan Amendment") to its $400.0 million Term Loan Credit Agreement (the "Amended Term Loan Agreement"), which provides for, among other things, an extension of the maturity dates of each tranche. The Amended Term Loan Agreement consists of a $200.0 million 5-year tranche maturing on August 26, 2030, and a $200.0 million 5.5-year tranche maturing February 24, 2031. The Term Loan Amendment also modified the interest rates, with each tranche bearing interest at a rate equal to, at the Company's option, term SOFR, daily simple SOFR or the adjusted base rate (with no credit spread adjustment) plus a margin ranging from 115 to 160 basis points (in the case of SOFR loans) and 15 to 60 basis points (in the case of base rate loans), in each case, based on the Company’s leverage ratio.
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
Finance Lease Liability
On June 10, 2025, in connection with its acquisition of West Ashley Station, the Company assumed a ground lease and recognized a related finance lease liability of $10,973. As of September 30, 2025, the balance of the finance lease liability was $11,033. See "Note 11. Commitments and Contingencies".

The following table summarizes the Company's debt as of September 30, 2025 and December 31, 2024:

			As of September 30, 2025		As of December 31, 2024
	Maturity	Rate Type	Interest Rate	Amount	Interest Rate	Amount
Mortgages Payable
Total mortgages payable	Various	Fixed	4.18% (a)	$110,424	3.97% (a)	$93,380

Term Loan
$200.0 million 5 year	Aug-30	Fixed	2.66% (b)	100,000	2.81% (b)	100,000
$200.0 million 5 year	Aug-30	Fixed	2.66% (b)	100,000	2.81% (b)	100,000
$200.0 million 5.5 year	Feb-31	Fixed	2.63% (c)	50,000	2.78% (b)	50,000
$200.0 million 5.5 year	Feb-31	Fixed	2.69% (c)	50,000	2.84% (b)	50,000
$200.0 million 5.5 year	Feb-31	Fixed	4.84% (c)	100,000	4.99% (b)	100,000
Total				400,000		400,000

Senior Notes
$150.0 million Series A Notes	Aug-29	Fixed	5.07%	150,000	5.07%	150,000
$100.0 million Series B Notes	Aug-32	Fixed	5.20%	100,000	5.20%	100,000
Total				250,000		250,000

Revolving Line of Credit
$500.0 million total capacity	Jan-29	Variable	1M SOFR + 1.05% (d)(e)	—	1M SOFR + 1.15% (d)(e)	—

Total secured and unsecured debt			3.98%	760,424	4.03%	743,380

Finance Lease Liability
West Ashley Station Ground Lease	Jan-92	N/A	N/A	11,033	N/A	N/A

Debt discounts and financing costs, net				(6,885)		(2,965)
Debt, net				$764,572		$740,415
(a)Interest rates reflect the weighted average of the Company's mortgages payable.
(b)Interest rates reflect the fixed rates achieved through the Company's effective interest rate swaps terminating on September 22, 2026, at which point the fixed interest rate will become 4.50%.
(c)Interest rates reflect the fixed rates achieved through the Company's effective interest rate swaps terminating on March 22, 2027, at which point the weighted average fixed interest rate will become 4.58%.
(d)As of September 30, 2025 and December 31, 2024, 1-Month Term SOFR was 4.13% and 4.33%, respectively.
(e)Interest rate applies to drawn balance only. An additional annual facility fee of 0.15% applies to entire line of credit capacity.
The following table summarizes the scheduled payments and maturities of the Company's debt as of September 30, 2025:

Scheduled maturities by year:	Mortgage Payments	Mortgage Maturities	Term Loan & Senior Notes	Total
Remaining 2025	$189	$22,880	$—	$23,069
2026	773	—	—	773
2027	810	26,000	—	26,810
2028	495	21,321	—	21,816
2029	449	31,500	150,000	181,949
Thereafter	154	5,853	500,000	506,007
Total	$2,870	$107,554	$650,000	$760,424
Finance lease liability				11,033
Debt discounts and financing costs, net				(6,885)
Total Debt, net				$764,572

Interest Rate Swaps
During the three months ended September 30, 2025, in connection with the execution of the Term Loan Amendment, the Company entered into four forward-starting interest rate swap agreements.
As of September 30, 2025, the Company was party to five effective and four forward-starting interest rate swap agreements, which address the periods between the termination dates of the effective swaps and the maturity dates of the Amended Term Loan Agreement. In tandem, the interest rate swaps achieve fixed interest rates for a constant notional amount through the maturity dates of the Amended Term Loan Agreement.

The following table summarizes the Company's effective interest rate swaps as of September 30, 2025:

Effective Interest Rate Swaps	Effective Date	Termination Date	InvenTrust Receives	InvenTrust Pays Fixed Rate of	Fixed Rate Achieved (a)	Notional Amount
5.5 year Term Loan	4/3/23	3/22/27	1-Month SOFR	3.69%	4.84%	$100,000
5 year Term Loan	12/21/23	9/22/26	1-Month SOFR	1.51%	2.66%	100,000
5 year Term Loan	12/21/23	9/22/26	1-Month SOFR	1.51%	2.66%	100,000
5.5 year Term Loan	6/21/24	3/22/27	1-Month SOFR	1.54%	2.69%	50,000
5.5 year Term Loan	6/21/24	3/22/27	1-Month SOFR	1.48%	2.63%	50,000
						$400,000
(a)Interest rates reflect the Company's current credit spread of 1.15%.

The following table summarizes the Company's forward-starting interest rate swaps as of September 30, 2025:

Forward-Starting Interest Rate Swaps	Effective Date	Termination Date	InvenTrust Receives	InvenTrust Pays Fixed Rate of	Fixed Rate Achieved (a)	Notional Amount
5 year Term Loan	9/22/26	8/26/30	Daily SOFR	3.35%	4.50%	$100,000
5 year Term Loan	9/22/26	8/26/30	Daily SOFR	3.35%	4.50%	100,000
5.5 year Term Loan	3/22/27	2/24/31	Daily SOFR	3.42%	4.57%	100,000
5.5 year Term Loan	3/22/27	2/24/31	Daily SOFR	3.43%	4.58%	100,000
						$400,000
(a)Interest rates reflect the Company's current credit spread of 1.15%.

7. Fair Value Measurements
Recurring Measurements
The following table summarizes the financial instruments remeasured at fair value on a recurring basis:

	Fair Value Measurements as of
	September 30, 2025			December 31, 2024
Cash Flow Hedges: (a) (b)	Level 1	Level 2 (c)	Level 3	Level 1	Level 2 (c)	Level 3
Derivative interest rate swaps	—	$4,938	—	—	$14,426	—
(a)During the twelve months subsequent to September 30, 2025, an estimated $5,945 of derivative interest rate balances recognized in accumulated comprehensive income will be reclassified into earnings.
(b)As of September 30, 2025 and December 31, 2024, the Company determined that the credit valuation adjustments associated with nonperformance risk are not significant to the overall valuation of its derivatives. As a result, the Company's derivative valuations in their entirety are classified as Level 2 of the fair value hierarchy.
(c)Derivative assets or liabilities are recognized as a part of deferred costs and other assets, net or other liabilities, respectively.

Nonrecurring Measurements
Investment Properties
During the three and nine months ended September 30, 2025, the Company had no Level 3 nonrecurring fair value measurements.
During the three and nine months ended September 30, 2024, the Company recorded an impairment of real estate assets of $3,854 on one retail property. The estimated fair value of the property was based on a negotiated letter of intent. The property was subsequently sold on October 31, 2024 for $57,800, resulting in a loss on sale of $614, which was primarily related to closing costs.
Financial Instruments Not Measured at Fair Value
The following table summarizes the estimated fair value of financial instruments presented at carrying values in the Company's condensed consolidated financial statements as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
	Carrying Value	Estimated Fair Value	Market Interest Rate	Carrying Value	Estimated Fair Value	Market Interest Rate
Mortgages payable	$110,424	$105,987	6.16%	$93,380	$87,576	6.64%
Senior notes	250,000	247,254	5.34%	250,000	236,480	6.23%
Term Loan	400,000	399,484	4.54%	400,000	400,170	5.29%
Revolving Credit Facility	—	—	N/A	—	—	N/A
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
The following table reconciles the amounts used in calculating basic and diluted EPS:

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Numerator:
Net income (loss) attributed to common shares - basic and diluted	$6,026	$(539)	$108,760	$3,859

Denominator:
Weighted average common shares outstanding - basic	77,615,993	68,526,238	77,590,691	68,101,901
Dilutive effect of unvested restricted shares (a)	882,880	—	726,860	557,418
Weighted average common shares outstanding - diluted	78,498,873	68,526,238	78,317,551	68,659,319

Basic and diluted earnings per common share:
Net income per common share - basic	$0.08	$(0.01)	$1.40	$0.06
Net income per common share - diluted	$0.08	$(0.01)	$1.39	$0.06
(a)For the three months ended September 30, 2024, the Company has excluded the anti-dilutive effect of stock-based compensation arrangements.

ATM Program
On March 7, 2022, the Company established an at-the-market equity offering program (the "ATM Program") through which the Company may sell from time to time up to an aggregate of $250.0 million of its common stock. In connection with the ATM Program, the Company may sell shares of its common stock to or through sales agents, or may enter into separate forward sale agreements with one of the agents, or one of their respective affiliates, as a forward purchaser. During the nine months ended September 30, 2025 and 2024, no shares were issued under the ATM Program. As of September 30, 2025, $236.7 million of common stock remains available for issuance under the ATM Program.
Share Repurchase Program
On February 23, 2022, the Company established a share repurchase program (the "SRP") of up to $150.0 million of the Company's outstanding shares of common stock. The SRP may be suspended or discontinued at any time, and does not obligate the Company to repurchase any dollar amount or particular amount of shares. As of September 30, 2025, the Company has not repurchased any common stock under the SRP.
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

9. Stock-Based Compensation
Incentive Award Plan
The Company's board of directors (the "Board") adopted the InvenTrust Properties Corp. 2015 Incentive Award Plan effective as of June 19, 2015 (the "Incentive Award Plan"). On May 6, 2016, the Board adopted the first amendment to the Incentive Award Plan and on March 20, 2024, the Board adopted the second amendment to the Incentive Award Plan (collectively, the "Amendments"). The Company's stockholders approved the Incentive Award Plan, as amended by the Amendments, on May 7, 2024, which, among other things, increased the aggregate number of shares of common stock that may be issued pursuant to awards granted under the Incentive Award Plan (the "Share Limit") by 2,750,000 shares to 5,750,000 shares. Any forfeited awards or unearned performance shares subject to an award are added back to the Share Limit. As of September 30, 2025, 2,514,805 shares were available for future issuance under the Incentive Award Plan, as amended by the Amendments.
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

The following table summarizes the Company's restricted stock unit ("RSU") activity during the nine months ended September 30, 2025 under the Incentive Award Plan:

	Unvested Time- Based RSUs	Unvested Performance and Market-Based RSUs	Weighted-Average Grant Date Price Per Share
Outstanding as of January 1, 2025	187,775	1,146,728	$17.71
Shares granted	179,267	361,634	$22.98
Shares vested	(38,632)	(188,101)	$17.85
Unearned performance shares	—	(188,100)	$16.41
Shares forfeited	(9,381)	(3,401)	$24.34
Outstanding as of September 30, 2025	319,029	1,128,760	$19.77
Employee Stock Purchase Plan
Employees may purchase up to an aggregate of 3,300,000 shares of the Company's common stock under an Employee Stock Purchase Plan (the "ESPP"), of which 3,250,156 shares remain available for future issuance as of September 30, 2025.
The following table summarizes the Company's common stock activity under the ESPP:

	Nine months ended September 30
	2025	2024
Gross shares purchased	24,209	13,907
Discounted issuance price	$20.17	$20.07
Issuance proceeds	$488	$280
Stock-Based Compensation Expense
The following table summarizes the Company's stock-based compensation expense:

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Incentive Award Plan, net (a)	$2,678	$2,539	$8,086	$7,227
Employee Stock Purchase Plan (b)	33	33	109	102
Stock-based compensation, net	$2,711	$2,572	$8,195	$7,329
(a)As of September 30, 2025, there was $14,256 of estimated unrecognized compensation expense to be recognized through December 2028.
(b)As of September 30, 2025, there was $213 of estimated unrecognized compensation expense to be recognized through June 2027.

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
Retail properties generally require capital investments, including value-enhancing development and redevelopment projects and leasing commissions. During the three months ended September 30, 2025 and 2024, the Company paid $12,399 and $9,092 of capital investments and leasing costs, respectively. During the nine months ended September 30, 2025 and 2024, the Company paid $30,503 and $25,612 of capital investments and leasing costs, respectively. As of September 30, 2025 and 2024, total accrued capital investments and leasing costs were $4,900 and $5,008, respectively.
The measure of segment assets regularly reviewed by the CODM is reported on the consolidated balance sheets as Total assets. No single tenant comprises 10% or more of the Company's Lease income, net for any years presented.
Net Operating Income
The following table reconciles net income, the most directly comparable GAAP measure, to NOI:

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Net income (loss)	$6,026	$(539)	$108,760	$3,859
Adjustments to reconcile to NOI:
Other income and expense, net	(1,628)	(197)	(3,177)	(1,510)
Interest expense, net	8,969	9,470	25,637	28,744
Gain on sale of investment properties	(52)	(334)	(90,961)	(334)
Impairment of real estate assets	—	3,854	—	3,854
Depreciation and amortization	32,734	28,134	94,086	85,092
General and administrative	8,316	8,133	25,569	24,768
Adjustments to NOI (a)	(2,453)	(1,626)	(6,233)	(6,056)
NOI	$51,912	$46,895	$153,681	$138,417
(a)Adjustments to NOI include lease termination income and expense and GAAP Rent Adjustments.

Significant Expenses
The following table presents the disaggregation of property operating expenses:

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Repairs and maintenance	$3,719	$3,576	$10,927	$9,550
Payroll, benefits, and office	2,532	2,578	7,897	7,825
Utilities and waste removal	2,703	2,469	7,692	6,847
Property insurance	1,266	1,286	4,182	4,413
Security, legal, and other expenses	834	886	2,579	2,402
Property operating expenses	$11,054	$10,795	$33,277	$31,037

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
During the nine months ended September 30, 2025, the Captive paid claims of $1,762. As of September 30, 2025, the Captive had estimated claims payable of $90.
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
The following table summarizes the Company's operating and finance leases as of September 30, 2025 and December 31, 2024:

		As of
	Balance Sheet Caption	September 30, 2025	December 31, 2024
Operating lease ROU assets	Deferred costs and other assets, net	$2,683	$3,012
Operating lease ROU accumulated amortization	Deferred costs and other assets, net	$(1,069)	$(1,163)
Operating lease liabilities	Other liabilities	$(2,228)	$(2,528)

Finance lease ROU asset	Building and other improvements	$8,965	$—
Finance lease ROU accumulated amortization	Accumulated depreciation	$(41)	$—
Finance lease liability	Debt, net	$(11,033)	$—

Weighted-average remaining lease term - Operating leases		4.8 years	5.2 years
Weighted-average remaining lease term - Finance lease		66.4 years	N/A
Weighted-average discount rate - Operating leases		4.48%	4.49%
Weighted-average discount rate - Finance lease		6.80%	N/A

The following table summarizes the Company's lease costs for the three and nine months ended September 30, 2025 and 2024:

	Statement of Operations Expense Caption	Three months ended September 30		Nine months ended September 30
		2025	2024	2025	2024
Operating lease costs:
Minimum lease cost	General and administrative	$108	$126	$324	$379
Variable lease cost	General and administrative	$68	$88	$225	$266
Short-term lease cost	General and administrative	$—	$52	$—	$152

Finance lease costs:
Amortization of ROU asset	Depreciation and amortization	$34	$—	$42	$—
Interest on lease liability	Interest expense, net	$187	$—	$230	$—
Variable lease cost	Property operating	$31	$—	$39	$—

The following table summarizes the Company's future minimum lease obligations as of September 30, 2025:

	Future Minimum Lease Payments
Scheduled minimum payments by year:	Operating Leases	Finance Lease
Remaining 2025	$121	$138
2026	517	550
2027	529	578
2028	522	605
2029	493	605
Thereafter	293	71,816
Total expected minimum lease obligation	2,475	74,292
Less: Amount representing interest (a)	(247)	(63,259)
Present value of net minimum lease payments	$2,228	$11,033
(a)Interest includes the amount necessary to reduce the total expected minimum lease obligations to present value calculated at the Company's IBR.

12. Subsequent Events
In preparing its condensed consolidated financial statements, the Company evaluated events and transactions occurring after September 30, 2025 through the date the financial statements were issued for recognition and disclosure purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (this "Quarterly Report"), other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). These statements include statements about InvenTrust Properties Corp.'s (the "Company", "InvenTrust", "we", "our", or "us") plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events; and involve known and unknown risks that are difficult to predict.
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

Recent Developments
Acquisitions
On July 1, 2025, the Company acquired The Marketplace at Encino Park, a 92,000 square foot neighborhood center anchored by Sprouts Farmers Market in San Antonio, Texas, for a gross acquisition price of $38.5 million. The Company used cash on hand to fund the acquisition.
On July 17, 2025, the Company acquired West Broad Marketplace, a 386,000 square foot community center anchored by Wegmans in Richmond, Virginia, for a gross acquisition price of $86.0 million. The Company used cash on hand to fund the acquisition.
On August 7, 2025, the Company acquired Asheville Market, a 130,000 square foot community center anchored by Whole Foods Market in Asheville, North Carolina, for a gross acquisition price of $45.7 million. The Company used cash on hand and assumed a mortgage payable of $22.3 million to fund the acquisition.
On September 4, 2025, the Company acquired Rea Farms, a 183,000 square foot community center anchored by Harris Teeter in Charlotte, North Carolina, for a gross acquisition price of $80.0 million. The Company used cash on hand to fund the acquisition.
Debt
On August 25, 2025, the Company entered into an amendment to its revolving credit facility, which modified the applicable interest rate thereunder by removing the credit spread adjustment to SOFR, in addition to other modifications. As of September 30, 2025, the Company had available liquidity of $500.0 million under its revolving credit facility.
On August 25, 2025, the Company entered into an amendment (the "Term Loan Amendment") to its $400.0 million Term Loan Credit Agreement (the "Amended Term Loan Agreement"), which provides for, among other things, an extension of the maturity dates of each tranche. The Amended Term Loan Agreement consists of a $200.0 million 5-year tranche maturing on August 26, 2030, and a $200.0 million 5.5-year tranche maturing February 24, 2031. The Term Loan Amendment also modified the interest rates, with each tranche bearing interest at a rate equal to, at the Company's option, term SOFR, daily simple SOFR or the adjusted base rate (with no credit spread adjustment) plus a margin ranging from 115 to 160 basis points (in the case of SOFR loans) and 15 to 60 basis points (in the case of base rate loans), in each case, based on the Company’s leverage ratio.
Interest Rate Swaps
During the three months ended September 30, 2025, in connection with the execution of the Term Loan Amendment, the Company entered into four forward-starting interest rate swap agreements that address the periods between the termination dates of the effective swaps and the maturity dates of the Amended Term Loan Agreement.
Our Retail Portfolio
The following table summarizes our retail portfolio as of September 30, 2025 and 2024:

	As of September 30
	2025	2024
No. of properties	71	65
GLA (square feet)	11,347	10,550
Economic occupancy (a)	95.6%	94.2%
Leased occupancy (b)	97.2%	97.0%
ABR PSF (c)	$20.28	$19.83
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

Summary by Same Property
Properties classified as same property were owned for the entirety of both periods presented ("Same Properties"). The following table summarizes the Same Properties of our retail portfolio for the three and nine months ended September 30, 2025 and 2024.

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
No. of properties	58	58	56	56
GLA (square feet)	9,545	9,550	9,385	9,390
Economic occupancy	95.3%	94.4%	95.3%	94.3%
Leased occupancy	97.0%	96.9%	97.0%	96.9%
ABR PSF	$20.15	$19.48	$20.01	$19.34
Lease Expirations
Our retail business is neither highly dependent on specific retailers nor subject to lease rollover concentration. We believe this minimizes risk to our retail portfolio from significant revenue variances over time.
Results of Operations
Comparison of results for the three and nine months ended September 30, 2025 and 2024
We generate substantially all of our earnings from property operations. Since January 1, 2024, we have acquired fifteen retail properties and disposed of six.
The following table presents the increases in income for the three and nine months ended September 30, 2025 and 2024.

	Three months ended September 30			Nine months ended September 30
	2025	2024	Increase	2025	2024	Increase
Income
Lease income, net	$74,019	$68,132	$5,887	$220,538	$201,681	$18,857
Other property income	447	389	58	1,250	1,061	189
Total income	$74,466	$68,521	$5,945	$221,788	$202,742	$19,046
Lease income, net, for the three months ended September 30, 2025 increased $5.9 million when compared to the same period in 2024, as a result of increases from properties acquired of $10.9 million, decreases from properties disposed of $7.2 million, and the following activity related to our Same Properties:
•$1.7 million of increased minimum base and ground rent attributable to increased occupancy and ABR PSF,
•$0.4 million of increased common area maintenance and real estate tax recoveries, and
•$0.3 million of net increases in all other lease income, partially offset by:
•$0.2 million of net changes in credit losses and related reversals.

Lease income, net, for the nine months ended September 30, 2025 increased $18.9 million when compared to the same period in 2024, as a result of increases from properties acquired of $24.1 million, decreases from properties disposed of $11.8 million, and the following activity related to our Same Properties:
•$5.0 million of increased minimum base and ground rent attributable to increased occupancy and ABR PSF,
•$2.6 million of increased common area maintenance and real estate tax recoveries, and
•$0.8 million of net increases in all other lease income, partially offset by:
•$0.9 million of decreased lease termination income,
•$0.7 million of net decreased straight-line rent adjustments, and
•$0.2 million of net changes in credit losses and related reversal.

The following table presents the increases in operating expenses for the three and nine months ended September 30, 2025 and 2024.

	Three months ended September 30			Nine months ended September 30
	2025	2024	Change	2025	2024	Increase
Operating expenses
Depreciation and amortization	$32,734	$28,134	$4,600	$94,086	$85,092	$8,994
Property operating	11,054	10,795	259	33,277	31,037	2,240
Real estate taxes	9,047	9,205	(158)	28,597	27,232	1,365
General and administrative	8,316	8,133	183	25,569	24,768	801
Total operating expenses	$61,151	$56,267	$4,884	$181,529	$168,129	$13,400
Depreciation and amortization for the three months ended September 30, 2025 increased $4.6 million when compared to the same period in 2024, as a result of:
•$8.2 million of increases from properties acquired, partially offset by:
•$2.6 million of decreases from properties disposed, and
•$1.0 million of net decreases from our Same Properties.
Depreciation and amortization for the nine months ended September 30, 2025 increased $9.0 million when compared to the same period in 2024, as a result of:
•$17.7 million of increases from properties acquired, partially offset by:
•$4.6 million of net decreases from our Same Properties, and
•$4.1 million of decreases from properties disposed.
Property operating expenses for the three months ended September 30, 2025 increased $0.3 million when compared to the same period in 2024, as a result of:
•$2.1 million of increases from properties acquired, partially offset by:
•$1.6 million of decreases from properties disposed, and
•$0.2 million of decreased repair and maintenance costs from our Same Properties.
Property operating expenses for the nine months ended September 30, 2025 increased $2.2 million when compared to the same period in 2024, as a result of:
•$4.7 million of increases from properties acquired, and
•$0.8 million of increased repair and maintenance costs from our Same Properties, partially offset by:
•$3.3 million of decreases from properties disposed.
Real estate taxes for the three months ended September 30, 2025 decreased $0.2 million when compared to the same period in 2024, as a result of:
•$1.1 million of decreases from properties disposed, partially offset by:
•$0.9 million of increases from properties acquired.
Real estate taxes for the nine months ended September 30, 2025 increased $1.4 million when compared to the same period in 2024, as a result of:
•$2.3 million of increases from properties acquired, and
•$0.9 million of net increases from our Same Properties, partially offset by:
•$1.8 million of decreases from properties disposed.
General and administrative expenses for the three and nine months ended September 30, 2025 increased $0.2 million and $0.8 million, respectively, when compared to the same periods in 2024, as a result of increased stock-based compensation costs.

The following table presents the changes in other income and expense for the three and nine months ended September 30, 2025 and 2024.

	Three months ended September 30			Nine months ended September 30
	2025	2024	Change	2025	2024	Change
Other (expense) income
Interest expense, net	$(8,969)	$(9,470)	$501	$(25,637)	$(28,744)	$3,107
Impairment of real estate assets	—	(3,854)	3,854	—	(3,854)	3,854
Gain on sale of investment properties	52	334	(282)	90,961	334	90,627
Other income and expense, net	1,628	197	1,431	3,177	1,510	1,667
Total other (expense) income, net	$(7,289)	$(12,793)	$5,504	$68,501	$(30,754)	$99,255
Interest expense, net, for the three months ended September 30, 2025 decreased $0.5 million when compared to the same period in 2024, primarily as a result of:
•decreased interest expense of $1.1 million related to the $72.5 million pooled mortgage payable extinguished in September 2024, partially offset by:
•increased interest expense of $0.3 million related to the August 2025 extension of our term loan maturities,
•increased interest expenses of $0.1 million on our finance lease, and
•increased amortization of debt discounts and financing costs of $0.2 million.
Interest expense, net, for the nine months ended September 30, 2025 decreased $3.1 million when compared to the same period in 2024, primarily as a result of:
•decreased interest expense of $3.8 million related to the $72.5 million pooled mortgage payable extinguished in September 2024, partially offset by:
•increased interest expense of $0.3 million related to the August 2025 extension of our term loan maturities, and
•increased amortization of debt discounts and financing costs of $0.4 million.

During the three and nine months ended September 30, 2024, we recorded an impairment of real estate assets of $3.9 million on one retail property after receiving and accepting a letter of intent to purchase the property for less than its carrying value.
During the three months ended September 30, 2025, we recognized a gain of $0.1 million on completion of a partial condemnation at one retail property. In addition, during the nine months ended September 30, 2025, we completed a portfolio sale of five properties in California for an aggregate gross disposition price of $306.0 million and recognized a gain of $90.9 million on the sale.
During the three and nine months ended September 30, 2024, we recognized a gain of $0.3 million on completion of a partial condemnation at one retail property.
Other income and expense, net, increased $1.4 million and $1.7 million during the three months ended and nine months ended September 30, 2025, respectively, primarily as a result of increased interest income.

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
Comparison of Same Property results for the three and nine months ended September 30, 2025 and 2024
A total of 58 and 56 retail properties met our Same Property criteria for the three and nine months ended September 30, 2025 and 2024, respectively.
Reconciliation of Net Income (Loss) to Non-GAAP Measures
The following table reconciles net income (loss), the most directly comparable GAAP measure, to NOI and Same Property NOI:

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Net income (loss)	$6,026	$(539)	$108,760	$3,859
Adjustments to reconcile to non-GAAP metrics:
Other income and expense, net	(1,628)	(197)	(3,177)	(1,510)
Interest expense, net	8,969	9,470	25,637	28,744
Gain on sale of investment properties	(52)	(334)	(90,961)	(334)
Impairment of real estate assets	—	3,854	—	3,854
Depreciation and amortization	32,734	28,134	94,086	85,092
General and administrative	8,316	8,133	25,569	24,768
Adjustments to NOI (a)	(2,453)	(1,626)	(6,233)	(6,056)
NOI	51,912	46,895	153,681	138,417
NOI from other investment properties	(7,628)	(5,283)	(25,345)	(17,288)
Same Property NOI	$44,284	$41,612	$128,336	$121,129
(a)Adjustments to NOI include lease termination income and expense and GAAP Rent Adjustments.

Comparison of the components of Same Property NOI
The following table presents the changes in Same Property NOI for the three months ended September 30, 2025 and 2024:

	Three months ended September 30
	2025	2024	Change	Variance
Minimum base rent	$40,857	$39,256	$1,601	4.1%
Real estate tax recoveries	7,511	7,342	169	2.3%
Common area maintenance, insurance, and other recoveries	7,823	7,515	308	4.1%
Ground rent income	4,391	4,255	136	3.2%
Short-term and other lease income	861	687	174	25.3%
(Provision for) reversal of uncollectible rent and recoveries, net	(166)	82	(248)	(302.4)%
Other property income	405	323	82	25.4%
Total income	61,682	59,460	2,222	3.7%
Property operating	9,307	9,733	(426)	(4.4)%
Real estate taxes	8,091	8,115	(24)	(0.3)%
Total operating expenses	17,398	17,848	(450)	(2.5)%
Same Property NOI	$44,284	$41,612	$2,672	6.4%
Same Property NOI increased by $2.7 million, or 6.4%, when comparing the three months ended September 30, 2025 to the same period in 2024, and was primarily a result of increased occupancy, increased ABR PSF from fixed annual rent escalations, and favorable lease spreads.

The following table presents the changes in Same Property NOI for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30
	2025	2024	Change	Variance
Minimum base rent	$118,294	$113,603	$4,691	4.1%
Real estate tax recoveries	22,789	21,702	1,087	5.0%
Common area maintenance, insurance, and other recoveries	22,705	21,202	1,503	7.1%
Ground rent income	12,938	12,597	341	2.7%
Short-term and other lease income	2,840	2,269	571	25.2%
(Provision for) reversal of uncollectible rent and recoveries, net	(180)	12	(192)	(1,600.0)%
Other property income	1,101	874	227	26.0%
Total income	180,487	172,259	8,228	4.8%
Property operating	27,377	27,265	112	0.4%
Real estate taxes	24,774	23,865	909	3.8%
Total operating expenses	52,151	51,130	1,021	2.0%
Same Property NOI	$128,336	$121,129	$7,207	5.9%
Same Property NOI increased by $7.2 million, or 5.9%, when comparing the nine months ended September 30, 2025 to the same period in 2024, and was primarily a result of increased occupancy, increased ABR PSF from fixed annual rent escalations, favorable lease spreads, and leases with advantageous fixed recovery terms.

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
See our Annual Report for expanded descriptions of Nareit FFO and Core FFO.
The following table reconciles net income (loss), the most directly comparable GAAP measure, to Nareit FFO Applicable to Common Shares and Dilutive Securities and Core FFO Applicable to Common Shares and Dilutive Securities:

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Net income (loss)	$6,026	$(539)	$108,760	$3,859
Depreciation and amortization of real estate assets	32,446	27,923	93,263	84,439
Impairment of real estate assets	—	3,854	—	3,854
Gain on sale of investment properties	(52)	(334)	(90,961)	(334)
Nareit FFO Applicable to Common Shares and Dilutive Securities	38,420	30,904	111,062	91,818
Amortization of market lease intangibles and inducements, net	(1,186)	(831)	(3,170)	(2,064)
Straight-line rent adjustments, net	(1,121)	(765)	(2,859)	(2,652)
Amortization of debt discounts and financing costs	736	567	2,076	1,742
Accretion of finance lease liability	49	—	60	—
Depreciation and amortization of corporate assets	288	211	823	653
Non-operating income and expense, net (a)	(484)	21	(725)	(275)
Core FFO Applicable to Common Shares and Dilutive Securities	$36,702	$30,107	$107,267	$89,222

Weighted average common shares outstanding - basic	77,615,993	68,526,238	77,590,691	68,101,901
Dilutive effect of unvested restricted shares (b)	882,880	—	726,860	557,418
Weighted average common shares outstanding - diluted	78,498,873	68,526,238	78,317,551	68,659,319

Net income (loss) per diluted share	$0.08	$(0.01)	$1.39	$0.06
Per share adjustments for Nareit FFO	0.41	0.46	0.03	1.28
Nareit FFO per diluted share	$0.49	$0.45	$1.42	$1.34
Per share adjustments for Core FFO	(0.02)	(0.01)	(0.05)	(0.04)
Core FFO per diluted share	$0.47	$0.44	$1.37	$1.30
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
The following table reconciles net income (loss), the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA:

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Net income (loss)	$6,026	$(539)	$108,760	$3,859
Interest expense, net	8,969	9,470	25,637	28,744
Income tax expense	144	138	420	403
Depreciation and amortization	32,734	28,134	94,086	85,092
EBITDA	47,873	37,203	228,903	118,098
Impairment of real estate assets	—	3,854	—	3,854
Gain on sale of investment properties	(52)	(334)	(90,961)	(334)
Amortization of market-lease intangibles and inducements, net	(1,186)	(831)	(3,170)	(2,064)
Straight-line rent adjustments, net	(1,121)	(765)	(2,859)	(2,652)
Non-operating income and expense, net (a)	(484)	21	(725)	(275)
Adjusted EBITDA	$45,030	$39,148	$131,188	$116,627
(a)Reflects items which are not pertinent to measuring ongoing operating performance, such as miscellaneous and settlement income.

Liquidity and Capital Resources
Capital Investments and Leasing Costs
Retail properties generally require capital investments, including value-enhancing development and redevelopment projects and leasing commissions.
The following table summarizes the capital resources used for capital investments and leasing costs on a cash basis:

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Tenant improvements	$2,583	$2,475	$4,840	$7,936
Leasing costs	1,048	979	2,899	2,632
Property improvements	3,031	2,200	10,218	6,652
Capitalized indirect costs (a)	336	361	1,150	1,178
Total capital expenditures and leasing costs	6,998	6,015	19,107	18,398
Development and redevelopment direct costs	5,013	2,773	10,325	6,410
Development and redevelopment indirect costs (a)	388	304	1,071	804
Capital investments and leasing costs (b)	$12,399	$9,092	$30,503	$25,612
(a)Indirect costs include capitalized interest, real estate taxes, insurance, and payroll costs.
(b)As of September 30, 2025 and 2024, total accrued capital investments and leasing costs were $4,900 and $5,008, respectively.

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
•Proceeds from any ATM Program activities or other equity offerings; and
•Proceeds from debt offerings.

•To invest in properties or fund acquisitions;
•To fund development, re-development, maintenance and capital expenditures or leasing incentives;
•To make distributions to our stockholders;
•To service or pay down our debt;
•To pay our operating expenses;
•To repurchase shares of our common stock; and
•To fund other general corporate uses.

The Company maintains an at-the-market equity offering program (the "ATM Program") pursuant to which we may sell shares of our common stock up to an aggregate purchase price of $250.0 million. In connection with the ATM Program, we may sell shares of our common stock to or through sales agents, or may enter into separate forward sale agreements with one of the agents, or one of their respective affiliates, as a forward purchaser. During the three and nine months ended September 30, 2025, no shares were issued under the ATM Program. As of September 30, 2025, $236.7 million of common stock remains available for issuance under the ATM Program.
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
Distributions
During the nine months ended September 30, 2025, we declared distributions to our stockholders totaling $55.3 million and paid cash distributions of $54.4 million. As we execute on our retail strategy and continue to evaluate our business, results of operations and cash flows, our Board will continue to evaluate our distribution on a periodic basis.

Summary of Cash Flows

	Nine months ended September 30		Change
	2025	2024
Cash provided by operating activities	$112,674	$99,892	$12,782
Cash used in investing activities	(54,347)	(108,281)	53,934
Cash (used in) provided by financing activities	(73,182)	111,384	(184,566)
(Decrease) increase in cash, cash equivalents, and restricted cash	(14,855)	102,995	(117,850)
Cash, cash equivalents, and restricted cash at beginning of period	91,221	99,763	(8,542)
Cash, cash equivalents, and restricted cash at end of period	$76,366	$202,758	$(126,392)
Cash provided by operating activities of $112.7 million and $99.9 million for the nine months ended September 30, 2025 and 2024, respectively, was generated primarily from property operations. Cash provided by operating activities increased by $12.8 million primarily as a result of acquiring fifteen retail properties while only disposing of six since January 1, 2024, decreased cash paid for mortgage interest, and general working capital fluctuations due to timing of receipts and payments.
Cash used in investing activities of $54.3 million for the nine months ended September 30, 2025 was the result of:
•$323.3 million for acquisitions of investment properties,
•$30.5 million for capital investments and leasing costs, and other investing activities, offset by:
•$299.5 million from the sale of investment properties.
Cash used in investing activities of $108.3 million for the nine months ended September 30, 2024 was the result of:
•$83.0 million for acquisitions of investment properties, and
•$25.8 million for capital investments, leasing costs, and other investing activities, offset by:
•$0.5 million in net proceeds received from the sale of investment properties.
Cash used in financing activities of $73.2 million for the nine months ended September 30, 2025 was the result of:
•$54.4 million to pay distributions,
•$16.8 million for pay-offs of mortgage debt, payment of mortgage principal, and payment of financing costs, and
•$2.5 million for the payment of tax withholdings for stock-based compensation and other offering costs, offset by
•$0.5 million in net proceeds from our Employee Stock Purchase Plan.
Cash provided by financing activities of $111.4 million for the nine months ended September 30, 2024 was the result of:
•$247.3 million in net proceeds from the underwritten public offering of our common stock, net of underwriting discounts and commissions, and
•$0.3 million in net proceeds from our ESPP, offset by:
•$45.3 million to pay distributions,
•$1.5 million for additional costs incurred in relation to sales of our common stock,
•$1.2 million for the payment of tax withholdings for stock-based compensation, and
•$88.2 million for pay-offs of mortgage debt.

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

Off Balance Sheet Arrangements
None.
Contractual Obligations
We have obligations related to our mortgage loans, senior notes, term loan, revolving credit facility, and ground lease as described in "Note 6. Debt" in the condensed consolidated financial statements.
The following table presents our obligations to make future payments under debt and lease agreements as of September 30, 2025, exclusive of debt discounts and financing costs, which are not future cash obligations.

	Payments due by year ending December 31
	2025	2026	2027	2028	2029	Thereafter	Total
Fixed rate debt:
Term Loan and Senior Notes (a)	$—	$—	$—	$—	$150,000	$500,000	$650,000
Mortgage maturities	22,880	—	26,000	21,321	31,500	5,853	107,554
Mortgage payments	189	773	810	495	449	154	2,870
Interest	7,751	31,309	34,793	33,813	29,784	30,273	167,723
Total fixed rate debt	30,820	32,082	61,603	55,629	211,733	536,280	928,147
Operating leases (b)	121	517	529	522	493	293	2,475
Finance lease (c)	138	550	578	605	605	71,816	74,292
Grand total	$31,079	$33,149	$62,710	$56,756	$212,831	$608,389	$1,004,914
(a)Includes variable rate debt swapped to fixed rates through interest rate swaps.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company is subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt. The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows. As of September 30, 2025, the Company's debt included outstanding variable-rate debt of $400.0 million, all of which has been swapped to a fixed rate through the maturity dates.
The following table summarizes the Company's effective interest rate swaps as of September 30, 2025 and December 31, 2024:

							Fair Value as of
Effective Interest Rate Swaps	Effective Date	Termination Date	InvenTrust Receives	InvenTrust Pays Fixed Rate of	Fixed Rate Achieved (a)	Notional Amount	September 30, 2025	December 31, 2024
5.5 year Term Loan	4/3/23	3/22/27	1-Month SOFR	3.69%	4.84%	$100,000	$(382)	$656
5 year Term Loan	12/21/23	9/22/26	1-Month SOFR	1.51%	2.66%	100,000	2,006	4,212
5 year Term Loan	12/21/23	9/22/26	1-Month SOFR	1.51%	2.66%	100,000	2,015	4,226
5.5 year Term Loan	6/21/24	3/22/27	1-Month SOFR	1.54%	2.69%	50,000	1,368	2,634
5.5 year Term Loan	6/21/24	3/22/27	1-Month SOFR	1.48%	2.63%	50,000	1,411	2,698
						$400,000	$6,418	$14,426
(a)Interest rates reflect the Company's current credit spread of 1.15%.

The following table summarizes the Company's forward-starting interest rate swaps as of September 30, 2025:

Forward-Starting Interest Rate Swaps	Effective Date	Termination Date	InvenTrust Receives	InvenTrust Pays Fixed Rate of	Fixed Rate Achieved (a)	Notional Amount	Fair Value as of September 30, 2025
5 year Term Loan	9/22/26	8/26/30	Daily SOFR	3.35%	4.50%	$100,000	$(352)
5 year Term Loan	9/22/26	8/26/30	Daily SOFR	3.35%	4.50%	100,000	(344)
5.5 year Term Loan	3/22/27	2/24/31	Daily SOFR	3.42%	4.57%	100,000	(387)
5.5 year Term Loan	3/22/27	2/24/31	Daily SOFR	3.43%	4.58%	100,000	(397)
						$400,000	$(1,480)
(a)Interest rates reflect the Company's current credit spread of 1.15%.
Gains or losses resulting from marking-to-market derivatives each reporting period are recognized as an increase or decrease in comprehensive income on the condensed consolidated statements of operations and comprehensive income (loss).
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company's management, including its Principal Executive Officer and Principal Financial Officer, evaluated as of September 30, 2025 the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures, as of September 30, 2025, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes to the Company's internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 1A. Risk Factors
As of September 30, 2025, there have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 other than the potential effects of uncertain and evolving tariff activity and changes in global trade policies on the overall state of the economy and on our business, including the impact on our tenants' business, operations and ability to pay rent, which are discussed elsewhere in this Quarterly Report, including in "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.
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

10.1	Third Amendment, dated as of August 25, 2025, to the Amended and Restated Term Loan Credit Agreement, among InvenTrust Properties Corp., the Lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on August 27, 2025)
10.2	Fourth Amendment, dated as of August 25, 2025, to the Second Amended and Restated Credit Agreement, among InvenTrust Properties Corp., the Lenders party thereto and KeyBank National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on August 27, 2025)
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2025, filed with the SEC on October 29, 2025, is formatted in Extensible Business Reporting Language ("XBRL"): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed as part of this Quarterly Report on Form 10-Q
** Furnished as part of this Quarterly Report on Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InvenTrust Properties Corp.

Date:	October 29, 2025
By:	/s/ Daniel J. Busch

Name:	Daniel J. Busch
Title:	President, Chief Executive Officer (Principal Executive Officer)

Date:	October 29, 2025
By:	/s/ Michael Phillips

Name:	Michael Phillips
Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)