Form 10-K
period 2025-12-31
InvenTrust Properties Corp.
filed 2026-02-12
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2025, the aggregate market value of the voting and non-voting common stock held by non-affiliates of InvenTrust Properties Corp. was approximately $2.1 billion, based upon the closing price on the New York Stock Exchange for such equity on June 30, 2025.
As of February 6, 2026, there were 77,699,241 shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information that will be contained in InvenTrust Properties Corp.'s Proxy Statement relating to its 2026 Annual Meeting of Stockholders, which InvenTrust Properties Corp. intends to file no later than 120 days after the end of its fiscal year ended December 31, 2025, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K.

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
•natural or man-made disasters, severe weather and climate-related events, such as hurricanes, wildfires, earthquakes, tsunamis, tornadoes, droughts, blizzards, severe freezes and winter storms, hailstorms, floods, mudslides, oil spills, nuclear incidents, and outbreaks of pandemics or contagious diseases, or fear of such outbreaks;
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
ii

PART I
As used throughout this Annual Report, the terms "Company," "InvenTrust," "we," "us," or "our" mean InvenTrust Properties Corp. and its wholly-owned subsidiaries. Unless otherwise noted, all dollar amounts and square feet are stated in thousands, except per share and per square foot amounts. Any references to number of properties, square feet, and tenant and occupancy data are unaudited.
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
As of December 31, 2025, the Company owned 73 retail properties with a total gross leasable area ("GLA") of approximately 11.6 million square feet. The following table summarizes our retail portfolio as of December 31, 2025.

As of December 31, 2025
No. of properties	73
GLA (square feet)	11,589
Economic occupancy (a)	95.4%
Leased occupancy (b)	96.7%
ABR PSF (c)	$20.41
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
Acquiring retail properties in Sun Belt markets. InvenTrust focuses on Sun Belt markets with favorable demographics, including above-average growth in population, employment, income, and education levels. We believe these conditions create favorable demand characteristics for grocery-anchored and necessity-based retail centers, which will position us to capitalize on potential future rent increases while enjoying sustained occupancy at our centers. Our strategically located field offices support hands-on property oversight, enabling responsive tenant engagement and strong local market knowledge across our portfolio. We believe that our Sun Belt portfolio of high quality grocery-anchored assets is a distinct differentiator for us in the marketplace.
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
Human Capital Management
Our employees are our greatest asset and the foundation for our success. Together, we focus on building an inclusive culture where innovative thinking is valued, collaboration is essential, and communicating the "why" is a necessity. We are committed to creating a corporate culture characterized by high levels of employee engagement, growth and development, and health and wellness. We seek to attract and retain talented professionals who provide a wide range of opinions and experiences to drive our business forward, respectful of civil rights laws. As of December 31, 2025, we had 103 full-time employees.
Our Human Capital strategy is focused on talent management. The basis for hiring, development, training, compensation and advancement are qualifications, performance, skills and experience. We believe our employees are fairly compensated. All of our employees are offered a comprehensive benefits package, including, but not limited to, paid time off and parental leave, medical, dental and vision insurance, disability insurance, life insurance, 401(k) matching, tuition reimbursement, flexible Fridays and remote work flexibility.
Employee engagement is critical to our success. We believe in fostering a highly engaged inclusive environment which drives growth and productivity. We believe that our heightened focus on employee development and health and wellness creates a more engaged workforce. In 2025, 95% of our employees were highly engaged and we were named one of Chicago's Top Workplaces by The Chicago Tribune for the fourth year in a row. We believe that the more engaged our employees are the more likely productivity will increase and drive empowerment throughout the organization for our employees to act like owners. Our hybrid work model provides an opportunity for employees to balance work and life, whether in the office or at home. We also host monthly events focused on employee education, health and wellness, engagement activities, and giving back to our communities. Our events consist of company-wide executive-led meetings to stay connected with our employees, wellness competitions, food trucks, game days, happy hours, and charity events serving our communities. We are proud that 100% of our employees participated in charitable events giving back to our communities in 2025. Our Flexible Fridays program enables our employees to balance work and life, focusing on mental health as well as giving back to our communities through charitable endeavors.
We celebrate our employees' success through our Circle of Excellence awards. Our monthly "On The Spot" award recognizes employees who go above and beyond their job. Our annual awards, the "Rising Star" and "Standing Ovation", recognize new employees and tenured employees who exhibit exceptional promise, ability, and our InvenTrust values. We monitor our performance through employee engagement surveys and utilize the results to continually improve our organization.
Corporate Responsibility and Governance
We continue to manage matters of corporate responsibility and governance across our platform as part of our overall business strategy. We believe that our efforts to enhance our communities, conserve resources, and foster a best-in-class work environment are not just compatible with, but facilitative of, growing long-term stockholder value. We discuss such initiatives related to our corporate responsibility and governance in our annual Corporate Responsibility Report available on our website.
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
Our Website and Availability of SEC Reports and Other Information
The Company maintains a website at the following address: www.inventrustproperties.com. The information on the Company's website is not incorporated by reference in this Annual Report or in any other report or document we file with the U.S. Securities and Exchange Commission ("SEC"), and any references to our website are intended to be inactive textual references only. In addition, we reference certain sources included on our website, including our Corporate Responsibility Report, in this Annual Report, and none of these are incorporated by reference in, or are otherwise to be regarded as part of, this Annual Report.
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
An economic downturn could have an adverse impact on the retail industry generally. Rising or elevated inflation could also adversely impact consumer behavior and increase our and our tenants' operating costs. As a result, the retail industry could face further reductions in sales revenues and increased bankruptcies. Adverse economic conditions may result in an increase in distressed or bankrupt retail companies, which in turn would result in an increase in defaults by tenants at our commercial properties. Such conditions may also affect shadow-anchor retailers in some of our centers, which we cannot control. Although we do not generate revenue from shadow-anchor retailers, their presence drives traffic to some of our centers. Additionally, continued slow or negative economic growth could hinder new entrants into the retail market, which may make it difficult for us to fully lease our real properties. Tenant defaults and decreased demand for retail space would have an adverse impact on the value of our retail properties and our results of operations.
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
As of December 31, 2025, approximately 37.7% of the total annualized base rental income in our retail portfolio was generated by properties located in Texas, with 15.4%, 9.7%, 8.5%, and 4.1% of our total annualized base rental income generated by properties in Austin, Houston, Dallas-Fort Worth-Arlington, and San Antonio metropolitan areas, respectively. An oversupply of retail properties without corresponding increases in demand or an economic downturn in some of these markets could have a material adverse effect on our financial condition, our results of operations and our ability to pay distributions.
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
As of December 31, 2025, approximately 60.6% of our total annualized base rental income is generated by our small shop tenants. Our small shop tenants may be more vulnerable to negative economic conditions as they generally have more limited resources than our anchor tenants. If a significant number of our small shop tenants experience financial difficulties or are unable to remain open, our cash flow, financial condition and results of operations could be adversely affected.
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
•competition for tenancy of our leases.
As of December 31, 2025, economic occupancy and leased occupancy of our retail portfolio was 95.4% and 96.7%, respectively. Additionally, as of December 31, 2025, leases representing approximately 5.0% and 14.1% of our total expiring GLA and $15.1 million and $32.5 million of our total expiring ABR were scheduled to expire in 2026 and 2027, respectively. We cannot assure our stockholders that leases will be renewed or that our properties will be re-leased on terms equal to or better than the current terms, or at all. We also may not be able to lease space which is currently not occupied on acceptable terms and conditions, if at all. In addition, some of our tenants have leases that include early termination provisions that permit the lessee to terminate all or a portion of its lease with us after a specified date or upon the occurrence of certain events with little or no liability to us. We may be required to offer substantial rent abatements, tenant improvements, early termination rights or below-market renewal options to retain these tenants or attract new ones. Portions of our assets may remain vacant for extended periods of time. If the rental rates for our assets decrease, our existing tenants do not renew their leases or we do not re-lease a significant portion of our available space and space for which leases will expire, our financial condition, cash flows and results of operations could be adversely affected.
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
•natural disasters, such as hurricanes, wildfires, earthquakes, droughts, severe freezes and winter storms, floods, extreme storms and weather or other under-insured or uninsured losses, which may result from or be exacerbated by climate change, and man-made events, such as terrorist attacks or events of sabotage;
•changes in interest rates and availability, and cost and terms of financing;
•rising inflation; and
•the effects of uncertain and evolving tariff activity and changes in global trade policies on the overall state of the economy and on our business, including the impact on our tenants' business, operations and ability to pay rent.
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
Natural disasters and severe weather such as hurricanes, wildfires, earthquakes, mudslides, droughts, tornadoes, blizzards, severe freezes and winter storms, hailstorms or floods may result in significant damage to our properties, decrease demand for certain properties, disrupt operations at our properties, increase the costs associated with maintaining or insuring our properties, and adversely affect both the value of our properties and the ability of our tenants and operators to make their scheduled rent payments to us. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. These losses may not be insured or insurable at commercially reasonable rates. When we have a geographic concentration, a single catastrophe or destructive weather event affecting a region may have a significant negative effect on our financial condition, results of operations, and cash flows. As a result, our operating and financial results may vary significantly from one period to the next. We also are exposed to the risk of an increased need for the maintenance and repair of our buildings due to inclement or extreme weather.
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
Increases in interest rates would increase our interest expense on our variable rate debt, as well as any debt that must be refinanced at higher interest rates at the time of maturity. Our future earnings and cash flows could be adversely affected due to the increased requirement to service our debt and could reduce the amount we are able to distribute to our stockholders.
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
For the year ended December 31, 2025, distributions were paid from cash flow from operations and proceeds from the sales of properties.

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
We maintain insurance coverage with third-party carriers for a portion of our potential losses, including property damage and general liability risks. We also self-insure a portion of our risk exposure, including deductibles under certain commercial insurance policies and a layer of our general liability risk, through our wholly owned captive insurance company. To the extent our captive insurance company is unable to fund claims or otherwise satisfy its obligations, we may be required to contribute additional capital to the captive or bear the losses directly, which could materially and adversely affect our financial condition, results of operations, and cash flows.
Certain risks, including catastrophic events such as hurricanes, severe freezes and winter storms, wildfires, windstorms, earthquakes, floods, and acts of terrorism, may not be insurable or may not be economically reasonable to insure. Even when such risks are insurable, insurance policies may be subject to significant deductibles, coverage limitations, exclusions, or high premiums. In addition, claims related to general liability or other casualty exposures may exceed policy limits or amounts retained through self-insurance. Our failure to obtain such insurance could constitute a default under loan agreements, and/or our lenders may force us to obtain such insurance at unfavorable rates, which could materially and adversely affect our profitability.
In the event of a substantial loss or liability claim, our insurance coverage, including coverage provided through our captive insurance company, may be insufficient to cover the full current market value, replacement cost, or liability exposure associated with the property. If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital invested in a property and the anticipated future cash flows from that property, while remaining obligated to satisfy any related mortgage debt or other financial obligations. Inflation, changes in building codes or ordinances, environmental considerations, and other factors could require us to incur significant out-of-pocket costs to repair, replace, or remediate an asset following a loss. Under these circumstances, insurance proceeds, if any, may be inadequate to restore our economic position, which could materially and adversely affect our profitability.
In addition, the availability and cost of property and casualty insurance, including general liability coverage, may be adversely affected by market conditions, large loss events, or perceived risks associated with terrorism or other catastrophic events, which could further increase our insurance costs or limit coverage availability.
We could incur material costs related to government regulation and litigation with respect to environmental matters, which could materially and adversely affect our revenues and profitability.
Under various federal, state, and local laws, an owner or manager of real property may be liable for the costs to assess and remediate the presence of hazardous substances on the property, which in our case generally arise from former dry cleaners, gas stations, asbestos usage, storage tanks, air emissions from emergency generators, storm water and wastewater discharges, lead-based paint, mold and mildew, waste management, and historic land use practices. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous substances. The presence of, or the failure to properly address the presence of, hazardous substances may adversely affect our ability to sell or lease the property or borrow using the property as collateral. We can provide no assurance that we are aware of all potential environmental liabilities or their ultimate cost to address; that our properties will not be affected by tenants or nearby properties or other unrelated third parties; and that future uses or conditions, or changes in environmental laws and regulations, or their interpretation, will not result in additional material environmental liabilities to us. The general trend is for environmental laws to become more stringent over time, including the identification of additional hazardous substances; for example, there has recently been significant attention from various policymakers on regulating per- and polyfluoroalkyl substances, which have been used in firefighting and other materials.
The discovery of material environmental liabilities at our assets could subject us to unanticipated significant costs, which could significantly reduce or eliminate our profitability and the cash available for distribution to our stockholders.
Moreover, compliance with environmental, social and governance ("ESG") related laws, regulations, expectations or reporting requirements may result in increased compliance costs, as well as additional scrutiny that could heighten all of the risks associated with environmental, social and sustainability matters. If we fail to comply with new laws, regulations, expectations or reporting requirements, or if we are perceived as failing, our reputation and business could be adversely impacted. The occurrence of any of the foregoing could have an adverse effect on the price of the Company's stock and the Company's business, financial condition and results of operations, including increased development costs, capital expenditures and operating expenses.
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
There is continued scrutiny on companies' management of climate change, human capital, and other environmental, social and governance factors. Although the Company makes ESG disclosures and undertakes ESG initiatives, such initiatives are costly and there is no assurance they will have the desired effects. For example, we may not be able to ultimately achieve certain of our goals or initiatives due to cost, technology, or other factors which may or may not be within our control. Additionally, many of these matters rely on methodologies and data that continue to evolve, and we cannot guarantee that any changes to our approach will align with any stakeholder expectations or preferences. Stakeholders expectations are not uniform, and both advocates for and opponents of ESG initiatives are increasingly resorting to a range of activism forms to achieve their goals. The application and interpretation of such requirements are constantly evolving and are subject to change, creating a complex compliance environment.
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

If we or our third-party providers fail to protect our information technology systems or confidential information and/or experience cyber-attacks, security problems, or other disruptions, there may be damage to our brand and reputation, financial penalties, and legal liability, which could materially adversely affect our business, results of operations, and financial condition.
We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, "IT systems"). We and certain of our third-party providers also collect, maintain and process data about customers, employees, business partners and others, including personally identifiable information, as well as proprietary information belonging to our business such as trade secrets (collectively, "Confidential Information").
We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information, including an intruder gaining unauthorized access to systems to disrupt operations, corrupt data or steal Confidential Information and threats from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vendors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of bugs, misconfigurations or exploited vulnerabilities in software or hardware. As our reliance on technology has increased, so have the risks posed to our Confidential Information and IT Systems, both internal and those we have outsourced.
There can be no assurance that our security efforts and measures will be effective or that attempted security breaches would not be successful or damaging. While we maintain some IT Systems ourselves, we also depend on third parties to provide important IT Systems relating to several key business functions. Furthermore, the security measures employed by third-party providers may prove to be ineffective at preventing breaches of their systems. Moreover, cyber incidents perpetrated against our tenants, including unauthorized access to customers' credit card data and other Confidential Information, could diminish consumer confidence and consumer spending and negatively impact our business and reputation. Additionally, any integration of artificial intelligence ("AI"), machine learning and automated decision-making technologies (collectively, "AI Technologies") in our or any third-party providers' operations, products or services is expected to pose new or unknown cybersecurity risks and challenges.
There is an increase in the use of AI Technologies by us and our third-party providers. This introduces additional risks, including data privacy concerns, model inaccuracies, unintended bias, intellectual property exposure, and vulnerabilities that could be exploited by malicious actors. If we or our third-party providers fail to appropriately govern the use of AI Technologies, we may face operational, legal, ethical, or reputational risks. In addition, there can be no assurance that our or third-party providers' investments in AI Technologies will in fact provide the desired business support.
Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools - including, with increased frequency, generative and other AI Technologies - that circumvent security controls, evade detection and remove forensic evidence. As a result, we, or our tenants, may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems, Confidential Information or business. Any adverse impact to the availability, integrity or confidentiality of our Confidential Information or IT Systems can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, operational interruption, damage to our relationships with our tenants or damage to our tenants' relationships with their customers, as applicable, and private data exposure. Our and our tenants' financial results and reputation may be negatively impacted by such an incident.
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
In connection with running our business, we receive, store, use and otherwise process information that relates to individuals, and we are therefore subject to laws, regulations and other requirements relating to the privacy, security and handling of personal information. The application and interpretation of such requirements are constantly evolving and are subject to change, creating a complex compliance environment. In some cases, these requirements may be either unclear in their interpretation and application or they may have inconsistent or conflicting requirements with each other. Further, there has been a substantial increase in legislative activity and regulatory focus on data privacy and security, including in relation to cybersecurity incidents.

It is possible that new laws, regulations and other requirements, or amendments to or changes in interpretations of existing laws, regulations and other requirements, may require us to incur costs, implement new processes, or change our handling of information and business operations. In addition, any failure or perceived failure by us to comply with laws, regulations and other requirements relating to the privacy, security and handling of personal information could result in legal claims or proceedings (including class actions), regulatory investigations or enforcement actions. Any such proceedings and subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.
In addition, the regulatory framework for AI Technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Existing laws and regulations may be interpreted in ways that would affect our use of AI Technologies, or could be rescinded or amended as new administrations take differing approaches to evolving AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet completely determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive. Any investigation or litigation resulting from our use of AI Technologies could specifically limit our ability to use AI Technologies in the future.
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
Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels, and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Key elements of our cybersecurity risk management program include, but are not limited to, the following:
•risk assessments designed to help identify material risks from cybersecurity threats to our critical systems;
•a team responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external third-party providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•cybersecurity awareness training of our employees, including incident response personnel and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for key service providers, based on our assessment of their criticality to our operations and respective risk profile.
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
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the "Committee") oversight of cybersecurity risks, including oversight of management's implementation of our cybersecurity risk management program.
The Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Committee regarding any material cybersecurity incidents, as well as any incidents it considers to be significant.
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
Our VP IT, who reports to the Chief Financial Officer, is primarily responsible for assessing and managing our material risks from cybersecurity, as well as our overall cybersecurity risk management program, including supervision of our retained external cybersecurity consultants. Our VP IT has experience with implementing IT organizational policies and procedures, overseeing multiple platform environments, managing corporate networking and hardware operations, leading cybersecurity functions, penetration and disaster recovery testing coordination, security project management, and continuous monitoring of security information and event management alerts.
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

Item 2. Properties
The following table summarizes our retail portfolio as of December 31, 2025 and 2024.

	Year ended December 31
	2025	2024
No. of properties	73	68
GLA (square feet)	11,589	10,972
Economic occupancy	95.4%	95.3%
Leased occupancy	96.7%	97.4%
ABR PSF	$20.41	$20.07
The following table summarizes the geographical diversity of our retail portfolio by ABR as of December 31, 2025.

Market	No. of Properties	ABR	ABR PSF	ABR as % of Total	GLA	GLA as % of Total
Austin-Round Rock, TX	8	$34,659	$16.95	15.4%	2,091	18.0%
Houston-Sugar Land-Baytown, TX	6	21,923	16.88	9.7%	1,378	12.0%
Atlanta Metro Area, GA	10	21,527	21.28	9.5%	1,069	9.2%
Miami-Fort Lauderdale-Miami Beach, FL	3	20,885	24.71	9.2%	859	7.4%
Dallas-Fort Worth-Arlington, TX	7	19,272	21.09	8.5%	941	8.1%
Charlotte-Gastonia-Concord, NC	6	16,607	22.87	7.4%	752	6.5%
Raleigh-Cary-Durham, NC	5	13,665	20.69	6.1%	688	5.9%
Richmond, VA	3	12,991	17.02	5.7%	771	6.7%
Orlando-Kissimmee, FL	4	10,533	26.57	4.7%	411	3.6%
Tampa-St. Petersburg, FL	3	9,636	15.64	4.3%	744	6.4%
San Antonio, TX	3	9,318	28.01	4.1%	353	3.0%
Charleston-Berkeley-Dorchester, SC	3	7,845	27.43	3.5%	293	2.5%
Cape Coral-Fort Myers, FL	3	7,578	20.98	3.4%	380	3.3%
Washington D.C., MD	2	6,060	37.42	2.7%	181	1.6%
Phoenix, AZ	3	5,278	23.27	2.3%	234	2.0%
Asheville, NC	1	2,534	20.10	1.1%	130	1.1%
Savannah, GA	1	2,034	19.63	0.9%	106	0.9%
So. California - Los Angeles, CA	1	1,724	19.40	0.8%	117	1.0%
Tucson, AZ	1	1,501	16.63	0.7%	91	0.8%
Total	73	$225,570	$20.41	100%	11,589	100%
The following table presents information regarding the top 10 tenants of our retail portfolio by ABR as of December 31, 2025.

Parent Name	Tenant Name/Count	No. of Leases	ABR	% of Total ABR	GLA	% of Total Occ.GLA
Kroger	Kroger 7 / Kroger Fuel 1 / Harris Teeter 5	13	$8,079	3.6%	787	6.8%
Publix Super Markets, Inc.	Publix 13 / Publix Liquor 3	16	7,323	3.2%	629	5.4%
TJX Companies	Marshalls 8 / HomeGoods 5 / TJ Maxx 3	16	5,465	2.4%	450	3.9%
Amazon, Inc.	Whole Foods Market	8	5,023	2.2%	320	2.8%
Albertsons	Tom Thumb 2 / Market Street 2 / Safeway 1 /Albertsons 1	6	4,400	2.0%	365	3.1%
H.E.B.	H.E.B. 4 / H.E.B. Staff Office 1	5	4,292	1.9%	481	4.2%
Apollo Global Management, Inc.	Michaels 9	9	2,927	1.3%	211	1.8%
Trader Joe's		7	2,752	1.2%	88	0.8%
Wegmans		2	2,450	1.1%	242	2.1%
Ross Dress For Less	Ross Dress for Less 5 / dd's Discounts 1	6	2,193	1.0%	171	1.5%
		88	$44,904	19.9%	3,744	32.4%

The following table presents the lease expirations of our retail portfolio as of December 31, 2025. This table does not include expirations of signed but not yet commenced leases, nor does it assume available but unexercised contractual lease renewal or extension options contained in our leases.

Lease Expiration Year	No. of Expiring Leases	GLA of Expiring Leases	Percent of Total GLA of Expiring Leases	ABR of Expiring Leases	Percent of Total ABR	Expiring ABR PSF (a)
2026	168	549	5.0%	$15,092	6.2%	$27.49
2027	262	1,554	14.1%	32,522	13.4%	20.93
2028	264	1,143	10.4%	28,055	11.5%	24.55
2029	256	1,530	13.9%	33,786	13.9%	22.08
2030	226	1,475	13.4%	30,093	12.4%	20.40
2031	153	1,062	9.6%	22,562	9.3%	21.24
2032	105	624	5.7%	14,345	5.9%	22.99
2033	75	450	4.1%	11,348	4.7%	25.22
2034	101	879	8.0%	19,025	7.8%	21.64
2035	87	585	5.3%	15,087	6.2%	25.79
Thereafter	54	1,125	10.2%	20,057	8.3%	17.83
Other (b)	12	35	0.3%	1,036	0.4%	29.60
Totals	1,763	11,011	100%	$243,008	100%	$22.07
(a)Expiring ABR PSF reflects ABR PSF at the time of lease expiration.
(b)Other lease expirations include the GLA, ABR and ABR PSF of month-to-month leases.
Our retail business is neither highly dependent on specific retailers nor subject to lease roll-over concentration. We believe this minimizes our risk of significant revenue variances over time.
Certain of our properties are encumbered by mortgages, totaling $117.6 million as of December 31, 2025. Additional detail about our retail properties can be found on Schedule III – Real Estate and Accumulated Depreciation.
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
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock trades on the NYSE under the ticker symbol "IVT". As of February 6, 2026, there were 18,562 holders of record of shares of our outstanding common stock.
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

Issuer Purchases of Equity Securities
Share Repurchase Program
We maintain a share repurchase program (the "SRP") of up to $150.0 million of our outstanding shares of common stock. The SRP may be suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or particular amount of shares. As of December 31, 2025, no common stock has been repurchased under the SRP.
Stock-Based Compensation Plans
During the year ended December 31, 2025, certain of the Company's employees surrendered shares of common stock to satisfy tax withholding obligations associated with the vesting of shares of common stock issued under the InvenTrust Properties Corp. 2015 Incentive Award Plan, as amended (the "Incentive Award Plan"), and the purchase of shares of common stock at a discount under the InvenTrust Properties Corp. 2023 Employee Stock Purchase Plan (the "ESPP").
The following table summarizes all share repurchases during the fourth quarter of 2025:

Period	Total No. of Shares Purchased (a)	Average Price Paid per Share	Total No. of Shares Purchased as Part of Publicly Announced Plans or Programs	Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2025	—	$—	—	$150,000
November 1 - November 30, 2025	—	$—	—	$150,000
December 1 - December 31, 2025	51,640	$28.84	—	$150,000
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
During the year ended December 31, 2025, we declared and paid cash distributions of $73.8 million and $72.8 million, respectively. During the year ended December 31, 2024, we declared and paid cash distributions of $65.7 million and $62.8 million, respectively.
For the distribution of $0.2377 declared on December 30, 2025 and paid on January 15, 2026, $0.111969 of the distribution is reported for the tax year 2025 and included in the tax characterization percentages in the table below. The December 2024 distribution declared, with a record date of December 30, 2024 and payment date of January 15, 2025, is reported in 2025, and was not reflected in the 2024 tax allocation.
For the distribution of $0.2155 declared on December 28, 2023 and paid on January 15, 2024, $0.1125 of the distribution was reported for the tax year 2024 and included in the tax characterization percentages in the table below.
The following table summarizes the tax characterization of distributions declared during the years ended December 31, 2025 and 2024:

	Year ended December 31
Common Stock:	2025	2024
Ordinary distributions	100.00%	95.55%
Other forms of distributions	—%	4.45%
Capital gain distributions	—%	—%
Total distributions per share of common stock	100.00%	100.00%

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
The following graph depicts the total cumulative stockholder return of our common stock from October 12, 2021, the first day of trading of our common stock on the NYSE, through December 31, 2025, relative to the performance of the FTSE National Association of Real Estate Investment Trusts Equity REITs Index (the "FTSE Nareit Equity Index"), the FTSE National Association of Real Estate Investment Trusts Equity Shopping Centers Index (the "FTSE Nareit Shopping Centers Index"), and the Standard and Poor’s 500 Stock Index (S&P 500 Index). The graph assumes an initial investment of $100.00 at the first NYSE trade price of $23.61 on October 12, 2021 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

Ticker / Index	10/12/2021	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
IVT	$100.00	$116.32	$104.34	$115.87	$142.47	$121.17
FTSE Nareit Equity Index	100.00	112.75	85.28	96.99	105.46	108.49
FTSE Nareit Shopping Centers Index	100.00	107.87	94.34	105.70	123.71	118.95
S&P 500 Index	100.00	109.88	89.98	113.63	142.06	167.47

Recent Sales of Unregistered Securities
None.
Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis relates to the operations of the Company for the years ended December 31, 2025 and 2024 and its financial position as of December 31, 2025 and 2024. Discussion of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Annual Report can be found in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2024. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this Annual Report. This discussion contains forward-looking statements about our business. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in "Forward-Looking Statements" and "Part I, Item 1A. Risk Factors" contained in this Annual Report and in our other reports that we file from time to time with the SEC.
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
InvenTrust focuses on Sun Belt markets with favorable demographics, including above-average growth in population, employment, income, and education levels. We believe these conditions create favorable demand characteristics for grocery-anchored and necessity-based retail centers, which will position us to capitalize on potential future rent increases while enjoying sustained occupancy at our centers. Our strategically located field offices support hands-on property oversight, enabling responsive tenant engagement and strong local market knowledge across our portfolio. We believe that our Sun Belt portfolio of high quality grocery-anchored assets is a distinct differentiator for us in the marketplace.
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

Recent Developments
Acquisitions and Mortgage Assumptions
The Company acquired the following properties during the year ended December 31, 2025:

Month Acquired	Property	Grocery Anchor(s)	Market	Square Feet	Gross Acquisition Price	Assumption of Mortgage Debt
Apr-25	Plaza Escondida (a)	Trader Joe's	Tucson, AZ	91	$23,000	$7,981
Apr-25	Carmel Village	N/A	Charlotte-Gastonia-Concord, NC	54	19,925	—
Jun-25	West Ashley Station (b)	Whole Foods Market	Charleston-Berkeley-Dorchester, SC	79	26,600	—
Jun-25	Twelve Oaks Shopping Center	Publix	Savannah, GA	106	35,850	—
Jul-25	The Marketplace at Encino Park	Sprouts Farmers Market	San Antonio, TX	92	38,500	—
Jul-25	West Broad Marketplace	Wegmans	Richmond Metro Area, VA	386	86,000	—
Aug-25	Asheville Market (c)	Whole Foods Market	Asheville, NC	130	45,700	22,281
Sep-25	Rea Farms	Harris Teeter	Charlotte-Gastonia-Concord, NC	183	80,000	—
Dec-25	Daniels Marketplace (d)	Whole Foods Market	Cape Coral - Fort Myers, FL	131	72,250	30,250
Dec-25	Mesa Shores	Sprouts Farmers Market, Trader Joe's	Phoenix - Mesa - Chandler, AZ	111	36,750	—
Total				1,363	$464,575	$60,512
(a)The Company recognized a fair value adjustment of $507 related to the mortgage payable secured by the property.
(b)The Company recognized a finance lease liability of $10,973 associated with the ground lease assumed upon acquisition. See "Note 13. Commitments and Contingencies".
(c)The Company recognized a fair value adjustment of $607 related to the mortgage payable secured by the property.
(d)The Company recognized a fair value adjustment of $967 related to the mortgage payable secured by the property.

Dispositions
The Company disposed of the following properties during the year ended December 31, 2025:

Month Disposed	Property	Market	Square Feet	Gross Disposition Price	Gain on Sale
Jun-25	California portfolio (a)	California	746	$306,000	$90,909
Sep-25	Custer Creek Village (b)	Dallas - Fort Worth - Arlington, TX	N/A	229	52
Total			746	$306,229	$90,961
(a)The Company disposed of five properties through a portfolio sale, consisting of River Oaks Shopping Center, Campus Marketplace, Old Grove Marketplace, Bear Creek Village Center, and Pavilion at La Quinta, and recognized a gain on sale of $90.9 million.
(b)This disposition was related to the completion of a partial condemnation at one retail property

Debt
The Company has a $500.0 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility is scheduled to mature on January 15, 2029, with one 6-month extension option. On August 25, 2025, the Company entered into an amendment to its Revolving Credit Facility, which modified the applicable interest rate thereunder by removing the credit spread adjustment to Secured Overnight Financing Rate ("SOFR"), in addition to other modifications. As of December 31, 2025, the Company had available liquidity of $445.0 million under its amended Revolving Credit Facility.
On August 25, 2025, the Company entered into an amendment (the "Term Loan Amendment") to its $400.0 million Term Loan Credit Agreement (the "Amended Term Loan Agreement"), which provides for, among other things, an extension of the maturity dates of each tranche. The Amended Term Loan Agreement consists of a $200.0 million 5-year tranche maturing on August 26, 2030, and a $200.0 million 5.5-year tranche maturing February 24, 2031. The Term Loan Amendment also modified the interest rates, with each tranche bearing interest at a rate equal to, at the Company's option, term SOFR, daily simple SOFR or the adjusted base rate (with no credit spread adjustment) plus a margin ranging from 115 to 160 basis points (in the case of SOFR loans) and 15 to 60 basis points (in the case of base rate loans), in each case, based on the Company's leverage ratio.
Interest Rate Swaps
During the year ended December 31, 2025, in connection with the execution of the Term Loan Amendment, the Company entered into four forward-starting interest rate swap agreements that address the periods between the termination dates of the effective swaps and the maturity dates of the Amended Term Loan Agreement.
Our Retail Portfolio
The following table summarizes our retail portfolio as of December 31, 2025 and 2024.

	Year ended December 31
	2025	2024
No. of properties	73	68
GLA (square feet)	11,589	10,972
Economic occupancy	95.4%	95.3%
Leased occupancy	96.7%	97.4%
ABR PSF	$20.41	$20.07
Same Property Summary
Properties classified as same property were owned for the entirety of both periods presented ("Same Properties"). The following table summarizes the Same Properties of our retail portfolio for the years ended December 31, 2025 and 2024.

	Year ended December 31
	2025	2024
No. of properties	56	56
GLA (square feet)	9,385	9,384
Economic occupancy	95.1%	95.0%
Leased occupancy	96.4%	97.3%
ABR PSF	$19.99	$19.60

Leasing Activity
The Company's portfolio had 1.25 million square feet expiring during the year ended December 31, 2025, of which 1.06 million square feet was re-leased. This achieved a retention rate of approximately 85%. The following table summarizes the activity for leases that were executed during the year ended December 31, 2025.

	No. of Leases Executed	GLA SF (in thousands)	New Contractual Rent ($PSF)(a)	Prior Contractual Rent ($PSF)(a)	% Change over Prior Lease Rent (a)	Weighted Average Lease Term (Years)	Tenant Improvement Allowance ($PSF)	Lease Commissions ($PSF)
All tenants
Comparable Renewal Leases (b)	190	1,055	$21.52	$19.41	10.9%	5.3	$0.15	$0.02
Comparable New Leases (b)	35	121	$32.10	$24.53	30.9%	12.2	$40.98	$13.40
Non-Comparable Renewal and New Leases	47	130	$29.32	N/A	N/A	11.2	$39.15	$8.95
Total	272	1,306	$22.60	$19.94	13.3%	6.5	$7.81	$2.14

Anchor tenants (leases ten thousand square feet and over)
Comparable Renewal Leases (b)	17	624	$12.72	$11.68	8.9%	5.1	$—	$—
Comparable New Leases (b)	1	44	$17.50	$9.00	94.4%	16.2	$60.00	$6.00
Non-Comparable Renewal and New Leases	1	38	$19.95	N/A	N/A	20.2	$79.11	$—
Total	19	706	$13.03	$11.51	13.2%	6.6	$7.97	$0.37

Small shop tenants (leases under ten thousand square feet)
Comparable Renewal Leases (b)	173	431	$34.23	$30.59	11.9%	5.6	$0.37	$0.04
Comparable New Leases (b)	34	77	$40.38	$33.35	21.1%	10.0	$30.19	$17.60
Non-Comparable Renewal and New Leases	46	92	$33.16	N/A	N/A	7.5	$22.73	$12.63
Total	253	600	$35.17	$31.01	13.4%	6.4	$7.62	$4.22
(a)Non-comparable leases are not included in totals.
(b)Comparable leases are leases that meet all of the following criteria: terms greater than or equal to one year, unit was vacant less than one year prior to executed lease, square footage of unit remains unchanged or within 10% of prior unit square footage, and has a rent structure consistent with the previous tenant.

Results of Operations
Comparison of results for the years ended December 31, 2025 and 2024
We generate substantially all of our earnings from property operations. Since January 1, 2024, we have acquired seventeen retail properties and disposed of six retail properties.
The following table presents the comparative results of our income for the years ended December 31, 2025 and 2024.

	Year ended December 31
	2025	2024	Increase
Income
Lease income, net	$297,477	$272,440	$25,037
Other property income	1,692	1,534	158
Total income	$299,169	$273,974	$25,195
Lease income, net, for the year ended December 31, 2025 increased $25.0 million when compared to the same period in 2024, as a result of increases from properties acquired of $35.5 million, decreases from properties disposed of $18.3 million, and the following activity related to our Same Properties:
•$6.4 million of increased minimum base and ground rent, and
•$3.3 million of increased common area maintenance and real estate tax recoveries, partially offset by:
•$0.8 million of decreased lease termination income,
•$0.8 million of net decreased straight-line rent adjustments, and
•$0.3 million of increased net credit losses and related reversals.
The following table presents the comparative results of our operating expenses for the years ended December 31, 2025 and 2024.

	Year ended December 31
	2025	2024	Increase
Operating expenses
Depreciation and amortization	$128,497	$113,948	$14,549
Property operating	46,633	43,413	3,220
Real estate taxes	37,710	36,441	1,269
General and administrative	34,925	33,172	1,753
Total operating expenses	$247,765	$226,974	$20,791
Depreciation and amortization increased $14.5 million as a result of:
•$26.3 million of increases from properties acquired, partially offset by:
•$5.3 million of net decreases from our Same Properties, primarily driven by in-place lease intangibles, and
•$6.5 million of decreases from properties disposed.
Property operating expenses increased $3.2 million as a result of:
•$5.7 million of increases from properties acquired, and
•$0.3 million of increases from our Same Properties, partially offset by:
•$2.8 million of decreases from properties disposed.
Real estate taxes increased $1.3 million as a result of:
•$3.2 million of increases from properties acquired, and
•$0.8 million of net increases from our Same Properties, partially offset by:
•$2.7 million of decreases from properties disposed.
General and administrative expenses increased $1.8 million as a result of $1.0 million of increased stock-based compensation expense and $0.8 million of increased other compensation costs.

The following table presents the comparative results of our other income and expenses for the years ended December 31, 2025 and 2024.

	Year ended December 31
	2025	2024	Change, net
Other income (expense)
Interest expense, net	$(34,519)	$(37,100)	$2,581
Impairment of real estate assets	—	(3,854)	3,854
Gain on sale of investment properties, net	90,961	3,857	87,104
Other income and expense, net	3,575	3,755	(180)
Total other (expense) income, net	$60,017	$(33,342)	$93,359
Interest expense, net
Interest expense, net, decreased $2.6 million primarily as a result of:
•decreased interest expense of $3.6 million related to the $72.5 million pooled mortgage payable extinguished in September 2024, partially offset by:
•increased interest expenses of $0.3 million related to our finance lease,
•increased interest expense of $0.3 million related to our revolving credit facility, and
•increased amortization of debt discounts and financing costs of $0.4 million.

Impairment of real estate assets
During the year ended December 31, 2024, the Company recorded an impairment of real estate assets of $3.9 million on one retail property. The property was sold on October 31, 2024 for $57.8 million, resulting in a loss on sale of $0.6 million, which was primarily related to closing costs.
Gain on sale of investment properties, net
During the year ended December 31, 2025, the Company recognized a gain of $90.9 million on the completion of a portfolio sale of five properties in California and a gain of $0.1 million on the completion of a partial condemnation at one retail property. During the year ended December 31, 2024, the Company recognized a gain of $4.5 million on the completion of a partial condemnation and partial sale of one retail property and a loss of $0.6 million on the sale of one retail property.
Other income and expense, net
Other income and expense, net, decreased $0.2 million primarily as a result of decreased miscellaneous and settlement income.

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
Reconciliation of Net Income to Non-GAAP Measures
The following table reconciles net income, the most directly comparable GAAP measure, to NOI and Same Property NOI:

	Year ended December 31
	2025	2024	Change, net
Net income	$111,421	$13,658	$97,763
Adjustments to reconcile to non-GAAP metrics:
Other income and expense, net	(3,575)	(3,755)	180
Interest expense, net	34,519	37,100	(2,581)
Gain on sale of investment properties, net	(90,961)	(3,857)	(87,104)
Impairment of real estate assets	—	3,854	(3,854)
Depreciation and amortization	128,497	113,948	14,549
General and administrative	34,925	33,172	1,753
Adjustments to NOI (a)	(8,401)	(7,548)	(853)
NOI	206,425	186,572	19,853
NOI from other investment properties	(35,102)	(23,822)	(11,280)
Same Property NOI	$171,323	$162,750	$8,573
(a)Adjustments to NOI include lease termination income and expense and GAAP Rent Adjustments.
Comparison of the components of Same Property NOI for the years ended December 31, 2025 and 2024
A total of 56 retail properties met our Same Property criteria for the years ended December 31, 2025 and 2024.
The following table presents the changes in Same Property NOI for the years ended December 31, 2025 and 2024.

	Year ended December 31
	2025	2024	Change	Variance
Minimum base rent	$158,378	$152,410	$5,968	3.9%
Real estate tax recoveries	30,251	29,222	1,029	3.5%
Common area maintenance, insurance, and other recoveries	30,819	28,575	2,244	7.9%
Ground rent income	17,323	16,860	463	2.7%
Short-term and other lease income	4,016	3,939	77	2.0%
Provision for uncollectible rent and recoveries	(591)	(271)	(320)	118.1%
Other property income	1,464	1,233	231	18.7%
Total income	241,660	231,968	9,692	4.2%
Property operating	37,615	37,296	319	0.9%
Real estate taxes	32,722	31,922	800	2.5%
Total operating expenses	70,337	69,218	1,119	1.6%
Same Property NOI	$171,323	$162,750	$8,573	5.3%
Same Property NOI increased by $8.6 million, or 5.3%, when comparing the year ended December 31, 2025 to the same period in 2024, and was primarily a result of increased ABR PSF from fixed annual rent escalations, increased economic occupancy, favorable lease spreads, and leases with advantageous fixed recovery terms.

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
Our adjustments to Nareit FFO to arrive at Core FFO include removing the impact of (i) amortization of debt discounts and financing costs, (ii) amortization of market-lease intangibles and inducements, net, (iii) depreciation and amortization of corporate assets, (iv) straight-line rent adjustments, (v) gains (or losses) resulting from debt transactions, and (vi) other non-operating revenue and expense items which, in our judgment, are not pertinent to measuring on-going operating performance. Our calculation of Core FFO Applicable to Common Shares and Dilutive Securities does not consider any capital expenditures.
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

The following table reconciles net income, the most directly comparable GAAP measure, to Nareit FFO Applicable to Common Shares and Dilutive Securities and Core FFO Applicable to Common Shares and Dilutive Securities:

	Year ended December 31
	2025	2024
Net income	$111,421	$13,658
Depreciation and amortization of real estate assets	127,387	113,055
Impairment of real estate assets	—	3,854
Gain on sale of investment properties, net	(90,961)	(3,857)
Nareit FFO Applicable to Common Shares and Dilutive Securities	147,847	126,710
Amortization of market lease intangibles and inducements, net	(4,422)	(2,804)
Straight-line rent adjustments, net	(3,671)	(3,400)
Amortization of debt discounts and financing costs	2,870	2,403
Accretion of finance lease liability	109	—
Depreciation and amortization of corporate assets	1,110	893
Non-operating income and expense, net (a)	(750)	(1,033)
Core FFO Applicable to Common Shares and Dilutive Securities	$143,093	$122,769

Weighted average common shares outstanding - basic	77,598,121	70,394,448
Dilutive effect of unvested restricted shares (b)	740,328	616,120
Weighted average common shares outstanding - diluted	78,338,449	71,010,568

Net income per diluted share	$1.42	$0.19
Per share adjustments for Nareit FFO	0.47	1.59
Nareit FFO per diluted share	$1.89	$1.78
Per share adjustments for Core FFO	(0.06)	(0.05)
Core FFO per diluted share	$1.83	$1.73
(a)Reflects items which are not pertinent to measuring on-going operating performance, such as miscellaneous and settlement income.
(b)For purposes of calculating non-GAAP per share metrics, the Company applies the same denominator used in calculating diluted earnings per share in accordance with GAAP.

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
Our adjustments to EBITDA to arrive at Adjusted EBITDA include removing the impact of (i) gains (or losses) resulting from dispositions of properties, (ii) impairment charges on depreciable real property, (iii) amortization of market-lease intangibles and inducements, (vi) straight-line rent adjustments, (v) gains (or losses) resulting from debt transactions, and (vi) other non-operating revenue and expense items which, in our judgment, are not pertinent to measuring on-going operating performance.
The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA:

	Year ended December 31
	2025	2024
Net income	$111,421	$13,658
Interest expense, net	34,519	37,100
Income tax expense	568	543
Depreciation and amortization	128,497	113,948
EBITDA	275,005	165,249
Impairment of real estate assets	—	3,854
Gain on sale of investment properties, net	(90,961)	(3,857)
Amortization of market-lease intangibles and inducements, net	(4,422)	(2,804)
Straight-line rent adjustments, net	(3,671)	(3,400)
Non-operating income and expense, net (a)	(750)	(1,033)
Adjusted EBITDA	$175,201	$158,009
(a)Reflects items which are not pertinent to measuring on-going operating performance, such as miscellaneous and settlement income.
Liquidity and Capital Resources
Capital Investments and Leasing Costs
Operating retail properties generally require capital investments, including value-enhancing development and redevelopment projects and leasing commissions.
The following table summarizes the cash used for capital investments and leasing costs:

	Year ended December 31
	2025	2024
Tenant improvements	$7,091	$9,096
Leasing costs	3,990	3,762
Property improvements	13,427	11,486
Capitalized indirect costs (a)	1,411	1,435
Total capital expenditures and leasing costs	25,919	25,779
Development and redevelopment direct costs	16,993	9,253
Development and redevelopment indirect costs (a)	1,610	1,084
Capital investments and leasing costs (b)	$44,522	$36,116
(a)Indirect costs include capitalized interest, real estate taxes, insurance, and payroll costs.
(b)As of December 31, 2025 and 2024, total accrued capital investments and leasing costs were $4,248 and $3,620, respectively.

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

On August 25, 2025, the Company entered into an amendment to its $500.0 million Revolving Credit Facility, which modified the applicable interest rate thereunder by removing the credit spread adjustment to SOFR, in addition to other modifications. As of December 31, 2025, the Company had available liquidity of $445.0 million under its amended Revolving Credit Facility.
On August 25, 2025, the Company entered into the Term Loan Amendment to its $400.0 million Amended Term Loan Agreement. The Amended Term Loan Agreement consists of a $200.0 million 5-year tranche maturing on August 26, 2030, and a $200.0 million 5.5-year tranche maturing February 24, 2031. The Term Loan Amendment also modified the interest rates, with each tranche bearing interest at a rate equal to, at the Company's option, term SOFR, daily simple SOFR or the adjusted base rate (with no credit spread adjustment) plus a margin ranging from 115 to 160 basis points (in the case of SOFR loans) and 15 to 60 basis points (in the case of base rate loans), in each case, based on the Company's leverage ratio.
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
We maintain an at-the-market equity offering program (the "ATM Program") pursuant to which we may sell shares of our common stock up to an aggregate purchase price of $250.0 million. In connection with the ATM Program, we may sell shares of our common stock to or through sales agents, or may enter into separate forward sale agreements with one of the agents, or one of their respective affiliates, as a forward purchaser. During the quarter ended December 31, 2024, we raised $7.8 million of net proceeds, after $0.1 million in commissions, under the ATM Program, through the issuance of 254,082 shares of common stock at a weighted average price of $30.96 per share. During the quarter ended December 31, 2025, no shares were issued under the ATM Program. As of December 31, 2025, $236.7 million of common stock remains available for issuance under the ATM Program.

We believe our status as an NYSE-listed issuer facilitates supplementing our capital sources by selling equity securities of the Company under the ATM Program or otherwise if and when we believe appropriate to do so. Also, from time to time, we may seek to acquire amounts of our outstanding common stock through cash purchases or exchanges for other securities. Such purchases or exchanges, if any, will depend on our liquidity requirements, contractual restrictions, and other factors. At this time, we believe our current sources of liquidity are sufficient to meet our short- and long-term cash demands.
Off Balance Sheet Arrangements
None.
Summary of Cash Flows

	Year ended December 31		Change
	2025	2024
Cash provided by operating activities	$155,416	$136,876	$18,540
Cash used in investing activities	(144,905)	(240,535)	95,630
Cash (used in) provided by financing activities	(61,214)	95,117	(156,331)
Decrease in cash, cash equivalents, and restricted cash	(50,703)	(8,542)	(42,161)
Cash, cash equivalents, and restricted cash at beginning of year	91,221	99,763	(8,542)
Cash, cash equivalents, and restricted cash at end of year	$40,518	$91,221	$(50,703)
Cash provided by operating activities of $155.4 million and $136.9 million for the years ended December 31, 2025 and 2024, respectively, was generated primarily from income from property operations. Cash provided by operating activities increased $18.5 million when comparing 2025 to 2024, primarily as a result of acquisition activity in excess of disposition activity and general fluctuations in working capital. Since January 1, 2024, we have acquired seventeen retail properties and disposed of six retail properties.
Cash used in investing activities of $144.9 million for the year ended December 31, 2025, was primarily the result of:
•$400.9 million for acquisitions of investment properties, and
•$44.5 million for capital investments and leasing costs, which were partially offset by:
•$299.5 million from the sale of investment properties, and
•$1.0 million from other investing activities.
Cash used in investing activities of $240.5 million for the year ended December 31, 2024, was primarily the result of:
•$268.1 million for acquisitions of investment properties,
•$36.1 million for capital investments and leasing costs, and
•$1.4 million for other investing activities, which were partially offset by:
•$65.1 million from the sale of investment properties.
Cash used in financing activities of $61.2 million for the year ended December 31, 2025, was primarily the result of:
•$72.8 million for payment of distributions,
•$39.9 million for pay-off of mortgage debt, payment of mortgage principal, and payment of financing costs,
•$13.0 million for repayments of line of credit, and
•$3.9 million for payment of tax withholdings on share-based compensation, which were partially offset by:
•$68.0 million from proceeds from the line of credit, and
•$0.4 million from proceeds from the sale of common stock under the ESPP.

Cash provided by financing activities of $95.1 million for the year ended December 31, 2024, was primarily the result of:
•$257.6 million in proceeds from the public offering of our common stock, and
•$8.4 million in proceeds from the sale of common stock under the ATM and ESPP, which were partially offset by:
•$93.4 million for pay-off of debt and other financing activities,
•$62.8 million for payment of pay distributions,
•$12.1 million for costs incurred in relation to sales of our common stock, and
•$2.6 million for payment of tax withholdings on share-based compensation.
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
Acquisitions and Dispositions of Real Estate Investments
In 2025, we acquired ten retail properties for an aggregate gross acquisition price of $464.6 million. In 2024, we acquired seven retail properties for an aggregate gross acquisition price of $282.1 million.
In 2025, we disposed of five retail properties and completed a partial condemnation at one retail property for an aggregate gross disposition price of $306.2 million. In 2024, we disposed of one retail property and an outparcel adjacent to an existing retail property and completed a partial condemnation at one retail property for an aggregate gross disposition price of $68.6 million.
Distributions
During the year ended December 31, 2025, we declared cash distributions to our stockholders totaling $73.8 million and paid cash distributions of $72.8 million.
As we execute on our retail strategy, the Board evaluated and expects to continue evaluating our distribution rate on a periodic basis. See "Part I. Item 1. Business - Business Strategy" for more information regarding our retail strategy. The following table presents a historical summary of distributions declared and paid.

	Year ended December 31
	2025	2024	2023	2022	2021
Distributions declared	$73,785	$65,697	$58,248	$55,337	$55,721
Distributions paid	$72,847	$62,779	$57,491	$55,302	$55,561

Borrowings
Mortgages Payable, Maturities
The following table summarizes the scheduled maturities of our mortgages payable as of December 31, 2025.

Scheduled maturities by year:	Scheduled Principal Payments	Principal Balance	Total
2026	$773	$—	$773
2027	810	26,000	26,810
2028	495	21,321	21,816
2029	449	61,750	62,199
2030	154	5,853	6,007
Thereafter	—	—	—
Total mortgages payable	$2,681	$114,924	$117,605
Term Loan, Maturities
The following table summarizes the outstanding borrowings under our unsecured term loan as of December 31, 2025.

	Maturity Date	Interest Rate	Principal Balance
$200.0 million 5 year	Aug-30	2.66% (a)	$100,000
$200.0 million 5 year	Aug-30	2.66% (a)	100,000
$200.0 million 5.5 year	Feb-31	2.63% (a)	50,000
$200.0 million 5.5 year	Feb-31	2.69% (b)	50,000
$200.0 million 5.5 year	Feb-31	4.84% (b)	100,000
Total			$400,000
(a)Interest rates reflect the fixed rates achieved through the Company's effective interest rate swaps terminating on September 22, 2026, at which point the fixed interest rate will become 4.50%.
(b)Interest rates reflect the fixed rates achieved through the Company's effective interest rate swaps terminating on March 22, 2027, at which point the weighted average fixed interest rate will become 4.58%.

Senior Notes, Maturities
The following table summarizes the outstanding borrowings under our Senior Notes as of December 31, 2025.

	Maturity Date	Fixed Interest Rate	Principal Balance
$150.0 million Series A	Aug-29	5.07%	$150,000
$100.0 million Series B	Aug-32	5.20%	100,000
			$250,000
Revolving Credit Facility, Maturities
The following table summarizes the outstanding borrowings under our Revolving Credit Facility as of December 31, 2025.

	Maturity Date	Variable Interest Rate	Principal Balance
$500.0 million total capacity	Jan-29	1M SOFR + 1.05% (a)	$55,000
			$55,000
(a)As of December 31, 2025 1-Month Term SOFR was 3.69%.

Contractual Obligations
We have obligations related to our mortgage loans, senior notes, term loans, revolving credit facility, and ground lease as described in "Note 8. Debt" in the consolidated financial statements.
The following table presents our obligations to make future payments under debt and lease agreements as of December 31, 2025, exclusive of debt discounts and financing costs which are not future cash obligations.

	Payments due by year ending December 31
	2026	2027	2028	2029	2030	Thereafter	Total
Fixed rate debt:
Term Loan and Senior Notes (a)	$—	$—	$—	$150,000	$200,000	$300,000	$650,000
Mortgage maturities	—	26,000	21,321	61,750	5,853	—	114,924
Mortgage payments	773	810	495	449	154	—	2,681
Interest	32,622	36,111	35,132	30,458	20,521	9,754	164,598
Total fixed rate debt	33,395	62,921	56,948	242,657	226,528	309,754	932,203
Variable rate debt:
Revolving Credit Facility	—	—	—	55,000	—	—	55,000
Interest	2,470	2,341	2,455	96	—	—	7,362
Total variable rate debt	2,470	2,341	2,455	55,096	—	—	62,362
Operating leases (b)	517	529	522	493	293	—	2,354
Finance lease (c)	550	578	605	605	605	71,211	74,154
Grand total	$36,932	$66,369	$60,530	$298,851	$227,426	$380,965	$1,071,073
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
Inflation
With respect to current economic conditions and governmental fiscal policy, inflation has become a greater risk. Rising or elevated inflation may affect our and our tenants' expenses, including, without limitation, by increasing product prices and costs such as wages, benefits, taxes, property and casualty insurance, borrowing costs and utilities. We rely on the performance of our assets to increase revenues in order to keep pace with inflation. We may not be able to offset high rates of inflation through rent increases due to the long-term nature of some of our leases.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company is subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt. The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows. As of December 31, 2025, the Company's debt included outstanding variable-rate debt of $400.0 million, all of which has been swapped to a fixed rate through the maturity dates.
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
As of December 31, 2025, the Company's interest rate risk was limited to $55.0 million on its revolving credit facility. If market rates of interest on all variable-rate debt as of December 31, 2025 permanently increased or decreased by 1%, the annual increase or decrease in interest expense, future earnings, and future cash flows would be approximately $0.6 million.
As of December 31, 2025 and 2024, the Company was party to five effective interest rate swap agreements which, together with the four forward-starting interest rate swaps described below, achieved fixed interest rates through the maturity dates of the Amended Term Loan Agreement. The following table summarizes the Company's effective interest rate swaps as of December 31, 2025 and 2024:

Effective Interest Rate Swaps	Effective Date	Termination Date	InvenTrust Receives	InvenTrust Pays Fixed Rate of	Fixed Rate Achieved (a)	Notional Amount	Fair Value as of
							Dec. 31, 2025	Dec. 31, 2024
5.5 year Term Loan	4/3/23	3/22/27	1-Month SOFR	3.69%	4.84%	$100,000	$(435)	$656
5 year Term Loan	12/21/23	9/22/26	1-Month SOFR	1.51%	2.66%	100,000	1,413	4,212
5 year Term Loan	12/21/23	9/22/26	1-Month SOFR	1.51%	2.66%	100,000	1,418	4,226
5.5 year Term Loan	6/21/24	3/22/27	1-Month SOFR	1.54%	2.69%	50,000	1,082	2,634
5.5 year Term Loan	6/21/24	3/22/27	1-Month SOFR	1.48%	2.63%	50,000	1,118	2,698
						$400,000	$4,596	$14,426
(a)Interest rates reflect the Company's current credit spread of 1.15% as of December 31, 2025.

The following table summarizes the Company's four forward-starting interest rate swaps as of December 31, 2025, which address the periods between the termination dates of the effective swaps and the maturity dates of the Amended Term Loan Agreement:

Forward-Starting Interest Rate Swaps	Effective Date	Termination Date	InvenTrust Receives	InvenTrust Pays Fixed Rate of	Fixed Rate Achieved (a)	Notional Amount	Fair Value as of Dec. 31, 2025
5 year Term Loan	9/22/26	8/26/30	Daily SOFR	3.35%	4.50%	$100,000	$28
5 year Term Loan	9/22/26	8/26/30	Daily SOFR	3.35%	4.50%	100,000	36
5.5 year Term Loan	3/22/27	2/24/31	Daily SOFR	3.42%	4.57%	100,000	56
5.5 year Term Loan	3/22/27	2/24/31	Daily SOFR	3.43%	4.58%	100,000	45
						$400,000	$165
(a)Interest rates reflect the Company's current credit spread of 1.15% as of December 31, 2025.
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
Item 8. Consolidated Financial Statements and Supplementary Data
See the Index to Consolidated Financial Statements and Financial Statement Schedule commencing on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Principal Executive Officer and our Principal Financial Officer evaluated as of December 31, 2025, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2025, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer as appropriate to allow timely decisions regarding required disclosures.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated as of December 31, 2025, the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
On February 12, 2026, the Company entered into Amendment No. 2 ("Amendment No. 2") to the Equity Distribution Agreement, dated March 7, 2022, as amended by Amendment No. 1 thereto, dated February 20, 2025 (as amended, and as may be amended from time to time, the "Equity Distribution Agreement"), with Wells Fargo Securities, LLC, BofA Securities, Inc., BTIG, LLC, Deutsche Bank Securities Inc., Fifth Third Securities, Inc., Jefferies LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and Truist Securities, Inc., as sales agents, principals and/or (except in the case of BTIG, LLC and Fifth Third Securities, Inc.) forward sellers (in any such capacity, each a "Manager" and, collectively, the "Managers"), and Wells Fargo Bank, National Association, Bank of America, N.A., Deutsche Bank AG, London Branch, Jefferies LLC, JPMorgan Chase Bank, National Association, KeyBanc Capital Markets Inc. and Truist Bank, each as forward purchasers (in such capacity, each a "Forward Purchaser" and, collectively, the "Forward Purchasers"). On September 23, 2025, J.P. Morgan Securities LLC and JPMorgan Chase Bank, National Association delivered written notice to the Company and other Managers and Forward Purchasers of its termination of the Equity Distribution Agreement in accordance with its terms as to themselves, in their respective capacities as Manager and Forward Purchaser. The purpose of Amendment No. 2 was to reflect the reentry of J.P. Morgan Securities LLC and JPMorgan Chase Bank, National Association, as Manager and Forward Purchaser, respectively, under the Equity Distribution Agreement. The foregoing description of Amendment No. 2 does not purport to be complete and is qualified in its entirety by reference to Amendment No. 2, which is filed as Exhibit 1.1 to this Annual Report and incorporated herein by reference. This disclosure shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The following information with respect to our board of directors and executive officers is presented as of February 12, 2026:

Name	Age	Position at IVT	Principal Employment
Daniel J. Busch	44	President, Chief Executive Officer & Director	Same
Christy L. David	47	Executive Vice President, Chief Operating Officer, General Counsel and Secretary	Same
Michael D. Phillips	44	Executive Vice President, Chief Financial Officer and Treasurer	Same
Lauren Suva	44	Executive Vice President, Chief Administrative Officer	Same
Stuart Aitken	54	Director	President and Chief Executive Officer of Circana, a market research and technology company
Amanda Black	50	Director	Former Managing Director and Global Chief Investment Officer of JLP Asset Management, a real estate investment firm
Scott A. Nelson	69	Director	Principal of SAN Property Advisors, a retail real estate advisory firm
Paula Saban	72	Director	Development Director of Interim Execs, a placement firm for interim CXO's
Smita N. Shah	52	Director	Chief Executive Officer of SPAAN Tech, Inc., an architecture, engineering, and project management firm
Julie M. Swinehart	50	Director	Executive Vice President, Chief Financial Officer of Fenway Sports Group
Julian Whitehurst	68	Director	Former Director and Chief Executive Officer of National Retail Properties
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
Other information called for by this Item is incorporated by reference to the information set forth in our definitive Proxy Statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 11. Executive Compensation
The information called for by this Item is incorporated by reference to the information set forth in our definitive Proxy Statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item is incorporated by reference to the information set forth in our definitive Proxy Statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders, and is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information regarding our equity compensation plans approved by stockholders as of December 31, 2025.

	I	II
Plan Description	Number of Shares Issuable Upon Vesting (a)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column I)
Incentive Award Plan (b)	1,323,996	2,514,805
ESPP	N/A	3,250,156
Total		5,764,961
(a)Represents restricted share unit ("RSU") awards outstanding under the Incentive Award Plan as of December 31, 2025.
(b)The weighted average grant date price per share of common stock underlying the unvested RSUs based on total outstanding RSUs as of December 31, 2025 was $19.12.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item is incorporated by reference to the information set forth in our definitive Proxy Statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information called for by this Item is incorporated by reference to the information set forth in our definitive Proxy Statement, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders, and is incorporated herein by reference.
Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this Annual Report

EXHIBIT NO.	DESCRIPTION
1.1*	Amendment No. 2 to the Equity Distribution Agreement, dated February 12, 2026, by and among Wells Fargo Securities, LLC, BofA Securities, Inc., BTIG, LLC, Deutsche Bank Securities Inc., Fifth Third Securities, Inc., Jefferies LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc. and Truist Securities, Inc., as sales agents, principals and/or (except in the case of BTIG, LLC and Fifth Third Securities, Inc.) forward sellers, and certain of their affiliates as forward purchasers.
2.1	Master Modification Agreement, dated as of March 12, 2014, by and among Inland American Real Estate Trust, Inc., Inland American Business Manager & Advisor, Inc., Inland American Lodging Corporation, Inland American Holdco Management LLC, Inland American Retail Management LLC, Inland American Office Management LLC, Inland American Industrial Management LLC and Eagle I Financial Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on March 13, 2014)
2.2	Asset Acquisition Agreement, dated as of March 12, 2014, by and among Inland American Real Estate Trust, Inc., Inland American Holdco Management LLC, Inland American Retail Management LLC, Inland American Office Management LLC, Inland American Industrial Management LLC and Eagle I Financial Corp. (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on March 13, 2014)
2.3	Separation and Distribution Agreement by and between Inland American Real Estate Trust, Inc. and Xenia Hotels & Resorts, Inc., dated as of January 20, 2015 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on January 23, 2015)
2.4	Separation and Distribution Agreement by and between InvenTrust Properties Corp. and Highlands REIT, Inc., dated as of April 14, 2016 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on April 14, 2016)
2.5	Stock Purchase Agreement by and among InvenTrust Properties Corp., University House Communities Group, Inc. and UHC Acquisition Sub LLC, dated as of January 3, 2016 (incorporated by reference to Exhibit 2.1 to the Registrant's Form 10-Q, as filed by the Registrant on May 10, 2016)
2.6	Amendment No. 1 to Stock Purchase Agreement, dated as of May 30, 2016, by and among InvenTrust Properties Corp., University House Communities Group, Inc. and UHC Acquisition Sub LLC (incorporated by reference to Exhibit 2.2 to the Registrant's Form 8-K, as filed by the Registrant on June 27, 2016)
2.7	Amendment No. 2 to Stock Purchase Agreement, dated as of June 20, 2016, by and among InvenTrust Properties Corp., University House Communities Group, Inc. and UHC Acquisition Sub LLC (incorporated by reference to Exhibit 2.3 to the Registrant's Form 8-K, as filed by the Registrant on June 27, 2016)

EXHIBIT NO.	DESCRIPTION
3.1	Seventh Articles of Amendment and Restatement of InvenTrust Properties Corp., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on May 14, 2015)
3.2	Articles of Amendment of InvenTrust Properties Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on August 5, 2021)
3.3	Articles of Amendment of InvenTrust Properties Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on August 5, 2021)
3.4	Articles Supplementary of InvenTrust Properties Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on October 12, 2021)
3.5	Articles of Amendment of InvenTrust Properties Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on April 28, 2022)
3.6	Articles of Amendment of InvenTrust Properties Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on May 8, 2023)
3.7	Fourth Amended and Restated Bylaws of the Company, dated as of May 5, 2023 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on May 8, 2023)
4.1	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to Form S-11 Registration Statement, as filed by the Registrant with the SEC on July 31, 2007 (file number 333-139504))
4.2	Third Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix A to the prospectus dated November 1, 2019 included in Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (No. 333-172862) filed November 1, 2019)
4.3
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-K, as filed by the Registrant with the SEC on February 13, 2025)

10.1	Indemnity Agreement, dated as of August 8, 2014, by and between Inland American Real Estate Trust, Inc., and Xenia Hotels & Resorts, Inc., and Inland American Lodging Group, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed by the Registrant with the SEC on August 14, 2014)
10.2	First Amendment to Indemnity Agreement by and among Inland American Real Estate Trust, Inc. and Xenia Hotels & Resorts, Inc., dated as of February 3, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on February 9, 2015)
10.3.1^	InvenTrust Properties Corp. 2015 Incentive Award Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement, as filed by the Registrant with the SEC on June 19, 2015)
10.3.2^	First Amendment to InvenTrust Properties Corp. 2015 Incentive Award Plan, dated May 6, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 15, 2016)
10.3.3^	Second Amendment to InvenTrust Properties Corp. 2015 Incentive Award Plan, dated March 20, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on May 10, 2024)
10.4^	Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on August 10, 2017)
10.5^	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on May 14, 2019)
10.6^	Form of Performance-Based Restricted Stock Unit Award Agreement (2022) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on February 25, 2022)
10.7^	Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K, as filed by the Registrant with the SEC on February 13, 2025)
10.8*^	InvenTrust Properties Corp. Director Compensation Program, effective as of May 6, 2025
10.9^	InvenTrust Properties Corp. Executive Severance and Change of Control Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant on July 13, 2018)
10.10^	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, as filed by the Registrant with the SEC on November 9, 2017)
10.11^	InvenTrust Properties Corp. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, as filed by the Company with the SEC on August 1, 2023)
10.12.1	Amended and Restated Term Loan Credit Agreement dated as of December 21, 2018, among InvenTrust Properties Corp., as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A and U.S. Bank National Association, as tranche A-1 Co-Syndication Agents, PNC Bank, National Association and U.S. Bank National Association, as tranche A-2 Co-Syndication Agents, BMO Harris Bank, N.A. and Fifth Third Bank, as tranche A-1 Co-Documentation Agents, KeyBank National Association, as tranche A-2 Documentation Agent, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on December 31, 2018)
10.12.2
First Amendment, dated as of September 22, 2021, to Amended and Restated Term Loan Credit Agreement, among InvenTrust Properties Corp., Wells Fargo Bank, National Association and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on September 22, 2021)

10.12.3	Second Amendment, dated as of May 11, 2022, to Amended and Restated Term Loan Credit Agreement, among InvenTrust Properties Corp., the lenders party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13.3 to the Registrant's Form 10-K, as filed by the Registrant on February 14, 2024)
10.12.4	Third Amendment, dated as of August 25, 2025, to Amended and Restated Term Loan Credit Agreement, among InvenTrust Properties Corp., the lenders party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, as filed by the Registrant on August 27, 2025)

EXHIBIT NO.	DESCRIPTION
10.13.1	Second Amended and Restated Credit Agreement dated as of December 21, 2018, among InvenTrust Properties Corp., as borrower, KeyBank National Association, as Administrative Agent, KeyBanc Capital Markets Inc. and Wells Fargo Securities, LLC, as Joint Book Managers, KeyBanc Capital Markets Inc., Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., Bank of America, N.A., PNC Bank, National Association, and BMO Harris Bank, N.A., as Joint Lead Arrangers, Wells Fargo Bank, National Association, and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Bank of America, N.A., PNC Bank, National Association, and BMO Harris Bank, N.A., as Co-Documentation Agents, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on December 31, 2018)
10.13.2
First Amendment, dated as of September 22, 2021, to Second Amended and Restated Credit Agreement, among InvenTrust Properties Corp., KeyBank, National Association and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K, as filed by the Registrant with the SEC on September 22, 2021)

10.13.3	Second Amendment dated as of May 11, 2022 to Second Amended and Restated Credit Agreement, among InvenTrust Properties Corp., the lenders party thereto and KeyBank National Association (incorporated by reference to Exhibit 10.14.3 to the Registrant's Form 10-K, as filed by the Registrant on February 14, 2024)
10.13.4	Third Amendment dated as of October 23, 2024 to Second Amended and Restated Credit Agreement, among InvenTrust Properties Corp., KeyBank National Association and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on October 25, 2024)
10.13.5	Fourth Amendment, dated as of August 25, 2025, to Second Amended and Restated Credit Agreement, among InvenTrust Properties Corp., the lenders party thereto and KeyBank National Association (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K, as filed by the Registrant on August 27, 2025)
10.14	Note Purchase Agreement, dated June 3, 2022, by and among InvenTrust Properties Corp. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on June 3, 2022)
19.1	InvenTrust Properties Corp. Insider Trading Compliance Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Form 10-K, as filed by the Registrant with the SEC on February 13, 2025)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of KPMG LLP
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	InvenTrust Properties Corp. Policy for Recovery of Erroneously Awarded Compensation
101	The following financial information from our Annual Report for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 12, 2026, is formatted in Extensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed as part of this Annual Report
**	This certification is deemed furnished, and not filed, with the SEC and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
^	Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INVENTRUST PROPERTIES CORP.

By:	/s/ Daniel J. Busch
Name:	Daniel J. Busch
President and Chief Executive Officer
Date:	February 12, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Daniel J. Busch	President, Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2026
Name:	Daniel J. Busch

By:	/s/ Michael D. Phillips	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 12, 2026
Name:	Michael D. Phillips

By:	/s/ David P. Bryson	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 12, 2026
Name:	David P. Bryson

By:	/s/ Stuart W. Aitken	Director	February 12, 2026
Name:	Stuart W. Aitken

By:	/s/ Amanda E. Black	Director	February 12, 2026
Name:	Amanda E. Black

By:	/s/ Scott A. Nelson	Director	February 12, 2026
Name:	Scott A. Nelson

By:	/s/ Paula J. Saban	Director	February 12, 2026
Name:	Paula J. Saban

By:	/s/ Smita N. Shah	Director	February 12, 2026
Name:	Smita N. Shah

By:	/s/ Julie M. Swinehart	Director	February 12, 2026
Name:	Julie M. Swinehart

By:	/s/ Julian E. Whitehurst	Director	February 12, 2026
Name:	Julian E. Whitehurst

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of InvenTrust Properties Corp. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 12, 2026 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
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
Expected hold period of investment properties
As discussed in Note 2 to the consolidated financial statements, the Company assesses the carrying values of its investment properties (including any related intangible assets or liabilities) on an individual basis when events or changes in circumstances, including changes in the expected holding period, indicate their carrying value may not be fully recoverable. If it is determined that the carrying value of the investment property is not recoverable because the expected undiscounted cash flows do not exceed that carrying value of the property, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value. Net investment properties as of December 31, 2025 was $2,480 million, or 88.9% of total assets.

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
February 12, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
InvenTrust Properties Corp.:
Opinion on Internal Control Over Financial Reporting
We have audited InvenTrust Properties Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 12, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Chicago, Illinois
February 12, 2026

INVENTRUST PROPERTIES CORP.
Consolidated Balance Sheets
(in thousands, except share amounts)

	As of December 31
	2025	2024
Assets
Investment properties
Land	$702,147	$712,827
Building and other improvements	2,295,852	2,116,092
Construction in progress	7,473	9,951
Total	3,005,472	2,838,870
Less accumulated depreciation	(525,830)	(511,969)
Net investment properties	2,479,642	2,326,901
Cash, cash equivalents, and restricted cash	40,518	91,221
Intangible assets, net	193,963	137,420
Accounts and rents receivable	37,471	36,131
Deferred costs and other assets, net	37,053	44,277
Total assets	$2,788,647	$2,635,950

Liabilities
Debt, net	$825,881	$740,415
Accounts payable and accrued expenses	48,291	46,418
Distributions payable	18,450	17,512
Intangible liabilities, net	68,475	42,897
Other liabilities	33,288	28,703
Total liabilities	994,385	875,945
Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 146,000,000 shares authorized, 77,691,533 shares issued and outstanding as of December 31, 2025 and 77,450,794 shares issued and outstanding as of December 31, 2024	78	77
Additional paid-in capital	5,736,652	5,730,367
Distributions in excess of accumulated net income	(3,947,229)	(3,984,865)
Accumulated comprehensive income	4,761	14,426
Total stockholders' equity	1,794,262	1,760,005
Total liabilities and stockholders' equity	$2,788,647	$2,635,950
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share amounts)

	Year Ended December 31
	2025	2024	2023
Income
Lease income, net	$297,477	$272,440	$257,146
Other property income	1,692	1,534	1,450
Other fee income	—	—	80
Total income	299,169	273,974	258,676

Operating expenses
Depreciation and amortization	128,497	113,948	113,430
Property operating	46,633	43,413	42,832
Real estate taxes	37,710	36,441	34,809
General and administrative	34,925	33,172	31,797
Total operating expenses	247,765	226,974	222,868

Other (expense) income
Interest expense, net	(34,519)	(37,100)	(38,138)
Loss on extinguishment of debt	—	—	(15)
Impairment of real estate assets	—	(3,854)	—
Gain on sale of investment properties, net	90,961	3,857	2,691
Equity in losses of unconsolidated entities	—	—	(557)
Other income and expense, net	3,575	3,755	5,480
Total other (expense) income, net	60,017	(33,342)	(30,539)

Net income	$111,421	$13,658	$5,269

Weighted-average common shares outstanding, basic	77,598,121	70,394,448	67,531,898
Weighted-average common shares outstanding, diluted	78,338,449	71,010,568	67,813,180

Net income per common share - basic	$1.44	$0.19	$0.08
Net income per common share - diluted	$1.42	$0.19	$0.08

Comprehensive income (loss)
Net income	$111,421	$13,658	$5,269
Unrealized (loss) gain on derivatives	(807)	9,019	6,228
Reclassification to net income	(8,858)	(12,667)	(14,875)
Comprehensive income (loss)	$101,756	$10,010	$(3,378)
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Equity
(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income (Loss)	Total
Beginning balance, January 1, 2023	67,472,553	$67	$5,456,968	$(3,879,847)	$26,721	$1,603,909
Net income	—	—	—	5,269	—	5,269
Unrealized gain on derivatives	—	—	—	—	6,228	6,228
Reclassification from interest expense, net	—	—	—	—	(14,875)	(14,875)
Distributions declared ($0.8620 per common share)	—	—	—	(58,248)	—	(58,248)
Stock-based compensation, net	127,238	1	7,427	—	—	7,428
Issuance of common stock under ATM Program, net	208,040	—	4,333	—	—	4,333
Ending balance, December 31, 2023	67,807,831	68	5,468,728	(3,932,826)	18,074	1,554,044
Net income	—	—	—	13,658	—	13,658
Unrealized gain on derivatives	—	—	—	—	9,019	9,019
Reclassification from interest expense, net	—	—	—	—	(12,667)	(12,667)
Distributions declared ($0.9052 per common share)	—	—	—	(65,697)	—	(65,697)
Issuance of common stock under offering, net	9,200,000	9	245,834	—	—	245,843
Issuance of common stock under ATM Program, net	254,082	—	7,620	—	—	7,620
Stock-based compensation, net	188,881	—	8,185	—	—	8,185
Ending balance, December 31, 2024	77,450,794	77	5,730,367	(3,984,865)	14,426	1,760,005
Net income	—	—	—	111,421	—	111,421
Unrealized loss on derivatives	—	—	—	—	(807)	(807)
Reclassification from interest expense, net	—	—	—	—	(8,858)	(8,858)
Distributions declared ($0.9508 per common share)	—	—	—	(73,785)	—	(73,785)
Stock-based compensation, net	240,739	1	6,285	—		6,286
Ending balance, December 31, 2025	77,691,533	$78	$5,736,652	$(3,947,229)	$4,761	$1,794,262
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31
	2025	2024	2023
Cash flows from operating activities:
Net income	$111,421	$13,658	$5,269
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	128,497	113,948	113,430
Amortization of market-lease intangibles and inducements, net	(4,422)	(2,804)	(3,343)
Amortization of debt discounts and financing costs	2,870	2,403	4,113
Accretion of finance lease liability	109	—	—
Straight-line rent adjustments, net	(3,671)	(3,400)	(3,349)
Impairment of real estate assets	—	3,854	—
Provision for estimated credit losses	1,037	430	1,033
Gain on sale of investment properties, net	(90,961)	(3,857)	(2,691)
Loss on extinguishment of debt	—	—	15
Equity in losses of unconsolidated entities	—	—	557
Stock-based compensation, net	10,907	9,896	9,021
Changes in operating assets and liabilities:
Accounts and rents receivable	(1,724)	1,512	1,483
Deferred costs and other assets, net	(2,131)	(236)	91
Accounts payable and accrued expenses	(797)	511	2,054
Other liabilities	4,281	961	1,938
Net cash provided by operating activities	155,416	136,876	129,621
Cash flows from investing activities:
Purchase of investment properties	(400,856)	(268,125)	(152,047)
Capital investments and leasing costs	(44,522)	(36,116)	(35,744)
Proceeds from the sale of investment properties, net	299,504	65,062	12,559
Distributions from unconsolidated entities	—	—	95,065
Other investing activities, net	969	(1,356)	449
Net cash used in investing activities	(144,905)	(240,535)	(79,718)
Cash flows from financing activities:
Payment of tax withholdings for stock-based compensation	(3,931)	(2,598)	(1,583)
Proceeds from sale of common stock under offering	—	257,600	—
Proceeds from sale of common stock under ATM Program	—	8,138	5,165
Proceeds from sale of common stock under ESPP	488	280	235
Payment of common stock offering costs	(9)	(12,078)	(341)
Distributions to stockholders	(72,847)	(62,779)	(57,491)
Proceeds from term loan	400,000	—	—
Repayment of term loan	(400,000)	—	—
Proceeds from line of credit	68,000	10,000	30,000
Repayments of line of credit	(13,000)	(10,000)	(30,000)
Payoffs of mortgage debt	(35,880)	(88,168)	(33,700)
Payment of mortgage principal	(407)	—	(32)
Payment of financing costs	(3,628)	(5,278)	(175)
Other financing activities	—	—	20
Net cash (used in) provided by financing activities	(61,214)	95,117	(87,902)
Net decrease in cash, cash equivalents, and restricted cash	(50,703)	(8,542)	(37,999)
Cash, cash equivalents, and restricted cash at beginning of year	91,221	99,763	137,762
Cash, cash equivalents, and restricted cash at end of year	$40,518	$91,221	$99,763

INVENTRUST PROPERTIES CORP.

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31
	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash flow disclosure, including non-cash investing and financing activities:
Cash paid for interest, net of capitalized interest	$31,257	$35,605	$33,093
Cash paid for income taxes, net of refunds	659	530	209
Previously held equity investments in real estate assets acquired	—	—	39,603
Distributions payable to stockholders	18,450	17,512	14,594
Accrued capital investments and leasing costs	4,248	3,620	2,562
Capitalized costs placed in service	23,492	14,948	16,402
Gross issuance of shares for share-based compensation	10,921	7,662	4,558
Finance lease right of use assets obtained in exchange for lease liabilities	10,973	—	—

Purchase of investment properties:
Net investment properties	$396,832	$245,355	$200,085
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	96,814	54,041	52,871
Accounts payable and accrued expenses, lease intangibles, and other liabilities	(34,951)	(18,681)	(9,133)
Assumption of mortgage debt, at fair value	(57,839)	(12,590)	(91,776)
Cash outflow for purchase of investment properties, net	400,856	268,125	152,047
Assumption of mortgage principal	60,512	13,000	92,468
Capitalized acquisition costs	(2,571)	(1,116)	(150)
Credits, prorations, and other changes in cash outflow, net	5,778	2,061	(365)
Gross acquisition price of investment properties	$464,575	$282,070	$244,000

Sale of investment properties:
Net investment properties	$205,614	$59,912	$10,086
Accounts and rents receivable, lease intangibles, and deferred costs and other assets	4,168	1,564	297
Accounts payable and accrued expenses, lease intangibles, and other liabilities	(1,239)	(271)	(515)
Gain on sale of investment properties, net	90,961	3,857	2,691
Proceeds from sale of investment properties, net	299,504	65,062	12,559
Credits, prorations, and other changes in cash inflow, net	6,725	3,490	583
Gross disposition price of investment properties	$306,229	$68,552	$13,142
See accompanying notes to the consolidated financial statements.

INVENTRUST PROPERTIES CORP.
Notes to Consolidated Financial Statements
December 31, 2025, 2024 and 2023

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
The following table summarizes the Company's retail portfolio as of December 31, 2025 and 2024:

	As of December 31
	2025	2024
No. of properties	73	68
Gross Leasable Area (square feet)	11,589	10,972
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
Variable Interest Entities
The Company evaluates its investments in LLCs and LPs to determine whether each such entity may be a variable interest entity ("VIE"). The accounting standards related to the consolidation of VIEs require qualitative assessments to determine whether the Company is the primary beneficiary. Determination of the primary beneficiary is based on whether the Company has (i) power to direct significant activities of the VIE and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The Company consolidates a VIE if it is deemed to be the primary beneficiary. The equity method of accounting is applied to entities in which the Company is not the primary beneficiary, or if the entity is not a VIE and the Company does not have control, but can exercise significant influence over the entity with respect to its operations and major decisions. As of December 31, 2025 and 2024, the Company had no VIEs.
Revenue Recognition
Lease Income
The majority of revenue recognized from the Company's retail properties is comprised of fixed and variable consideration received from tenants under long-term operating leases with varying terms. Fixed consideration generally consists of minimum lease payments for the rental of retail space while the variable consideration generally consists of reimbursements of the tenant's pro-rata share of certain operating expenses incurred by the Company, including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees and certain capital repairs. Certain other tenants are subject to net leases whereby the tenant is responsible for fixed minimum lease payments to the Company, as well as directly paying all costs and expenses associated with occupancy to third party providers. Such direct payments to third parties are not recorded as revenue and expense by the Company.

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
Real Estate Capitalization and Depreciation
Real estate is reflected at cost less accumulated depreciation within investment properties on the consolidated balance sheets. Ordinary repairs and maintenance are expensed as incurred. Depreciation expense is computed using the straight-line method. A range of estimated useful lives of 5-30 years is used for buildings and other improvements, and a range of 3-20 years is used for furniture, fixtures and equipment.
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
Cash, Cash Equivalents, and Restricted Cash
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
The Company had restricted cash of $5,545 and $3,826 as of December 31, 2025 and 2024, respectively. Restricted cash often consists of lenders' escrows, operating real estate escrows for taxes, insurance, capital expenditures, payments required under certain lease agreements, funds restricted through the Company's wholly-owned captive insurance company, and funds held in escrow for future acquisitions.
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
The carrying amounts of cash, cash equivalents, and restricted cash, accounts and rents receivables, other assets, accounts payable, accrued expenses, and other liabilities reasonably approximate fair value, in management’s judgment, because of their short-term nature. Fair value information pertaining to derivative financial instruments, investment properties, and debt is provided in "Note 9. Fair Value Measurements".

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
As of December 31, 2025, outstanding awards of restricted stock units ("RSUs") are categorized as either time-based awards or market-based awards, each with tandem dividend equivalents. All awards are granted at fair value, earn dividends throughout the vesting period, and have no voting rights. Compensation expense related to these awards, which are generally equity classified, is recognized as a part of general and administrative expense. The nonforfeitable tandem dividend equivalent cash payments of awards granted during the years ended December 31, 2025, 2024 and 2023 are recognized within equity. Forfeitures of awards are recognized as they occur.
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

Segment Reporting
Single Reportable Segment
The Company's Chief Executive Officer (the "CEO") evaluates the performance of the Company's portfolio of retail properties and determines how resources are allocated. Accordingly, the CEO has been deemed the chief operating decision maker (the "CODM"). The Company generates substantially all of its earnings from multi-tenant essential retail properties located in the Sun Belt, and the CODM regularly evaluates the performance of the Company and its retail portfolio on a consolidated basis. The CODM does not distinguish the Company's principal business, or group its operations, by geography or size for the purposes of measuring performance. As the CODM reviews, analyzes, makes decisions, and allocates resources on a consolidated basis, the Company has determined it has a single operating and reportable segment, its portfolio of multi-tenant retail properties.
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
From time to time, the Company may elect to treat certain of its consolidated subsidiaries as taxable REIT subsidiaries ("TRSs") pursuant to the Code. Among other activities, TRSs may participate in non-real estate related activities and/or perform non-customary services for tenants and are subject to federal and state income tax at regular corporate tax rates. Income tax expense or benefit is recognized as a part of other income and expense, net. During the years ended December 31, 2025, 2024, and 2023 the Company did not have any operations within TRSs.
Income tax expense for the years ended December 31, 2025, 2024 and 2023 is $568, $543, and $517, respectively. These amounts pertain to Texas margin tax. The Company has no unrecognized tax benefits and no material interest or penalties relating to income taxes. As of December 31, 2025, the Company's 2024, 2023, and 2022 tax years remain subject to examination by U.S. and various state tax jurisdictions.
Recently Issued Accounting Pronouncements Not Yet Adopted

Standard	Description	Effective date	Effect on the financial statements or other significant matters
ASU No. 2024-03 Disaggregation of Income Statement Expenses (Subtopic 220-40) and related updates	The Accounting Standards Update ("ASU") is intended to improve financial reporting by requiring more granular disclosures about an entity’s expenses so investors can better understand performance, prospects for future cash flows and comparability over time.

The primary goal is to improve the decision-usefulness of expense information through disaggregation of relevant expense captions in the notes to the financial statements.	Annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.	The Company continues to evaluate this guidance and expects the impact to be limited to incremental disclosure.

The Company does not expect the standard to have an impact on the Company's financial position, results of operations, or cash flows.
ASU No. 2025-11 Interim Reporting (Topic 270) and related updates	The ASU is intended to improve the navigability of the interim reporting guidance by clarifying when it applies and creating a comprehensive list of required interim disclosures.

The ASU incorporates an interim disclosure principle requiring entities to disclose material events and changes that occur after the end of the most recent annual reporting period.	Interim reporting periods within annual reporting periods beginning after December 15, 2027.	The ASU states that U.S. Securities and Exchange Commission ("SEC") registrants should refer to the relevant form and content requirements under Reg S-X, Rule 10-01 and Reg S-X, Rule 8-03.

As the Company is already in compliance with the aforementioned requirements, the Company does not expect this guidance to result in meaningful changes in the Company's interim disclosure.
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

3. Revenue Recognition
Operating Leases
Minimum lease payments to be received under long-term operating leases and short-term specialty leases, excluding additional percentage rent based on tenants' sales volume and tenant reimbursements of certain operating expenses, and assuming no exercise of renewal options or early termination rights, are as follows:

For the year ending December 31,	As of December 31, 2025
2026	$225,471
2027	204,441
2028	180,226
2029	150,073
2030	121,865
Thereafter	433,108
Total	$1,315,184
The foregoing table includes payments from tenants who have taken possession of their space and tenants who have been moved to the cash basis of accounting for revenue recognition purposes. The remaining lease terms range from less than one year to fifty-five years.
The following table reflects the disaggregation of lease income, net:

	Year Ended December 31
	2025	2024	2023
Minimum base rent	$191,082	$175,068	$165,267
Real estate tax recoveries	35,053	33,343	31,220
Common area maintenance, insurance, and other recoveries	38,231	33,003	30,731
Ground rent income	21,290	19,321	19,044
Amortization of market-lease intangibles and inducements, net	4,422	2,804	3,343
Short-term and other lease income	4,457	4,567	4,389
Termination fee income	308	1,364	836
Straight-line rent adjustments, net	3,671	3,400	3,349
Provision for estimated credit losses	(1,037)	(430)	(1,033)
Lease income, net	$297,477	$272,440	$257,146

4. Acquired Properties
The following table reflects the retail properties acquired during the year ended December 31, 2025:

Month Acquired	Property	Market	Square Feet	Gross Acquisition Price	Assumption of Mortgage Debt
Apr-25	Plaza Escondida (a)	Tucson, AZ	91	$23,000	$7,981
Apr-25	Carmel Village	Charlotte-Gastonia-Concord, NC	54	19,925	—
Jun-25	West Ashley Station (b)	Charleston-Berkeley-Dorchester, SC	79	26,600	—
Jun-25	Twelve Oaks Shopping Center	Savannah, GA	106	35,850	—
Jul-25	The Marketplace at Encino Park	San Antonio, TX	92	38,500	—
Jul-25	West Broad Marketplace	Richmond Metro Area, VA	386	86,000	—
Aug-25	Asheville Market (c)	Asheville, NC	130	45,700	22,281
Sep-25	Rea Farms	Charlotte-Gastonia-Concord, NC	183	80,000	—
Dec-25	Daniels Marketplace (d)	Cape Coral - Fort Myers, FL	131	72,250	30,250
Dec-25	Mesa Shores	Phoenix - Mesa - Chandler, AZ	111	36,750	—
			1,363	$464,575	$60,512
(a)The Company recognized a fair value adjustment of $507 related to the mortgage payable secured by the property.
(b)The Company recognized a finance lease liability of $10,973 associated with the ground lease assumed upon acquisition. See "Note 13. Commitments and Contingencies".
(c)The Company recognized a fair value adjustment of $607 related to the mortgage payable secured by the property.
(d)The Company recognized a fair value adjustment of $967 related to the mortgage payable secured by the property.
The following table reflects the retail properties acquired during the year ended December 31, 2024:

Month Acquired	Property	Market	Square Feet	Gross Acquisition Price	Assumption of Mortgage Debt
Feb-24	The Plant (a)	Phoenix, AZ	57	$29,500	$13,000
Apr-24	Moores Mill	Atlanta Metro Area, GA	70	28,000	—
Jun-24	Maguire Groves (b)	Orlando-Kissimmee, FL	33	16,100	—
Aug-24	Scottsdale North Marketplace	Phoenix, AZ	66	23,000	—
Oct-24	Stonehenge Village	Richmond, VA	214	62,100	—
Nov-24	The Forum	Cape Coral-Fort Myers, FL	186	41,370	—
Dec-24	Market at Mill Creek	Charleston-Berkeley-Dorchester, SC	80	27,300	—
Dec-24	Nexton Square	Charleston-Berkeley-Dorchester, SC	134	54,700	—
			840	$282,070	$13,000
(a)The Company recognized a fair value adjustment of $410 related to the mortgage payable secured by the property.
(b)Maguire Groves is immediately adjacent to Plantation Grove, a Publix anchored neighborhood center wholly-owned by the Company. The Company operates these properties under the Plantation Grove name.

The following table presents the Company's purchase price allocations of retail properties acquired, accounted for as asset acquisitions, during the year ended December 31, 2025 and 2024:

	2025 Acquisitions		2024 Acquisitions
	Amount	Weighted Average Useful Life (in Years)	Amount	Weighted Average Useful Life (in Years)
Land	$72,346	N/A	$50,074	N/A
Building, roofs, and site improvements	326,873	28.1	195,281	27.2
Finance lease fair value adjustment (a)	(2,008)	66.6	—	N/A
In-place lease intangibles	93,735	8.5	52,652	8.3
Above-market lease intangibles	2,500	7.9	1,376	5.5
Mortgage payable fair value adjustments	2,081	3.6	410	1.3
Below-market lease intangibles	(32,641)	14.3	(17,435)	16.4
Net assets acquired	462,886		282,358
Capitalized acquisition costs	(2,571)		(1,116)
Closing credits	4,260		828
Gross acquisition price	$464,575		$282,070
(a)The Company recognized a fair value adjustment to the finance lease right-of-use ("ROU") asset related to the ground lease assumed upon the acquisition of West Ashley Station. See "Note 13. Commitments and Contingencies".

5. Disposed Properties
The following table presents the real property disposed of during the year ended December 31, 2025:

Month Disposed	Property	Market	Square Feet	Gross Disposition Price	Gain on Sale
Jun-25	California portfolio (a)	California	746	$306,000	$90,909
Sep-25	Custer Creek Village (b)	Dallas - Fort Worth - Arlington, TX	N/A	229	52
			746	$306,229	$90,961
(a)The Company disposed of five properties, consisting of River Oaks Shopping Center, Campus Marketplace, Old Grove Marketplace, Bear Creek Village Center, and Pavilion at La Quinta, as part of a portfolio sale.
(b)This disposition was related to the completion of a partial condemnation at one retail property.
The following table presents the real property disposed of during the year ended December 31, 2024:

Month Disposed	Property	Market	Square Feet	Gross Disposition Price	Gain (Loss) on Sale, net
Jul-24	Eldridge Town Center & Windermere Village (a)	Houston-Sugar Land-Baytown, TX	N/A	$602	$334
Oct-24	Stevenson Ranch	Los Angeles, CA	187	57,800	(614)
Dec-24	Eldridge Town Center & Windermere Village (b)	Houston-Sugar Land-Baytown, TX	31	10,150	4,137
			218	$68,552	$3,857
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

7. Intangible Assets, Liabilities, and Deferred Leasing Costs
The following table summarizes the Company's intangible assets, intangible liabilities, and deferred leasing costs:

	As of December 31
	2025	2024
Intangible assets:
In-place leases	$289,721	$216,175
Above-market leases	16,970	16,053
Intangible assets	306,691	232,228
Accumulated amortization:
In-place leases	(104,186)	(87,104)
Above-market leases	(8,542)	(7,704)
Accumulated amortization	(112,728)	(94,808)
Intangible assets, net	$193,963	$137,420

Intangible liabilities:
Below-market leases	$91,953	$65,776
Accumulated amortization	(23,478)	(22,879)
Intangible liabilities, net	$68,475	$42,897

Deferred leasing costs:
Leasing costs	$26,410	$25,132
Accumulated amortization	(10,170)	(8,993)
Deferred leasing costs, net	$16,240	$16,139

The following table summarizes the amortization related to intangible assets, intangible liabilities, and deferred leasing costs:

	Year ended December 31
	2025	2024	2023
Intangible assets:
In-place leases	$36,655	$28,133	$32,179
Above-market leases	2,309	2,452	2,977
Amortization of intangible assets	$38,964	$30,585	$35,156
Intangible liabilities:
Amortization of below-market leases	$6,273	$4,879	$5,976
Deferred leasing costs:
Amortization of deferred leasing costs	$3,153	$3,213	$2,691

The following table summarizes the amortization during the next five years and thereafter related to intangible assets, intangible liabilities, and deferred leasing costs as of December 31, 2025:

Year ending December 31,	In-place leases	Above-market leases	Below-market leases	Deferred leasing costs
2026	$37,418	$2,080	$6,987	$2,628
2027	29,831	1,600	6,198	2,386
2028	24,941	1,236	5,705	2,109
2029	19,212	868	5,271	1,852
2030	15,375	737	5,082	1,583
Thereafter	58,758	1,907	39,232	5,682
Total	$185,535	$8,428	$68,475	$16,240

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
The Company's credit agreements and mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions, and distribution limitations. As of December 31, 2025 and 2024, the Company was in compliance with all loan covenants.
Mortgages Payable
During the years ended December 31, 2025 and 2024, the Company assumed aggregate mortgages payable of $60.5 million and $13.0 million, respectively.
During the years ended December 31, 2025 and 2024, the Company extinguished aggregate mortgages payable of $35.9 million and $88.2 million, respectively, with its available liquidity.
Credit Agreements
The Company has a $500.0 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility is scheduled to mature on January 15, 2029, with one 6-month extension option. On August 25, 2025, the Company entered into an amendment to the Revolving Credit Facility (the "Revolving Credit Facility Amendment," and the Revolving Credit Facility as amended, the "Amended Revolving Credit Facility"), which modified the applicable interest rate thereunder by removing the credit spread adjustment to SOFR, in addition to other modifications. As of December 31, 2025, the Company had available liquidity of $445.0 million under its Amended Revolving Credit Facility.
On August 25, 2025, the Company entered into an amendment (the "Term Loan Amendment") to its $400.0 million Term Loan Credit Agreement (as amended, the "Amended Term Loan Agreement"), which provides for, among other things, an extension of the maturity dates of each tranche. The Amended Term Loan Agreement consists of a $200.0 million 5-year tranche maturing on August 26, 2030, and a $200.0 million 5.5-year tranche maturing February 24, 2031. The Term Loan Amendment also modified the interest rates, with each tranche bearing interest at a rate equal to, at the Company's option, term SOFR, daily simple SOFR or the adjusted base rate (with no credit spread adjustment) plus a margin ranging from 115 to 160 basis points (in the case of SOFR loans) and 15 to 60 basis points (in the case of base rate loans), in each case, based on the Company’s leverage ratio.
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
The Company may prepay at any time all or any part of the Notes, in an amount not less than 5% of the aggregate principal amount of any series of the Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount prepaid plus accrued interest and a Make-Whole Amount (as defined in the Note Purchase Agreement). The Notes are required to be absolutely and unconditionally guaranteed by certain subsidiaries of the Company that guarantee certain material credit facilities of the Company. Currently, there are no subsidiary guarantees of the Notes.
Finance Lease Liability
On June 10, 2025, in connection with its acquisition of West Ashley Station, the Company assumed a ground lease and recognized a related finance lease liability of $10,973. As of December 31, 2025, the balance of the finance lease liability was $11,082. See "Note 13. Commitments and Contingencies".

The following table summarizes the Company's debt as of December 31, 2025 and 2024:

		Interest Rate Type	As of December 31, 2025		As of December 31, 2024
	Maturity Date		Interest Rate	Amount	Interest Rate	Amount
Mortgages Payable
Total mortgages payable	Various	Fixed	4.28% (a)	$117,605	3.97% (a)	$93,380
Total				117,605		93,380

Term Loans
$200.0 million 5 year	Aug-30	Fixed	2.66% (b)	100,000	2.81% (b)	100,000
$200.0 million 5 year	Aug-30	Fixed	2.66% (b)	100,000	2.81% (b)	100,000
$200.0 million 5.5 year	Feb-31	Fixed	2.63% (c)	50,000	2.78% (b)	50,000
$200.0 million 5.5 year	Feb-31	Fixed	2.69% (c)	50,000	2.84% (b)	50,000
$200.0 million 5.5 year	Feb-31	Fixed	4.84% (c)	100,000	4.99% (b)	100,000
Total				400,000		400,000

Senior Notes
$150.0 million Series A Notes	Aug-29	Fixed	5.07%	150,000	5.07%	150,000
$100.0 million Series B Notes	Aug-32	Fixed	5.20%	100,000	5.20%	100,000
Total				250,000		250,000

Revolving Line of Credit
$500.0 million total capacity	Jan-29	Variable	1M SOFR + 1.05% (d)(e)	55,000	1M SOFR + 1.15% (d)(e)	—

Total secured and unsecured debt			4.04%	822,605	4.03%	743,380

Finance Lease Liability
West Ashley Station Ground Lease	Jan-92	N/A	N/A	11,082	N/A	N/A

Debt discounts and financing costs, net				(7,806)		(2,965)
Debt, net				$825,881		$740,415
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
(d)As of December 31, 2025 and 2024, 1-Month Term SOFR was 3.69% and 4.33%, respectively.
(e)Interest rate applies to drawn balance only. An additional annual facility fee of 0.15% applies to entire line of credit capacity.

The following table summarizes the scheduled payments and maturities of the Company's debt as of December 31, 2025:

Scheduled maturities by year:	Mortgage Payments	Mortgage Maturities	Term Loan & Senior Notes	Revolving Line of Credit	Total
2026	$773	$—	$—	$—	$773
2027	810	26,000	—	—	26,810
2028	495	21,321	—	—	21,816
2029	449	61,750	150,000	55,000	267,199
2030	154	5,853	200,000	—	206,007
Thereafter	—	—	300,000	—	300,000
Total	$2,681	$114,924	$650,000	$55,000	$822,605
Finance lease liability					11,082
Debt discounts and financing costs, net					(7,806)
Total Debt, net					$825,881

Interest Rate Swaps
As of December 31, 2025, the Company was party to five effective and four forward-starting interest rate swap agreements, the latter of which address the periods between the termination dates of the effective swaps and the maturity dates of the Amended Term Loan Agreement. In tandem, the interest rate swaps achieve fixed interest rates for a constant notional amount through the maturity dates of the Amended Term Loan Agreement.
The following table summarizes the Company's five effective interest rate swaps as of December 31, 2025 and 2024:

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
						$400,000
(a)Interest rates reflect the Company's current credit spread of 1.15% as of December 31, 2025.

The following table summarizes the Company's four forward-starting interest rate swaps as of December 31, 2025:

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
						$400,000
(a)Interest rates reflect the Company's current credit spread of 1.15% as of December 31, 2025.

The following table summarizes the effects of derivative financial instruments on the consolidated financial statements for the years ended December 31, 2025, 2024 and 2023:

Location and amount of (loss) gain recognized in accumulated comprehensive income (loss)				Location and amount of gain (loss) reclassified from accumulated comprehensive income into net income				Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded
	2025	2024	2023		2025	2024	2023		2025	2024	2023
Unrealized (loss) gain on derivatives	$(807)	$9,019	$6,228	Interest expense, net	$8,858	$12,667	$14,875	Interest expense, net	$34,519	$37,100	$38,138

9. Fair Value Measurements
Recurring Measurements
The following financial instruments are remeasured at fair value on a recurring basis:

	Fair Value Measurements as of
	December 31, 2025			December 31, 2024
Cash Flow Hedges: (a) (b)	Level 1	Level 2 (c)	Level 3	Level 1	Level 2 (c)	Level 3
Derivative interest rate swap assets	$—	$5,196	$—	$—	$14,426	$—
Derivative interest rate swap liabilities	$—	$(435)	$—	$—	$—	$—
(a)During the twelve months subsequent to December 31, 2025, an estimated $4,267 of derivative interest rate balances recognized in accumulated comprehensive income will be reclassified into earnings.
(b)As of December 31, 2025 and 2024, the Company determined that the credit valuation adjustments associated with nonperformance risk are not significant to the overall valuation of its derivatives. As a result, the Company's derivative valuations in their entirety are classified as Level 2 of the fair value hierarchy.
(c)Derivative assets or liabilities are recognized as a part of deferred costs and other assets, net or other liabilities, respectively.
Level 1
At December 31, 2025 and 2024, the Company had no Level 1 recurring fair value measurements.
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
Level 3
At December 31, 2025 and 2024, the Company had no Level 3 recurring fair value measurements.
Non-Recurring Measurements
Investment Properties
During the year ended December 31, 2025, the Company had no Level 3 nonrecurring fair value measurements.
During the year ended December 31, 2024, the Company recorded an impairment of real estate assets of $3,854 on one retail property. The property was sold on October 31, 2024 for $57,800, resulting in a loss on sale of $614, which was primarily related to closing costs.
Financial Instruments Not Measured at Fair Value
The following table summarizes the estimated fair value of financial instruments presented at carrying values in the Company's consolidated financial statements as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	Carrying Value	Estimated Fair Value	Market Interest Rate	Carrying Value	Estimated Fair Value	Market Interest Rate
Mortgages payable	$117,605	$111,945	6.09%	$93,380	$87,576	6.64%
Senior notes	250,000	248,320	5.24%	250,000	236,480	6.23%
Term loans	400,000	398,701	4.64%	400,000	400,170	5.29%
Revolving line of credit	55,000	54,957	4.37%	—	—	N/A
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
The following table reconciles the amounts used in calculating basic and diluted EPS:

	Year ended December 31
	2025	2024	2023
Numerator:
Net income attributed to common shares - basic and diluted	$111,421	$13,658	$5,269

Denominator:
Weighted average common shares outstanding - basic	77,598,121	70,394,448	67,531,898
Dilutive effect of unvested restricted shares	740,328	616,120	281,282
Weighted average common shares outstanding - diluted	78,338,449	71,010,568	67,813,180

Basic and diluted earnings per common share:
Net income per common share - basic	$1.44	$0.19	$0.08
Net income per common share - diluted	$1.42	$0.19	$0.08

ATM Program
The Company maintains an at-the-market equity offering program (the "ATM Program") through which the Company may sell from time to time up to an aggregate of $250.0 million of its common stock. In connection with the ATM Program, the Company may sell shares of its common stock to or through sales agents, or may enter into separate forward sale agreements with one of the agents, or one of their respective affiliates, as a forward purchaser. During the year ended December 31, 2025, no shares were issued under the ATM Program. As of December 31, 2025, $236.7 million of common stock remains available for issuance under the ATM Program.
The following table summarizes the Company's activity under the ATM Program:

	Number of Shares Issued	Weighted Average Price	Gross Proceeds	Commissions	Net Proceeds
Quarter ended December 31, 2023	208,040	$26.13	$5,437	$68	$5,369
Quarter ended December 31, 2024	254,082	$30.96	$7,866	$99	$7,767
Share Repurchase Program
The Company maintains a share repurchase program (the "SRP") of up to $150.0 million of the Company's outstanding shares of common stock. The SRP may be suspended or discontinued at any time, and does not obligate the Company to repurchase any dollar amount or particular amount of shares. As of December 31, 2025, the Company has not repurchased any common stock under the SRP.
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

11. Stock-Based Compensation
Incentive Award Plan
As of December 31, 2025, outstanding awards of RSUs were categorized as either time-based awards or market-based awards, each with tandem dividend equivalents. As of December 31, 2025, 2,514,805 shares were available for future issuance under the Incentive Award Plan.
Market-based awards are valued as of the grant date utilizing a Monte Carlo simulation model that assesses the probability of satisfying certain market performance thresholds over a three year performance period.
The following table summarizes the Company's significant assumptions used in the Monte Carlo simulation models:

	At Grant Date
	2025	2024	2023
Volatility	27.00%	31.00%	34.00%
Risk free interest rate	4.35%	4.42%	4.45%
Dividend Yield	3.30%	3.40%	3.20%

The following table summarizes the Company's RSU activity under the Incentive Award Plan:

	Unvested Time- Based RSUs	Unvested Performance and Market-Based RSUs	Weighted Average Grant Date Price Per Share
Outstanding as of January 1, 2023	123,427	712,051	$23.35

Shares granted	152,393	445,828	$18.40
Shares vested	(126,885)	(60,042)	$29.50
Unearned performance shares	—	(69,803)	$31.40
Shares forfeited	(1,343)	(3,263)	$19.51
Outstanding as of December 31, 2023	147,592	1,024,771	$19.36

Shares granted	197,884	335,936	$19.78
Shares vested	(155,511)	(113,954)	$26.33
Unearned performance shares	—	(82,665)	$28.90
Shares forfeited	(2,190)	(17,360)	$17.41
Outstanding as of December 31, 2024	187,775	1,146,728	$17.71

Shares granted	179,267	361,634	$22.98
Shares vested	(162,425)	(188,101)	$20.95
Unearned performance shares	—	(188,100)	$16.41
Shares forfeited	(9,381)	(3,401)	$24.34
Outstanding as of December 31, 2025	195,236	1,128,760	$19.12

Employee Stock Purchase Plan
Employees may purchase up to an aggregate of 3,300,000 shares of the Company's common stock under the ESPP, of which 3,250,156 shares remain available as of December 31, 2025.
The following table summarizes the Company's activity under the ESPP:

	Year ended December 31
	2025	2024	2023
Shares purchased	24,209	13,907	11,728
Weighted average discounted issuance price	$20.17	$20.14	$20.07
Issuance proceeds	$488	$280	$235
Stock-Based Compensation Expense
The following table summarizes the Company's stock-based compensation expense:

	Year ended December 31
	2025	2024	2023
Incentive Award Plan, net (a)	$10,765	$9,759	$8,953
Employee Stock Purchase Plan (b)	142	137	68
Stock-based compensation expense, net	$10,907	$9,896	$9,021
(a)As of December 31, 2025, there was $11,577 of total estimated unrecognized compensation expense related to the Incentive Award Plan which will be recognized through December 2028.
(b)As of December 31, 2025, there was $179 of total estimated unrecognized compensation expense related to the ESPP which will be recognized through June 2027.

12. Segment Information
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
Retail properties generally require capital investments, including value-enhancing development and redevelopment projects and leasing commissions. During the year ended December 31, 2025 and 2024, the Company paid $44,522 and $36,116 of capital investments and leasing costs, respectively. As of December 31, 2025 and 2024, total accrued capital investments and leasing costs were $4,248 and $3,620, respectively.
The measure of segment assets regularly reviewed by the CODM is reported on the consolidated balance sheets as Total assets. No single tenant comprises 10% or more of the Company's Lease income, net for any years presented.

Net Operating Income
The following table reconciles net income, the most directly comparable GAAP measure, to NOI:

	Year Ended December 31
	2025	2024	2023
Net income	$111,421	$13,658	$5,269
Adjustments to reconcile to NOI:
Other income and expense, net	(3,575)	(3,755)	(5,480)
Equity in losses of unconsolidated entities	—	—	557
Interest expense, net	34,519	37,100	38,138
Loss on extinguishment of debt	—	—	15
Gain on sale of investment properties, net	(90,961)	(3,857)	(2,691)
Impairment of real estate assets	—	3,854	—
Depreciation and amortization	128,497	113,948	113,430
General and administrative	34,925	33,172	31,797
Other fee income	—	—	(80)
Adjustments to NOI (a)	(8,401)	(7,548)	(7,528)
NOI	$206,425	$186,572	$173,427
(a)Adjustments to NOI include lease termination income and expense and GAAP Rent Adjustments.

Significant Expenses
The following table reflects the disaggregation of property operating expenses:

	Year Ended December 31
	2025	2024	2023
Repairs and maintenance	$16,334	$13,366	$14,270
Payroll, benefits, and office	10,559	10,510	10,690
Utilities and waste removal	10,527	9,462	8,747
Property insurance	5,507	6,668	5,552
Security, legal, and other expenses	3,706	3,387	3,573
Lease termination expense	—	20	—
Property operating expenses	$46,633	$43,413	$42,832

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
Captive Insurance Company
In April 2023, the Company formed a wholly-owned captive insurance company (the "Captive"), which provides insurance coverage for all losses below the deductibles of the Company's third party liability insurance policies relating to wind, flood, named windstorm, earthquake, fire, and other property-related perils. The Company formed the Captive as part of its overall risk management program and to stabilize insurance costs, manage exposures, and recoup expenses through the function of the captive program. In January 2025, the Captive began underwriting the first layer of general liability insurance. An actuarial analysis is performed to estimate future projected claims, related deductibles, and projected expenses necessary to fund associated risk management programs. The Captive generally establishes annual premiums based on projections derived from the past loss experience. The Captive is capitalized in accordance with the applicable regulatory requirements.
The following table summarizes the activity in the liability for unpaid losses and loss adjustment expenses:

	Year ended December 31
	2025	2024
Balance at the beginning of the year	$820	$—
Incurred related to:
Current year	394	881
Prior years	22	—
Total incurred	416	881
Paid related to:
Current year	(94)	(61)
Prior years	(842)	—
Total paid	(936)	(61)
Balance at the end of the year	$300	$820
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
For operating and finance leases, the discount rate applied to initially measure each ROU asset and lease liability is based on the Company's incremental borrowing rate ("IBR"), as the rates implicit in the lease are not readily determinable. The Company utilizes a market-based approach to estimate an IBR for each lease, which generally considers market-based interest rates and publicly available data for instruments with similar characteristics. The Company also considers adjustments, as needed, related to tenor, credit spreads, and credit ratings, if not fully incorporated by the aforementioned data sets.

The following table summarizes the Company's operating and finance leases as of December 31, 2025 and December 31, 2024:

		As of
	Balance Sheet Caption	December 31, 2025	December 31, 2024
Operating lease ROU assets	Deferred costs and other assets, net	$2,683	$3,012
Operating lease ROU accumulated amortization	Deferred costs and other assets, net	$(1,144)	$(1,163)
Operating lease liabilities	Other liabilities	$(2,129)	$(2,528)

Finance lease ROU asset	Building and other improvements	$8,965	$—
Finance lease ROU accumulated amortization	Accumulated depreciation	$(75)	$—
Finance lease liability	Debt, net	$(11,082)	$—

Weighted-average remaining lease term - Operating leases		4.5 years	5.2 years
Weighted-average remaining lease term - Finance lease		66.1 years	N/A
Weighted-average discount rate - Operating leases		4.48%	4.49%
Weighted-average discount rate - Finance lease		6.80%	N/A
The following table summarizes the Company's lease costs for the years ended December 31, 2025 and 2024:

	Statement of Operations Expense Caption	Year ended December 31
		2025	2024
Operating lease costs:
Minimum lease cost	General and administrative	$431	$559
Variable lease cost	General and administrative	299	300
Short-term lease cost	General and administrative	—	200

Finance lease costs:
Amortization of ROU asset	Depreciation and amortization	$75	$—
Interest on lease liability	Interest expense, net	$416	$—
Variable lease cost	Property operating	$79	$—

The following table summarizes the Company's future minimum lease obligations as of December 31, 2025:

	Future Minimum Lease Payments
Scheduled minimum payments by year:	Operating Leases	Finance Lease
2026	$517	$550
2027	529	578
2028	522	605
2029	493	605
2030	293	605
Thereafter	—	71,211
Total expected minimum lease obligation	2,354	74,154
Less: Amount representing interest (a)	(225)	(63,072)
Present value of net minimum lease payments	$2,129	$11,082
(a)Interest includes the amount necessary to reduce the total expected minimum lease obligations to present value calculated at the Company's IBR.

14. Subsequent Events
In preparing its consolidated financial statements, the Company evaluated events and transactions occurring after December 31, 2025 through the date the financial statements were issued for recognition and disclosure purposes.

INVENTRUST PROPERTIES CORP.
Schedule III - Real Estate and Accumulated Depreciation
(amounts stated in thousands)

		Initial Cost (A)				Gross amount at which carried at end of period
Property Name Location	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land	Buildings and Improvements (C)	Total (D)	Accumulated Depreciation (E,F)	Year Acquired
Antoine Town Center Houston, TX	$—	$5,327	$14,333	$—	$(1,377)	$5,327	$12,956	$18,283	$2,777	2020
Asheville Market Asheville, NC	22,160	7,986	33,696	—	82	7,986	33,778	41,764	554	2025
Bay Colony Houston, TX	—	8,287	41,714	—	4,622	8,287	46,336	54,623	5,969	2023
Bay Landing Bonita Springs, FL	—	1,687	9,283	—	112	1,687	9,395	11,082	1,480	2022
Bent Tree Plaza Raleigh, NC	—	1,983	7,093	—	839	1,983	7,932	9,915	4,200	2009
Blackhawk Town Center Houston, TX	—	10,265	6,156	—	(40)	10,265	6,116	16,381	1,272	2023
Buckhead Crossing Atlanta, GA	—	7,565	27,104	—	4,898	7,565	32,002	39,567	14,600	2009
Carmel Village Charlotte, NC	—	3,244	15,551	—	105	3,244	15,656	18,900	440	2025
Cary Park Town Center Cary, NC	—	5,555	17,280	—	130	5,555	17,410	22,965	5,394	2017
Commons at University Place Durham, NC	—	3,198	17,909	—	(8)	3,198	17,901	21,099	4,268	2019
Coweta Crossing Newnan, GA	—	1,143	4,590	—	(685)	1,143	3,905	5,048	2,234	2009
Custer Creek Village Richardson, TX	—	4,750	12,245	(177)	1,389	4,573	13,634	18,207	7,787	2007
Cyfair Town Center Houston, TX	—	16,184	48,566	—	2,026	16,184	50,592	66,776	6,398	2023
Daniels Marketplace Fort Myers, FL	30,250	6,527	60,905	—	(63)	6,527	60,842	67,369	185	2025
Eastfield Village Charlotte, NC	—	2,327	14,321	—	175	2,327	14,496	16,823	1,594	2022
Eldorado Marketplace Frisco, TX	—	15,732	49,311	—	940	15,732	50,251	65,983	11,302	2019
Eldridge Town Center Houston, TX	—	3,200	16,687	1,761	6,208	4,961	22,895	27,856	11,485	2005
Escarpment Village Austin, TX	26,000	19,641	51,763	—	1,035	19,641	52,798	72,439	7,637	2022
Garden Village San Pedro, CA	—	3,188	16,522	3,268	609	6,456	17,131	23,587	9,056	2009
Gateway Market Center St. Petersburg, FL	—	13,600	4,992	—	4,090	13,600	9,082	22,682	3,407	2010
Kennesaw Marketplace Kennesaw, GA	—	12,587	51,860	—	737	12,587	52,597	65,184	13,955	2018

INVENTRUST PROPERTIES CORP.
Schedule III - Real Estate and Accumulated Depreciation
(amounts stated in thousands)

		Initial Cost (A)				Gross amount at which carried at end of period
Property Name Location	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land	Buildings and Improvements (C)	Total (D)	Accumulated Depreciation (E,F)	Year Acquired
Kyle Marketplace Kyle, TX	$—	$6,076	$48,220	$711	$599	$6,787	$48,819	$55,606	$14,077	2017
Lakeside & Lakeside Crossing Winter Park, FL	—	16,594	41,085	—	(100)	16,594	40,985	57,579	9,982	2019
Market at Mill Creek Mount Pleasant, SC	—	2,435	20,324	—	57	2,435	20,381	22,816	901	2024
Market at Westlake Westlake Hills, TX	—	1,200	6,274	(64)	(34)	1,136	6,240	7,376	3,825	2007
Mesa Shores Mesa, AZ	—	13,056	19,378	—	(6)	13,056	19,372	32,428	71	2025
Moores Mill Atlanta, GA	—	5,180	17,653	—	10	5,180	17,663	22,843	1,154	2024
Nexton Square Summerville, SC	—	9,531	41,546	—	226	9,531	41,772	51,303	1,796	2024
Northcross Commons Charlotte, NC	—	7,591	21,303	—	931	7,591	22,234	29,825	7,249	2016
Peachland Promenade Port Charlotte, FL	—	1,742	6,502	4,158	10,856	5,900	17,358	23,258	4,992	2009
PGA Plaza Palm Beach Gardens, FL	—	10,414	75,730	—	1,419	10,414	77,149	87,563	19,730	2018
Plantation Grove & Maguire Grove Ocoee, FL	—	5,791	19,037	—	1,280	5,791	20,317	26,108	4,002	2014 & 2024
Plaza Escondida Oro Valley, AZ	7,695	2,713	19,541	—	84	2,713	19,625	22,338	574	2025
Plaza Midtown Atlanta, GA	—	5,295	23,946	—	1,219	5,295	25,165	30,460	6,882	2017
Prestonwood Town Center Dallas, TX	—	22,055	22,140	—	1,302	22,055	23,442	45,497	4,696	2021
Rea Farms Charlotte, NC	—	7,814	61,785	—	98	7,814	61,883	69,697	791	2025
Renaissance Center Durham, NC	—	26,713	96,141	—	7,336	26,713	103,477	130,190	37,093	2016
Rio Pinar Plaza Orlando, FL	—	5,171	26,903	676	2,073	5,847	28,976	34,823	10,207	2015
Riverview Village Arlington, TX	—	6,000	9,649	—	448	6,000	10,097	16,097	6,303	2007
Riverwalk Market Flower Mound, TX	—	5,931	23,922	—	268	5,931	24,190	30,121	8,082	2016
Rose Creek Woodstock, GA	—	1,443	5,630	—	102	1,443	5,732	7,175	3,038	2009

INVENTRUST PROPERTIES CORP.
Schedule III - Real Estate and Accumulated Depreciation
(amounts stated in thousands)

		Initial Cost (A)				Gross amount at which carried at end of period
Property Name Location	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land	Buildings and Improvements (C)	Total (D)	Accumulated Depreciation (E,F)	Year Acquired
Sandy Plains Centre Marietta, GA	$—	$12,364	$27,270	$652	$5,702	$13,016	$32,972	$45,988	$7,294	2018
Sarasota Pavilion Sarasota, FL	—	12,000	25,823	—	18,507	12,000	44,330	56,330	14,776	2010
Scofield Crossing Austin, TX	—	8,100	4,992	(576)	2,923	7,524	7,915	15,439	3,693	2007
Scottsdale North Marketplace Scottsdale, AZ	—	6,505	14,683	—	328	6,505	15,011	21,516	1,069	2024
Shops at Arbor Trails Austin, TX	31,500	28,233	76,769	—	2,404	28,233	79,173	107,406	12,040	2022
Shops at Fairview Town Center Fairview, TX	—	7,299	25,233	—	1,335	7,299	26,568	33,867	6,061	2019
Shops at the Galleria Bee Cave, TX	—	52,104	75,651	(597)	5,024	51,507	80,675	132,182	27,881	2016
Sonterra Village San Antonio, TX	—	5,150	15,095	(181)	689	4,969	15,784	20,753	5,562	2015
Southern Palm Crossing Royal Palm Beach, FL	—	37,735	49,843	(745)	3,010	36,990	52,853	89,843	13,200	2019
Stables Town Center Houston, TX	—	5,899	20,439	—	270	5,899	20,709	26,608	2,814	2023
Stonehenge Village Midlothian, VA	—	10,534	44,971	—	17	10,534	44,988	55,522	2,843	2024
Stone Ridge Market San Antonio, TX	—	8,935	38,754	—	(5,093)	8,935	33,661	42,596	4,576	2022
Suncrest Village Orlando, FL	—	6,742	6,403	—	11,364	6,742	17,767	24,509	3,833	2014
Sycamore Commons Matthews, NC	—	12,500	31,265	—	4,024	12,500	35,289	47,789	15,722	2010
The Centre on Hugh Howell Tucker, GA	—	2,250	11,091	—	1,821	2,250	12,912	15,162	6,960	2007
The Forum Fort Myers, FL	—	9,939	21,943	—	387	9,939	22,330	32,269	1,145	2024
The Highlands of Flower Mound Flower Mound, TX	—	6,330	24,374	—	(718)	6,330	23,656	29,986	3,344	2022
The Marketplace at Encino Park San Antonio, TX	—	6,069	27,289	—	181	6,069	27,470	33,539	630	2025
The Parke Cedar Park, TX	—	9,271	83,078	—	2,570	9,271	85,648	94,919	25,607	2017

INVENTRUST PROPERTIES CORP.
Schedule III - Real Estate and Accumulated Depreciation
(amounts stated in thousands)

		Initial Cost (A)				Gross amount at which carried at end of period
Property Name Location	Encumbrance	Land	Buildings and Improvements	Adjustments to Land Basis (B)	Adjustments to Basis (B)	Land	Buildings and Improvements (C)	Total (D)	Accumulated Depreciation (E,F)	Year Acquired
The Plant Chandler, AZ	$—	$3,864	$21,423	$—	$8	$3,864	$21,431	$25,295	$1,695	2024
The Pointe at Creedmoor Raleigh, NC	—	7,507	5,454	—	82	7,507	5,536	13,043	2,121	2016
The Shoppes at Davis Lake Charlotte, NC	—	6,232	12,901	—	630	6,232	13,531	19,763	1,338	2023
The Shops at Town Center Germantown, MD	—	19,998	29,776	—	1,300	19,998	31,076	51,074	9,822	2017
Thomas Crossroads Newnan, GA	—	1,622	8,322	—	1,293	1,622	9,615	11,237	4,835	2009
Travilah Square Rockville, MD	—	8,964	39,836	—	1,540	8,964	41,376	50,340	8,725	2019
Twelve Oaks Shopping Center Savannah, GA	—	5,318	28,416	—	34	5,318	28,450	33,768	584	2025
University Oaks Shopping Center Round Rock, TX	—	7,250	25,326	(170)	6,334	7,080	31,660	38,740	16,464	2010
West Ashley Station Charleston, SC	—	—	19,137	—	11,134	—	30,271	30,271	569	2025
West Broad Marketplace Richmond, VA	—	19,619	39,167	—	23	19,619	39,190	58,809	819	2025
Westfork Plaza & Paraiso Parc Pembroke Pines, FL	—	28,267	124,019	—	8,266	28,267	132,285	160,552	40,742	2017
Westpark Shopping Center Glen Allen, VA	—	7,462	24,164	(4)	6,358	7,458	30,522	37,980	10,445	2015
Windward Commons Alpharetta, GA	—	12,823	13,779	(171)	852	12,652	14,631	27,283	5,205	2016
Total corporate assets	—	—	—	—	3,985	—	3,985	3,985	1,977	-
Total	$117,605	$693,606	$2,145,276	$8,541	$150,576	$702,147	$2,295,852	$2,997,999	$525,830
Construction in progress		—	—	—	7,473	—	7,473	7,473	—
Total investment properties		$693,606	$2,145,276	$8,541	$158,049	$702,147	$2,303,325	$3,005,472	$525,830

INVENTRUST PROPERTIES CORP.

Schedule III - Real Estate and Accumulated Depreciation
(amounts stated in thousands)
Notes to Schedule III
The aggregate cost of real estate owned as of December 31, 2025, for federal income tax purposes was approximately $3,391,192 (unaudited).
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
(C)Buildings and improvements includes a finance lease right of use asset of $8,965, inclusive of an initial fair value adjustment of $2,008, related to the long-term ground lease of the land underlying West Ashley Station.
(D)Reconciliation of total investment properties:

	2025	2024	2023
Balance as of January 1	$2,838,870	$2,656,674	$2,481,662
Acquisitions and capital improvements	447,045	277,912	191,666
Disposals, impairment, and write-offs of assets no longer in service	(280,443)	(95,716)	(16,654)
Balance as of December 31	$3,005,472	$2,838,870	$2,656,674
(E)Reconciliation of accumulated depreciation:

	2025	2024	2023
Balance at January 1,	$511,969	$461,352	$389,361
Depreciation expense	88,689	82,603	78,560
Disposal, impairment, and write-offs of assets no longer in service	(74,828)	(31,986)	(6,569)
Balance at December 31,	$525,830	$511,969	$461,352
(F)Depreciation is computed based upon the following estimated lives:

Buildings and other improvements	5	-	30 years
Tenant improvements	Life of the lease
Furniture, fixtures and equipment	3	-	20 years