Form 10-Q
period 2026-03-31
InvenTrust Properties Corp.
filed 2026-04-28
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of April 24, 2026, there were 77,935,857 shares of the registrant's common stock outstanding.

INVENTRUST PROPERTIES CORP.

Quarterly Report on Form 10-Q
For the quarterly period ended March 31, 2026
Table of Contents

-i-

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	As of
	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Investment properties
Land	$719,744	$702,147
Building and other improvements	2,390,215	2,295,852
Construction in progress	7,599	7,473
Total	3,117,558	3,005,472
Less accumulated depreciation	(547,018)	(525,830)
Net investment properties	2,570,540	2,479,642
Cash, cash equivalents, and restricted cash	34,395	40,518
Intangible assets, net	202,691	193,963
Accounts and rents receivable	36,518	37,471
Deferred costs and other assets, net	41,334	37,053
Total assets	$2,885,478	$2,788,647

Liabilities
Debt, net	$952,218	$825,881
Accounts payable and accrued expenses	29,190	48,291
Distributions payable	19,484	18,450
Intangible liabilities, net	73,915	68,475
Other liabilities	32,589	33,288
Total liabilities	1,107,396	994,385
Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 146,000,000 shares authorized, 77,935,857 shares issued and outstanding as of March 31, 2026 and 77,691,533 shares issued and outstanding as of December 31, 2025	78	78
Additional paid-in capital	5,733,540	5,736,652
Distributions in excess of accumulated net income	(3,961,529)	(3,947,229)
Accumulated comprehensive income	5,993	4,761
Total stockholders' equity	1,778,082	1,794,262
Total liabilities and stockholders' equity	$2,885,478	$2,788,647
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share amounts)

	Three months ended March 31
	2026	2025
Income
Lease income, net	$82,110	$73,389
Other property income	471	382
Total income	82,581	73,771

Operating expenses
Depreciation and amortization	36,385	30,614
Property operating	12,021	10,747
Real estate taxes	9,902	9,356
General and administrative	9,319	8,547
Total operating expenses	67,627	59,264

Other (expense) income
Interest expense, net	(10,085)	(8,322)
Other income and expense, net	315	607
Total other (expense) income, net	(9,770)	(7,715)

Net income	$5,184	$6,792

Weighted-average common shares outstanding - basic	77,933,973	77,563,971
Weighted-average common shares outstanding - diluted	78,415,161	78,160,787

Net income per common share - basic	$0.07	$0.09
Net income per common share - diluted	$0.07	$0.09

Comprehensive income
Net income	$5,184	$6,792
Unrealized gain (loss) on derivatives, net	2,838	(1,586)
Reclassification to net income	(1,606)	(2,242)
Comprehensive income	$6,416	$2,964

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income	Total

Beginning balance, January 1, 2026	77,691,533	$78	$5,736,652	$(3,947,229)	$4,761	$1,794,262
Net income	—	—	—	5,184	—	5,184
Unrealized gain on derivatives	—	—	—	—	2,838	2,838
Reclassification to interest expense, net	—	—	—	—	(1,606)	(1,606)
Distributions declared ($0.2500 per common share)	—	—	—	(19,484)	—	(19,484)
Stock-based compensation, net	244,324	—	(3,112)	—	—	(3,112)
Ending balance, March 31, 2026	77,935,857	$78	$5,733,540	$(3,961,529)	$5,993	$1,778,082

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income	Total

Beginning balance, January 1, 2025	77,450,794	$77	$5,730,367	$(3,984,865)	$14,426	$1,760,005
Net income	—	—	—	6,792	—	6,792
Unrealized loss on derivatives	—	—	—	—	(1,586)	(1,586)
Reclassification to interest expense, net	—	—	—	—	(2,242)	(2,242)
Distributions declared ($0.2377 per common share)	—	—	—	(18,438)	—	(18,438)
Stock-based compensation, net	116,970	1	274	—	—	275
Ending balance, March 31, 2025	77,567,764	$78	$5,730,641	$(3,996,511)	$10,598	$1,744,806

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended March 31
	2026	2025
Cash flows from operating activities:
Net income	$5,184	$6,792
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	36,385	30,614
Amortization of market-lease intangibles and inducements, net	(2,258)	(895)
Amortization of debt discounts and financing costs	832	683
Accretion of finance lease liability	51	—
Straight-line rent adjustments, net	(1,178)	(894)
Provision for (reversal of) estimated credit losses	217	(33)
Stock-based compensation, net	2,801	2,766
Changes in operating assets and liabilities:
Accounts and rents receivable	1,914	3,260
Deferred costs and other assets, net	(3,776)	(4,852)
Accounts payable and accrued expenses	(19,260)	(17,780)
Other liabilities	(713)	520
Net cash provided by operating activities	20,199	20,181
Cash flows from investing activities:
Purchase of investment properties	(122,247)	—
Capital investments and leasing costs	(6,087)	(7,373)
Other investing activities, net	79	272
Net cash used in investing activities	(128,255)	(7,101)
Cash flows from financing activities:
Payment of tax withholdings for stock-based compensation	(5,570)	(2,420)
Proceeds from sale of common stock under ESPP	187	210
Payment of common stock offering costs	(40)	—
Distributions to stockholders	(18,450)	(17,512)
Proceeds from line of credit	126,000	—
Payment of mortgage principal	(194)	—
Net cash provided by (used in) financing activities	101,933	(19,722)
Net decrease in cash, cash equivalents, and restricted cash	(6,123)	(6,642)
Cash, cash equivalents, and restricted cash at the beginning of the period	40,518	91,221
Cash, cash equivalents, and restricted cash at the end of the period	$34,395	$84,579

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended March 31
	2026	2025
Supplemental disclosure and schedules:
Cash flow disclosure, including non-cash activities:
Cash paid for interest, net of capitalized interest	$11,925	$10,892
Cash paid for income taxes, net of refunds	—	3
Distributions payable to stockholders	19,484	18,438
Accrued capital investments and leasing costs	2,947	4,950
Capitalized costs placed in service	2,336	7,248
Gross issuance of shares for stock-based compensation	13,099	5,895

Reconciliation to gross acquisition price:
Purchase of investment properties	$122,247	$—
Capitalized acquisition costs	(739)	—
Closing credits	750	—
Prorations and other changes in cash outflow, net	723	—
Gross acquisition price of investment properties	$122,981	$—
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.
Notes to Condensed Consolidated Financial Statements
March 31, 2026 and 2025
(Unaudited)
The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of these interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (this "Quarterly Report") should refer to the audited consolidated financial statements of InvenTrust Properties Corp. (the "Company" or "InvenTrust") as of and for the year ended December 31, 2025, which are included in the Company's Annual Report on Form 10-K (the "Annual Report") as certain note disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary (consisting of normal recurring accruals, except as otherwise noted) for a fair presentation have been included in these condensed consolidated financial statements. Unless otherwise noted, all square feet and dollar amounts are stated in thousands, except share, per share and per square foot data. Number of properties and square feet are unaudited.

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
The Company has a single reportable segment, multi-tenant retail, for disclosure purposes in accordance with GAAP. The following table summarizes the Company's retail portfolio as of March 31, 2026 and 2025:

	As of March 31
	2026	2025
No. of properties	75	68
Gross Leasable Area (square feet)	11,983	10,972

2. Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, judgments, and assumptions are required in a number of areas, including, but not limited to, evaluating the impairment of long-lived assets, allocating the purchase price of acquired retail properties, determining the fair value of debt, and evaluating the collectability of accounts receivable. The Company bases these estimates, judgments, and assumptions on historical experience and various other factors that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates.
Recently Issued Accounting Pronouncements Not Yet Adopted
The following table summarizes recently issued accounting pronouncements and the potential impact on the Company:

Standard	Description	Effective date	Effect on the financial statements or other significant matters
ASU No. 2024-03 Disaggregation of Income Statement Expenses (Subtopic 220-40) and related updates	The Accounting Standards Update ("ASU") is intended to improve financial reporting by requiring more granular disclosures about an entity’s expenses so investors can better understand performance, prospects for future cash flows and comparability over time.

The primary goal is to improve the decision-usefulness of expense information through disaggregation of relevant expense captions in the notes to the financial statements.	Annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.	The Company continues to evaluate this guidance and expects the impact to be limited to incremental disclosure.

The Company does not expect the standard to have an impact on the Company's financial position, results of operations, or cash flows.

ASU No. 2025-11 Interim Reporting (Topic 270) and related updates	The ASU is intended to improve the navigability of the interim guidance by clarifying when it applies and creating a comprehensive list of required interim disclosures.

The ASU incorporates an interim disclosure principle requiring entities to disclose material events and changes that occur after the end of the most recent annual reporting period.	Interim reporting periods within annual reporting periods beginning after December 15, 2027.	The ASU states that U.S. Securities and Exchange Commission ("SEC") registrants should refer to the relevant form and content requirements under Reg S-X, Rule 10-01 and Reg S-X, Rule 8-03.

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

3. Revenue Recognition
Operating Leases
Minimum lease payments to be received under long-term operating leases and short-term specialty leases, excluding additional percentage rent based on tenants' sales volume and tenant reimbursements of certain operating expenses, and assuming no exercise of renewal options or early termination rights, are as follows:

As of March 31, 2026
Remaining 2026	$178,505
2027	219,523
2028	192,257
2029	161,480
2030	132,869
Thereafter	478,908
Total	$1,363,542
The foregoing table includes payments from tenants who have taken possession of their space and tenants who have been moved to the cash basis of accounting for revenue recognition purposes. The remaining lease terms range from less than one year to fifty-five years.
The following table presents the disaggregation of lease income, net:

	Three months ended March 31
	2026	2025
Minimum base rent	$51,451	$47,066
Real estate tax recoveries	9,204	8,599
Common area maintenance, insurance, and other recoveries	10,338	9,399
Ground rent income	5,805	5,076
Amortization of market-lease intangibles and inducements, net	2,258	895
Short-term and other lease income	1,291	1,417
Termination fee income	802	10
Straight-line rent adjustments, net	1,178	894
(Provision for) reversal of estimated credit losses	(217)	33
Lease income, net	$82,110	$73,389

4. Acquired Properties
There were no properties acquired during the three months ended March 31, 2025. The following table reflects the retail properties acquired during the three months ended March 31, 2026:

Month Acquired	Property	Market	Square Feet	Gross Acquisition Price
Feb-26	Marketplace at Hudson Station	Phoenix, AZ	60	$31,250
Feb-26	Nashville West	Nashville, TN	324	88,000
Mar-26	The Centre on Hugh Howell - Outparcel (a)	Atlanta, GA	7	3,731
			391	$122,981
(a)The Company acquired a single-tenant outparcel adjacent to this retail property. The assets, liabilities, and operations of the outparcel acquired are combined for presentation purposes with the retail property already owned by the Company.
The following table presents the Company's purchase price allocations of retail properties acquired, accounted for as asset acquisitions, during the three months ended March 31, 2026:

	2026 Acquisitions
	Amount	Weighted Average Useful Life (in Years)
Land	$17,597	N/A
Building, roofs, and site improvements	93,167	28.4
In-place lease intangibles	19,792	7.0
Above-market lease intangibles	569	10.2
Below-market lease intangibles	(8,155)	11.5
Net assets acquired	122,970
Capitalized acquisition costs	(739)
Closing credits	750
Gross acquisition price	$122,981

5. Disposed Properties
There were no properties disposed of during the three months ended March 31, 2026 and 2025.

6. Debt
The Company's debt consists of mortgages payable, unsecured term loans, senior notes, an unsecured revolving line of credit, and a finance lease liability. The Company believes it has the ability to repay, refinance, or extend any of its debt, and that it has adequate sources of funds to meet short-term cash needs. It is anticipated that the Company will use cash on hand, available capacity on credit agreements, if any, and proceeds from property sales, to repay, refinance or extend the mortgages payable maturing in the near term.
The Company's credit agreements and mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions, and distribution limitations. As of March 31, 2026 and December 31, 2025, the Company was in compliance with all loan covenants.
Credit Agreements
The Company has a $500.0 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility is scheduled to mature on January 15, 2029, with one 6-month extension option. On August 25, 2025, the Company entered into an amendment to the Revolving Credit Facility, which modified the applicable interest rate thereunder by removing the credit spread adjustment to SOFR, in addition to other modifications. As of March 31, 2026, the Company had available liquidity of $319.0 million under the Revolving Credit Facility.
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
Finance Lease Liability
On June 10, 2025, in connection with its acquisition of West Ashley Station, the Company assumed a ground lease and recognized a related finance lease liability of $10,973. As of March 31, 2026, the balance of the finance lease liability was $11,133. See "Note 11. Commitments and Contingencies".

The following table summarizes the Company's debt as of March 31, 2026 and December 31, 2025:

			As of March 31, 2026		As of December 31, 2025
	Maturity	Rate Type	Interest Rate	Amount	Interest Rate	Amount
Mortgages Payable
Total mortgages payable	Various	Fixed	4.28% (a)	$117,412	4.28% (a)	$117,605

Term Loan
$200.0 million 5 year	Aug-30	Fixed	2.66% (b)	100,000	2.66% (b)	100,000
$200.0 million 5 year	Aug-30	Fixed	2.66% (b)	100,000	2.66% (b)	100,000
$200.0 million 5.5 year	Feb-31	Fixed	2.63% (c)	50,000	2.63% (c)	50,000
$200.0 million 5.5 year	Feb-31	Fixed	2.69% (c)	50,000	2.69% (c)	50,000
$200.0 million 5.5 year	Feb-31	Fixed	4.84% (c)	100,000	4.84% (c)	100,000
Total				400,000		400,000

Senior Notes
$150.0 million Series A Notes	Aug-29	Fixed	5.07%	150,000	5.07%	150,000
$100.0 million Series B Notes	Aug-32	Fixed	5.20%	100,000	5.20%	100,000
Total				250,000		250,000

Revolving Line of Credit
$500.0 million total capacity	Jan-29	Variable	1M SOFR + 1.05% (d)(e)	181,000	1M SOFR + 1.05% (d)(e)	55,000

Total secured and unsecured debt			4.13%	948,412	4.04%	822,605

Finance Lease Liability
West Ashley Station Ground Lease	Jan-92	N/A	N/A	11,133	N/A	11,082

Debt discounts and financing costs, net				(7,327)		(7,806)
Debt, net				$952,218		$825,881
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
(d)As of March 31, 2026 and December 31, 2025, 1-Month Term SOFR was 3.66% and 3.69%, respectively.
(e)Interest rate applies to drawn balance only. An additional annual facility fee of 0.15% applies to entire line of credit capacity.

The following table summarizes the scheduled payments and maturities of the Company's debt as of March 31, 2026:

Scheduled maturities by year:	Mortgage Payments	Mortgage Maturities	Term Loan & Senior Notes	Revolving Line of Credit	Total
Remaining 2026	$580	$—	$—	$—	$580
2027	810	26,000	—	—	26,810
2028	495	21,321	—	—	21,816
2029	449	61,750	150,000	181,000	393,199
2030	154	5,853	200,000	—	206,007
Thereafter	—	—	300,000	—	300,000
Total	$2,488	$114,924	$650,000	$181,000	$948,412
Finance lease liability					11,133
Debt discounts and financing costs, net					(7,327)
Total Debt, net					$952,218

7. Fair Value Measurements
Recurring Measurements
The following table summarizes the financial instruments remeasured at fair value on a recurring basis:

	Fair Value Measurements as of
	March 31, 2026			December 31, 2025
Cash Flow Hedges: (a) (b)	Level 1	Level 2 (c)	Level 3	Level 1	Level 2 (c)	Level 3
Derivative interest rate swap assets	—	$6,041	—	—	$5,196	—
Derivative interest rate swap liabilities	$—	$(48)	$—	$—	$(435)	$—
(a)During the twelve months subsequent to March 31, 2026, an estimated $4,351 of derivative interest rate balances recognized in accumulated comprehensive income will be reclassified into earnings.
(b)As of March 31, 2026 and December 31, 2025, the Company determined that the credit valuation adjustments associated with nonperformance risk are not significant to the overall valuation of its derivatives. As a result, the Company's derivative valuations in their entirety are classified as Level 2 of the fair value hierarchy.
(c)Derivative assets or liabilities are recognized as a part of deferred costs and other assets, net or other liabilities, respectively.

Nonrecurring Measurements
Investment Properties
During the three months ended March 31, 2026 and 2025 the Company had no Level 3 nonrecurring fair value measurements.
Financial Instruments Not Measured at Fair Value
The following table summarizes the estimated fair value of financial instruments presented at carrying values in the Company's condensed consolidated financial statements as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
	Carrying Value	Estimated Fair Value	Market Interest Rate	Carrying Value	Estimated Fair Value	Market Interest Rate
Mortgages Payable	$117,412	$112,294	6.05%	$117,605	$111,945	6.09%
Senior Notes	250,000	246,244	5.47%	250,000	248,320	5.24%
Term Loan	400,000	399,642	4.74%	400,000	398,701	4.64%
Revolving Credit Facility	181,000	181,086	4.57%	55,000	54,957	4.37%
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
The following table reconciles the amounts used in calculating basic and diluted EPS:

	Three months ended March 31
	2026	2025
Numerator:
Net income attributed to common shares - basic and diluted	$5,184	$6,792

Denominator:
Weighted average common shares outstanding - basic	77,933,973	77,563,971
Dilutive effect of unvested restricted shares	481,188	596,816
Weighted average common shares outstanding - diluted	78,415,161	78,160,787

Basic and diluted earnings per common share:
Net income per common share - basic	$0.07	$0.09
Net income per common share - diluted	$0.07	$0.09
ATM Program
The Company maintains an at-the-market equity offering program (the "ATM Program") through which the Company may sell from time to time up to an aggregate of $250.0 million of its common stock. In connection with the ATM Program, the Company may sell shares of its common stock to or through sales agents, or may enter into separate forward sale agreements with one of the agents, or one of their respective affiliates, as a forward purchaser. During the three months ended March 31, 2026 and 2025, no shares were issued under the ATM Program. As of March 31, 2026, $236.7 million of common stock remains available for issuance under the ATM Program.
Share Repurchase Program
The Company maintains a share repurchase program (the "SRP") of up to $150.0 million of the Company's outstanding shares of common stock. The SRP may be suspended or discontinued at any time, and does not obligate the Company to repurchase any dollar amount or particular amount of shares. As of March 31, 2026, the Company has not repurchased any common stock under the SRP.

9. Stock-Based Compensation
Incentive Award Plan
The Company grants equity awards under the InvenTrust Properties Corp. 2015 Incentive Award Plan (as amended, the "Incentive Award Plan"). The aggregate number of shares of common stock that may be issued pursuant to awards granted under the Incentive Award Plan (the "Share Limit") is 5,750,000 shares. Any forfeited awards or unearned performance shares subject to an award are added back to the Share Limit.
As of March 31, 2026, outstanding restricted stock unit ("RSU") awards were categorized as either time-based awards or market-based awards, each with tandem dividend equivalents. As of March 31, 2026, 2,016,115 shares were available for future issuance under the Incentive Award Plan, as amended by the Amendments.
Market-based awards are valued as of the grant date utilizing a Monte Carlo simulation model that assesses the probability of satisfying certain market performance thresholds over a three year performance period.
The following table summarizes the Company's significant assumptions used in the Monte Carlo simulation models:

	At Grant Date
	2026	2025
Volatility	21.00%	27.00%
Risk free interest rate	3.53%	4.35%
Dividend Yield	3.40%	3.30%

The following table summarizes the Company's RSU activity under the Incentive Award Plan during the three months ended March 31, 2026:

	Unvested Time- Based RSUs	Unvested Performance and Market-Based RSUs	Weighted-Average Grant Date Price Per Share
Outstanding as of January 1, 2026	195,236	1,128,760	$19.12
Shares granted	149,660	363,670	$21.69
Shares vested	—	(416,550)	$16.53
Unearned performance shares	—	(14,640)	$16.53
Outstanding as of March 31, 2026	344,896	1,061,240	$20.86
Employee Stock Purchase Plan
Employees may purchase up to an aggregate of 3,300,000 shares of the Company's common stock under the InvenTrust Properties Corp. 2023 Employee Stock Purchase Plan (the "ESPP"), of which 3,242,092 shares remain available for future issuance as of March 31, 2026.
The following table summarizes the Company's common stock activity under the ESPP:

	Three months ended March 31
	2026	2025
Gross shares purchased	8,064	10,412
Weighted average discounted issuance price	$23.18	$20.14
Issuance proceeds	$187	$210
Stock-Based Compensation Expense
The following table summarizes the Company's stock-based compensation expense:

	Three months ended March 31
	2026	2025
Incentive Award Plan, net (a)	$2,771	$2,728
Employee Stock Purchase Plan (b)	30	38
Stock-based compensation, net	$2,801	$2,766
(a)As of March 31, 2026, there was $19,939 of estimated unrecognized compensation expense to be recognized through December 2029.
(b)As of March 31, 2026, there was $151 of estimated unrecognized compensation expense to be recognized through December 2027.

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
Retail properties generally require capital investments, including value-enhancing development and redevelopment projects and leasing commissions. During the three months ended March 31, 2026 and 2025, the Company paid $6,087 and $7,373 of capital investments and leasing costs, respectively. As of March 31, 2026 and 2025, total accrued capital investments and leasing costs were $2,947 and $4,950, respectively.
The measure of segment assets regularly reviewed by the CODM is reported on the consolidated balance sheets as Total assets. No single tenant comprises 10% or more of the Company's Lease income, net for any periods presented.
Net Operating Income
The following table reconciles net income, the most directly comparable GAAP measure, to NOI:

	Three months ended March 31
	2026	2025
Net income	$5,184	$6,792
Adjustments to reconcile to NOI:
Other income and expense, net	(315)	(607)
Interest expense, net	10,085	8,322
Depreciation and amortization	36,385	30,614
General and administrative	9,319	8,547
Adjustments to NOI (a)	(4,238)	(1,799)
NOI	$56,420	$51,869
(a)Adjustments to NOI include lease termination income and expense and GAAP Rent Adjustments.

Significant Expenses
The following table presents the disaggregation of property operating expenses:

	Three months ended March 31
	2026	2025
Repairs and maintenance	$4,148	$3,375
Payroll, benefits, and office	2,862	2,755
Utilities and waste removal	2,702	2,462
Property insurance	1,333	1,330
Security, legal, and other	976	825
Property operating expenses	$12,021	$10,747

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
The following table summarizes the activity in the liability for unpaid losses and loss adjustment expenses:

	Three months ended March 31
	2026	2025
Balance at the beginning of the period	$300	$820
Incurred related to:
Current year	10	75
Prior years	29	—
Total incurred	39	75
Paid related to:
Current year	—	—
Prior years	(29)	(420)
Total paid	(29)	(420)
Balance at the end of the period	$310	$475
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

The following table summarizes the Company's operating and finance leases as of March 31, 2026 and December 31, 2025:

		As of
	Balance Sheet Caption	March 31, 2026	December 31, 2025
Operating lease ROU assets	Deferred costs and other assets, net	$2,683	$2,683
Operating lease ROU accumulated amortization	Deferred costs and other assets, net	$(1,223)	$(1,144)
Operating lease liabilities	Other liabilities	$(2,027)	$(2,129)

Finance lease ROU asset	Building and other improvements	$8,965	$8,965
Finance lease ROU accumulated amortization	Accumulated depreciation	$(109)	$(75)
Finance lease liability	Debt, net	$(11,133)	$(11,082)

Weighted-average remaining lease term - Operating leases		4.3 years	4.5 years
Weighted-average remaining lease term - Finance lease		65.9 years	66.1 years
Weighted-average discount rate - Operating leases		4.48%	4.48%
Weighted-average discount rate - Finance lease		6.80%	6.80%
The following table summarizes the Company's lease costs for the three months ended March 31, 2026 and 2025:

	Statement of Operations Expense Caption	Three months ended March 31
		2026	2025
Operating lease costs:
Minimum lease cost	General and administrative	$108	$108
Variable lease cost	General and administrative	$71	$89
Finance lease costs:
Amortization of ROU asset	Depreciation and amortization	$34	$—
Interest on lease liability	Interest expense, net	$188	$—
Variable lease cost	Property operating	$38	$—

The following table summarizes the Company's future minimum lease obligations as of March 31, 2026:

	Future Minimum Lease Payments
Scheduled minimum payments by year:	Operating Leases	Finance Lease
Remaining 2026	$391	$413
2027	529	578
2028	522	605
2029	493	605
2030	293	605
Thereafter	—	71,211
Total expected minimum lease obligation	2,228	74,017
Less: Amount representing interest (a)	(201)	(62,884)
Present value of net minimum lease payments	$2,027	$11,133
(a)Interest includes the amount necessary to reduce the total expected minimum lease obligations to present value calculated at the Company's IBR.

12. Subsequent Events
In preparing its condensed consolidated financial statements, the Company evaluated events and transactions occurring after March 31, 2026 through the date the financial statements were issued for recognition and disclosure purposes.
On April 16, 2026, the Company entered into a note purchase agreement with the various purchasers named therein providing for the private placement of $250 million aggregate principal amount of senior notes of which (i) $50 million are designated as 5.09% Series A senior notes due June 29, 2029, (ii) $100 million are designated as 5.32% Series B senior notes due June 29, 2031, and (iii) $100 million are designated as 5.60% Series C senior notes due June 29, 2033 (collectively, the "2026 Notes"). Combined, the 2026 Notes are expected to have a weighted average tenor of approximately 5.4 years and a weighted average fixed interest rate of 5.44%.
The 2026 Notes will be required to be absolutely and unconditionally guaranteed by certain subsidiaries of the Company that guarantee certain primary credit facilities of the Company (if any), although no subsidiary guarantees of the 2026 Notes are currently expected at the time of issuance. The 2026 Notes are expected to be issued on June 29, 2026, subject to customary closing conditions. Upon issuance, the 2026 Notes are expected to pay interest semiannually on June 29th and December 29th until their respective maturities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (this "Quarterly Report"), other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). These statements include statements about InvenTrust Properties Corp.'s (the "Company", "InvenTrust", "we", "our", or "us") plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events; and involve known and unknown risks that are difficult to predict.
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
There are a number of risks, uncertainties and other important factors, many of which are beyond our control, that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties, and factors set forth in our filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2025 (the "Annual Report"), and as updated in this Quarterly Report and other quarterly and current reports, which are on file with the SEC and are available at the SEC's website (www.sec.gov).
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
Macroeconomic Trends
Our business, and the business and operations of our tenants, depend on the overall state of the economy, and we and they could be negatively impacted by slower economic growth and the potential for a recession. Although certain indicators suggest that inflation has moderated, the economic outlook remains uncertain due to ongoing geopolitical tensions, evolving global trade policies and tariff actions, and continued supply chain disruptions. These factors, along with volatility in energy prices and interest rates, may contribute to broader economic uncertainty and could adversely impact our tenants' operations. Additionally, other challenging macroeconomic conditions, and the resulting impact on the economy and consumer spending, could negatively impact our business and that of our tenants.
Evaluation of Operating Performance and Financial Condition
In addition to measures of operating performance determined in accordance with U.S. generally accepted accounting principles ("GAAP"), management evaluates our operating performance and financial condition by focusing on the following non-GAAP financial measures and operating metrics, discussed in further detail herein:

Non-GAAP Financial Measures	Operating Metrics
•Net Operating Income ("NOI") and Same Property NOI
•Nareit Funds From Operations ("Nareit FFO") Applicable to Common Shares and Dilutive Securities
•Core Funds From Operations ("Core FFO") Applicable to Common Shares and Dilutive Securities
•Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA")
•Adjusted EBITDA

•Economic and leased occupancy and rental rates
•Leasing activity and lease rollover
•Operating expense levels and trends
•General and administrative expense levels and trends
•Debt maturities and leverage ratios
•Liquidity levels.

Recent Developments
Acquisitions
On February 13, 2026, the Company acquired Marketplace at Hudson Station, a 60,000 square foot neighborhood center shadow-anchored by Fry's Marketplace in the Phoenix, Arizona market, for a gross acquisition price of $31.25 million. The Company used available liquidity to fund the acquisition.
On February 20, 2026, the Company acquired Nashville West, a 324,000 square foot power center shadow-anchored by Target, Costco, and Publix in Nashville, Tennessee, for a gross acquisition price of $88.0 million. The Company used available liquidity to fund the acquisition.
On March 12, 2026, the Company acquired a 7,000 square foot single-tenant outparcel adjacent to its neighborhood center, The Centre on Hugh Howell, in the Atlanta, Georgia market, for a gross acquisition price of $3.7 million. The Company used available liquidity to fund the acquisition.
Our Retail Portfolio
The following table summarizes our retail portfolio as of March 31, 2026 and 2025:

	As of March 31
	2026	2025
No. of properties	75	68
GLA (square feet)	11,983	10,972
Economic occupancy (a)	95.1%	95.4%
Leased occupancy (b)	96.4%	97.3%
ABR PSF (c)	$20.63	$20.21
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
Summary by Same Property
Properties classified as same property were owned for the entirety of both periods presented ("Same Properties"). The following table summarizes the Same Properties of our retail portfolio for the three months ended March 31, 2026 and 2025.

	Three months ended March 31
	2026	2025
No. of properties	63	63
GLA (square feet)	10,236	10,225
Economic occupancy	95.0%	95.3%
Leased occupancy	96.2%	97.3%
ABR PSF	$20.41	$19.97
Lease Expirations
Our retail business is neither highly dependent on specific retailers nor subject to lease rollover concentration. We believe this minimizes risk to our retail portfolio from significant revenue variances over time.

Results of Operations
Comparison of results for the three months ended March 31, 2026 and 2025
We generate substantially all of our earnings from property operations. Since January 1, 2025, we have acquired twelve retail properties and disposed of five retail properties.
The following table presents the comparative results of our income.

	Three months ended March 31
	2026	2025	Increase
Income
Lease income, net	$82,110	$73,389	$8,721
Other property income	471	382	89
Total income	$82,581	$73,771	$8,810
Lease income, net, for the three months ended March 31, 2026 increased $8.7 million when compared to the same period in 2025, as a result of increases from properties acquired of $12.3 million, decreases from properties disposed of $6.1 million, and the following activity related to our Same Properties:
•$1.3 million of increased minimum base and ground rent,
•$0.5 million of increased common area maintenance and real estate tax recoveries,
•$0.4 million of increased lease termination income,
•$0.3 million of increased amortization of below-market lease intangibles, and
•$0.2 million of net increases in all other lease income, partially offset by:
•$0.2 million of increased credit losses net of related reversals.
The following table presents the comparative results of our operating expenses.

	Three months ended March 31
	2026	2025	Increase
Operating expenses
Depreciation and amortization	$36,385	$30,614	$5,771
Property operating	12,021	10,747	1,274
Real estate taxes	9,902	9,356	546
General and administrative	9,319	8,547	772
Total operating expenses	$67,627	$59,264	$8,363
Depreciation and amortization for the three months ended March 31, 2026 increased $5.8 million when compared to the same period in 2025, as a result of:
•$8.6 million of increases from properties acquired, partially offset by:
•$1.7 million of decreases from properties disposed, and
•$1.1 million of net decreases from our Same Properties.
Property operating expenses for the three months ended March 31, 2026 increased $1.3 million when compared to the same period in 2025, as a result of:
•$2.1 million of increases from properties acquired, and
•$0.5 million of net increases from our Same Properties, partially offset by:
•$1.3 million of decreases from properties disposed.

Real estate taxes for the three months ended March 31, 2026 increased $0.5 million when compared to the same period in 2025, as a result of:
•$1.0 million of increases from properties acquired, and
•$0.2 million of net increases from our Same Properties, partially offset by:
•$0.7 million of decreases from properties disposed.
General and administrative expenses for the three months ended March 31, 2026 increased $0.8 million when compared to the same period in 2025, as a result of $0.6 million of increased compensation costs and $0.2 million of increased other costs.
The following table presents the comparative results of our other income and expenses.

	Three months ended March 31
	2026	2025	Change
Other (expense) income
Interest expense, net	$(10,085)	$(8,322)	$(1,763)
Other income and expense, net	315	607	(292)
Total other (expense) income, net	$(9,770)	$(7,715)	$(2,055)
Interest expense, net, for the three months ended March 31, 2026 increased $1.8 million when compared to the same period in 2025, primarily as a result of:
•increased interest expense of $1.4 million from borrowings outstanding on our Revolving Credit Facility during the three months ended March 31, 2026,
•increased interest expense of $0.7 million from an aggregate of $60.5 million of mortgages assumed since April 1, 2025, and
•increased amortization of debt discounts and financing costs of $0.1 million, partially offset by:
•decreased interest expense of $0.4 million from aggregate mortgage payoffs of $35.9 million since April 1, 2025.
Other income and expense, net, decreased $0.3 million during the three months ended March 31, 2026, primarily as a result of decreased interest income.

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
Reconciliation of Net Income to Non-GAAP Measures
The following table reconciles net income, the most directly comparable GAAP measure, to NOI and Same Property NOI:

	Three months ended March 31
	2026	2025
Net income	$5,184	$6,792
Adjustments to reconcile to non-GAAP metrics:
Other income and expense, net	(315)	(607)
Interest expense, net	10,085	8,322
Depreciation and amortization	36,385	30,614
General and administrative	9,319	8,547
Adjustments to NOI (a)	(4,238)	(1,799)
NOI	56,420	51,869
NOI from other investment properties	(7,732)	(4,410)
Same Property NOI	$48,688	$47,459
(a)Adjustments to NOI include lease termination income and expense and GAAP Rent Adjustments.

Comparison of the components of Same Property NOI
A total of 63 retail properties met our Same Property criteria for the three months ended March 31, 2026 and 2025.
The following table presents the changes in Same Property NOI for the three months ended March 31, 2026 and 2025:

	Three months ended March 31
	2026	2025	Change	Variance
Minimum base rent	$44,349	$43,183	$1,166	2.7%
Real estate tax recoveries	8,209	7,912	297	3.8%
Common area maintenance, insurance, and other recoveries	8,798	8,646	152	1.8%
Ground rent income	4,872	4,760	112	2.4%
Short-term and other lease income	1,328	1,174	154	13.1%
(Provision for) reversal of estimated credit losses	(156)	32	(188)	(587.5)%
Other property income	427	348	79	22.7%
Total income	67,827	66,055	1,772	2.7%
Property operating	10,282	9,981	301	3.0%
Real estate taxes	8,857	8,615	242	2.8%
Total operating expenses	19,139	18,596	543	2.9%
Same Property NOI	$48,688	$47,459	$1,229	2.6%
Same Property NOI increased by $1.2 million, or 2.6%, when comparing the three months ended March 31, 2026 to the same period in 2025, and was primarily a result of increased ABR PSF from fixed annual rent escalations, favorable lease spreads, and leases with advantageous fixed recovery terms.

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
See our Annual Report for expanded descriptions of Nareit FFO and Core FFO.
The following table reconciles net income, the most directly comparable GAAP measure, to Nareit FFO Applicable to Common Shares and Dilutive Securities and Core FFO Applicable to Common Shares and Dilutive Securities:

	Three months ended March 31
	2026	2025
Net income	$5,184	$6,792
Depreciation and amortization of real estate assets	36,111	30,366
Nareit FFO Applicable to Common Shares and Dilutive Securities	41,295	37,158
Amortization of market lease intangibles and inducements, net	(2,258)	(895)
Straight-line rent adjustments, net	(1,178)	(894)
Amortization of debt discounts and financing costs	832	683
Accretion of finance lease liability	51	—
Depreciation and amortization of corporate assets	274	248
Non-operating income and expense, net (a)	(264)	(71)
Core FFO Applicable to Common Shares and Dilutive Securities	$38,752	$36,229

Weighted average common shares outstanding - basic	77,933,973	77,563,971
Dilutive effect of unvested restricted shares (b)	481,188	596,816
Weighted average common shares outstanding - diluted	78,415,161	78,160,787

Net income per diluted share	$0.07	$0.09
Per share adjustments for Nareit FFO	0.46	0.39
Nareit FFO per diluted share	$0.53	$0.48
Per share adjustments for Core FFO	(0.04)	(0.02)
Core FFO per diluted share	$0.49	$0.46
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
Our adjustments to EBITDA to arrive at Adjusted EBITDA include removing the impact of (i) gains (or losses) resulting from dispositions of properties, (ii) impairment charges on depreciable real property, (iii) amortization of market-lease intangibles and inducements, (iv) straight-line rent adjustments, (v) gains (or losses) resulting from debt transactions, and (vi) other non-operating revenue and expense items which, in our judgment, are not pertinent to measuring ongoing operating performance.
The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA:

	Three months ended March 31
	2026	2025
Net income	$5,184	$6,792
Interest expense, net	10,085	8,322
Income tax expense	147	136
Depreciation and amortization	36,385	30,614
EBITDA	51,801	45,864
Amortization of market-lease intangibles and inducements, net	(2,258)	(895)
Straight-line rent adjustments, net	(1,178)	(894)
Non-operating income and expense, net (a)	(264)	(71)
Adjusted EBITDA	$48,101	$44,004
(a)Reflects items which are not pertinent to measuring ongoing operating performance, such as miscellaneous and settlement income.

Liquidity and Capital Resources
Capital Investments and Leasing Costs
Retail properties generally require capital investments, including value-enhancing development and redevelopment projects and leasing costs.
The following table summarizes the cash paid for capital investments and leasing costs:

	Three months ended March 31
	2026	2025
Tenant improvements	$548	$887
Leasing costs	577	809
Property improvements	1,619	3,212
Capitalized indirect costs (a)	334	428
Total capital expenditures and leasing costs	3,078	5,336
Development and redevelopment direct costs	2,642	1,794
Development and redevelopment indirect costs (a)	367	243
Capital investments and leasing costs (b)	$6,087	$7,373
(a)Indirect costs include capitalized interest, real estate taxes, insurance, and payroll costs.
(b)As of March 31, 2026 and 2025, total accrued capital investments and leasing costs were $2,947 and $4,950, respectively.

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

We maintain an at-the-market equity offering program (the "ATM Program") pursuant to which we may sell shares of our common stock up to an aggregate purchase price of $250.0 million. In connection with the ATM Program, we may sell shares of our common stock to or through sales agents, or may enter into separate forward sale agreements with one of the agents, or one of their respective affiliates, as a forward purchaser. During the three months ended March 31, 2026, no shares were issued under the ATM Program. As of March 31, 2026, $236.7 million of common stock remains available for issuance under the ATM Program.
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
Distributions
During the three months ended March 31, 2026, we declared distributions to our stockholders totaling $19.5 million and paid cash distributions of $18.5 million. As we execute on our retail strategy and continue to evaluate our business, results of operations and cash flows, our Board will continue to evaluate our distribution on a periodic basis.

Summary of Cash Flows

	Three months ended March 31		Change
	2026	2025
Cash provided by operating activities	$20,199	$20,181	$18
Cash used in investing activities	(128,255)	(7,101)	(121,154)
Cash provided by (used in) financing activities	101,933	(19,722)	121,655
Decrease in cash, cash equivalents, and restricted cash	(6,123)	(6,642)	519
Cash, cash equivalents, and restricted cash at beginning of period	40,518	91,221	(50,703)
Cash, cash equivalents, and restricted cash at end of period	$34,395	$84,579	$(50,184)
Cash provided by operating activities was $20.2 million for each of the three months ended March 31, 2026 and 2025, and was generated primarily from property operations. Operating cash flows remained consistent period over period, as incremental cash flows from our Same Properties and net acquisition activity since January 1, 2025 were offset by timing-related fluctuations in receipts and payments as well as higher interest expense related to borrowings on our Revolving Credit Facility.
Cash used in investing activities of $128.3 million for the three months ended March 31, 2026 was the result of:
•$122.2 million for acquisitions of investment properties and
•$6.1 million for capital investments and leasing costs, and other investing activities.
Cash used in investing activities of $7.1 million for the three months ended March 31, 2025 was the result of:
•$7.4 million for capital investments and leasing costs, partially offset by:
•$0.3 million from other investing activities.
Cash provided by financing activities of $101.9 million for the three months ended March 31, 2026 was the result of:
•$126.0 million from proceeds from the line of credit, and
•$0.2 million in net proceeds from our Employee Stock Purchase Plan (the "ESPP"), partially offset by:
•$18.5 million to pay distributions,
•$5.6 million for payment of tax withholdings on stock-based compensation, and
•$0.2 million for payment of mortgage principal.
Cash used in financing activities of $19.7 million for the three months ended March 31, 2025 was the result of:
•$17.5 million to pay distributions, and
•$2.4 million for the payment of tax withholdings for stock-based compensation, partially offset by:
•$0.2 million in net proceeds from our ESPP.

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
The following table presents our obligations to make future payments under debt and lease agreements as of March 31, 2026, exclusive of debt discounts and financing costs, which are not future cash obligations.

	Payments due by year ending December 31
	2026	2027	2028	2029	2030	Thereafter	Total
Fixed rate debt:
Term Loan and Senior Notes (a)	$—	$—	$—	$150,000	$200,000	$300,000	$650,000
Mortgage maturities	—	26,000	21,321	61,750	5,853	—	114,924
Mortgage payments	580	810	495	449	154	—	2,488
Interest	24,770	36,090	35,115	30,457	20,521	9,754	156,707
Total fixed rate debt	25,350	62,900	56,931	242,656	226,528	309,754	924,119
Variable rate debt:
Revolving Credit Facility	—	—	—	181,000	—	—	181,000
Interest	6,504	8,394	8,226	316	—	—	23,440
Total variable rate debt	6,504	8,394	8,226	181,316	—	—	204,440
Operating leases (b)	391	529	522	493	293	—	2,228
Finance lease (c)	413	578	605	605	605	71,211	74,017
Grand total	$32,658	$72,401	$66,284	$425,070	$227,426	$380,965	$1,204,804
(a)Includes variable rate debt swapped to fixed rates through interest rate swaps.
(b)Includes leases on corporate office spaces.
(c)Includes payments related to the finance lease liability related to the ground lease at West Ashley Station.

Critical Accounting Estimates
Our financial statements are prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, judgments, and assumptions are required in a number of areas, including, but not limited to, allocating the purchase price of acquired retail properties and evaluating the impairment of long-lived assets. The Company bases these estimates, judgments and assumptions on historical experience and various other factors that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates.
There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates described in our "Management’s Discussion and Analysis of Financial Condition and Results of Operations" set forth in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company is subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt. The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows. As of March 31, 2026, the Company's debt included outstanding variable-rate debt of $400.0 million, all of which has been swapped to a fixed rate through the maturity dates.
See our Annual Report for expanded descriptions of the Company's market risk associated with changes in interest rates.
As of March 31, 2026, the Company's interest rate risk was limited to $181.0 million on its revolving credit facility. If market rates of interest on all variable-rate debt as of March 31, 2026 permanently increased or decreased by 1%, the annual increase or decrease in interest expense, future earnings, and future cash flows would be approximately $1.8 million.
The following table summarizes our effective interest rate swaps as of March 31, 2026 and December 31, 2025:

							Fair Value as of
Effective Interest Rate Swaps	Effective Date	Termination Date	InvenTrust Receives	InvenTrust Pays Fixed Rate of	Fixed Rate Achieved (a)	Notional Amount	March 31, 2026	December 31, 2025
5.5 year Term Loan	4/3/23	3/22/27	1-Month SOFR	3.69%	4.84%	$100,000	$(48)	$(435)
5 year Term Loan	12/21/23	9/22/26	1-Month SOFR	1.51%	2.66%	100,000	1,025	1,413
5 year Term Loan	12/21/23	9/22/26	1-Month SOFR	1.51%	2.66%	100,000	1,029	1,418
5.5 year Term Loan	6/21/24	3/22/27	1-Month SOFR	1.54%	2.69%	50,000	1,016	1,082
5.5 year Term Loan	6/21/24	3/22/27	1-Month SOFR	1.48%	2.63%	50,000	1,044	1,118
						$400,000	$4,066	$4,596
(a)Interest rates reflect the Company's current credit spread of 1.15%.

The following table summarizes our forward-starting interest rate swaps as of March 31, 2026 and December 31, 2025:

							Fair Value as of
Forward-Starting Interest Rate Swaps	Effective Date	Termination Date	InvenTrust Receives	InvenTrust Pays Fixed Rate of	Fixed Rate Achieved (a)	Notional Amount	March 31, 2026	December 31, 2025
5 year Term Loan	9/22/26	8/26/30	Daily SOFR	3.35%	4.50%	$100,000	$593	$28
5 year Term Loan	9/22/26	8/26/30	Daily SOFR	3.35%	4.50%	100,000	604	36
5.5 year Term Loan	3/22/27	2/24/31	Daily SOFR	3.42%	4.57%	100,000	373	56
5.5 year Term Loan	3/22/27	2/24/31	Daily SOFR	3.43%	4.58%	100,000	357	45
						$400,000	$1,927	$165
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company's management, including its Principal Executive Officer and Principal Financial Officer, evaluated as of March 31, 2026 the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures, as of March 31, 2026, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes to the Company's internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 1A. Risk Factors
As of March 31, 2026, there have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the quarter ended March 31, 2026, pursuant to the provisions of the applicable plans, certain of the Company's employees surrendered shares of common stock to satisfy tax withholding obligations associated with the vesting of shares of common stock issued under the InvenTrust Properties Corp. 2015 Incentive Award Plan, as amended (the "Incentive Award Plan"), and the purchase of shares of common stock at a discount under the ESPP.
The following table summarizes all share repurchases during the first quarter of 2026:

Period	Total No. of Shares Purchased (a)	Average Price Paid per Share	Total No. of Shares Purchased as Part of Publicly Announced Plans or Programs	Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1 - January 31, 2026	356	$28.81	—	$150,000
February 1 - February 28, 2026	—	$—	—	$150,000
March 1 - March 31, 2026	179,934	$30.90	—	$150,000
(a)Consists of shares of common stock surrendered to the Company to satisfy tax withholding obligations associated with the vesting of restricted stock unit awards under our Incentive Award Plan and the purchase of shares of common stock at a discount under the ESPP.
(b)On February 23, 2022, we established a share repurchase program (the "SRP") of up to $150.0 million of our outstanding shares of common stock. The SRP may be suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or particular amount of shares. As of March 31, 2026, no common stock has been repurchased under the SRP.

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

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2026, filed with the SEC on April 28, 2026, is formatted in Extensible Business Reporting Language ("XBRL"): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed as part of this Quarterly Report on Form 10-Q
** Furnished as part of this Quarterly Report on Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InvenTrust Properties Corp.

Date:	April 28, 2026
By:	/s/ Daniel J. Busch

Name:	Daniel J. Busch
Title:	President and Chief Executive Officer (Principal Executive Officer)

Date:	April 28, 2026
By:	/s/ Michael D. Phillips

Name:	Michael D. Phillips
Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)