Form 10-Q
period 2026-06-30
InvenTrust Properties Corp.
filed 2026-08-03
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of July 31, 2026, there were 77,978,431 shares of the registrant's common stock outstanding.

INVENTRUST PROPERTIES CORP.

Quarterly Report on Form 10-Q
For the quarterly period ended June 30, 2026
Table of Contents

-i-

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	As of
	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Investment properties
Land	$745,227	$702,147
Building and other improvements	2,472,966	2,295,852
Construction in progress	12,417	7,473
Total	3,230,610	3,005,472
Less accumulated depreciation	(570,912)	(525,830)
Net investment properties	2,659,698	2,479,642
Cash, cash equivalents, and restricted cash	74,904	40,518
Intangible assets, net	217,591	193,963
Accounts and rents receivable	39,631	37,471
Deferred costs and other assets, net	42,631	37,053
Total assets	$3,034,455	$2,788,647

Liabilities
Debt, net	$1,094,796	$825,881
Accounts payable and accrued expenses	46,581	48,291
Distributions payable	19,492	18,450
Intangible liabilities, net	75,775	68,475
Other liabilities	32,129	33,288
Total liabilities	1,268,773	994,385
Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 146,000,000 shares authorized, 77,966,461 shares issued and outstanding as of June 30, 2026 and 77,691,533 shares issued and outstanding as of December 31, 2025	78	78
Additional paid-in capital	5,735,928	5,736,652
Distributions in excess of accumulated net income	(3,979,652)	(3,947,229)
Accumulated comprehensive income	9,328	4,761
Total stockholders' equity	1,765,682	1,794,262
Total liabilities and stockholders' equity	$3,034,455	$2,788,647
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share amounts)

	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Income
Lease income, net	$82,343	$73,130	$164,453	$146,519
Other property income	487	421	958	803
Total income	82,830	73,551	165,411	147,322

Operating expenses
Depreciation and amortization	38,660	30,738	75,045	61,352
Property operating	12,653	11,476	24,674	22,223
Real estate taxes	9,907	10,194	19,809	19,550
General and administrative	8,942	8,706	18,261	17,253
Total operating expenses	70,162	61,114	137,789	120,378

Other (expense) income
Interest expense, net	(11,328)	(8,346)	(21,413)	(16,668)
Gain on sale of investment properties	—	90,909	—	90,909
Other income and expense, net	29	942	344	1,549
Total other (expense) income, net	(11,299)	83,505	(21,069)	75,790

Net income	$1,369	$95,942	$6,553	$102,734

Weighted-average common shares outstanding - basic	77,955,027	77,591,538	77,944,558	77,577,831
Weighted-average common shares outstanding - diluted	78,754,271	78,292,422	78,584,774	78,226,681

Net income per common share - basic	$0.02	$1.24	$0.08	$1.32
Net income per common share - diluted	$0.02	$1.23	$0.08	$1.31

Comprehensive income
Net income	$1,369	$95,942	$6,553	$102,734
Unrealized (loss) gain on derivatives, net	(1,483)	(43)	1,355	(1,629)
Reclassification to net income	4,818	(2,293)	3,212	(4,535)
Comprehensive income	$4,704	$93,606	$11,120	$96,570

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income	Total

Beginning balance, January 1, 2026	77,691,533	$78	$5,736,652	$(3,947,229)	$4,761	$1,794,262
Net income	—	—	—	5,184	—	5,184
Unrealized gain on derivatives	—	—	—	—	2,838	2,838
Reclassification to interest expense, net	—	—	—	—	(1,606)	(1,606)
Distributions declared ($0.2500 per common share)	—	—	—	(19,484)	—	(19,484)
Stock-based compensation, net	244,324	—	(3,112)	—	—	(3,112)
Ending balance, March 31, 2026	77,935,857	$78	$5,733,540	$(3,961,529)	$5,993	$1,778,082
Net income	—	—	—	1,369	—	1,369
Unrealized loss on derivatives	—	—	—	—	(1,483)	(1,483)
Reclassification to interest expense, net	—	—	—	—	4,818	4,818
Distributions declared ($0.2500 per common share)		—	—	(19,492)	—	(19,492)
Stock-based compensation, net	30,604	—	2,388	—	—	2,388
Ending balance, June 30, 2026	77,966,461	$78	$5,735,928	$(3,979,652)	$9,328	$1,765,682

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income	Total

Beginning balance, January 1, 2025	77,450,794	$77	$5,730,367	$(3,984,865)	$14,426	$1,760,005
Net income	—	—	—	6,792	—	6,792
Unrealized loss on derivatives	—	—	—	—	(1,586)	(1,586)
Reclassification to interest expense, net	—	—	—	—	(2,242)	(2,242)
Distributions declared ($0.2377 per common share)	—	—	—	(18,438)	—	(18,438)
Stock-based compensation, net	116,970	1	274	—	—	275
Ending balance, March 31, 2025	77,567,764	$78	$5,730,641	$(3,996,511)	$10,598	$1,744,806
Net income	—	—	—	95,942	—	95,942
Unrealized loss on derivatives	—	—	—	—	(43)	(43)
Reclassification to interest expense, net	—	—	—	—	(2,293)	(2,293)
Distributions declared ($0.2377 per common share)	—	—	—	(18,447)	—	(18,447)
Stock-based compensation, net	38,632	—	2,321	—	—	2,321
Ending balance, June 30, 2025	77,606,396	$78	$5,732,962	$(3,919,016)	$8,262	$1,822,286

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months ended June 30
	2026	2025
Cash flows from operating activities:
Net income	$6,553	$102,734
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	75,045	61,352
Amortization of market-lease intangibles and inducements, net	(3,951)	(1,984)
Amortization of debt discounts and financing costs	1,709	1,340
Accretion of finance lease liability	102	11
Straight-line rent adjustments, net	(2,180)	(1,738)
Provision for estimated credit losses	507	290
Gain on sale of investment properties	—	(90,909)
Stock-based compensation, net	5,613	5,484
Changes in operating assets and liabilities:
Accounts and rents receivable	(491)	709
Deferred costs and other assets, net	(1,643)	(3,179)
Accounts payable and accrued expenses	(5,235)	(5,055)
Other liabilities	(1,885)	(189)
Net cash provided by operating activities	74,144	68,866
Cash flows from investing activities:
Purchase of investment properties	(250,272)	(97,402)
Capital investments and leasing costs	(14,010)	(18,104)
Sale of investment properties, net	—	299,422
Other investing activities, net	73	1,291
Net cash (used in) provided by investing activities	(264,209)	185,207
Cash flows from financing activities:
Payment of tax withholdings for stock-based compensation	(5,570)	(2,420)
Proceeds from sale of common stock under ESPP	187	210
Payment of common stock offering costs	(40)	—
Distributions to stockholders	(37,934)	(35,950)
Proceeds from revolving credit facility	230,000	13,000
Repayments of revolving credit facility	(210,000)	(13,000)
Proceeds from senior notes	250,000	—
Payoffs of mortgage debt	—	(13,000)
Payment of mortgage principal	(384)	(95)
Payment of financing costs	(1,808)	—
Net cash provided by (used in) financing activities	224,451	(51,255)
Net increase in cash, cash equivalents, and restricted cash	34,386	202,818
Cash, cash equivalents, and restricted cash at the beginning of the period	40,518	91,221
Cash, cash equivalents, and restricted cash at the end of the period	$74,904	$294,039

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months ended June 30
	2026	2025
Supplemental disclosure and schedules:
Cash flow disclosure, including non-cash activities:
Cash paid for interest, net of capitalized interest	$18,962	$15,362
Cash paid for income taxes, net of refunds	705	675
Distributions payable to stockholders	19,492	18,447
Accrued capital investments and leasing costs	5,346	5,240
Capitalized costs placed in service	3,720	11,301
Gross issuance of shares for stock-based compensation	14,082	6,975
Finance lease right of use assets obtained in exchange for lease liabilities	—	10,973

Reconciliation to gross acquisition price:
Purchase of investment properties	$250,272	$97,402
Assumption of mortgage principal	—	7,981
Capitalized acquisition costs	(1,409)	(1,050)
Closing credits	4,750	802
Prorations and other changes in cash outflow, net	1,963	240
Gross acquisition price of investment properties	$255,576	$105,375

Reconciliation to gross disposition price:
Sale of investment properties, net	$—	$299,422
Credits and other changes in cash inflow, net	—	6,578
Gross disposition price of investment properties	$—	$306,000
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.
Notes to Condensed Consolidated Financial Statements
June 30, 2026 and 2025
(Unaudited)
The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of these interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (this "Quarterly Report") should refer to the audited consolidated financial statements of InvenTrust Properties Corp. (the "Company" or "InvenTrust") as of and for the year ended December 31, 2025, which are included in the Company's Annual Report on Form 10-K (the "Annual Report") as certain note disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary (consisting of normal recurring accruals, except as otherwise noted) for a fair presentation have been included in these condensed consolidated financial statements. Unless otherwise noted, all square feet and dollar amounts are stated in thousands, except share, per share and per square foot data. Number of properties and square feet are unaudited.

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
The Company has a single reportable segment, multi-tenant retail, for disclosure purposes in accordance with GAAP. The following table summarizes the Company's retail portfolio as of June 30, 2026 and 2025:

	As of June 30
	2026	2025
No. of properties	78	67
Gross Leasable Area ("GLA") (square feet)	12,278	10,556

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

3. Revenue Recognition
Operating Leases
Minimum lease payments to be received under long-term operating leases and short-term specialty leases, excluding additional percentage rent based on tenants' sales volume and tenant reimbursements of certain operating expenses, and assuming no exercise of renewal options or early termination rights, are as follows:

As of June 30, 2026
Remaining 2026	$122,888
2027	233,688
2028	208,185
2029	177,125
2030	148,436
Thereafter	550,802
Total	$1,441,124
The foregoing table includes payments from tenants who have taken possession of their space and tenants who have been moved to the cash basis of accounting for revenue recognition purposes. The remaining lease terms range from less than one year to fifty-four years.
The following table presents the disaggregation of lease income, net:

	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Minimum base rent	$53,465	$47,158	$104,916	$94,224
Real estate tax recoveries	9,187	9,394	18,391	17,993
Common area maintenance, insurance, and other recoveries	10,434	9,110	20,772	18,509
Ground rent income	5,855	5,002	11,660	10,078
Amortization of market-lease intangibles and inducements, net	1,693	1,089	3,951	1,984
Short-term and other lease income	966	808	2,257	2,225
Termination fee income	31	48	833	58
Straight-line rent adjustments, net	1,002	844	2,180	1,738
Provision for estimated credit losses	(290)	(323)	(507)	(290)
Lease income, net	$82,343	$73,130	$164,453	$146,519

4. Acquired Properties
The following table reflects the retail properties acquired during the six months ended June 30, 2026:

Month Acquired	Property	Market	GLA (Square Feet)	Gross Acquisition Price
Feb-26	Marketplace at Hudson Station	Phoenix, AZ	60	$31,250
Feb-26	Nashville West	Nashville, TN	324	88,000
Mar-26	The Centre on Hugh Howell - Outparcel (a)	Atlanta, GA	7	3,731
May-26	3609 South	Charlotte, NC	29	16,600
Jun-26	Sweetgrass Corner	Charleston, SC	95	50,995
Jun-26	Western Plaza	Knoxville, TN	162	65,000
			677	$255,576
(a)The Company acquired a single-tenant outparcel adjacent to this retail property. The assets, liabilities, and operations of the outparcel acquired are combined for presentation purposes with the retail property already owned by the Company.

The following table reflects the retail properties acquired during the six months ended June 30, 2025:

Month Acquired	Property	Market	GLA (Square Feet)	Gross Acquisition Price	Assumption of Mortgage Debt
Apr-25	Plaza Escondida (a)	Tucson, AZ	91	$23,000	$7,981
Apr-25	Carmel Village	Charlotte, NC	54	19,925	—
Jun-25	West Ashley Station (b)	Charleston, SC	79	26,600	—
Jun-25	Twelve Oaks Shopping Center	Savannah, GA	106	35,850	—
			330	$105,375	$7,981
(a)The Company recognized a fair value adjustment of $507 related to the mortgage payable secured by the property.
(b)The Company recognized a finance lease liability of $10,973 associated with the ground lease assumed upon the acquisition of this property. See "Note 11. Commitments and Contingencies".

The following table presents the Company's purchase price allocations of retail properties acquired, accounted for as asset acquisitions, during the six months ended June 30, 2026 and 2025:

	2026 Acquisitions		2025 Acquisitions
	Amount	Weighted Average Useful Life (in Years)	Amount	Weighted Average Useful Life (in Years)
Land	$43,080	N/A	$11,277	N/A
Building, roofs, and site improvements	173,895	28.4	84,483	28.5
Finance lease fair value adjustment (a)	—	—	(2,008)	66.6
In-place lease intangibles	44,582	7.7	19,542	7.8
Above-market lease intangibles	2,839	8.2	915	8.1
Mortgage payable fair value adjustments	—	—	507	5.1
Below-market lease intangibles	(12,161)	12.7	(9,093)	14.3
Net assets acquired	252,235		105,623
Capitalized acquisition costs	(1,409)		(1,050)
Closing credits	4,750		802
Gross acquisition price	$255,576		$105,375
(a)The Company recognized a fair value adjustment to the finance lease right-of-use ("ROU") asset related to the ground lease assumed upon the acquisition of West Ashley Station. See "Note 11. Commitments and Contingencies".

5. Disposed Properties
There were no properties disposed of during the six months ended June 30, 2026.
The following table reflects the real property disposed of during the six months ended June 30, 2025:

Month Disposed	Property	Market	GLA (Square Feet)	Gross Disposition Price	Gain on Sale
Jun-25	California portfolio disposition (a)	California	746	$306,000	$90,909
(a)The Company disposed of five properties, consisting of River Oaks Shopping Center, Campus Marketplace, Old Grove Marketplace, Bear Creek Village Center, and Pavilion at La Quinta, as part of a portfolio sale.

6. Debt
The Company's debt consists of mortgages payable, unsecured term loans, senior notes, an unsecured revolving credit facility, and a finance lease liability. The Company believes it has the ability to repay, refinance, or extend any of its debt, and that it has adequate sources of funds to meet short-term cash needs. The Company intends to use cash on hand, available capacity on credit agreements, if any, and proceeds from property sales, to repay, refinance, or extend the mortgages payable maturing in the near term.
The Company's credit agreements and mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions, and distribution limitations. As of June 30, 2026 and December 31, 2025, the Company was in compliance with all loan covenants.
Credit Agreements
The Company has a $500 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility is scheduled to mature on January 15, 2029, with one 6-month extension option. On August 25, 2025, the Company entered into an amendment to the Revolving Credit Facility, which modified the applicable interest rate thereunder by removing the credit spread adjustment to SOFR, in addition to other modifications. As of June 30, 2026, the Company had available liquidity of $425 million under the Revolving Credit Facility.
On August 25, 2025, the Company entered into an amendment (the "Term Loan Amendment") to its $400 million Term Loan Credit Agreement (the "Amended Term Loan Agreement"), which provides for, among other things, an extension of the maturity dates of each tranche. The Amended Term Loan Agreement consists of a $200 million 5-year tranche maturing on August 26, 2030, and a $200 million 5.5-year tranche maturing February 24, 2031. The Term Loan Amendment also modified the interest rates, with each tranche bearing interest at a rate equal to, at the Company's option, term SOFR, daily simple SOFR or the adjusted base rate (with no credit spread adjustment) plus a margin ranging from 115 to 160 basis points (in the case of SOFR loans) and 15 to 60 basis points (in the case of base rate loans), in each case, based on the Company's leverage ratio.
Senior Notes
The Company issued $250 million aggregate principal amount of senior notes in a private placement, of which (i) $150 million are designated as 5.07% senior notes, Series A, due August 11, 2029 and (ii) $100 million are designated as 5.20% senior notes, Series B, due August 11, 2032 (collectively, the "2022 Notes"). The 2022 Notes were issued at par and pay interest semiannually on February 11th and August 11th until their respective maturities. The 2022 Notes are required to be absolutely and unconditionally guaranteed by certain subsidiaries of the Company that guarantee certain primary credit facilities of the Company. Currently, there are no subsidiary guarantees of the 2022 Notes.
On June 29, 2026, the Company issued $250 million aggregate principal amount of senior notes in a private placement, of which (i) $50 million are designated as 5.09% senior notes, Series A, due June 29, 2029, (ii) $100 million are designated as 5.32% senior notes, Series B, due June 29, 2031, and (iii) $100 million are designated as 5.60% senior notes, Series C, due June 29, 2033 (collectively, the "2026 Notes") pursuant to a note purchase agreement, dated April 16, 2026, between the Company and the various purchasers named therein. The 2026 Notes were issued at par and pay interest semiannually on June 29th and December 29th until their respective maturities. The 2026 Notes are required to be absolutely and unconditionally guaranteed by certain subsidiaries of the Company that guarantee certain primary credit facilities of the Company. Currently, there are no subsidiary guarantees of the 2026 Notes.
Finance Lease Liability
On June 10, 2025, in connection with its acquisition of West Ashley Station, the Company assumed a ground lease and recognized a related finance lease liability of $10,973. As of June 30, 2026, the balance of the finance lease liability was $11,184. See "Note 11. Commitments and Contingencies".

The following table summarizes the Company's debt as of June 30, 2026 and December 31, 2025:

			As of June 30, 2026		As of December 31, 2025
	Maturity	Rate Type	Interest Rate	Amount	Interest Rate	Amount
Mortgages Payable
Total mortgages payable	Various	Fixed	4.28% (a)	$117,222	4.28% (a)	$117,605

Term Loan
$200.0 million 5 year	Aug-30	Fixed	2.66% (b)	100,000	2.66% (b)	100,000
$200.0 million 5 year	Aug-30	Fixed	2.66% (b)	100,000	2.66% (b)	100,000
$200.0 million 5.5 year	Feb-31	Fixed	2.63% (c)	50,000	2.63% (c)	50,000
$200.0 million 5.5 year	Feb-31	Fixed	2.69% (c)	50,000	2.69% (c)	50,000
$200.0 million 5.5 year	Feb-31	Fixed	4.84% (c)	100,000	4.84% (c)	100,000
Total				400,000		400,000

Senior Notes
2022 Senior Notes
$150.0 million Series A Notes	Aug-29	Fixed	5.07%	150,000	5.07%	150,000
$100.0 million Series B Notes	Aug-32	Fixed	5.20%	100,000	5.20%	100,000
2026 Senior Notes
$50.0 million Series A Notes	Jun-29	Fixed	5.09%	50,000	N/A	—
$100.0 million Series B Notes	Jun-31	Fixed	5.32%	100,000	N/A	—
$100.0 million Series C Notes	Jun-33	Fixed	5.60%	100,000	N/A	—
Total				500,000		250,000

Revolving Credit Facility
$500.0 million total capacity	Jan-29	Variable	1M SOFR + 1.05% (d)(e)	75,000	1M SOFR + 1.05% (d)(e)	55,000

Total secured and unsecured debt			4.36%	1,092,222	4.04%	822,605

Finance Lease Liability
West Ashley Station Ground Lease	Jan-92	N/A	N/A	11,184	N/A	11,082

Debt discounts and financing costs, net				(8,610)		(7,806)
Debt, net				$1,094,796		$825,881
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
(d)As of June 30, 2026 and December 31, 2025, 1-Month Term SOFR was 3.65% and 3.69%, respectively.
(e)Interest rate applies to drawn balance only. An additional annual facility fee of 0.15% applies to entire Revolving Credit Facility capacity.

The following table summarizes the scheduled payments and maturities of the Company's debt as of June 30, 2026:

Scheduled maturities by year:	Mortgage Payments	Mortgage Maturities	Term Loan & Senior Notes	Revolving Credit Facility	Total
Remaining 2026	$390	$—	$—	$—	$390
2027	810	26,000	—	—	26,810
2028	495	21,321	—	—	21,816
2029	449	61,750	200,000	75,000	337,199
2030	154	5,853	200,000	—	206,007
Thereafter	—	—	500,000	—	500,000
Total	$2,298	$114,924	$900,000	$75,000	$1,092,222
Finance lease liability					11,184
Debt discounts and financing costs, net					(8,610)
Total Debt, net					$1,094,796

7. Fair Value Measurements
Recurring Measurements
The following table summarizes the financial instruments remeasured at fair value on a recurring basis:

	Fair Value Measurements as of
	June 30, 2026			December 31, 2025
Cash Flow Hedges: (a) (b)	Level 1	Level 2 (c)	Level 3	Level 1	Level 2 (c)	Level 3
Derivative interest rate swap assets	—	$9,328	—	—	$5,196	—
Derivative interest rate swap liabilities	$—	$—	$—	$—	$(435)	$—
(a)During the twelve months subsequent to June 30, 2026, an estimated $4,177 of derivative interest rate balances recognized in accumulated comprehensive income will be reclassified into earnings.
(b)As of June 30, 2026 and December 31, 2025, the Company determined that the credit valuation adjustments associated with nonperformance risk are not significant to the overall valuation of its derivatives. As a result, the Company's derivative valuations in their entirety are classified as Level 2 of the fair value hierarchy.
(c)Derivative assets or liabilities are recognized as a part of deferred costs and other assets, net or other liabilities, respectively.

Nonrecurring Measurements
Investment Properties
During the six months ended June 30, 2026 and 2025 the Company had no Level 3 nonrecurring fair value measurements.
Financial Instruments Not Measured at Fair Value
The following table summarizes the estimated fair value of financial instruments presented at carrying values in the Company's condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
	Carrying Value	Estimated Fair Value	Market Interest Rate	Carrying Value	Estimated Fair Value	Market Interest Rate
Mortgages Payable	$117,222	$112,063	6.22%	$117,605	$111,945	6.09%
Senior Notes	500,000	493,011	5.60%	250,000	248,320	5.24%
Term Loan	400,000	399,515	5.04%	400,000	398,701	4.64%
Revolving Credit Facility	75,000	75,108	4.89%	55,000	54,957	4.37%
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
The following table reconciles the amounts used in calculating basic and diluted EPS:

	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Numerator:
Net income attributed to common shares - basic and diluted	$1,369	$95,942	$6,553	$102,734

Denominator:
Weighted average common shares outstanding - basic	77,955,027	77,591,538	77,944,558	77,577,831
Dilutive effect of unvested restricted shares	799,244	700,884	640,216	648,850
Weighted average common shares outstanding - diluted	78,754,271	78,292,422	78,584,774	78,226,681

Basic and diluted earnings per common share:
Net income per common share - basic	$0.02	$1.24	$0.08	$1.32
Net income per common share - diluted	$0.02	$1.23	$0.08	$1.31
ATM Program
The Company maintains an at-the-market equity offering program (the "ATM Program") through which the Company may sell from time to time up to an aggregate of $250.0 million of its common stock. In connection with the ATM Program, the Company may sell shares of its common stock to or through sales agents, or may enter into separate forward sale agreements with one of the agents, or one of their respective affiliates, as a forward purchaser. During the six months ended June 30, 2026 and 2025, no shares were issued under the ATM Program. As of June 30, 2026, $236.7 million of common stock remains available for issuance under the ATM Program.
Share Repurchase Program
The Company maintains a share repurchase program (the "SRP") of up to $150.0 million of the Company's outstanding shares of common stock. The SRP may be suspended or discontinued at any time, and does not obligate the Company to repurchase any dollar amount or particular amount of shares. As of June 30, 2026, the Company has not repurchased any common stock under the SRP.

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
As of June 30, 2026, outstanding restricted stock unit ("RSU") awards were categorized as either time-based awards or market-based awards, each with tandem dividend equivalents. As of June 30, 2026, 1,985,651 shares were available for future issuance under the Incentive Award Plan, as amended by the Amendments.
Market-based awards are valued as of the grant date utilizing a Monte Carlo simulation model that assesses the probability of satisfying certain market performance thresholds over a three year performance period.
The following table summarizes the Company's significant assumptions used in the Monte Carlo simulation models:

	At Grant Date
	2026	2025
Volatility	21.00%	27.00%
Risk free interest rate	3.53%	4.35%
Dividend Yield	3.40%	3.30%

The following table summarizes the Company's RSU activity under the Incentive Award Plan during the six months ended June 30, 2026:

	Unvested Time- Based RSUs	Unvested Performance and Market-Based RSUs	Weighted-Average Grant Date Price Per Share
Outstanding as of January 1, 2026	195,236	1,128,760	$19.12
Shares granted	180,124	363,670	$22.27
Shares vested	(30,604)	(416,550)	$17.28
Unearned performance shares	—	(14,640)	$16.53
Outstanding as of June 30, 2026	344,756	1,061,240	$20.96
Employee Stock Purchase Plan
Employees may purchase up to an aggregate of 3,300,000 shares of the Company's common stock under the InvenTrust Properties Corp. 2023 Employee Stock Purchase Plan (the "ESPP"), of which 3,242,092 shares remain available for future issuance as of June 30, 2026.
The following table summarizes the Company's common stock activity under the ESPP:

	Six months ended June 30
	2026	2025
Gross shares purchased	8,064	10,412
Weighted average discounted issuance price	$23.18	$20.14
Issuance proceeds	$187	$210
Stock-Based Compensation Expense
The following table summarizes the Company's stock-based compensation expense:

	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Incentive Award Plan, net (a)	$2,782	$2,680	$5,553	$5,408
Employee Stock Purchase Plan (b)	30	38	60	76
Stock-based compensation, net	$2,812	$2,718	$5,613	$5,484
(a)As of June 30, 2026, there was $18,136 of estimated unrecognized compensation expense to be recognized through December 2029.
(b)As of June 30, 2026, there was $120 of estimated unrecognized compensation expense to be recognized through December 2027.

10. Segment Information
Segment Performance
The chief operating decision maker (the "CODM") believes net income or loss determined in accordance with GAAP is the most appropriate earnings measurement to assess the Company's overall performance. Additionally, the CODM evaluates the consolidated performance of the Company's portfolio of retail properties based on Net Operating Income ("NOI"), a supplemental non-GAAP measure. NOI excludes general and administrative expenses, depreciation and amortization, other income and expense, net, gains (losses) from sales of properties, gains (losses) on extinguishment of debt, impairment of real estate assets, interest expense, net, lease termination income and expense, and GAAP rent adjustments such as amortization of market-lease intangibles, amortization of lease incentives, and straight-line rent adjustments ("GAAP Rent Adjustments").
The CODM believes the supplemental non-GAAP measure of NOI is an important measure in assessing operating performance and provides added comparability across periods when evaluating the Company's financial condition and operating performance that is not readily apparent from "Net income" in accordance with GAAP.
Retail properties generally require capital investments, including value-enhancing development and redevelopment projects and leasing commissions. During the three months ended June 30, 2026 and 2025, the Company paid $7,923 and $10,731 of capital investments and leasing costs, respectively. During the six months ended June 30, 2026 and 2025, the Company paid $14,010 and $18,104 of capital investments and leasing costs, respectively. As of June 30, 2026 and 2025, total accrued capital investments and leasing costs were $5,346 and $5,240, respectively.
The measure of segment assets regularly reviewed by the CODM is reported on the condensed consolidated balance sheets as Total assets. No single tenant comprises 10% or more of the Company's Lease income, net for any periods presented.
Net Operating Income
The following table reconciles net income, the most directly comparable GAAP measure, to NOI:

	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Net income	$1,369	$95,942	$6,553	$102,734
Adjustments to reconcile to NOI:
Other income and expense, net	(29)	(942)	(344)	(1,549)
Interest expense, net	11,328	8,346	21,413	16,668
Gain on sale of investment properties	—	(90,909)	—	(90,909)
Depreciation and amortization	38,660	30,738	75,045	61,352
General and administrative	8,942	8,706	18,261	17,253
Adjustments to NOI (a)	(2,726)	(1,981)	(6,964)	(3,780)
NOI	$57,544	$49,900	$113,964	$101,769
(a)Adjustments to NOI include lease termination income and expense and GAAP Rent Adjustments.

Significant Expenses
The following table presents the disaggregation of property operating expenses:

	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Repairs and maintenance	$4,919	$3,833	$9,067	$7,208
Payroll, benefits, and office	2,618	2,610	5,480	5,365
Utilities and waste removal	2,842	2,527	5,544	4,989
Property insurance	1,218	1,586	2,551	2,916
Security, legal, and other	1,056	920	2,032	1,745
Property operating expenses	$12,653	$11,476	$24,674	$22,223

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
Captive Insurance Company
In April 2023, the Company formed a wholly-owned captive insurance company (the "Captive"), which provides insurance coverage for all losses below the deductibles of the Company's third-party liability insurance policies relating to wind, flood, named windstorm, earthquake, fire, and other property-related perils. The Company formed the Captive as part of its overall risk management program and to stabilize insurance costs, manage exposures, and recoup expenses through the function of the captive program. In January 2025, the Captive began underwriting the first layer of general liability insurance. An actuarial analysis is performed to estimate future projected claims, related deductibles, and projected expenses necessary to fund associated risk management programs. The Captive generally establishes annual premiums based on projections derived from the past loss experience. The Captive is capitalized in accordance with the applicable regulatory requirements.
The following table summarizes the activity in the liability for unpaid losses and loss adjustment expenses:

	Six months ended June 30
	2026	2025
Balance at the beginning of the period	$300	$820
Incurred related to:
Current year	122	334
Prior years	—	22
Total incurred	122	356
Paid related to:
Current year	(1)	(90)
Prior years	(29)	(426)
Total paid	(30)	(516)
Balance at the end of the period	$392	$660
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

The following table summarizes the Company's operating and finance leases as of June 30, 2026 and December 31, 2025:

		As of
	Balance Sheet Caption	June 30, 2026	December 31, 2025
Operating lease ROU assets	Deferred costs and other assets, net	$2,683	$2,683
Operating lease ROU accumulated amortization	Deferred costs and other assets, net	$(1,302)	$(1,144)
Operating lease liabilities	Other liabilities	$(1,921)	$(2,129)

Finance lease ROU asset	Building and other improvements	$8,965	$8,965
Finance lease ROU accumulated amortization	Accumulated depreciation	$(142)	$(75)
Finance lease liability	Debt, net	$(11,184)	$(11,082)

Weighted-average remaining lease term - Operating leases		4.0 years	4.5 years
Weighted-average remaining lease term - Finance lease		65.6 years	66.1 years
Weighted-average discount rate - Operating leases		4.48%	4.48%
Weighted-average discount rate - Finance lease		6.80%	6.80%
The following table summarizes the Company's lease costs for the three and six months ended June 30, 2026 and 2025:

	Statement of Operations Expense Caption	Three months ended June 30		Six months ended June 30
		2026	2025	2026	2025
Operating lease costs:
Minimum lease cost	General and administrative	$108	$108	$216	$216
Variable lease cost	General and administrative	$98	$68	$169	$157

Finance lease costs:
Amortization of ROU asset	Depreciation and amortization	$33	$8	$67	$8
Interest on lease liability	Interest expense, net	$189	$43	$377	$43
Variable lease cost	Property operating	$36	$8	$74	$8

The following table summarizes the Company's future minimum lease obligations as of June 30, 2026:

	Future Minimum Lease Payments
Scheduled minimum payments by year:	Operating Leases	Finance Lease
Remaining 2026	$262	$275
2027	529	578
2028	522	605
2029	493	605
2030	293	605
Thereafter	—	71,211
Total expected minimum lease obligation	2,099	73,879
Less: Amount representing interest (a)	(178)	(62,695)
Present value of net minimum lease payments	$1,921	$11,184
(a)Interest includes the amount necessary to reduce the total expected minimum lease obligations to present value calculated at the Company's IBR.

12. Subsequent Events
In preparing its condensed consolidated financial statements, the Company evaluated events and transactions occurring after June 30, 2026 through the date the financial statements were issued for recognition and disclosure purposes.
On July 1, 2026, the Company acquired New Garden Crossing, a 169,000 square foot community center anchored by Lowes Foods, in Greensboro, North Carolina, for a gross acquisition price of $34.0 million. The Company completed the transaction using available liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (this "Quarterly Report"), other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). These statements include statements about InvenTrust Properties Corp.'s (the "Company", "InvenTrust", "we", "our", or "us") plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events; and involve known and unknown risks that are difficult to predict.
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

Recent Developments
Acquisitions
On May 8, 2026, the Company acquired 3609 South, a 29,000 square foot unanchored neighborhood center in Charlotte, North Carolina, for a gross acquisition price of $16.6 million. The Company used available liquidity to fund the acquisition.
On June 17, 2026, the Company acquired Sweetgrass Corner, a 95,000 square foot community center anchored by Trader Joe’s in Charleston, South Carolina, for a gross acquisition price of $51.0 million. The Company used available liquidity to fund the acquisition.
On June 18, 2026, the Company acquired Western Plaza, a 162,000 square foot community center anchored by The Fresh Market in Knoxville, Tennessee, for a gross acquisition price of $65.0 million. The Company used available liquidity to fund the acquisition.
Debt
On June 29, 2026, the Company issued $250 million aggregate principal amount of senior notes in a private placement, consisting of $50 million at 5.09% due June 29, 2029, $100 million at 5.32% due June 29, 2031, and $100 million at 5.60% due June 29, 2033 (collectively, the "2026 Notes") pursuant to a note purchase agreement (the "2026 Note Purchase Agreement"), dated April 16, 2026, between the Company and the various purchasers named therein. The 2026 Notes were issued at par and pay interest semiannually on June 29th and December 29th until their respective maturities.
The Company may prepay at any time all, or from time to time any part of, the 2026 Notes, in an amount not less than 5% of the aggregate principal amount of any series of the 2026 Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid plus accrued interest and a Make-Whole Amount (as defined in the 2026 Note Purchase Agreement). The 2026 Notes are required to be absolutely and unconditionally guaranteed by certain subsidiaries of the Company that guarantee certain primary credit facilities of the Company. Currently, there are no subsidiary guarantees of the 2026 Notes.
Our Retail Portfolio
The following table summarizes our retail portfolio as of June 30, 2026 and 2025:

	As of June 30
	2026	2025
No. of properties	78	67
GLA (square feet)	12,278	10,556
Economic occupancy (a)	94.6%	95.5%
Leased occupancy (b)	96.2%	97.3%
ABR PSF (c)	$20.94	$20.18
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
(c)Annualized Base Rent ("ABR") is computed as base rent for the last month of the period multiplied by twelve. Base rent is inclusive of ground rent and any abatement concessions and exclusive of Specialty Lease rent. ABR per square foot ("PSF") is computed as ABR divided by the occupied square footage as of the end of the period.

Summary by Same Property
Properties classified as same property were owned for the entirety of both periods presented ("Same Properties"). The following table summarizes the Same Properties of our retail portfolio for the three and six months ended June 30, 2026 and 2025.

	Three and six months ended June 30
	2026	2025
No. of properties	63	63
GLA (square feet)	10,243	10,225
Economic occupancy	94.7%	95.5%
Leased occupancy	96.0%	97.3%
ABR PSF	$20.61	$20.14
Lease Expirations
Our retail business is neither highly dependent on specific retailers nor subject to lease rollover concentration. We believe this minimizes risk to our retail portfolio from significant revenue variances over time.
Results of Operations
Comparison of results for the three and six months ended June 30, 2026 and 2025
We generate substantially all of our earnings from property operations. Since January 1, 2025, we have acquired fifteen retail properties and disposed of five retail properties.
The following table presents the comparative results of our income.

	Three months ended June 30			Six months ended June 30
	2026	2025	Increase	2026	2025	Increase
Income
Lease income, net	$82,343	$73,130	$9,213	$164,453	$146,519	$17,934
Other property income	487	421	66	958	803	155
Total income	$82,830	$73,551	$9,279	$165,411	$147,322	$18,089
Lease income, net, for the three months ended June 30, 2026 increased $9.2 million when compared to the same period in 2025, as a result of increases from properties acquired of $12.8 million, decreases from properties disposed of $4.1 million, and the following activity related to our Same Properties:
•$1.5 million of increased minimum base and ground rent, and
•$0.1 million of net increases in all other lease income, partially offset by:
•$0.5 million of decreased common area maintenance and real estate tax recoveries,
•$0.5 million of decreased below-market lease intangible amortization, and
•$0.1 million of increased credit losses net of related reversals.

Lease income, net, for the six months ended June 30, 2026 increased $17.9 million when compared to the same period in 2025, as a result of increases from properties acquired of $25.2 million, decreases from properties disposed of $10.2 million, and the following activity related to our Same Properties:
•$2.7 million of increased minimum base and ground rent,
•$0.4 million of increased lease termination income, and
•$0.3 million of increased short-term and other lease income, partially offset by:
•$0.3 million of increased credit losses net of related reversals, and
•$0.2 million of net decreased straight-line rent adjustments.

The following table presents the comparative results of our operating expenses.

	Three months ended June 30			Six months ended June 30
	2026	2025	Increase (Decrease)	2026	2025	Increase
Operating expenses
Depreciation and amortization	$38,660	$30,738	$7,922	$75,045	$61,352	$13,693
Property operating	12,653	11,476	1,177	24,674	22,223	2,451
Real estate taxes	9,907	10,194	(287)	19,809	19,550	259
General and administrative	8,942	8,706	236	18,261	17,253	1,008
Total operating expenses	$70,162	$61,114	$9,048	$137,789	$120,378	$17,411
Depreciation and amortization for the three months ended June 30, 2026 increased $7.9 million when compared to the same period in 2025, as a result of:
•$9.0 million of increases from properties acquired, and
•$0.1 million of net increases from our Same Properties, partially offset by:
•$1.2 million of decreases from properties disposed.
Depreciation and amortization for the six months ended June 30, 2026 increased $13.7 million when compared to the same period in 2025, as a result of:
•$17.6 million of increases from properties acquired, partially offset by:
•$2.9 million of decreases from properties disposed, and
•$1.0 million of net decreases from our Same Properties.
Property operating expenses for the three months ended June 30, 2026 increased $1.2 million when compared to the same period in 2025, as a result of:
•$2.5 million of increases from properties acquired, and
•$0.2 million of net increases from our Same Properties, partially offset by:
•$1.5 million of decreases from properties disposed.
Property operating expenses for the six months ended June 30, 2026 increased $2.5 million when compared to the same period in 2025, as a result of:
•$4.6 million of increases from properties acquired, and
•$0.7 million of net increases from our Same Properties, partially offset by:
•$2.8 million of decreases from properties disposed.
Real estate taxes for the three months ended June 30, 2026 decreased $0.3 million when compared to the same period in 2025, as a result of:
•$0.9 million of net decreases from our Same Properties, and
•$0.5 million of decreases from properties disposed, partially offset by:
•$1.1 million of increases from properties acquired.
Real estate taxes for the six months ended June 30, 2026 increased $0.3 million when compared to the same period in 2025, as a result of:
•$2.2 million of increases from properties acquired, partially offset by:
•$1.3 million of decreases from properties disposed, and
•$0.6 million of net decreases from our Same Properties.
General and administrative expenses for the three and six months ended June 30, 2026 increased $0.2 million and $1.0 million, respectively, when compared to the same periods in 2025, primarily as a result of increased compensation costs.

The following table presents the comparative results of our other income and expenses.

	Three months ended June 30			Six months ended June 30
	2026	2025	Increase	2026	2025	Increase
Other (expense) income
Interest expense, net	$(11,328)	$(8,346)	$(2,982)	$(21,413)	$(16,668)	$(4,745)
Gain on sale of investment properties	—	90,909	(90,909)	—	90,909	(90,909)
Other income and expense, net	29	942	(913)	344	1,549	(1,205)
Total other (expense) income, net	$(11,299)	$83,505	$(94,804)	$(21,069)	$75,790	$(96,859)
The following table presents the disaggregation of interest expense, net:

	Three months ended June 30			Six months ended June 30
	2026	2025	Increase (Decrease)	2026	2025	Increase (Decrease)
Term loans, including impact of derivatives	$3,291	$3,393	$(102)	$6,462	$6,713	$(251)
Senior notes	3,201	3,201	—	6,402	6,402	—
Mortgages payable	1,258	925	333	2,514	1,851	663
Revolving credit facility, including facility fees	2,558	281	2,277	4,166	481	3,685
Capitalized interest	(46)	(154)	108	(217)	(162)	(55)
Interest on finance lease liability	138	32	106	275	32	243
Accretion of finance lease liability	51	11	40	102	11	91
Amortization of debt discounts and financing costs	877	657	220	1,709	1,340	369
Total interest expense, net	$11,328	$8,346	$2,982	$21,413	$16,668	$4,745
Interest expense, net increased $3.0 million and $4.7 million during the three and six months ended June 30, 2026, respectively, primarily as a result of borrowings outstanding on our $500 million revolving credit facility ("Revolving Credit Facility") to fund acquisitions.
During the three and six months ended June 30, 2025, we completed a portfolio sale of five properties in California for an aggregate gross disposition price of $306.0 million and recognized a gain of $90.9 million.
Other income and expense, net decreased $0.9 million and $1.2 million during the three and six months ended June 30, 2026, respectively, primarily as a result of decreased interest income due to lower cash balances.

Net Operating Income
We evaluate the performance of our retail properties based on NOI, which excludes general and administrative expenses, depreciation and amortization, other income and expense, net, impairment of real estate assets, gains (losses) from sales of properties, gains (losses) on extinguishment of debt, interest expense, net, lease termination income and expense, and GAAP rent adjustments such as amortization of market-lease intangibles, amortization of lease incentives, and straight-line rent adjustments ("GAAP Rent Adjustments"). We bifurcate NOI into Same Property NOI and NOI from other investment properties based on whether the retail properties meet our Same Property criteria. NOI from other investment properties includes adjustments for the Company's captive insurance company.
We believe the supplemental non-GAAP measure of NOI, and the bifurcation into same property NOI and NOI from other investment properties, are important measures in assessing operating performance and provide added comparability across periods when evaluating the Company's financial condition and operating performance that is not readily apparent from Net income in accordance with GAAP.
Reconciliation of Net Income to Non-GAAP Measures
The following table reconciles net income, the most directly comparable GAAP measure, to NOI and Same Property NOI:

	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Net income	$1,369	$95,942	$6,553	$102,734
Adjustments to reconcile to non-GAAP metrics:
Other income and expense, net	(29)	(942)	(344)	(1,549)
Interest expense, net	11,328	8,346	21,413	16,668
Gain on sale of investment properties	—	(90,909)	—	(90,909)
Depreciation and amortization	38,660	30,738	75,045	61,352
General and administrative	8,942	8,706	18,261	17,253
Adjustments to NOI (a)	(2,726)	(1,981)	(6,964)	(3,780)
NOI	57,544	49,900	113,964	101,769
NOI from other investment properties	(9,035)	(3,306)	(16,769)	(7,717)
Same Property NOI	$48,509	$46,594	$97,195	$94,052
(a)Adjustments to NOI include lease termination income and expense and GAAP Rent Adjustments.

Comparison of the components of Same Property NOI
A total of 63 retail properties met our Same Property criteria for the three and six months ended June 30, 2026 and 2025.
The following table presents the changes in Same Property NOI for the three months ended June 30, 2026 and 2025:

	Three months ended June 30
	2026	2025	Change	Variance
Minimum base rent	$44,901	$43,556	$1,345	3.1%
Real estate tax recoveries	8,028	8,778	(750)	(8.5)%
Common area maintenance, insurance, and other recoveries	8,700	8,450	250	3.0%
Ground rent income	4,889	4,771	118	2.5%
Short-term and other lease income	978	866	112	12.9%
Provision for estimated credit losses	(278)	(170)	(108)	63.5%
Other property income	433	406	27	6.7%
Total income	67,651	66,657	994	1.5%
Property operating	10,467	10,509	(42)	(0.4)%
Real estate taxes	8,675	9,554	(879)	(9.2)%
Total operating expenses	19,142	20,063	(921)	(4.6)%
Same Property NOI	$48,509	$46,594	$1,915	4.1%
Same Property NOI increased by $1.9 million, or 4.1%, when comparing the three months ended June 30, 2026 to the same period in 2025, and was primarily a result of increased ABR PSF from fixed annual rent escalations, favorable lease spreads, and leases with advantageous fixed recovery terms.

The following table presents the changes in Same Property NOI for the six months ended June 30, 2026 and 2025:

	Six months ended June 30
	2026	2025	Change	Variance
Minimum base rent	$89,250	$86,740	$2,510	2.9%
Real estate tax recoveries	16,237	16,690	(453)	(2.7)%
Common area maintenance, insurance, and other recoveries	17,498	17,095	403	2.4%
Ground rent income	9,761	9,531	230	2.4%
Short-term and other lease income	2,306	2,040	266	13.0%
Provision for estimated credit losses	(434)	(138)	(296)	214.5%
Other property income	859	754	105	13.9%
Total income	135,477	132,712	2,765	2.1%
Property operating	20,750	20,491	259	1.3%
Real estate taxes	17,532	18,169	(637)	(3.5)%
Total operating expenses	38,282	38,660	(378)	(1.0)%
Same Property NOI	$97,195	$94,052	$3,143	3.3%
Same Property NOI increased by $3.1 million, or 3.3%, when comparing the six months ended June 30, 2026 to the same period in 2025, and was primarily a result of increased ABR PSF from fixed annual rent escalations, favorable lease spreads, and leases with advantageous fixed recovery terms.

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
See our Annual Report for expanded descriptions of Nareit FFO and Core FFO.
The following table reconciles net income, the most directly comparable GAAP measure, to Nareit FFO Applicable to Common Shares and Dilutive Securities and Core FFO Applicable to Common Shares and Dilutive Securities:

	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Net income	$1,369	$95,942	$6,553	$102,734
Depreciation and amortization of real estate assets	38,395	30,451	74,506	60,817
Gain on sale of investment properties	—	(90,909)	—	(90,909)
Nareit FFO Applicable to Common Shares and Dilutive Securities	39,764	35,484	81,059	72,642
Amortization of market-lease intangibles and inducements, net	(1,693)	(1,089)	(3,951)	(1,984)
Straight-line rent adjustments, net	(1,002)	(844)	(2,180)	(1,738)
Amortization of debt discounts and financing costs	877	657	1,709	1,340
Accretion of finance lease liability	51	11	102	11
Depreciation and amortization of corporate assets	265	287	539	535
Non-operating income and expense, net (a)	(152)	(170)	(416)	(241)
Core FFO Applicable to Common Shares and Dilutive Securities	$38,110	$34,336	$76,862	$70,565

Weighted average common shares outstanding - basic	77,955,027	77,591,538	77,944,558	77,577,831
Dilutive effect of unvested restricted shares (b)	799,244	700,884	640,216	648,850
Weighted average common shares outstanding - diluted	78,754,271	78,292,422	78,584,774	78,226,681

Net income per diluted share	$0.02	$1.23	$0.08	$1.31
Per share adjustments for Nareit FFO	0.48	(0.78)	0.95	(0.38)
Nareit FFO per diluted share	$0.50	$0.45	$1.03	$0.93
Per share adjustments for Core FFO	(0.02)	(0.01)	(0.05)	(0.03)
Core FFO per diluted share	$0.48	$0.44	$0.98	$0.90
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
The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA:

	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Net income	$1,369	$95,942	$6,553	$102,734
Interest expense, net	11,328	8,346	21,413	16,668
Income tax expense	144	140	291	276
Depreciation and amortization	38,660	30,738	75,045	61,352
EBITDA	51,501	135,166	103,302	181,030
Gain on sale of investment properties	—	(90,909)	—	(90,909)
Amortization of market-lease intangibles and inducements, net	(1,693)	(1,089)	(3,951)	(1,984)
Straight-line rent adjustments, net	(1,002)	(844)	(2,180)	(1,738)
Non-operating income and expense, net (a)	(152)	(170)	(416)	(241)
Adjusted EBITDA	$48,654	$42,154	$96,755	$86,158
(a)Reflects items which are not pertinent to measuring ongoing operating performance, such as miscellaneous and settlement income.

Liquidity and Capital Resources
Capital Investments and Leasing Costs
Retail properties generally require capital investments, including value-enhancing development and redevelopment projects and leasing costs.
The following table summarizes the cash paid for capital investments and leasing costs:

	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Tenant improvements	$1,883	$1,370	$2,431	$2,257
Leasing costs	699	1,042	1,276	1,851
Property improvements	2,872	3,975	4,491	7,187
Capitalized indirect costs (a)	513	386	847	814
Total capital expenditures and leasing costs	5,967	6,773	9,045	12,109
Development and redevelopment direct costs	1,536	3,518	4,178	5,312
Development and redevelopment indirect costs (a)	420	440	787	683
Capital investments and leasing costs (b)	$7,923	$10,731	$14,010	$18,104
(a)Indirect costs include capitalized interest, real estate taxes, insurance, and payroll costs.
(b)As of June 30, 2026 and 2025, total accrued capital investments and leasing costs were $5,346 and $5,240, respectively.

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

We maintain an at-the-market equity offering program (the "ATM Program") pursuant to which we may sell shares of our common stock up to an aggregate purchase price of $250.0 million. In connection with the ATM Program, we may sell shares of our common stock to or through sales agents, or may enter into separate forward sale agreements with one of the agents, or one of their respective affiliates, as a forward purchaser. During the six months ended June 30, 2026, no shares were issued under the ATM Program. As of June 30, 2026, $236.7 million of common stock remains available for issuance under the ATM Program.
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
Distributions
During the six months ended June 30, 2026, we declared distributions to our stockholders totaling $39.0 million and paid cash distributions of $37.9 million. As we execute on our retail strategy and continue to evaluate our business, results of operations and cash flows, our Board will continue to evaluate our distribution on a periodic basis.

Summary of Cash Flows

	Six months ended June 30		Change
	2026	2025
Cash provided by operating activities	$74,144	$68,866	$5,278
Cash (used in) provided by investing activities	(264,209)	185,207	(449,416)
Cash provided by (used in) financing activities	224,451	(51,255)	275,706
Net increase in cash, cash equivalents, and restricted cash	34,386	202,818	(168,432)
Cash, cash equivalents, and restricted cash at beginning of period	40,518	91,221	(50,703)
Cash, cash equivalents, and restricted cash at end of period	$74,904	$294,039	$(219,135)
Cash provided by operating activities was $74.1 million and $68.9 million for the six months ended June 30, 2026 and 2025, respectively, and was generated primarily from property operations. Operating cash flows increased period over period, as incremental cash flows from our Same Properties and net acquisitions since January 1, 2025 exceeded higher interest payments related to borrowings on our Revolving Credit Facility and timing-related fluctuations in receipts and payments.
Cash used in investing activities of $264.2 million for the six months ended June 30, 2026 was the result of:
•$250.3 million for acquisitions of investment properties and
•$13.9 million for capital investments and leasing costs, and other investing activities.
Cash provided by investing activities of $185.2 million for the six months ended June 30, 2025 was the result of:
•$299.4 million from the sale of investment properties, and
•$1.3 million from other investing activities, partially offset by:
•$97.4 million for acquisitions of investment properties, and
•$18.1 million for capital investments and leasing costs.
Cash provided by financing activities of $224.5 million for the six months ended June 30, 2026 was the result of:
•$250.0 million from proceeds from the 2026 Notes,
•$20.0 million of net proceeds in excess of repayments on the Revolving Credit Facility, and
•$0.2 million in net proceeds from our Employee Stock Purchase Plan (the "ESPP"), partially offset by:
•$37.9 million to pay distributions,
•$5.6 million for payment of tax withholdings on stock-based compensation, and
•$2.2 million for payment of financing costs and payment of mortgage principal.
Cash used in financing activities of $51.3 million for the six months ended June 30, 2025 was the result of:
•$36.0 million to pay distributions,
•$13.1 million for pay-offs of mortgage debt and other financing activities, and
•$2.4 million for the payment of tax withholdings for stock-based compensation, partially offset by:
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
The following table presents our obligations to make future payments under debt and lease agreements as of June 30, 2026, exclusive of debt discounts and financing costs, which are not future cash obligations.

	Payments due by year ending December 31
	2026	2027	2028	2029	2030	Thereafter	Total
Fixed rate debt:
Term Loan and Senior Notes (a)	$—	$—	$—	$200,000	$200,000	$500,000	$900,000
Mortgage maturities	—	26,000	21,321	61,750	5,853	—	114,924
Mortgage payments	390	810	495	449	154	—	2,298
Interest	23,248	48,815	47,822	42,596	31,434	26,352	220,267
Total fixed rate debt	23,638	75,625	69,638	304,795	237,441	526,352	1,237,489
Variable rate debt:
Revolving Credit Facility	—	—	—	75,000	—	—	75,000
Interest	2,245	4,601	4,462	169	—	—	11,477
Total variable rate debt	2,245	4,601	4,462	75,169	—	—	86,477
Operating leases (b)	262	529	522	493	293	—	2,099
Finance lease (c)	275	578	605	605	605	71,211	73,879
Grand total	$26,420	$81,333	$75,227	$381,062	$238,339	$597,563	$1,399,944
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company is subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt. The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows. As of June 30, 2026, the Company's debt included outstanding variable-rate debt of $475.0 million, $400.0 million of which has been swapped to a fixed rate through the maturity dates.
As of June 30, 2026, the Company's interest rate risk was limited to $75.0 million on its Revolving Credit Facility. If market rates of interest on all variable-rate debt as of June 30, 2026 permanently increased or decreased by 1%, the annual increase or decrease in interest expense, future earnings, and future cash flows would be approximately $0.8 million. See our Annual Report for expanded descriptions of the Company's market risk associated with changes in interest rates.
The following table summarizes our effective interest rate swaps as of June 30, 2026 and December 31, 2025:

							Fair Value as of
Effective Interest Rate Swaps	Effective Date	Termination Date	InvenTrust Receives	InvenTrust Pays Fixed Rate of	Fixed Rate Achieved (a)	Notional Amount	June 30, 2026	December 31, 2025
5.5 year Term Loan	4/3/23	3/22/27	1-Month SOFR	3.69%	4.84%	$100,000	$141	$(435)
5 year Term Loan	12/21/23	9/22/26	1-Month SOFR	1.51%	2.66%	100,000	505	1,413
5 year Term Loan	12/21/23	9/22/26	1-Month SOFR	1.51%	2.66%	100,000	507	1,418
5.5 year Term Loan	6/21/24	3/22/27	1-Month SOFR	1.54%	2.69%	50,000	847	1,082
5.5 year Term Loan	6/21/24	3/22/27	1-Month SOFR	1.48%	2.63%	50,000	869	1,118
						$400,000	$2,869	$4,596
(a)Interest rates reflect the Company's current credit spread of 1.15%.

The following table summarizes our forward-starting interest rate swaps as of June 30, 2026 and December 31, 2025:

							Fair Value as of
Forward-Starting Interest Rate Swaps	Effective Date	Termination Date	InvenTrust Receives	InvenTrust Pays Fixed Rate of	Fixed Rate Achieved (a)	Notional Amount	June 30, 2026	December 31, 2025
5 year Term Loan	9/22/26	8/26/30	Daily SOFR	3.35%	4.50%	$100,000	$1,793	$28
5 year Term Loan	9/22/26	8/26/30	Daily SOFR	3.35%	4.50%	100,000	1,803	36
5.5 year Term Loan	3/22/27	2/24/31	Daily SOFR	3.42%	4.57%	100,000	1,438	56
5.5 year Term Loan	3/22/27	2/24/31	Daily SOFR	3.43%	4.58%	100,000	1,425	45
						$400,000	$6,459	$165
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company's management, including its Principal Executive Officer and Principal Financial Officer, evaluated as of June 30, 2026 the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures, as of June 30, 2026, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes to the Company's internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 1A. Risk Factors
As of June 30, 2026, there have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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

10.1	Note Purchase Agreement, dated April 16, 2026, by and among InvenTrust Properties Corp. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed by the Registrant with the SEC on April 17, 2026)
10.2*	InvenTrust Properties Corp. Director Compensation Plan, dated as of May 5, 2026
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2026, filed with the SEC on August 3, 2026, is formatted in Extensible Business Reporting Language ("XBRL"): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed as part of this Quarterly Report on Form 10-Q
** Furnished as part of this Quarterly Report on Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InvenTrust Properties Corp.

Date:	August 3, 2026
By:	/s/ Daniel J. Busch

Name:	Daniel J. Busch
Title:	President and Chief Executive Officer (Principal Executive Officer)

Date:	August 3, 2026
By:	/s/ Michael D. Phillips

Name:	Michael D. Phillips
Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)