Form 10-Q
period 2026-09-30
InvenTrust Properties Corp.
filed 2026-10-27
CIK 1307748

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
As of October 23, 2026, there were 77,978,431 shares of the registrant's common stock outstanding.

INVENTRUST PROPERTIES CORP.

Quarterly Report on Form 10-Q
For the quarterly period ended September 30, 2026
Table of Contents

-i-

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	As of
	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Investment properties
Land	$747,227	$702,147
Building and other improvements	2,478,598	2,295,852
Construction in progress	14,976	7,473
Total	3,240,801	3,005,472
Less accumulated depreciation	(577,960)	(525,830)
Net investment properties	2,662,841	2,479,642
Cash, cash equivalents, and restricted cash	36,704	40,518
Intangible assets, net	211,585	193,963
Accounts and rents receivable	44,784	37,471
Deferred costs and other assets, net	53,466	37,053
Total assets	$3,009,380	$2,788,647

Liabilities
Debt, net	$1,040,203	$825,881
Accounts payable and accrued expenses	60,897	48,291
Distributions payable	19,494	18,450
Intangible liabilities, net	77,396	68,475
Other liabilities	31,890	33,288
Total liabilities	1,229,880	994,385
Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.001 par value, 40,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 146,000,000 shares authorized, 77,978,431 shares issued and outstanding as of September 30, 2026 and 77,691,533 shares issued and outstanding as of December 31, 2025	78	78
Additional paid-in capital	5,738,889	5,736,652
Distributions in excess of accumulated net income	(3,979,733)	(3,947,229)
Accumulated comprehensive income	20,266	4,761
Total stockholders' equity	1,779,500	1,794,262
Total liabilities and stockholders' equity	$3,009,380	$2,788,647
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share amounts)

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Income
Lease income, net	$86,631	$74,019	$251,084	$220,538
Other property income	486	447	1,444	1,250
Total income	87,117	74,466	252,528	221,788

Operating expenses
Depreciation and amortization	39,731	32,734	114,776	94,086
Property operating	13,202	11,054	37,876	33,277
Real estate taxes	10,369	9,047	30,178	28,597
General and administrative	8,557	8,316	26,818	25,569
Total operating expenses	71,859	61,151	209,648	181,529

Other (expense) income
Interest expense, net	(13,210)	(8,969)	(34,623)	(25,637)
Gain on sale of investment properties	17,379	52	17,379	90,961
Other income and expense, net	(14)	1,628	330	3,177
Total other (expense) income, net	4,155	(7,289)	(16,914)	68,501

Net income	$19,413	$6,026	$25,966	$108,760

Weighted-average common shares outstanding - basic	77,975,439	77,615,993	77,954,965	77,590,691
Weighted-average common shares outstanding - diluted	78,726,151	78,498,873	78,632,013	78,317,551

Net income per common share - basic	$0.25	$0.08	$0.33	$1.40
Net income per common share - diluted	$0.25	$0.08	$0.33	$1.39

Comprehensive income
Net income	$19,413	$6,026	$25,966	$108,760
Unrealized gain (loss) on derivatives, net	18,932	(1,008)	20,287	(2,637)
Reclassification to net income	(7,994)	(2,316)	(4,782)	(6,851)
Comprehensive income	$30,351	$2,702	$41,471	$99,272

See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Distributions in Excess of Accumulated Net Income	Accumulated Comprehensive Income	Total

Beginning balance, January 1, 2026	77,691,533	$78	$5,736,652	$(3,947,229)	$4,761	$1,794,262
Net income	—	—	—	5,184	—	5,184
Unrealized gain on derivatives	—	—	—	—	2,838	2,838
Reclassification to interest expense, net	—	—	—	—	(1,606)	(1,606)
Distributions declared ($0.2500 per common share)	—	—	—	(19,484)	—	(19,484)
Stock-based compensation, net	244,324	—	(3,112)	—	—	(3,112)
Ending balance, March 31, 2026	77,935,857	$78	$5,733,540	$(3,961,529)	$5,993	$1,778,082
Net income	—	—	—	1,369	—	1,369
Unrealized loss on derivatives	—	—	—	—	(1,483)	(1,483)
Reclassification to interest expense, net	—	—	—	—	4,818	4,818
Distributions declared ($0.2500 per common share)	—	—	—	(19,492)	—	(19,492)
Stock-based compensation, net	30,604	—	2,388	—	—	2,388
Ending balance, June 30, 2026	77,966,461	$78	$5,735,928	$(3,979,652)	$9,328	$1,765,682
Net income	—	—	—	19,413	—	19,413
Unrealized gain on derivatives	—	—	—	—	18,932	18,932
Reclassification to interest expense, net	—	—	—	—	(7,994)	(7,994)
Distributions declared ($0.2500 per common share)	—	—	—	(19,494)	—	(19,494)
Stock-based compensation, net	11,970	—	2,961	—	—	2,961
Ending balance, September 30, 2026	77,978,431	$78	$5,738,889	$(3,979,733)	$20,266	$1,779,500

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

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended September 30
	2026	2025
Cash flows from operating activities:
Net income	$25,966	$108,760
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	114,776	94,086
Amortization of market-lease intangibles and inducements, net	(6,014)	(3,170)
Amortization of debt discounts and financing costs	2,632	2,076
Accretion of finance lease liability	153	60
Straight-line rent adjustments, net	(3,802)	(2,859)
Provision for estimated credit losses	752	408
Gain on sale of investment properties	(17,379)	(90,961)
Stock-based compensation, net	8,449	8,195
Changes in operating assets and liabilities:
Accounts and rents receivable	(4,492)	(2,596)
Deferred costs and other assets, net	(1,681)	(3,558)
Accounts payable and accrued expenses	3,568	926
Other liabilities	(1,476)	1,307
Net cash provided by operating activities	121,452	112,674
Cash flows from investing activities:
Purchase of investment properties	(284,101)	(323,308)
Capital investments and leasing costs	(25,655)	(30,503)
Sale of investment properties, net	34,830	299,504
Other investing activities, net	(345)	(40)
Net cash used in investing activities	(275,271)	(54,347)
Cash flows from financing activities:
Payment of tax withholdings for stock-based compensation	(5,614)	(2,442)
Proceeds from sale of common stock under ESPP	494	488
Payment of common stock offering costs	(42)	(9)
Distributions to stockholders	(57,426)	(54,397)
Proceeds from term loan	—	400,000
Repayment of term loan	—	(400,000)
Proceeds from revolving credit facility	230,000	13,000
Repayments of revolving credit facility	(265,000)	(13,000)
Proceeds from senior notes	250,000	—
Payoffs of mortgage debt	—	(13,000)
Payment of mortgage principal	(577)	(219)
Payment of financing costs	(1,830)	(3,603)
Net cash provided by (used in) financing activities	150,005	(73,182)
Net decrease in cash, cash equivalents, and restricted cash	(3,814)	(14,855)
Cash, cash equivalents, and restricted cash at the beginning of the period	40,518	91,221
Cash, cash equivalents, and restricted cash at the end of the period	$36,704	$76,366

INVENTRUST PROPERTIES CORP.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended September 30
	2026	2025

Supplemental disclosure and schedules:
Cash flow disclosure, including non-cash activities:
Cash paid for interest, net of capitalized interest	$31,341	$26,720
Cash paid for income taxes, net of refunds	705	675
Distributions payable to stockholders	19,494	18,450
Accrued capital investments and leasing costs	11,237	4,900
Capitalized costs placed in service	5,847	13,312
Gross issuance of shares for stock-based compensation	14,565	7,351
Finance lease right of use assets obtained in exchange for lease liabilities	—	10,973

Reconciliation to gross acquisition price:
Purchase of investment properties	$284,101	$323,308
Assumption of mortgage principal	—	30,262
Capitalized acquisition costs	(1,527)	(2,336)
Closing credits	4,823	2,891
Prorations and other changes in cash outflow, net	2,179	1,450
Gross acquisition price of investment properties	$289,576	$355,575

Reconciliation to gross disposition price:
Sale of investment properties, net	$34,830	$299,504
Credits and other changes in cash inflow, net	1,170	6,725
Gross disposition price of investment properties	$36,000	$306,229
See accompanying notes to the condensed consolidated financial statements.

INVENTRUST PROPERTIES CORP.
Notes to Condensed Consolidated Financial Statements
September 30, 2026 and 2025
(Unaudited)
The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Readers of these interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (this "Quarterly Report") should refer to the audited consolidated financial statements of InvenTrust Properties Corp. (the "Company" or "InvenTrust") as of and for the year ended December 31, 2025, which are included in the Company's Annual Report on Form 10-K (the "Annual Report") as certain note disclosures contained in such audited consolidated financial statements have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary (consisting of normal recurring accruals, except as otherwise noted) for a fair presentation have been included in these condensed consolidated financial statements. Unless otherwise noted, all square feet and dollar amounts are stated in thousands, except share, per share and per square foot data. Number of properties and square feet are unaudited.

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
The Company has a single reportable segment, multi-tenant retail, for disclosure purposes in accordance with GAAP. The following table summarizes the Company's retail portfolio as of September 30, 2026 and 2025:

	As of September 30
	2026	2025
No. of properties	78	71
Gross Leasable Area ("GLA") (square feet)	12,301	11,347

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

3. Revenue Recognition
Operating Leases
Minimum lease payments to be received under long-term operating leases and short-term specialty leases, excluding additional percentage rent based on tenants' sales volume and tenant reimbursements of certain operating expenses, and assuming no exercise of renewal options or early termination rights, are as follows:

As of September 30, 2026
Remaining 2026	$62,044
2027	242,032
2028	219,406
2029	188,902
2030	160,672
Thereafter	588,829
Total	$1,461,885
The foregoing table includes payments from tenants who have taken possession of their space and tenants who have been moved to the cash basis of accounting for revenue recognition purposes. The remaining lease terms range from less than one year to fifty-four years.
The following table presents the disaggregation of lease income, net:

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Minimum base rent	$55,480	$47,632	$160,396	$141,856
Real estate tax recoveries	9,624	8,516	28,015	26,509
Common area maintenance, insurance, and other recoveries	10,995	9,228	31,767	27,737
Ground rent income	5,968	5,449	17,628	15,527
Amortization of market-lease intangibles and inducements, net	2,063	1,186	6,014	3,170
Short-term and other lease income	1,082	859	3,339	3,084
Termination fee income	42	146	875	204
Straight-line rent adjustments, net	1,622	1,121	3,802	2,859
Provision for estimated credit losses	(245)	(118)	(752)	(408)
Lease income, net	$86,631	$74,019	$251,084	$220,538

4. Acquired Properties
The following table reflects the retail properties acquired during the nine months ended September 30, 2026:

Month Acquired	Property	Market	GLA (Square Feet)	Gross Acquisition Price
Feb-26	Marketplace at Hudson Station	Phoenix, AZ	60	$31,250
Feb-26	Nashville West	Nashville, TN	324	88,000
Mar-26	The Centre on Hugh Howell - Outparcel (a)	Atlanta, GA	7	3,731
May-26	3609 South	Charlotte, NC	29	16,600
Jun-26	Sweetgrass Corner	Charleston, SC	95	50,995
Jun-26	Western Plaza	Knoxville, TN	162	65,000
Jul-26	New Garden Crossing	Greensboro, NC	169	34,000
			846	$289,576
(a)The Company acquired a single-tenant outparcel adjacent to this retail property. The assets, liabilities, and operations of the outparcel acquired are combined for presentation purposes with the retail property already owned by the Company.

The following table reflects the retail properties acquired during the nine months ended September 30, 2025:

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

The following table presents the Company's purchase price allocations of retail properties acquired, accounted for as asset acquisitions, during the nine months ended September 30, 2026 and 2025:

	2026 Acquisitions		2025 Acquisitions
	Amount	Weighted Average Useful Life (in Years)	Amount	Weighted Average Useful Life (in Years)
Land	$50,041	N/A	$52,763	N/A
Building, roofs, and site improvements	196,278	28.3	246,589	28.0
Finance lease fair value adjustment (a)	—	N/A	(2,008)	66.6
In-place lease intangibles	53,199	7.2	77,020	8.5
Above-market lease intangibles	3,107	8.0	2,221	7.8
Mortgage payable fair value adjustments	—	N/A	1,114	3.7
Below-market lease intangibles	(16,345)	13.0	(22,679)	14.9
Net assets acquired	286,280		355,020
Capitalized acquisition costs	(1,527)		(2,336)
Closing credits	4,823		2,891
Gross acquisition price	$289,576		$355,575
(a)The Company recognized a fair value adjustment to the finance lease right-of-use ("ROU") asset related to the ground lease assumed upon the acquisition of West Ashley Station. See "Note 11. Commitments and Contingencies".

5. Disposed Properties
The following table reflects the real property disposed of during the nine months ended September 30, 2026.

Month Disposed	Property	Market	GLA (Square Feet)	Gross Disposition Price	Gain on Sale
Sep-26	Eldridge Town Center	Houston, TX	144	$36,000	$17,379
The following table reflects the real property disposed of during the nine months ended September 30, 2025:

Month Disposed	Property	Market	GLA (Square Feet)	Gross Disposition Price	Gain on Sale
Jun-25	California portfolio disposition (a)	California	746	$306,000	$90,909
Sep-25	Custer Creek Village (b)	Dallas, TX	N/A	229	52
			746	$306,229	$90,961
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
The Company's credit agreements and mortgage loans require compliance with certain covenants, such as debt service coverage ratios, investment restrictions, and distribution limitations. As of September 30, 2026 and December 31, 2025, the Company was in compliance with all loan covenants.
Credit Agreements
The Company has a $500 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility is scheduled to mature on January 15, 2029, with one 6-month extension option. On August 25, 2025, the Company entered into an amendment to the Revolving Credit Facility, which modified the applicable interest rate thereunder by removing the credit spread adjustment to SOFR, in addition to other modifications. As of September 30, 2026, the Company had available liquidity of $480 million under the Revolving Credit Facility.
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
On September 22, 2026, pursuant to the existing provisions of the Amended Term Loan Agreement, the Company elected to change its interest rate benchmark from 1-Month Term SOFR to Daily Simple SOFR for its $200 million 5-year tranche term loan maturing August 26, 2030. Concurrent with this election, the Company's existing 1-Month Term SOFR swaps expired and its $200 million notional forward-starting Daily Simple SOFR swaps became effective.
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
Finance Lease Liability
On June 10, 2025, in connection with its acquisition of West Ashley Station, the Company assumed a ground lease and recognized a related finance lease liability of $10,973. As of September 30, 2026, the balance of the finance lease liability was $11,235. See "Note 11. Commitments and Contingencies".

The following table summarizes the Company's debt as of September 30, 2026 and December 31, 2025:

			As of September 30, 2026		As of December 31, 2025
	Maturity	Rate Type	Interest Rate	Amount	Interest Rate	Amount
Mortgages Payable
Total mortgages payable	Various	Fixed	4.28% (a)	$117,029	4.28% (a)	$117,605

Term Loan
$200.0 million 5 year	Aug-30	Fixed	4.50% (b)	100,000	2.66% (d)	100,000
$200.0 million 5 year	Aug-30	Fixed	4.50% (b)	100,000	2.66% (d)	100,000
$200.0 million 5.5 year	Feb-31	Fixed	2.63% (c)	50,000	2.63% (c)	50,000
$200.0 million 5.5 year	Feb-31	Fixed	2.69% (c)	50,000	2.69% (c)	50,000
$200.0 million 5.5 year	Feb-31	Fixed	4.84% (c)	100,000	4.84% (c)	100,000
Total				400,000		400,000

Senior Notes
2022 Senior Notes
$150.0 million Series A Notes	Aug-29	Fixed	5.07%	150,000	5.07%	150,000
$100.0 million Series B Notes	Aug-32	Fixed	5.20%	100,000	5.20%	100,000
2026 Senior Notes
$50.0 million Series A Notes	Jun-29	Fixed	5.09%	50,000	N/A	—
$100.0 million Series B Notes	Jun-31	Fixed	5.32%	100,000	N/A	—
$100.0 million Series C Notes	Jun-33	Fixed	5.60%	100,000	N/A	—
Total				500,000		250,000

Revolving Credit Facility
$500.0 million total capacity	Jan-29	Variable	1M SOFR + 1.05% (e)(f)	20,000	1M SOFR + 1.05% (e)(f)	55,000

Total secured and unsecured debt			4.70%	1,037,029	4.04%	822,605

Finance Lease Liability
West Ashley Station Ground Lease	Jan-92	N/A	N/A	11,235	N/A	11,082

Debt discounts and financing costs, net				(8,061)		(7,806)
Debt, net				$1,040,203		$825,881
(a)Interest rates reflect the weighted average of the Company's mortgages payable.
(b)Interest rates reflect the fixed rates achieved through the Company's interest rate swaps that became effective September 22, 2026, when previous swaps expired.
(c)Interest rates reflect the fixed rates achieved through the Company's effective interest rate swaps terminating on March 22, 2027, at which point the weighted average fixed interest rate will become 4.58%.
(d)Interest rates reflect the fixed rates achieved through the Company's historical interest rate swaps.
(e)As of September 30, 2026 and December 31, 2025, 1-Month Term SOFR was 3.91% and 3.69%, respectively.
(f)Interest rate applies to drawn balance only. An additional annual facility fee of 0.15% applies to entire Revolving Credit Facility capacity.

The following table summarizes the scheduled payments and maturities of the Company's debt as of September 30, 2026:

Scheduled maturities by year:	Mortgage Payments	Mortgage Maturities	Term Loan & Senior Notes	Revolving Credit Facility	Total
Remaining 2026	$197	$—	$—	$—	$197
2027	810	26,000	—	—	26,810
2028	495	21,321	—	—	21,816
2029	449	61,750	200,000	20,000	282,199
2030	154	5,853	200,000	—	206,007
Thereafter	—	—	500,000	—	500,000
Total	$2,105	$114,924	$900,000	$20,000	$1,037,029
Finance lease liability					11,235
Debt discounts and financing costs, net					(8,061)
Total Debt, net					$1,040,203

7. Fair Value Measurements
Recurring Measurements
The following table summarizes the financial instruments remeasured at fair value on a recurring basis:

	Fair Value Measurements as of
	September 30, 2026			December 31, 2025
Cash Flow Hedges: (a) (b)	Level 1	Level 2 (c)	Level 3	Level 1	Level 2 (c)	Level 3
Derivative interest rate swap assets	—	$20,266	—	—	$5,196	—
Derivative interest rate swap liabilities	$—	$—	$—	$—	$(435)	$—
(a)During the twelve months subsequent to September 30, 2026, an estimated $4,811 of derivative interest rate balances recognized in accumulated comprehensive income will be reclassified into earnings.
(b)As of September 30, 2026 and December 31, 2025, the Company determined that the credit valuation adjustments associated with nonperformance risk are not significant to the overall valuation of its derivatives. As a result, the Company's derivative valuations in their entirety are classified as Level 2 of the fair value hierarchy.
(c)Derivative assets or liabilities are recognized as a part of deferred costs and other assets, net or other liabilities, respectively.

Nonrecurring Measurements
Investment Properties
During the nine months ended September 30, 2026 and 2025, the Company had no Level 3 nonrecurring fair value measurements.
Financial Instruments Not Measured at Fair Value
The following table summarizes the estimated fair value of financial instruments presented at carrying values in the Company's condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
	Carrying Value	Estimated Fair Value	Market Interest Rate	Carrying Value	Estimated Fair Value	Market Interest Rate
Mortgages Payable	$117,029	$110,583	7.02%	$117,605	$111,945	6.09%
Senior Notes	500,000	477,520	6.41%	250,000	248,320	5.24%
Term Loan	400,000	399,300	5.89%	400,000	398,701	4.64%
Revolving Credit Facility	20,000	20,027	5.64%	55,000	54,957	4.37%
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
The following table reconciles the amounts used in calculating basic and diluted EPS:

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Numerator:
Net income attributed to common shares - basic and diluted	$19,413	$6,026	$25,966	$108,760

Denominator:
Weighted average common shares outstanding - basic	77,975,439	77,615,993	77,954,965	77,590,691
Dilutive effect of unvested restricted shares	750,712	882,880	677,048	726,860
Weighted average common shares outstanding - diluted	78,726,151	78,498,873	78,632,013	78,317,551

Basic and diluted earnings per common share:
Net income per common share - basic	$0.25	$0.08	$0.33	$1.40
Net income per common share - diluted	$0.25	$0.08	$0.33	$1.39
ATM Program
The Company maintains an at-the-market equity offering program (the "ATM Program") through which the Company may sell from time to time up to an aggregate of $250.0 million of its common stock. In connection with the ATM Program, the Company may sell shares of its common stock to or through sales agents, or may enter into separate forward sale agreements with one of the agents, or one of their respective affiliates, as a forward purchaser. During the nine months ended September 30, 2026 and 2025, no shares were issued under the ATM Program. As of September 30, 2026, $236.7 million of common stock remains available for issuance under the ATM Program.
Share Repurchase Program
The Company maintains a share repurchase program (the "SRP") of up to $150.0 million of the Company's outstanding shares of common stock. The SRP may be suspended or discontinued at any time, and does not obligate the Company to repurchase any dollar amount or particular amount of shares. As of September 30, 2026, the Company has not repurchased any common stock under the SRP.

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
As of September 30, 2026, outstanding restricted stock unit ("RSU") awards were categorized as either time-based awards or market-based awards, each with tandem dividend equivalents. As of September 30, 2026, 1,985,651 shares were available for future issuance under the Incentive Award Plan, as amended by the Amendments.
Market-based awards are valued as of the grant date utilizing a Monte Carlo simulation model that assesses the probability of satisfying certain market performance thresholds over a three year performance period.
The following table summarizes the Company's significant assumptions used in the Monte Carlo simulation models:

	At Grant Date
	2026	2025
Volatility	21.00%	27.00%
Risk free interest rate	3.53%	4.35%
Dividend Yield	3.40%	3.30%

The following table summarizes the Company's RSU activity under the Incentive Award Plan during the nine months ended September 30, 2026:

	Unvested Time-Based RSUs	Unvested Market-Based RSUs	Weighted-Average Grant Date Price Per Share
Outstanding as of January 1, 2026	195,236	1,128,760	$19.12
Shares granted	180,124	363,670	$22.27
Shares vested	(30,604)	(416,550)	$17.28
Unearned performance shares	—	(14,640)	$16.53
Outstanding as of September 30, 2026	344,756	1,061,240	$20.96
Employee Stock Purchase Plan
Employees may purchase up to an aggregate of 3,300,000 shares of the Company's common stock under the InvenTrust Properties Corp. 2023 Employee Stock Purchase Plan (the "ESPP"), of which 3,228,922 shares remain available for future issuance as of September 30, 2026.
The following table summarizes the Company's common stock activity under the ESPP:

	Nine months ended September 30
	2026	2025
Gross shares purchased	21,234	24,209
Weighted average discounted issuance price	$23.25	$20.17
Issuance proceeds	$494	$488
Stock-Based Compensation Expense
The following table summarizes the Company's stock-based compensation expense:

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Incentive Award Plan, net (a)	$2,805	$2,678	$8,358	$8,086
Employee Stock Purchase Plan (b)	31	33	91	109
Stock-based compensation, net	$2,836	$2,711	$8,449	$8,195
(a)As of September 30, 2026, there was $15,331 of estimated unrecognized compensation expense to be recognized through December 2029.
(b)As of September 30, 2026, there was $94 of estimated unrecognized compensation expense to be recognized through June 2028.

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
Retail properties generally require capital investments, including value-enhancing development and redevelopment projects and leasing commissions. During the three months ended September 30, 2026 and 2025, the Company paid $11,645 and $12,399 of capital investments and leasing costs, respectively. During the nine months ended September 30, 2026 and 2025, the Company paid $25,655 and $30,503 of capital investments and leasing costs, respectively. As of September 30, 2026 and 2025, total accrued capital investments and leasing costs were $11,237 and $4,900, respectively.
The measure of segment assets regularly reviewed by the CODM is reported on the condensed consolidated balance sheets as Total assets. No single tenant comprises 10% or more of the Company's Lease income, net for any periods presented.
Net Operating Income
The following table reconciles net income, the most directly comparable GAAP measure, to NOI:

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Net income	$19,413	$6,026	$25,966	$108,760
Adjustments to reconcile to NOI:
Other income and expense, net	14	(1,628)	(330)	(3,177)
Interest expense, net	13,210	8,969	34,623	25,637
Gain on sale of investment properties	(17,379)	(52)	(17,379)	(90,961)
Depreciation and amortization	39,731	32,734	114,776	94,086
General and administrative	8,557	8,316	26,818	25,569
Adjustments to NOI (a)	(3,727)	(2,453)	(10,691)	(6,233)
NOI	$59,819	$51,912	$173,783	$153,681
(a)Adjustments to NOI include lease termination income and expense and GAAP Rent Adjustments.

Significant Expenses
The following table presents the disaggregation of property operating expenses:

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Repairs and maintenance	$4,810	$3,719	$13,877	$10,927
Payroll, benefits, and office	2,634	2,532	8,114	7,897
Utilities and waste removal	3,251	2,703	8,795	7,692
Property insurance	1,338	1,266	3,889	4,182
Security, legal, and other	1,169	834	3,201	2,579
Property operating expenses	$13,202	$11,054	$37,876	$33,277

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
The following table summarizes the activity in the liability for unpaid losses and loss adjustment expenses:

	Nine months ended September 30
	2026	2025
Balance at the beginning of the period	$300	$820
Incurred related to:
Current year	229	334
Prior years	—	22
Total incurred	229	356
Paid related to:
Current year	(19)	(90)
Prior years	(59)	(771)
Total paid	(78)	(861)
Balance at the end of the period	$451	$315
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

The following table summarizes the Company's operating and finance leases as of September 30, 2026 and December 31, 2025:

		As of
	Balance Sheet Caption	September 30, 2026	December 31, 2025
Operating lease ROU assets	Deferred costs and other assets, net	$2,683	$2,683
Operating lease ROU accumulated amortization	Deferred costs and other assets, net	$(1,381)	$(1,144)
Operating lease liabilities	Other liabilities	$(1,814)	$(2,129)

Finance lease ROU asset	Building and other improvements	$8,965	$8,965
Finance lease ROU accumulated amortization	Accumulated depreciation	$(176)	$(75)
Finance lease liability	Debt, net	$(11,235)	$(11,082)

Weighted-average remaining lease term - Operating leases		3.8 years	4.5 years
Weighted-average remaining lease term - Finance lease		65.4 years	66.1 years
Weighted-average discount rate - Operating leases		4.47%	4.48%
Weighted-average discount rate - Finance lease		6.80%	6.80%
The following table summarizes the Company's lease costs for the three and nine months ended September 30, 2026 and 2025:

	Statement of Operations Expense Caption	Three months ended September 30		Nine months ended September 30
		2026	2025	2026	2025
Operating lease costs:
Minimum lease cost	General and administrative	$107	$108	$323	$324
Variable lease cost	General and administrative	$74	$68	$243	$225

Finance lease costs:
Amortization of ROU asset	Depreciation and amortization	$34	$34	$101	$42
Interest on lease liability	Interest expense, net	$188	$187	$565	$230
Variable lease cost	Property operating	$36	$31	$110	$39

The following table summarizes the Company's future minimum lease obligations as of September 30, 2026:

	Future Minimum Lease Payments
Scheduled minimum payments by year:	Operating Leases	Finance Lease
Remaining 2026	$131	$138
2027	529	578
2028	522	605
2029	493	605
2030	293	605
Thereafter	—	71,211
Total expected minimum lease obligation	1,968	73,742
Less: Amount representing interest (a)	(154)	(62,507)
Present value of net minimum lease payments	$1,814	$11,235
(a)Interest includes the amount necessary to reduce the total expected minimum lease obligations to present value calculated at the Company's IBR.

12. Subsequent Events
In preparing its condensed consolidated financial statements, the Company evaluated events and transactions occurring after September 30, 2026 through the date the financial statements were issued for recognition and disclosure purposes. Based on this evaluation, the Company determined that there were no events that have occurred that require recognition or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (this "Quarterly Report"), other than purely historical information, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). These statements include statements about InvenTrust Properties Corp.'s (the "Company", "InvenTrust", "we", "our", or "us") plans, objectives, strategies, financial performance and outlook, trends, the amount and timing of future cash distributions, prospects or future events; and involve known and unknown risks that are difficult to predict.
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
Macroeconomic Trends
Our business, and the business and operations of our tenants, depend on the overall state of the economy, and we and they could be negatively impacted by slower economic growth and the potential for a recession. Although inflation has moderated from prior peaks, it remains elevated, and the economic outlook remains uncertain due to ongoing geopolitical tensions, evolving global trade policies and tariff actions, and potential supply chain disruptions. These factors, along with volatility in energy prices and interest rates, may contribute to broader economic uncertainty and could adversely impact our tenants' operations. Additionally, other challenging macroeconomic conditions, and the resulting impact on the economy and consumer spending, could negatively impact our business and that of our tenants.
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

Recent Developments
Acquisitions
On July 1, 2026, we acquired New Garden Crossing, a 169,000 square foot community center anchored by Lowes Foods, in Greensboro, North Carolina, for a gross acquisition price of $34.0 million. We used available liquidity to fund the acquisition.
Debt
On September 22, 2026, pursuant to the existing provisions of the Amended Term Loan Agreement, we elected to change our interest rate benchmark from 1-Month Term SOFR to Daily Simple SOFR for our $200 million 5-year tranche term loan maturing August 26, 2030. Concurrent with this election, our existing 1-Month Term SOFR swaps expired and our $200 million notional forward-starting Daily Simple SOFR swaps became effective.

Our Retail Portfolio
The following table summarizes our retail portfolio as of September 30, 2026 and 2025:

	As of September 30
	2026	2025
No. of properties	78	71
GLA (square feet)	12,301	11,347
Economic occupancy (a)	95.3%	95.6%
Leased occupancy (b)	96.4%	97.2%
ABR PSF (c)	$20.97	$20.28
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
Summary by Same Property
Properties classified as same property were owned for the entirety of both periods presented ("Same Properties"). The following table summarizes the Same Properties of our retail portfolio for the three and nine months ended September 30, 2026 and 2025.

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
No. of properties	66	66	62	62
GLA (square feet)	10,426	10,411	10,096	10,081
Economic occupancy	95.0%	95.4%	94.9%	95.4%
Leased occupancy	96.1%	97.1%	96.1%	97.1%
ABR PSF	$20.84	$20.33	$20.77	$20.28
Lease Expirations
Our retail business is neither highly dependent on specific retailers nor subject to lease rollover concentration. We believe this minimizes risk to our retail portfolio from significant revenue variances over time.

Results of Operations
Comparison of results for the three and nine months ended September 30, 2026 and 2025
We generate substantially all of our earnings from property operations. Since January 1, 2025, we have acquired sixteen retail properties and disposed of six retail properties.
The following table presents the comparative results of our income.

	Three months ended September 30			Nine months ended September 30
	2026	2025	Increase	2026	2025	Increase
Income
Lease income, net	$86,631	$74,019	$12,612	$251,084	$220,538	$30,546
Other property income	486	447	39	1,444	1,250	194
Total income	$87,117	$74,466	$12,651	$252,528	$221,788	$30,740
Lease income, net, for the three months ended September 30, 2026 increased $12.6 million when compared to the same period in 2025, as a result of increases from properties acquired of $10.3 million, decreases from properties disposed of $0.2 million, and the following activity related to our Same Properties:
•$1.4 million of increased minimum base and ground rent,
•$0.8 million of increased common area maintenance and real estate tax recoveries,
•$0.3 million of increased amortization of market-lease intangibles, and
•$0.1 million of net increases in all other lease income, partially offset by:
•$0.1 million of decreased lease termination income.
Lease income, net, for the nine months ended September 30, 2026 increased $30.5 million when compared to the same period in 2025, as a result of increases from properties acquired of $35.5 million, decreases from properties disposed of $10.4 million, and the following activity related to our Same Properties:
•$4.0 million of increased minimum base and ground rent,
•$0.9 million of increased common area maintenance and real estate tax recoveries,
•$0.5 million of increased short-term and other lease income, and
•$0.3 million of increased lease termination income, partially offset by:
•$0.3 million of increased credit losses net of related reversals.
The following table presents the comparative results of our operating expenses.

	Three months ended September 30			Nine months ended September 30
	2026	2025	Increase	2026	2025	Increase
Operating expenses
Depreciation and amortization	$39,731	$32,734	$6,997	$114,776	$94,086	$20,690
Property operating	13,202	11,054	2,148	37,876	33,277	4,599
Real estate taxes	10,369	9,047	1,322	30,178	28,597	1,581
General and administrative	8,557	8,316	241	26,818	25,569	1,249
Total operating expenses	$71,859	$61,151	$10,708	$209,648	$181,529	$28,119
Depreciation and amortization for the three months ended September 30, 2026 increased $7.0 million when compared to the same period in 2025, as a result of:
•$8.6 million of increases from properties acquired, partially offset by:
•$1.5 million of net decreases from our Same Properties, and
•$0.1 million of decreases from properties disposed.

Depreciation and amortization for the nine months ended September 30, 2026 increased $20.7 million when compared to the same period in 2025, as a result of:
•$25.9 million of increases from properties acquired, partially offset by:
•$3.0 million of decreases from properties disposed, and
•$2.2 million of net decreases from our Same Properties.
Property operating expenses for the three months ended September 30, 2026 increased $2.1 million when compared to the same period in 2025, as a result of:
•$1.8 million of increases from properties acquired, and
•$0.3 million of net increases from our Same Properties.
Property operating expenses for the nine months ended September 30, 2026 increased $4.6 million when compared to the same period in 2025, as a result of:
•$5.7 million of increases from properties acquired, and
•$0.4 million of net increases from our Same Properties, partially offset by:
•$1.5 million of decreases from properties disposed.
Real estate taxes for the three months ended September 30, 2026 increased $1.3 million when compared to the same period in 2025, as a result of:
•$0.7 million of increases from properties acquired, and
•$0.6 million of net increases from our Same Properties.
Real estate taxes for the nine months ended September 30, 2026 increased $1.6 million when compared to the same period in 2025, as a result of:
•$2.9 million of increases from properties acquired, partially offset by:
•$1.3 million of decreases from properties disposed.
General and administrative expenses for the three and nine months ended September 30, 2026 increased $0.2 million and $1.2 million, respectively, when compared to the same periods in 2025, primarily as a result of increased non-compensation costs.

The following table presents the comparative results of our other income and expenses.

	Three months ended September 30			Nine months ended September 30
	2026	2025	Change	2026	2025	Change
Other (expense) income
Interest expense, net	$(13,210)	$(8,969)	$(4,241)	$(34,623)	$(25,637)	$(8,986)
Gain on sale of investment properties	17,379	52	17,327	17,379	90,961	(73,582)
Other income and expense, net	(14)	1,628	(1,642)	330	3,177	(2,847)
Total other (expense) income, net	$4,155	$(7,289)	$11,444	$(16,914)	$68,501	$(85,415)
The following table presents the disaggregation of interest expense, net:

	Three months ended September 30			Nine months ended September 30
	2026	2025	Increase (Decrease)	2026	2025	Increase (Decrease)
Term loans, including impact of derivatives	$3,370	$3,370	$—	$9,832	$10,083	$(251)
Senior notes	6,643	3,202	3,441	13,045	9,604	3,441
Mortgages payable	1,258	1,062	196	3,772	2,913	859
Revolving credit facility, including facility fees	897	477	420	5,063	958	4,105
Capitalized interest	(69)	(65)	(4)	(286)	(227)	(59)
Interest on finance lease liability	137	138	(1)	412	170	242
Accretion of finance lease liability	51	49	2	153	60	93
Amortization of debt discounts and financing costs	923	736	187	2,632	2,076	556
Total interest expense, net	$13,210	$8,969	$4,241	$34,623	$25,637	$8,986
Interest expense, net increased $4.2 million and $9.0 million during the three and nine months ended September 30, 2026, respectively, primarily as a result of the issuance of our 2026 Senior Notes and borrowings outstanding on our $500 million revolving credit facility ("Revolving Credit Facility") to fund acquisitions.
During the three and nine months ended September 30, 2026, we recognized a gain of $17.4 million on the sale of one retail property. During the three months ended September 30, 2025, we recognized a gain of $0.1 million on the completion of a partial condemnation at one retail property. In addition, during the nine months ended September 30, 2025, we completed a portfolio sale of five properties in California for an aggregate gross disposition price of $306.0 million and recognized a gain of $90.9 million.
Other income and expense, net decreased $1.6 million and $2.8 million during the three and nine months ended September 30, 2026, respectively, primarily as a result of decreased interest income due to lower cash balances.

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
Reconciliation of Net Income to Non-GAAP Measures
The following table reconciles net income, the most directly comparable GAAP measure, to NOI and Same Property NOI:

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Net income	$19,413	$6,026	$25,966	$108,760
Adjustments to reconcile to non-GAAP measures:
Other income and expense, net	14	(1,628)	(330)	(3,177)
Interest expense, net	13,210	8,969	34,623	25,637
Gain on sale of investment properties	(17,379)	(52)	(17,379)	(90,961)
Depreciation and amortization	39,731	32,734	114,776	94,086
General and administrative	8,557	8,316	26,818	25,569
Adjustments to NOI (a)	(3,727)	(2,453)	(10,691)	(6,233)
NOI	59,819	51,912	173,783	153,681
NOI from other investment properties	(9,456)	(3,049)	(28,956)	(13,552)
Same Property NOI	$50,363	$48,863	$144,827	$140,129
(a)Adjustments to NOI include lease termination income and expense and GAAP Rent Adjustments.

Comparison of the components of Same Property NOI
A total of 66 and 62 retail properties met our Same Property criteria for the three and nine months ended September 30, 2026 and 2025, respectively.
The following table presents the changes in Same Property NOI for the three months ended September 30, 2026 and 2025:

	Three months ended September 30
	2026	2025	Change	Variance
Minimum base rent	$46,411	$45,169	$1,242	2.7%
Real estate tax recoveries	8,569	8,125	444	5.5%
Common area maintenance, insurance, and other recoveries	9,198	8,822	376	4.3%
Ground rent income	4,852	4,741	111	2.3%
Short-term and other lease income	993	849	144	17.0%
Provision for estimated credit losses	(163)	(137)	(26)	19.0%
Other property income	429	409	20	4.9%
Total income	70,289	67,978	2,311	3.4%
Property operating	10,712	10,458	254	2.4%
Real estate taxes	9,214	8,657	557	6.4%
Total operating expenses	19,926	19,115	811	4.2%
Same Property NOI	$50,363	$48,863	$1,500	3.1%
Same Property NOI increased by $1.5 million, or 3.1%, when comparing the three months ended September 30, 2026 to the same period in 2025, and was primarily a result of increased ABR PSF from fixed annual rent escalations and favorable lease spreads.

The following table presents the changes in Same Property NOI for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30
	2026	2025	Change	Variance
Minimum base rent	$132,829	$129,144	$3,685	2.9%
Real estate tax recoveries	24,512	24,395	117	0.5%
Common area maintenance, insurance, and other recoveries	26,116	25,337	779	3.1%
Ground rent income	14,500	14,167	333	2.4%
Short-term and other lease income	3,106	2,714	392	14.4%
Provision for estimated credit losses	(562)	(271)	(291)	107.4%
Other property income	1,267	1,148	119	10.4%
Total income	201,768	196,634	5,134	2.6%
Property operating	30,527	30,140	387	1.3%
Real estate taxes	26,414	26,365	49	0.2%
Total operating expenses	56,941	56,505	436	0.8%
Same Property NOI	$144,827	$140,129	$4,698	3.4%
Same Property NOI increased by $4.7 million, or 3.4%, when comparing the nine months ended September 30, 2026 to the same period in 2025, and was primarily a result of increased ABR PSF from fixed annual rent escalations, favorable lease spreads, and decreased insurance costs.

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
See our Annual Report for expanded descriptions of Nareit FFO and Core FFO.
The following table reconciles net income, the most directly comparable GAAP measure, to Nareit FFO Applicable to Common Shares and Dilutive Securities and Core FFO Applicable to Common Shares and Dilutive Securities:

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Net income	$19,413	$6,026	$25,966	$108,760
Depreciation and amortization of real estate assets	39,466	32,446	113,972	93,263
Gain on sale of investment properties	(17,379)	(52)	(17,379)	(90,961)
Nareit FFO Applicable to Common Shares and Dilutive Securities	41,500	38,420	122,559	111,062
Amortization of market-lease intangibles and inducements, net	(2,063)	(1,186)	(6,014)	(3,170)
Straight-line rent adjustments, net	(1,622)	(1,121)	(3,802)	(2,859)
Amortization of debt discounts and financing costs	923	736	2,632	2,076
Accretion of finance lease liability	51	49	153	60
Depreciation and amortization of corporate assets	265	288	804	823
Non-operating income and expense, net (a)	(54)	(484)	(470)	(725)
Core FFO Applicable to Common Shares and Dilutive Securities	$39,000	$36,702	$115,862	$107,267

Weighted average common shares outstanding - basic	77,975,439	77,615,993	77,954,965	77,590,691
Dilutive effect of unvested restricted shares (b)	750,712	882,880	677,048	726,860
Weighted average common shares outstanding - diluted	78,726,151	78,498,873	78,632,013	78,317,551

Net income per diluted share	$0.25	$0.08	$0.33	$1.39
Per share adjustments for Nareit FFO	0.28	0.41	1.23	0.03
Nareit FFO per diluted share	$0.53	$0.49	$1.56	$1.42
Per share adjustments for Core FFO	(0.03)	(0.02)	(0.09)	(0.05)
Core FFO per diluted share	$0.50	$0.47	$1.47	$1.37
(a)Reflects items which are not pertinent to measuring ongoing operating performance, such as miscellaneous and settlement income.
(b)For purposes of calculating non-GAAP per share measures, we apply the same denominator used in calculating diluted earnings per share in accordance with GAAP.

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
The following table reconciles net income, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA:

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Net income	$19,413	$6,026	$25,966	$108,760
Interest expense, net	13,210	8,969	34,623	25,637
Income tax expense	149	144	440	420
Depreciation and amortization	39,731	32,734	114,776	94,086
EBITDA	72,503	47,873	175,805	228,903
Gain on sale of investment properties	(17,379)	(52)	(17,379)	(90,961)
Amortization of market-lease intangibles and inducements, net	(2,063)	(1,186)	(6,014)	(3,170)
Straight-line rent adjustments, net	(1,622)	(1,121)	(3,802)	(2,859)
Non-operating income and expense, net (a)	(54)	(484)	(470)	(725)
Adjusted EBITDA	$51,385	$45,030	$148,140	$131,188
(a)Reflects items which are not pertinent to measuring ongoing operating performance, such as miscellaneous and settlement income.

Liquidity and Capital Resources
Capital Investments and Leasing Costs
Retail properties generally require capital investments, including value-enhancing development and redevelopment projects and leasing costs.
The following table summarizes the cash paid for capital investments and leasing costs:

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Tenant improvements	$3,650	$2,583	$6,081	$4,840
Leasing costs	983	1,048	2,259	2,899
Property improvements	3,441	3,031	7,932	10,218
Capitalized indirect costs (a)	402	336	1,249	1,150
Total capital expenditures and leasing costs	8,476	6,998	17,521	19,107
Development and redevelopment direct costs	2,809	5,013	6,987	10,325
Development and redevelopment indirect costs (a)	360	388	1,147	1,071
Capital investments and leasing costs (b)	$11,645	$12,399	$25,655	$30,503
(a)Indirect costs include capitalized interest, real estate taxes, insurance, and payroll costs.
(b)As of September 30, 2026 and 2025, total accrued capital investments and leasing costs were $11,237 and $4,900, respectively.

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

We maintain an at-the-market equity offering program (the "ATM Program") pursuant to which we may sell shares of our common stock up to an aggregate purchase price of $250.0 million. In connection with the ATM Program, we may sell shares of our common stock to or through sales agents, or may enter into separate forward sale agreements with one of the agents, or one of their respective affiliates, as a forward purchaser. During the nine months ended September 30, 2026, no shares were issued under the ATM Program. As of September 30, 2026, $236.7 million of common stock remains available for issuance under the ATM Program.
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
Distributions
During the nine months ended September 30, 2026, we declared distributions to our stockholders totaling $58.5 million and paid cash distributions of $57.4 million. As we execute on our retail strategy and continue to evaluate our business, results of operations and cash flows, our Board will continue to evaluate our distribution on a periodic basis.

Summary of Cash Flows

	Nine months ended September 30		Change
	2026	2025
Cash provided by operating activities	$121,452	$112,674	$8,778
Cash used in investing activities	(275,271)	(54,347)	(220,924)
Cash provided by (used in) financing activities	150,005	(73,182)	223,187
Net decrease in cash, cash equivalents, and restricted cash	(3,814)	(14,855)	11,041
Cash, cash equivalents, and restricted cash at beginning of period	40,518	91,221	(50,703)
Cash, cash equivalents, and restricted cash at end of period	$36,704	$76,366	$(39,662)
Cash provided by operating activities was $121.5 million and $112.7 million for the nine months ended September 30, 2026 and 2025, respectively, and was generated primarily from property operations. Operating cash flows increased period over period, as incremental cash flows from our Same Properties and net acquisitions since January 1, 2025 exceeded higher interest payments related to our borrowings and timing-related fluctuations in receipts and payments.
Cash used in investing activities of $275.3 million for the nine months ended September 30, 2026 was the result of:
•$284.1 million for acquisitions of investment properties, and
•$26.0 million for capital investments and leasing costs, and other investing activities, offset by:
•$34.8 million from the sale of investment properties.
Cash used in investing activities of $54.3 million for the nine months ended September 30, 2025 was the result of:
•$323.3 million for acquisitions of investment properties, and
•$30.5 million for capital investments and leasing costs, and other investing activities, offset by:
•$299.5 million from the sale of investment properties.
Cash provided by financing activities of $150.0 million for the nine months ended September 30, 2026 was the result of:
•$250.0 million from proceeds from the 2026 Notes, and
•$0.4 million in net proceeds from our Employee Stock Purchase Plan (the "ESPP"), offset by:
•$57.4 million to pay distributions,
•$35.0 million of net repayments in excess of proceeds on the Revolving Credit Facility,
•$5.6 million for payment of tax withholdings on stock-based compensation, and
•$2.4 million for payment of financing costs and payment of mortgage principal.
Cash used in financing activities of $73.2 million for the nine months ended September 30, 2025 was the result of:
•$54.4 million to pay distributions,
•$16.8 million for pay-offs of mortgage debt, payment of mortgage principal and financing costs, and
•$2.5 million for the payment of tax withholdings for stock-based compensation and other offering costs, offset by:
•$0.5 million in net proceeds from our ESPP.
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
The following table presents our obligations to make future payments under debt and lease agreements as of September 30, 2026, exclusive of debt discounts and financing costs, which are not future cash obligations.

	Payments due by year ending December 31
	2026	2027	2028	2029	2030	Thereafter	Total
Fixed rate debt:
Term Loan and Senior Notes (a)	$—	$—	$—	$200,000	$200,000	$500,000	$900,000
Mortgage maturities	—	26,000	21,321	61,750	5,853	—	114,924
Mortgage payments	197	810	495	449	154	—	2,105
Interest	12,042	48,831	47,828	42,589	31,429	26,353	209,072
Total fixed rate debt	12,239	75,641	69,644	304,788	237,436	526,353	1,226,101
Variable rate debt:
Revolving Credit Facility	—	—	—	20,000	—	—	20,000
Interest	447	1,905	1,946	75	—	—	4,373
Total variable rate debt	447	1,905	1,946	20,075	—	—	24,373
Operating leases (b)	131	529	522	493	293	—	1,968
Finance lease (c)	138	578	605	605	605	71,211	73,742
Grand total	$12,955	$78,653	$72,717	$325,961	$238,334	$597,564	$1,326,184
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company is subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt. The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows. As of September 30, 2026, the Company's debt included outstanding variable-rate debt of $420.0 million, $400.0 million of which has been swapped to a fixed rate through the maturity dates.
As of September 30, 2026, the Company's interest rate risk was limited to $20.0 million on its Revolving Credit Facility. If market rates of interest on all variable-rate debt as of September 30, 2026 permanently increased or decreased by 1%, the annual increase or decrease in interest expense, future earnings, and future cash flows would be approximately $0.2 million. See our Annual Report for expanded descriptions of the Company's market risk associated with changes in interest rates.
The following table summarizes our effective interest rate swaps as of September 30, 2026 and December 31, 2025:

							Fair Value as of
Effective Interest Rate Swaps	Effective Date	Termination Date	InvenTrust Receives	InvenTrust Pays Fixed Rate of	Fixed Rate Achieved (a)	Notional Amount	September 30, 2026	December 31, 2025
5.5 year Term Loan	4/3/23	3/22/27	1-Month SOFR	3.69%	4.84%	$100,000	$220	$(435)
5.5 year Term Loan	6/21/24	3/22/27	1-Month SOFR	1.54%	2.69%	50,000	618	1,082
5.5 year Term Loan	6/21/24	3/22/27	1-Month SOFR	1.48%	2.63%	50,000	631	1,118
5 year Term Loan	9/22/26	8/26/30	Daily SOFR	3.35%	4.50%	100,000	4,721	28
5 year Term Loan	9/22/26	8/26/30	Daily SOFR	3.35%	4.50%	100,000	4,740	36
5 year Term Loan	12/21/23	9/22/26	1-Month SOFR	1.51%	2.66%	100,000	—	1,413
5 year Term Loan	12/21/23	9/22/26	1-Month SOFR	1.51%	2.66%	100,000	—	1,418
							$10,930	$4,660
(a)Interest rates reflect the Company's current credit spread of 1.15%.

The following table summarizes our forward-starting interest rate swaps as of September 30, 2026 and December 31, 2025:

							Fair Value as of
Forward-Starting Interest Rate Swaps	Effective Date	Termination Date	InvenTrust Receives	InvenTrust Pays Fixed Rate of	Fixed Rate Achieved (a)	Notional Amount	September 30, 2026	December 31, 2025
5.5 year Term Loan	3/22/27	2/24/31	Daily SOFR	3.42%	4.57%	100,000	$4,674	$56
5.5 year Term Loan	3/22/27	2/24/31	Daily SOFR	3.43%	4.58%	100,000	4,662	45
							$9,336	$101
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company's management, including its Principal Executive Officer and Principal Financial Officer, evaluated as of September 30, 2026 the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures, as of September 30, 2026, were effective at a reasonable assurance level for the purpose of ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There were no changes to the Company's internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Item 1A. Risk Factors
As of September 30, 2026, there have been no material changes from the risk factors previously disclosed in response to Item 1A. to Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the quarter ended September 30, 2026, pursuant to the provisions of the applicable plans, certain of the Company's employees surrendered shares of common stock to satisfy tax withholding obligations associated with the purchase of shares of common stock at a discount under the ESPP.
The following table summarizes all share repurchases during the third quarter of 2026:

Period	Total No. of Shares Purchased (a)	Average Price Paid per Share	Total No. of Shares Purchased as Part of Publicly Announced Plans or Programs	Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
July 1 - July 31, 2026	1,200	$36.67	—	$150,000
August 1 - August 31, 2026	—	$—	—	$150,000
September 1 - September 30, 2026	—	$—	—	$150,000
Total	1,200
(a)Consists of shares of common stock surrendered to the Company to satisfy tax withholding obligations associated with the purchase of shares of common stock at a discount under the ESPP.
(b)On February 23, 2022, we established a share repurchase program (the "SRP") of up to $150.0 million of our outstanding shares of common stock. The SRP may be suspended or discontinued at any time, and does not obligate us to repurchase any dollar amount or particular amount of shares. As of September 30, 2026, no common stock has been repurchased under the SRP.

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

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2026, filed with the SEC on October 27, 2026, is formatted in Extensible Business Reporting Language ("XBRL"): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed as part of this Quarterly Report on Form 10-Q
** Furnished as part of this Quarterly Report on Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InvenTrust Properties Corp.

Date:	October 27, 2026
By:	/s/ Daniel J. Busch

Name:	Daniel J. Busch
Title:	President and Chief Executive Officer (Principal Executive Officer)

Date:	October 27, 2026
By:	/s/ Michael D. Phillips

Name:	Michael D. Phillips
Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)